Form 10-Q
period 2002-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2003-01-14
CIK 1178970

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                        Commission File Number 001-31566

                       PROVIDENT FINANCIAL SERVICES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              42-1547151
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


830 Bergen Avenue, Jersey City, New Jersey                       07306-4599
------------------------------------------                      ------------
 (Address of principal executive offices)                        (Zip Code)


                                 (201) 333-1000
                                 --------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)     X    Yes           No
                ---           ---
         (2)          Yes      X    No
                ---           ---

     As of September 30, 2002, there were no shares of the Registrant's common stock, par value $0.01 per share, outstanding.

                          Part I--FINANCIAL INFORMATION

     Provident Financial Services, Inc. (the "Registrant") was formed to serve as the stock holding company for The Provident Bank (the "Bank") pursuant to the Bank's mutual-to-stock conversion. As of the date hereof, the Bank has not completed its conversion, and, accordingly, the Registrant has no assets or liabilities. For a further discussion of the Registrant's formation and intended operations, see the Registrant's Form S-1 Registration Statement, as amended, initially filed on August 16, 2002 and declared effective on November 12, 2002. The description of the Registrant in these filings is herein incorporated by reference.

                           Part II--OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 - Selected Quarterly Financial Information of The Provident Bank as of September 30, 2002 and for the three and nine months ended September 30, 2002.

         Exhibit 99.3 - Amended and Restated Supplemental Executive Savings Plan of The Provident Bank.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PROVIDENT FINANCIAL SERVICES, INC.


Date:  December 20, 2002                     /s/ Paul M. Pantozzi
                                             -----------------------------------
                                             Paul M. Pantozzi
                                             Chairman, Chief Executive Officer
                                              and President

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul M. Pantozzi, Chairman, Chief Executive Officer and President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Provident Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 20, 2002                          /s/ Paul M. Pantozzi
-----------------                          ---------------------------------
Date                                       Paul M. Pantozzi
                                           Chairman, Chief Executive Officer
                                            and President

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Linda A. Niro, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Provident Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 20, 2002                                 /s/ Linda A. Niro
-----------------                                -------------------------
Date                                             Linda A. Niro
                                                 Senior Vice President and
                                                  Chief Financial Officer