Form 10-K
period 2002-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2003-03-26
CIK 1178970

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transaction period from ______________ to ______________

                         Commission File Number: 1-31566

                       PROVIDENT FINANCIAL SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                     42-1547151
     ---------------------------------                    ---------------------
       (State or Other Jurisdiction                          (I.R.S. Employer
     of Incorporation or Organization)                    Identification Number)

 830 Bergen Avenue, Jersey City, New Jersey                     07306-4599
 ------------------------------------------                     ----------
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (201) 333-1000
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  X  NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ___  NO  X

         As of March 1, 2003, there were issued and outstanding 61,538,300 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 1, 2003 was $908.6 million.

PART I

ITEM 1.     BUSINESS

GENERAL

PROVIDENT FINANCIAL SERVICES, INC.

         Provident Financial Services, Inc. is a Delaware corporation which, on January 15, 2003, became the holding company for The Provident Bank, following the completion of the conversion of The Provident Bank to a stock chartered savings bank. On January 15, 2003, Provident Financial Services, Inc. issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering and contributed cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by The Provident Bank. As a result of the conversion and our related stock offering, we raised $586.2 million in net proceeds, of which $293.1 million was infused into The Provident Bank and $293.1 million was retained by us. At December 31, 2002, Provident Financial Services, Inc. had no assets or liabilities and had no business operations. As of the completion of the conversion on January 15, 2003, Provident Financial Services, Inc. owned all of the outstanding common stock of The Provident Bank. Currently, Provident Financial Services, Inc.'s activities consist solely of managing the Bank and investing its portion of the net proceeds received in the subscription offering. Accordingly, the following discussion addresses the operations of The Provident Bank and its subsidiaries.

         Provident Financial Services, Inc. maintains a website at www.providentbanknj.com and makes available, free of charge, through this website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These forms can be accessed within the Investor Relations portion of the website by clicking on "SEC Filings."

THE PROVIDENT BANK

         Originally established in 1839, The Provident Bank is a New Jersey chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Provident Bank is a community- and customer-oriented bank operating 49 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union, which we consider our primary market area. As part of our "Customer-Centric Strategy," The Provident Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in our markets. The Provident Bank attracts deposits from the general public in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, mortgage warehouse loans, commercial business loans and consumer loans. The Provident Bank also invests in mortgage-backed securities and other permissible investments. At December 31, 2002, The Provident Bank had total assets of $3.92 billion, net loans of $2.03 billion, total deposits of $3.24 billion, and equity of $326.0 million. Our mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and our telephone number is (201) 333-1000.

The following are highlights of The Provident Bank's operations:

         . Diversified Loan Portfolio. In order to improve asset yields and reduce our exposure to interest rate risk, The Provident Bank diversified its loan portfolio by emphasizing the origination of commercial mortgage, commercial business and mortgage warehouse loans. These loans generally have adjustable interest rates that initially are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans also generally have a higher risk of loss than single-family residential mortgage loans. Residential mortgage loans as a percentage of our loan portfolio have declined from 50.19% at December 31, 1998 to 34.43% at December 31, 2002.

         . Asset Quality. As of December 31, 2002, non-performing assets were $8.5 million or 0.22% of total assets compared to $5.7 million or 0.23% of total assets at December 31, 1998. The Provident Bank's asset quality reflects our focus on underwriting criteria and our aggressive collection and charge-off efforts. However, the increased levels of commercial mortgage, commercial business and mortgage warehouse loans, the limited seasoning of these portfolios and the relatively large credit concentrations, increase The Provident Bank's credit risk.

         . Emphasis on Relationship Banking and Core Deposits. The Provident Bank has emphasized growth in core deposit accounts, such as checking and savings accounts and expanding customer relationships. Core deposit accounts totaled $2.19 billion at December 31, 2002, representing 67.58% of total deposits. The Provident Bank has also focused on increasing the number of households and businesses served and the number of bank products per customer through our commitment to our brand promise -- "Hassle-Free Banking for Busy People."

         . Increasing Non-Interest Income. The Provident Bank's emphasis on transaction accounts and expanded products and services has enabled the Bank to increase non-interest income. A primary source of our non-interest income is derived from fees on our core deposit accounts. Non-interest income increased to $24.1 million for the year ended December 31, 2002 from $21.2 million for the year ended December 31, 2001. We have also focused on expanding our products and services to generate additional non-interest income. In addition to offering investment products and estate management and trust services, we entered into a joint venture in 2001 to sell title insurance and we acquired a mortgage banking company in July 2001.

         . Expense Management. During 2001, The Provident Bank hired a significant number of lending and marketing professionals as part of our business strategy of increasing business lending and deposit relationships and developing and implementing our Customer Relationship Management strategy. Non-interest expense to average assets decreased to 2.90% for the year ended December 31, 2002 from 2.94% for the year ended December 31, 2001.

         . Managing Interest Rate Risk. Although The Provident Bank's liabilities are more sensitive to changes in interest rates than its assets, The Provident Bank seeks to manage its exposure to interest rate risk by emphasizing the origination and retention of adjustable rate and shorter term loans. In addition, The Provident Bank uses its investments in securities to manage interest rate risk. At December 31, 2002, 22.8% of our loan portfolio had a term to maturity of one year or less or had an adjustable interest rate. Moreover, at December 31, 2002, The Provident Bank's securities portfolio totaled $1.46 billion and had an average expected life of 1.86 years (excluding equity securities).

         . Expansion of Retail Banking Franchise. During the last several years, The Provident Bank has expanded its retail banking franchise by acquiring branches and a whole bank. The Provident Bank has also closed branch offices that did not meet its performance criteria. The Provident Bank anticipates continued expansion through the establishment of two to four de novo branch offices annually during the next three years, although no assurance can be given that it will be able to establish these branches as intended. The Provident Bank will consider other expansion opportunities that may arise and that complement or enhance our market presence.

         Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

MARKET AREA

         We are headquartered in Jersey City, which is located in Hudson County, New Jersey. In addition to our banking offices throughout Hudson County, we operate offices in nine additional counties in northern and central New Jersey, namely, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union. The Provident Bank's lending activities, though concentrated in the communities surrounding its offices, extend predominately throughout the State of New Jersey.

         The Provident Bank's 10-county primary market area includes a mix of urban and suburban communities. Hudson County is an urban area situated across the Hudson River from New York City. Extensive development of new office space has been a primary source of economic growth in Hudson County. The Provident Bank's ten-county market area has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. Major employers in the area include several prominent companies such as AT&T, Prudential Insurance Co. and Johnson & Johnson. New Jersey has the highest population density of any state in the United States, and our ten-county market area has a population of 5.8 million, which is 69.0% of the state's total population. Population growth in our market area between 1990 and 2000 was 9.6% compared to the state average of 8.6% and the national average of 13.10%. Median household income in our market area is among the highest in the United States at $51,500, compared to $47,900 for New Jersey as a whole and $37,000 nationally.

         Within its ten-county market area The Provident Bank has an approximate 1.75% share of bank deposits as of June 30, 2002, the latest date for which statistics are available, and an approximate 1.40% deposit share of the New Jersey market statewide. Our market share in each of Hudson and Essex Counties was in excess of 4.0% at that period. Of the 181 FDIC insured institutions operating within New Jersey as of June 30, 2002, The Provident Bank was 15th in total deposits within the state.

         Because of the diversity of industries in The Provident Bank's market area and, to a lesser extent, because of its proximity to the New York City financial markets, the area's economy can be significantly affected by changes in national and international economies. While the growth rate of New Jersey's gross domestic product over the last several years has been less than the national rate, the state's overall unemployment rate has been significantly below the national average. This gap has recently narrowed, particularly in the manufacturing sector, due to the recent recession.

COMPETITION

         We face intense competition within our market both in originating loans and attracting deposits. The Northern and Central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. We face direct competition for loans from each of these institutions as well as from the mortgage companies, mortgage brokers and other loan origination firms operating in our market area. The Provident Bank's most direct competition for deposits has come from the several commercial banks and savings banks in our market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than The Provident Bank and offer services, such as private banking, that we do not provide. In addition, we face significant competition for deposits from the mutual fund industry and from investors' direct purchase of short-term money market securities and other corporate and government securities.

         The Provident Bank expects to compete in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through our investment subsidiary. Relationships with our customers are built and maintained through The Provident Bank's branch network, its deployment of branch and off-site ATMs, and continuing development of its telephone and web-based banking services.

RISK FACTORS

         In addition to factors discussed in the description of our business and elsewhere in this report, the following are risk factors that could aversely affect our future results of operations and our financial condition.

Our Commercial Real Estate, Multi-Family, Mortgage Warehouse and Commercial Loans Expose Us to Increased Lending Risks

         We have significantly increased our construction loans, commercial mortgage loans, mortgage warehouse loans and commercial loans. Our strategy is to continue to grow our portfolios of these types of loans. These loans are generally regarded to have a higher risk of default and loss than single-family residential mortgage loans. Our construction loans have increased from an aggregate of $25.5 million or 1.52% of our total loan portfolio at December 31, 1998 to $96.0 million or 4.73% of our total loan portfolio at December 31, 2002, while our commercial loans have increased from an aggregate of $68.6 million or 4.08% of our total loan portfolio at December 31, 1998 to $183.4 million or 9.03% of our total loan portfolio at December 31, 2002. Our commercial mortgage loans have increased from $300.5 million or 17.88% of our total loan portfolio at December 31, 1998 to $444.2 million or 21.86% of our total loan portfolio at December 31, 2002, while our mortgage warehouse loans have increased from $85.5 million at December 31, 1998 or 5.09% of our total loan portfolio to $276.4 million or 13.60% of our total loan portfolio at December 31, 2002. At the same time, while the dollar amount of our single-family residential mortgage loans has remained relatively level in recent years, the percentage of our single-family residential mortgage loans in our portfolio has significantly decreased. Single-family residential mortgage loans have decreased from 50.19% of our total loan portfolio at December 31, 1998 to 34.43% at December 31, 2002.

         Construction loans, commercial mortgage loans, multi-family mortgage loans, mortgage warehouse loans, marine loans and commercial loans all generally have a higher risk of loss than single-family residential mortgage loans, because repayment of the loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans, multi-family mortgage loans, mortgage warehouse loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan. Additionally, mortgage warehouse lending subjects The Provident Bank to risk of fraud. Such fraud may consist of a mortgage warehouse borrower pledging the same collateral to more than one mortgage warehouse line. Detection of such fraud is generally very difficult. During the quarter ended September 30, 2002, we recorded an $11.1 million provision for loan losses due to the reclassification of a $20.6 million mortgage warehouse line to a mortgage warehouse borrower that has ceased doing business under allegations of fraud. During the fourth quarter we sold loans totaling $1.4 million to investors and charged off an additional $718,000 in loans related to the $20.6 million mortgage warehouse loan. We have placed the remaining loans in our portfolio, established contact with the borrowers and subsequently moved these loans into performing status as payment histories were established.

         In addition, at December 31, 2002, the aggregate principal balance of loans to our fifty largest lending relationships was $568.9 million, or 27.73% of our total loan portfolio. At December 31, 2002, the average loan size for a construction loan was $1.5 million, for a commercial real estate loan was $942,825, for a multi-family loan was $452,649, for a mortgage warehouse loan was $7.3 million, and for a commercial loan was $184,708, compared to an average loan size of $113,963 for a single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

         Our success depends primarily on the general economic conditions in northern-central New Jersey. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern-central New Jersey. The local economic conditions in northern-central New Jersey have a significant impact on our commercial, real estate, mortgage warehouse and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, decreases in real estate values may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

         We target our business development and marketing strategy for loans to serve primarily the banking and financial services needs of small- to medium-sized businesses in northern-central New Jersey. These small-to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

         Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.

         Our emphasis on continued diversification of our loan portfolio through the origination of construction loans, commercial mortgage loans, mortgage warehouse loans and commercial loans has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may determine to make additional or increased provisions for loans losses, which could adversely affect our earnings.

         In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and financial condition.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

         Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are affected substantially by our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates could have an adverse affect on net interest income because, as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of an immediate and sustained 200 basis point increase in interest rates and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 8.43% or $12.1 million.

         Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2002, our available for sale securities portfolio totaled $1.24 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders' equity.

         We are also subject to prepayment and reinvestment risk related to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest such prepayments at rates that are comparable to the rates on existing loans or securities.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations

         We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, Provident Financial Services, Inc. is subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and the adequacy of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on The Provident Bank, Provident Financial Services, Inc., and our operations.

We May Enter Into an Agreement With The FDIC Regarding Compliance With Federal Banking Regulations; The Failure To Comply May Restrict Our Activities

         The FDIC recently conducted an examination relating to our compliance with various federal banking regulations, which examination was unrelated to safety and soundness. The FDIC noted weaknesses and failures relating to our compliance with the reporting requirements of the Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act imposes on financial institutions reporting obligations relating to home purchase and home improvement loans originated or purchased, or for which the financial institution receives applications. This loan data is used by regulatory agencies to help determine whether a financial institution is serving the housing needs of the communities it serves, to assist public officials in the distribution of public sector investments where it is needed, and to assist federal bank regulators in identifying possible discriminatory lending patterns.

         We have taken action and implemented procedures to redress the FDIC's concerns and findings, including the refiling with the FDIC of our Home Mortgage Disclosure Act data for 2000 and 2001. The FDIC has issued a final report of examination and we anticipate that the FDIC will require us to implement corrective actions and may also require a memorandum of understanding with The Provident Bank to ensure that corrective actions are taken and continue in the future and may impose civil money penalties in connection with our refiling of Home Mortgage Disclosure Act data. If we are required to enter into a memorandum of understanding with the FDIC and in the future fail to comply with any such agreement, we could be subject to further regulatory action, including restrictions on our ability to expand through bank and branch acquisitions, and possible monetary penalties.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability

         Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In particular, over the past decade, New Jersey has experienced the effects of substantial banking consolidation. In the early 1990's, certain out-of-state banks acquired New Jersey financial institutions and, later in the decade, such acquirers became subject to mergers themselves. In the northern New Jersey market, for example, large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market.

Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we do, and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

Our Return on Equity Will be Low Compared to Other Companies. This Could Lower the Trading Price of Our Common Stock

         Net income divided by average equity, known as "return on equity," is a ratio many investors use to compare the performance of a financial institution to its peers. We expect our return on equity to decrease as compared to our performance in recent years until we are able to leverage our increased equity from the offering. Our return on equity also will be reduced due to the costs of being a public company, added expenses associated with our employee stock ownership plan, and, later on, our recognition and retention plan, assuming this plan is approved by our stockholders. Until we can increase our net interest income and non-interest income, we expect our return on equity to be below the industry average, which may negatively affect the value of our common stock. Our return on equity is projected to be significantly lower than our peer group due to the projected higher pro forma capital levels resulting from the infusion of conversion proceeds.

Our Stock Benefit Plans Will Increase Our Costs, Which Will Reduce Our Income and Stockholders' Equity

         Our employee stock ownership plan purchased 0.97% of the common stock sold in the offering with funds borrowed from Provident Financial Services, Inc. The cost of acquiring the employee stock ownership plan shares has been $18,368,024 through March 1, 2003. The aggregate cost will continue to increase as the employee stock ownership plan continues to purchase shares in the open market. We will record annual employee stock ownership plan expenses in an amount equal to the fair value of shares committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

         We also intend to implement a recognition and retention plan after the conversion. Under this plan, our officers and directors could be awarded, at no cost to them, shares of common stock in an aggregate amount equal to 4% of the shares sold in the offering. The recognition and retention plan cannot be implemented until at least six months after the conversion, and if it is adopted within 12 months after the conversion, it is subject to regulatory restrictions. The recognition and retention plan must be approved by our shareholders. If shares of our common stock appreciate in value over time, the net after-tax expense relating to the recognition and retention plan will increase. In the event that a portion of the shares used to (i) fund the recognition and retention plan or (ii) satisfy the exercise of options from our stock option plan, is obtained from authorized but unissued shares, the issuance of additional shares will decrease our net income per share and stockholders' equity per share.

The Implementation of Stock-Based Benefit Plans May Dilute Your Ownership
Interest

         We intend to adopt a stock option plan and a recognition and retention plan now that we have converted. These stock benefit plans will be funded through either open market purchases, if permitted, or from the issuance of authorized but unissued shares. Stockholders will experience a reduction in ownership interest in the event newly issued shares are used to fund stock options and awards made under these plans.

Our Stock Value May Suffer Due to Our Ability to Impede Potential Takeovers

         Provisions in our corporate documents and in Delaware corporate law, as well as certain banking regulations, make it difficult and expensive for an outsider to pursue a tender offer, change in control or takeover attempt that our Board of Directors opposes. For example, our corporate documents require a supermajority vote of stockholders to amend or repeal specific sections of Provident Financial Services, Inc.'s certificate of incorporation and bylaws. As a result, you may not have an opportunity to participate in this type of transaction, and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers.

         These provisions also will make it more difficult for an outsider to remove our current Board of Directors or management.

Potential Voting Control by Management and Employees Could Make a Takeover Attempt More Difficult to Achieve

         The shares of common stock that our directors and officers purchased in the conversion, when combined with the shares that may be awarded to participants under our employee stock ownership plan and other stock benefit plans, could result in management and employees controlling a significant percentage of our common stock. The shares owned by our directors, officers and employees, when combined with our employee stock ownership plan and our other stock benefit plans, assuming they are implemented as proposed, could result in the control of up to 23% of the outstanding shares of our common stock on a fully diluted basis. If these individuals were to act together, they could have significant influence over the outcome of any stockholder vote. This voting power may discourage takeover attempts that other stockholders may desire.

LENDING ACTIVITIES

         General. Historically, our principal lending activity has been the origination of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. Since 1997, we have taken a more balanced approach to the composition of our loan portfolio by increasing our emphasis on originating commercial real estate loans, commercial business loans and mortgage warehouse loans. A substantial majority of our borrowers are located in the State of New Jersey.

         Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to Fannie Mae and Freddie Mac. To manage interest rate risk, we generally sell the 20 year and 30 year fixed-rate residential mortgages that we originate. We retain the majority of the originated adjustable rate mortgages for our portfolio.

         The Provident Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family residences, office buildings, and retail and industrial properties. In order to limit exposure to interest rate risk, The Provident Bank adjusts the rate following the initial five-year period in the majority of the real estate loans it originates.

         We provide construction loans for both single family and condominium projects intended for sale and projects that will be retained as investments of the borrower. The Provident Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Provident Bank recognizes that there is higher risk in construction lending than permanent lending. As such, we take certain precautions to mitigate this risk, including the retention of an outside engineering firm to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects we manage our exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

         The Provident Bank originates consumer loans that are secured in most cases by the individual's assets. Home equity loans and home equity lines of credit that are primarily secured by a second mortgage lien on the borrower's residence comprise the largest category of our consumer loan portfolio. Our consumer loan portfolio also includes marine loans that are secured by a first lien on recreation boats. The marine loans we finance are generated by boat dealers located on the Atlantic Coast of the United States. To a lesser extent, The Provident Bank originates personal unsecured loans, primarily as an accommodation to customers. All loans, whether originated directly or purchased, are underwritten to The Provident Bank's lending standards.

         Commercial loans are loans to businesses of varying size and type to borrowers in our market. The Provident Bank's underwriting standards for commercial loans less than $150,000, utilize an industry recognized automated credit scoring system. The Provident Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On occasion we make unsecured commercial loans. Most commercial loans are made on a floating interest rate basis and fixed interest rates are rarely offered for more than five years.

         The Provident Bank provides lines of credit for working capital to mortgage bankers conducting business primarily in New Jersey. These loans are secured by mortgages originated by the mortgage banker with the proceeds of our warehouse loan that will be sold to a recognized lender under a firm takeout commitment. Mortgage warehouse loans are made on a floating interest rate basis tied to the prime rate, federal funds or similar index.

         Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

                                                                        AT DECEMBER 31,
                                 ----------------------------------------------------------------------------------------------
                                             2002                             2001                             2000
                                 ----------------------------     ----------------------------     ----------------------------
                                    AMOUNT         PERCENT           AMOUNT         PERCENT           AMOUNT          PERCENT
                                 ------------    ------------     ------------    ------------     ------------    ------------
                                                                     (Dollars in thousands)
Residential mortgage loans ...   $    699,469           34.43%    $    795,442           39.88%    $    905,825           46.33%
Commercial mortgage loans ....        444,249           21.86          412,280           20.67          380,237           19.45
Multi-family mortgage loans ..         77,006            3.79           95,456            4.78           95,387            4.88
Construction loans ...........         96,028            4.73           80,717            4.05           75,980            3.89
                                 ------------    ------------     ------------    ------------     ------------    ------------
   Total mortgage loans ......      1,316,752           64.81        1,383,895           69.38        1,457,429           74.55
                                 ------------    ------------     ------------    ------------     ------------    ------------

Mortgage warehouse loans .....        276,383           13.60          167,905            8.42           66,949            3.42
Commercial loans .............        183,410            9.03          141,491            7.09          121,540            6.22
Consumer loans ...............        275,812           13.57          322,219           16.15          328,831           16.82
                                 ------------    ------------     ------------    ------------     ------------    ------------
   Total other loans .........        735,605           36.20          631,615           31.66          517,320           26.46
                                 ------------    ------------     ------------    ------------     ------------    ------------

Premium on purchased loans ...          2,123            0.10            2,566            0.13            3,264            0.17
Less net deferred fees .......         (1,625)          (0.08)          (1,531)          (0.07)          (2,823)          (0.15)

Less: Allowance Loan Loss ....        (20,986)          (1.03)         (21,909)          (1.10)         (20,198)          (1.03)
                                 ------------    ------------     ------------    ------------     ------------    ------------
   Total loans, net ..........   $  2,031,869           100.0%    $  1,994,636          100.00%    $  1,954,992          100.00%
                                 ============    ============     ============    ============     ============    ============

                                                        AT DECEMBER 31,
                                 -------------------------------------------------------------
                                             1999                             1998
                                 ----------------------------     ----------------------------
                                    AMOUNT          PERCENT          AMOUNT         PERCENT
                                 ------------    ------------     ------------    ------------
                                                    (Dollars in thousands)
Residential mortgage loans....   $    884,680           47.15%    $    843,210           50.19%
Commercial mortgage loans ....        387,435           20.64          300,478           17.88
Multi-family mortgage loans ..         96,476            5.14           88,598            5.27
Construction loans ...........         69,946            3.73           25,510            1.52
                                 ------------    ------------     ------------    ------------
   Total mortgage loans ......      1,438,537           76.66        1,257,796           74.86
                                 ------------    ------------     ------------    ------------

Mortgage warehouse loans .....         47,719            2.54           85,477            5.09
Commercial loans .............         85,357            4.55           68,556            4.08
Consumer loans ...............        324,431           17.29          287,531           17.11
                                 ------------    ------------     ------------    ------------
   Total other loans .........        457,507           24.38          441,564           26.28
                                 ------------    ------------     ------------    ------------

Premium on purchased loans ...          2,925            0.16            1,109            0.07
Less net deferred fees .......         (3,742)          (0.20)          (2,997)          (0.18)

Less: Allowance Loan Loss ....        (18,794)          (1.00)         (17,381)          (1.03)
                                 ------------    ------------     ------------    ------------
   Total loans, net ..........   $  1,876,433          100.00%    $  1,680,091          100.00%
                                 ============    ============     ============    ============

         Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2002, regarding the maturities of loans in our loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Due to prepayments, actual cash flows may differ from the maturities stated below.

                                                 ONE                                   TEN
                                               THROUGH       THREE         FIVE       THROUGH      BEYOND
                                   WITHIN       THREE       THROUGH      THROUGH      TWENTY       TWENTY
                                  ONE YEAR      YEARS      FIVE YEARS   TEN YEARS      YEARS        YEARS         TOTAL
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------------
                                                                      (In thousands)
 Residential mortgage loans ..   $   84,558   $   64,377   $  105,093   $  137,043   $  217,669   $   90,729   $    699,469
 Commercial mortgage loans ...       23,580       92,285      165,529      138,761       21,944        2,150        444,249
 Multi-family mortgage loans..       15,429       15,808       34,617        8,280        2,393          479         77,006
 Construction loans ..........       64,740       26,040        4,803          445           --           --         96,028
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------------
     Total mortgage loans ....      188,307      198,510      310,042      284,529      242,006       93,358      1,316,752

 Mortgage warehouse loans ....      276,383           --           --           --           --           --        276,383
 Commercial loans ............       76,282       25,319       28,665       33,527       19,197          420        183,410
 Consumer loans ..............       35,878       12,088       18,917       52,355      156,574           --        275,812
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------------
     Total loans .............   $  576,850   $  235,917   $  357,624   $  370,411   $  417,777   $   93,778   $  2,052,357
                                 ==========   ==========   ==========   ==========   ==========   ==========   ============

         Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2002, the dollar amount of all fixed-rate and adjustment-rate loans due after December 31, 2003. Adjustable and floating rate loans are included based on contractual maturities.

                                                      DUE AFTER DECEMBER 31, 2003
                                              --------------------------------------------
                                                 FIXED         ADJUSTABLE        TOTAL
                                              ------------    ------------    ------------
                                                             (In thousands)
          Residential mortgage loans......    $    385,314    $    229,597    $    614,911
          Commercial mortgage loans.......          91,162         329,507         420,669
          Multi-family mortgage loans.....          18,112          43,465          61,577
          Construction loans..............              --          31,288          31,288
                                              ------------    ------------    ------------
             Total mortgage loans.........         494,588         633,857       1,128,445
                                              ------------    ------------    ------------

          Mortgage warehouse loans........              --              --              --
          Commercial loans................          71,223          35,905         107,128
          Consumer loans..................         239,934              --         239,934
                                              ------------    ------------    ------------
             Total loans..................    $    805,745    $    669,762    $  1,475,507
                                              ============    ============    ============

         Residential Mortgage Lending. A principal lending activity of The Provident Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of New Jersey. We originate residential mortgages primarily through commissioned mortgage representatives and our branch offices. The Provident Bank originates both fixed-rate and adjustable-rate mortgages. Residential lending, while declining as a percentage of the loan portfolio, represents the largest single component of our total portfolio. As of December 31, 2002, $699.5 million or 34.43% of the total portfolio consisted of one- to four-family real estate loans. Of the one- to four-family loans at that date, 55.17% were fixed-rate and 44.83% were adjustable rate loans.

         The Provident Bank originates fixed-rate fully amortizing residential mortgage loans, with the principal and interest due each month that have maturities ranging from 10 to 30 years. We also originate fixed-rate residential mortgage loans with maturities of 15, 20 and 30 years that require the payment of principal and interest on a bi-weekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. Adjustable rate mortgage loans are offered with a fixed-rate period of 1, 3, 5, 7 or 10 years prior to the first annual interest rate adjustment. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2 3/4%, adjusting annually with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.

         The residential mortgage portfolio is primarily underwritten to Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") standards. The Provident Bank's standard loan to value ratio is 80%. However, working through mortgage insurance companies, we underwrite loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 100% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more, as well as loans with a loan to value ratio of 97% or more, are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in our portfolio generally include loans with a term of 15 years or less and biweekly payment loans with a term of 20 years or less. We retain the majority of the originated adjustable rate mortgages for our portfolio.

         The percentage of loans sold into the secondary market will vary depending upon interest rates and our strategies for reducing our exposure to interest rate risk. In 2002, approximately $79.1 million or 26.72% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2002 were long term fixed-rate mortgages. Generally it is our policy to retain all adjustable-rate mortgages and 10 and 15 year fixed-rate loans in portfolio and sell all 20 and 30 year fixed-rate mortgages. For loans that are sold, they are sold without recourse and we usually retain servicing on these loans.

         The retention of adjustable rate mortgages, as opposed to longer term, fixed-rate residential mortgage loans, in our loan portfolio helps reduce our exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year adjustable-rate loans are qualified at the maximum rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. We believe that these risks, which have not had a material adverse effect on The Provident Bank to date, generally are less onerous than the interest rate risks associated with holding 20-30 year fixed-rate loans in our loan portfolio.

         The Provident Bank has for many years offered discounted rates for low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $59.6 million. We also offer a special rate program for first time homebuyers and this activity has totaled over $73.0 million for the past five years.

         Commercial Real Estate Loans. The Provident Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. We have increased our emphasis on commercial real estate lending. Commercial real estate and construction loans have increased to 30.38% of the portfolio at December 31, 2002 from 24.67% at December 31, 1998. A substantial majority of our commercial real estate loans are secured by properties located in the State of New Jersey.

         The Provident Bank originates adjustable rate loans and loans with fixed interest rates for a period that is generally five or fewer years, which then adjust after the initial period. Typically the loans are written for maturities of 10 years or less and have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. We generally underwrite commercial real estate loans to a 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. We generally require minimum debt service coverage of 1.20 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Provident Bank typically lends to experienced owners or developers who have knowledge and contacts in the commercial real estate market.

         Among the reasons for our continued emphasis on commercial real estate lending is our desire to invest in assets bearing interest rates which are generally higher than interest rates on residential mortgage loans, and are more rate sensitive to changes in market interest rates. Commercial real estate loans, however, entail significant additional credit risk as compared with one- to four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

         The Provident Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. We attempt to understand and control the risk in several ways including inspection of all such properties and the review of the overall financial condition of the borrower, which may include, for example, the review of the rent rolls and the verification of income. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is appropriate, we employ environmental experts to inspect the property and ascertain any environmental risks.

         The Provident Bank requires a full independent appraisal for commercial real estate. The appraiser must be selected from The Provident Bank's approved list. The Provident Bank also employs an independent review appraiser to verify that the appraisal meets our standards. The underwriting guidelines provide that generally the loan to value ratio shall not exceed 75% of the appraised value and the debt service coverage should be at least 1.20 times. In addition, financial statements are required annually and reviewed by us. The Provident Bank's policy also requires that a property inspection of commercial mortgages over $1,000,000 be completed at least every 18 months.

         Our largest commercial real estate loan at December 31, 2002 was a $12.0 million loan secured by an office/research building in Cranbury, New Jersey. The building was fully leased and the loan was performing in accordance with its terms and conditions as of December 31, 2002.

         Multi-family Lending. The Provident Bank underwrites loans secured by apartment buildings that have five or more units. We classify multi-family lending as a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans.

         Mortgage Warehouse Loans. The Provident Bank's mortgage warehouse financing provides the interim financing that allows the mortgage banker to fund residential mortgage loans until the loan is delivered for sale to the ultimate permanent investor of the mortgage loan. We lend to mortgage bankers that underwrite loans insured by the Federal Housing Administration (FHA), loans guaranteed by the Veterans Administration (VA), and other residential loans. Each advance under a mortgage warehouse line is secured by the underlying mortgage loan financed by the advance and by the purchase commitment of the investor (which, in most cases, is a bank, other larger mortgage companies or government agency). The underlying mortgage loans are underwritten by the mortgage banker to the guidelines of the ultimate investor. Loans to mortgage warehousing customers are made on a floating rate basis tied to the prime rate, federal funds or similar indices and the maximum advance is generally 98% of the value of the underlying loan. We generally require current audited annual financial statements, an operations review by an outside specialized firm, periodic interim financial statements prepared by the borrower, net worth covenants and a maximum leverage ratio of 20:1 (assuming full usage of all of the prospective borrower's outstanding lines of credit) as part of our underwriting criteria. In addition, we generally require personal guarantees on these loans, based upon a review of the guarantor's current financial statements and tax returns. The Provident Bank will also conduct credit and reference checks on prospective borrowers. Once we provide the financing, we monitor the credit by having communications with the borrower, reviewing the activity on these loans on a regular basis and preparing monthly reports on such activity, hiring outside specialized firms on a periodic basis to conduct reviews of the operations of the mortgage banker and keeping apprised of developments in this market. In addition to the financial strength of the borrower and the guarantors, The Provident Bank's analysis includes the number of days that mortgage loans remain under the line of credit before delivery to the ultimate investor and the types of loans that are originated. Our largest mortgage banking relationship was $35.0 million, consisting of a $25.0 million mortgage warehouse line of credit and a $10.0 million unsecured line of credit. This credit relationship was performing in accordance with its terms and conditions as of December 31, 2002.

         In September 2002, management learned of an investigation by the Federal Bureau of Investigation into alleged fraudulent activity involving one of our mortgage warehouse borrowers. The borrower's business operations have ceased and, upon our assessment of known facts, at September 30, 2002 the outstanding mortgage warehouse line of $20.6 million was reclassified into the following categories: $7.3 million as substandard, $1.5 million as doubtful and $11.8 million as a loss. In accordance with our lending policies, on September 30, 2002, a charge of $11.8 million was taken against the allowance for loan losses. In the fourth quarter, we sold loans totaling $1.4 million to investors and charged off an additional $718,000 in loans related to the $20.6 million mortgage warehouse loan. We have placed the remaining loans in our portfolio, established contact with the borrowers and subsequently moved these loans into performing status as payment histories were established.

         Commercial Loans. The Provident Bank underwrites commercial loans to corporations, partnerships and other businesses. The majority of our commercial loan customers are local businesses with revenues of less than

$50.0 million. The Provident Bank offers commercial loans for equipment purchases, lines of credit or letters of credit as well as loans where the borrower is the sole occupant of the property. Most commercial loans are originated on a floating rate basis and the majority of fixed-rate commercial loans are fully amortized over a five-year period.

         The Provident Bank also underwrites Small Business Administration guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. We typically utilize these governmental guarantees in cases where the borrower requires additional credit support.

         The underwriting of a commercial loan is based upon a review of the financial statements of the prospective borrower and guarantors. In most cases we obtain a general lien on accounts receivable and inventory, along with the specific collateral such as real estate or equipment, as appropriate.

         For commercial loans less than $150,000, we use an automated underwriting system, which includes a nationally recognized credit scorecard to assist in our decision-making process. For larger commercial loans a traditional approach of reviewing all the financial information and collateral in greater detail by seasoned lenders is utilized.

         Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Our largest commercial loan was a $7.5 million term loan, with an assignment of mortgage as collateral.

         Construction Loans. Over the last five years The Provident Bank has expanded its activities in commercial construction lending. Commercial construction lending includes both new construction of residential and commercial real estate projects and the reconstruction of existing structures.

         Our commercial construction financing takes two forms: projects for sale (single family/condominiums) and projects that are constructed for investment purposes (rental property). We attempt to mitigate the speculative nature of construction loans by generally requiring significant pre-leases on rental properties and a percentage of the single-family residences or condominiums to be under contract to support construction loan advances.

         The Provident Bank underwrites most construction loans for a term of three years or less. The majority of The Provident Bank's construction loans are floating rate loans and we utilize a procedure to attempt to insure that the maximum 75% loan to value ratio of the completed project is not exceeded. We employ professional engineering firms to assist in the review of construction cost estimates and make site inspections to determine if the work has been completed prior to the advance of funds for the project.

         Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. Repayment of a construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject project and the successful marketing of the sale or lease of the project. Construction delays or the financial impairment of the builder may further impair the borrower's ability to repay the loan.

         For all construction loans, we require an independent appraisal. For construction loans in excess of $1.5 million, we require an independent feasibility report to assist us in determining if the project is acceptable to the market. The feasibility report reviews market rents, competing projects and the absorption of new construction in a particular market for the type of project to be financed. We also attempt to procure personal guarantees and conduct environmental due diligence as appropriate.

         The Provident Bank also attempts to control the risk of the construction lending process by other means. For single family/condominium financings, The Provident Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit. On commercial construction projects that the developer holds for rental, we typically hold back funds for tenant improvements until a signed lease is executed.

         Our largest construction loan as of December 31, 2002 was a commitment to loan $17.5 million for a residential project in Lopatcong, New Jersey. As of December 31, 2002, $12.0 million of that loan was outstanding and the loan was performing in accordance with its terms and conditions.

         Consumer Loans. The Provident Bank offers a variety of consumer loans to individuals. Home equity loans and home equity lines of credit constitute 61.38% of the portfolio as of December 31, 2002. Marine loans comprised 35.45% of the consumer loan portfolio as of December 31, 2002. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans.

         Interest rates on our home equity loans are fixed for a term not to exceed 15 years and the maximum loan amount is $350,000. A portion of the home equity loan portfolio includes "first lien product loans," under which we have offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Provident Bank's home equity lines are made at floating interest rates, and we provide lines of credit up to $250,000. The approved home equity lines and utilization amounts as of December 31, 2002 were $84.2 million and $32.9 million respectively.

         The Provident Bank originates a majority of its home equity and automobile loans directly. We also originate loans through established relationships with brokers, using our underwriting standards. The Provident Bank purchases marine loans from established boat dealers and brokers. The maximum loan for boats is $750,000, with a maximum advance of 80% against the appraised value. All marine loans are collateralized by a first lien on the vessel. Marine loans must be secured by a recreational boat that is maintained on the Atlantic Coast of the United States.

         The Provident Bank's consumer loan portfolio contains other type of loans such as loans on motorcycles, recreational vehicles and personal loans, which represents 3.17% of the portfolio. Personal unsecured loans are originated primarily as an accommodation to existing customers.

         Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats, recreational vehicles and mobile homes. Collateral repossessed by us for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continued financial stability, and this is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

         Loan Originations, Purchases, and Repayments. The following table sets forth our loan origination, purchase and repayment activities for the periods indicated.

                                                                     YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                              2002             2001             2000
                                                          -------------   -------------    -------------
                                                                          (In thousands)
         Originations:
           Residential mortgage.......................    $     296,161   $     215,941    $     153,383
           Commercial mortgage........................          113,687          90,316           38,927
           Multi-family mortgage......................            6,935          13,893           11,409
           Construction...............................           80,514          96,344           75,201
           Commercial.................................          125,114          70,760           36,242
           Consumer...................................          101,946         106,081           98,049
                                                          -------------   -------------    -------------
             Subtotal of loans originated.............          724,357         593,335          413,211
           Mortgage warehouse loans...................        2,620,210       1,641,316          844,151
                                                          -------------   -------------    -------------
             Total loans originated...................        3,344,567       2,234,651        1,257,362
                                                          -------------   -------------    -------------

         Loans sold or securitized....................           79,129          80,652           25,264

         Repayments:
           Residential mortgage.......................          385,060         245,672          106,974
           Commercial mortgage........................           88,292          58,272           46,126
           Multi-family mortgage......................           25,448          13,824           12,498
           Construction...............................           65,203          91,607           69,167
           Commercial.................................           83,825          50,809               59
           Consumer...................................          139,316         112,693           93,649
                                                          -------------   -------------    -------------
             Subtotal of loan repayments..............          787,144         572,877          328,473
           Mortgage warehouse loans...................        2,511,769       1,540,360          824,921
                                                          -------------   -------------    -------------
             Total repayments.........................        3,298,913       2,113,237        1,153,394
                                                          -------------   -------------    -------------

                Total reductions......................        3,378,042       2,193,889        1,178,658
                                                          -------------   -------------    -------------

              Decrease other items, net(1)............          (15,418)         (5,059)          (7,896)
                                                          -------------   -------------    -------------

                Net increase (decrease)...............    $     (48,893)  $      35,703    $      70,808
                                                          =============   =============    =============

         ----------
         (1) Other items include charge-offs, deferred fees and expenses, and discounts and premiums.

         Loan Approval Procedures and Authority. The Provident Bank's Board of Directors approves the Loan Policy and Procedures Manual on an annual basis as well as on an interim basis as modifications warrant. The loan policy sets The Provident Bank's lending authority for each type of loan. The Provident Bank's individual lending officers are assigned dollar authority limits based upon their experience and expertise.

         The largest individual lending authority is $2.5 million, which only our Chief Executive Officer and President, Executive Vice President, Customer Management Group and Chief Lending Officer have. Loans in excess of $2.5 million or when combined with existing credits of the borrower or related borrowers exceeds $2.5 million are presented to the Credit Committee. The Credit Committee consists of seven senior officers and requires a majority vote for approval of a credit. The Credit Committee has a $7.5 million approval authority and the Executive Committee of the Board of Directors has approval authority of up to $15.0 million and, in certain limited cases, has approval authority of up to $25.0 million. The Provident Bank's Board of Directors approves exposures exceeding $15.0 million.

         The Provident Bank has adopted a risk rating system as part of the risk assessment of the loan portfolio. Our commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. In addition, the Loan Review Department in their periodic review of the loan portfolio may also change risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

         Loans to One Borrower. The Provident Bank's regulatory limit on total loans to any borrower or attributed to any one borrower is fifteen percent (15%) of our unimpaired capital. As of December 31, 2002, our regulatory lending limit was $50.3 million. Our internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $50.0 million for loans with a risk rating of 2 or better, $45.0 million for loans with a risk rating of 3 and $35.0 million for loans with a risk rating of 4. We review these group exposures on a quarterly basis. We also set additional limits on size of loans by loan type. At December 31, 2002, our largest client relationship with an individual borrower and related entities (excluding mortgage warehouse loans) was $36.3 million, consisting of a variety of construction and commercial loans to a real estate developer based in the State of New Jersey. Each of these credit relationships was performing in accordance with its terms and conditions as of December 31, 2002. Our largest client relationship including mortgage warehouse lending was $35.0 million to a mortgage banking client, consisting of a $25.0 million mortgage warehouse line of credit and a $10.0 million unsecured line of credit. Each of these credit relationships was performing in accordance with its terms and conditions as of December 31, 2002.

         As of December 31, 2002, The Provident Bank had $568.9 million in loans outstanding to our 50 largest borrowers and their related entities.

ASSET QUALITY

         General. One of our key objectives has been and continues to be to maintain a high level of asset quality. In addition to maintaining sound credit standards for new loan originations, we employ proactive collection and workout processes in dealing with delinquent or problem loans. We actively market properties that we may acquire through foreclosure or otherwise in the loan collection process.

         Collection Procedures. In the case of residential mortgage and consumer loans the collections personnel in our Special Loan Department are responsible for collection activities from the fifteenth day of delinquency. Collection efforts include automated notices of delinquency generated by our system, telephone calls, letters and other notices to the delinquent borrower. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after the loan is delinquent. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The collection procedures for Federal Housing Association (FHA) and Veteran's Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

         Real estate taken by foreclosure or in connection with a loan workout is held as other real estate owned. We carry other real estate owned at its fair market value less estimated selling costs. We attempt to sell the property at foreclosure sale or as soon as practicable after the foreclosure sale through a proactive marketing effort.

         The collection procedures for commercial real estate and commercial loans include our sending periodic late notices and letters to a borrower once a loan is past due. We attempt to make direct contact with a borrower once a loan is 15 days past due, usually by telephone. The Chief Lending Officer reviews all commercial real estate and commercial loan delinquencies on a weekly basis. Delinquent commercial real estate and commercial loans will be transferred to our Special Loan Department for further action if the delinquency is not cured within a reasonable period of time, typically 30 to 90 days. Our Chief Lending Officer has the authority to transfer performing commercial real estate or commercial loans to the Special Loan Department if, in his opinion, a credit problem exists or is likely to occur.

         Loans deemed uncollectible are proposed for charge-off on a monthly basis. The recommendation is then submitted to our Chief Lending Officer, Executive Vice President - Customer Management Group and Chief Executive Officer for approval.

         Delinquent Loans and Non-performing Loans and Assets. Our policies require that the Chief Lending Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed real estate. An impaired loan is defined as a loan for which it is probable, based on current information, that we will not collect amounts due under the contractual terms of the loan agreement. We have identified the population of impaired loans to be all commercial loans as well as residential mortgage loans greater than $500,000 which meet the above definition. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. At December 31, 2002, the impaired loan portfolio totaled $1.4 million.

         With the exception of first mortgage loans insured or guaranteed by the FHA or VA or for which the borrower has obtained private mortgage insurance, accruing income is stopped on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. When accruing has stopped, loans are designated as non-accrual loans and the outstanding interest previously credited is reversed. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

         Federal and state regulations as well as our policy require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. Under our internal risk rating system, we currently classify problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose The Provident Bank to sufficient risk to warrant classification in one of the aforementioned categories but which possess weaknesses are required to be designated "special mention."

         General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify one or more assets, or portions thereof, as "substandard" or "doubtful," we determine that a specific allowance for loan losses be established for loan losses in an amount deemed prudent by management. When we classify one or more assets, or portions thereof, as "loss," we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

         Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulleting, referred to as SAB, No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." The guidance contained in the SAB is effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council, referred to as FFIEC, issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Bank and Savings Institutions" ("Policy Statement"). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. There is no expected impact on earnings, financial condition, or equity upon implementation of the SAB or FFIEC pronouncement. We believe that our documentation relating to the allowance for loan loss is consistent with these pronouncements. Although we believe that, based on information currently available to us at this time, our allowance for loans losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

         We classify assets in accordance with the management guidelines described above. At December 31, 2002, we had $21.8 million of assets classified as "substandard" which consisted of $4.1 million in residential loans, $3.9 million in commercial mortgage loans, $6.2 million in commercial loans, $5.6 million in mortgage warehouse loans, $1.7 million in consumer loans and $300,000 in multi-family loans. At that same date we had $766,000 in consumer loans classified as "doubtful" and no loans classified as "loss." In addition, as of December 31, 2002 we had $5.1 million of loans designated "special mention."

         The following table sets forth delinquencies in our loan portfolio as of the dates indicated.

                                               AT DECEMBER 31, 2002                             AT DECEMBER 31, 2001
                                 ------------------------------------------------   -----------------------------------------------
                                        60-89 DAYS            90 DAYS OR MORE             60-89 DAYS            90 DAYS OR MORE
                                 -----------------------   ----------------------   ----------------------   ----------------------
                                              PRINCIPAL                PRINCIPAL                PRINCIPAL                PRINCIPAL
                                 NUMBER OF     BALANCE      NUMBER      BALANCE      NUMBER      BALANCE      NUMBER      BALANCE
                                   LOANS       OF LOANS    OF LOANS     OF LOANS    OF LOANS     OF LOANS    OF LOANS     OF LOANS
                                 ----------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
                                                                       (Dollars in thousands)
Residential mortgage loans ...           25   $    1,357          59   $    4,073          27   $    1,176          75   $    4,171
Commercial mortgage loans ....           --           --           2        2,682           1          188           2          345
Multi-family mortgage loans ..           --           --          --           --          --           --          --           --
Construction loans ...........           --           --          --           --          --           --           4        1,071
                                 ----------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
    Total mortgage loans .....           25        1,357          61        6,755          28        1,364          81        5,587

Mortgage warehouse loans .....           --           --          --           --          --           --          --           --
Commercial loans .............            1           25           1           34           2        1,520          12        1,084
Multi-family mortgage loans ..           --           --          --           --          --           --          --           --
Consumer loans ...............          119        1,515         141        1,723          34          444          82        1,413
                                 ----------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
    Total loans ..............          145   $    2,897         203   $    8,512          64   $    3,328         175   $    8,084
                                 ==========   ==========   =========   ==========   =========   ==========   =========   ==========

                                               AT DECEMBER 31, 2000
                                 ------------------------------------------------
                                        60-89 DAYS            90 DAYS OR MORE
                                 -----------------------   ----------------------
                                              PRINCIPAL                PRINCIPAL
                                  NUMBER       BALANCE      NUMBER      BALANCE
                                 OF LOANS     OF LOANS     OF LOANS    OF LOANS
                                 ----------   ----------   ---------   ----------
                                            (Dollars in thousands)
Residential mortgage loans ...           27   $    1,218          74   $    2,413
Commercial mortgage loans ....           --           --           2          144
Multi-family mortgage loans ..           --           --           1           25
Construction loans ...........           --           --           1        5,166
                                 ----------   ----------   ---------   ----------
    Total mortgage loans .....           27        1,218          78        7,748

Mortgage warehouse loans .....           --           --          --           --
Commercial loans .............            2          138           3          274
Consumer loans ...............           30          377          60        1,458
                                 ----------   ----------   ---------   ----------
    Total loans ..............           59   $    1,733         141   $    9,480
                                 ==========   ==========   =========   ==========

         Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding our non-accrual loans and other non-performing assets. There were no troubled debt restructurings as defined in SFAS 15 at any of the dates indicated.

                                                                         AT DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                               2002            2001            2000            1999           1998
                                           ------------    ------------    ------------    ------------    ------------
                                                                     (Dollars in thousands)
NON-ACCRUING LOANS:
   Residential mortgage loans ..........   $      4,073    $      4,171    $      2,413    $      3,466    $      3,673
   Commercial mortgage loans ...........          2,682             345             144             146             101
   Multi-family mortgage loans .........             --              --              25              --              --
   Construction loans ..................             --           1,071           5,166           1,195              --
   Mortgage warehouse loans ............             --              --              --              --              --
   Commercial loans ....................             34           1,084             274           1,641              91
   Consumer loans ......................          1,723           1,413           1,458           1,586           1,619
                                           ------------    ------------    ------------    ------------    ------------
     Total non-accruing loans ..........          8,512           8,084           9,480           8,034           5,484
Accruing loans delinquent 90 days or
 more ..................................             --              --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------
     Total non-performing loans ........          8,512           8,084           9,480           8,034           5,484
Other real estate owned ................             --              --             204              40             251
                                           ------------    ------------    ------------    ------------    ------------

     Total non-performing assets .......   $      8,512    $      8,084    $      9,684    $      8,074    $      5,735
                                           ============    ============    ============    ============    ============

     Total non-performing assets as a
      percentage of total assets .......           0.22%           0.28%           0.37%           0.31%           0.23%
                                           ============    ============    ============    ============    ============

     Total non-performing loans to total
      loans ............................           0.41%           0.40%           0.48%           0.43%           0.33%
                                           ============    ============    ============    ============    ============

----------
(1) Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified by us as presenting uncertainty with respect to the collectibility of interest or principal.

         If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $651,000 during the year ended December 31, 2002. At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

         Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our evaluation of the probable incurred losses in our loan portfolio. We maintain the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where we determine that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

         Our evaluation of the adequacy of the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

         As part of our evaluation of the adequacy of our allowance for loan losses, each quarter we prepare a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors we consider in assessing loan risk ratings include the following:

         . results of the routine loan quality reviews by our Loan Review Department of the Risk Management Group and by third parties retained by the Loan Review Department;

         . general economic and business conditions affecting our key lending areas;

         . credit quality trends (including trends in non-performing loans, including anticipated trends based on market conditions);

         .     collateral values;

         .     loan volumes and concentrations;

         .     seasoning of the loan portfolio;

         .     specific industry conditions within portfolio segments;

         . recent loss experience in particular segments of the loan portfolio; and

         .     duration of the current business cycle.

         When assigning a risk rating to a loan, management utilizes The Provident Bank's internal risk rating system which is a nine point rating system. Loans deemed to be "acceptable quality" are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of "questionable quality" are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial, mortgage warehouse, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department of the Risk Management Group and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

         Each quarter the lending groups prepare the PEWS Reports (Provident Early Warning System) for the Credit Administration Department. These reports review all commercial loans, commercial mortgage loans and mortgage warehouse loans that have been determined to involve above average risk (risk rating of five or worse). The PEWS reports contain the reason for the risk rating assigned to each loan, status of the loan and any current developments. These reports are submitted to a committee chaired by the Chief Lending Officer. Each loan officer reviews the loan and the corresponding PEWS report with the committee and the risk rating is evaluated for appropriateness.

         Based upon market conditions and The Provident Bank's historical experience dealing with problem credits, the reserve for each risk rating by type of loan is established based on estimates of probable losses in the loan portfolio. In addition reserves are established for unused lines and anticipated closings and projected growth. We use a five-year moving average of charge-off and recovery experience as a tool to assist in the development of the loan loss factors in determining the provision for loan losses.

         The loss factors applied to each loan risk rating are inherently subjective in nature. Loan loss factors are assigned to each of the risk rating categories. Our methodology permits adjustments to the allowance for loan losses in the event that, in management's judgment, significant conditions impacting the credit quality and collectibility of the loan portfolio as of the evaluation date otherwise are not adequately reflected in the analysis.

         We establish the provision for loan losses after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan delinquency trends and peer group analysis. As a result of this process, management has established an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses is warranted based on factors such as the geographic concentration of our loan portfolio and the losses inherent in commercial lending, as these types of loans are typically riskier than residential mortgages.

         The Loan Review Department of the Risk Management Group also uses a historic model from the early 1990's when there were severe problems in the New Jersey commercial real estate markets. This tool applies the problem loan reserve percentages from our own portfolio for these prior years to the current portfolio. The Loan Review Department of the Risk Management Group continuously reviews the risk ratings.

         Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy and a possible decline in real estate market values. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                                2002           2001            2000            1999            1998
                                           ------------    ------------    ------------    ------------    ------------
                                                                     (Dollars in thousands)
Balance at beginning of period .........   $     21,909    $     20,198    $     18,794    $     17,381    $     15,036

Charge offs:
   Residential mortgage loans ..........            228             411             770           1,475           1,541
   Commercial mortgage loans ...........             --             208              --              --              --
   Multi-family mortgage loans .........             --              --              --              --              --
   Construction loans ..................             --              --              --              --              --
   Mortgage warehouse loans ............         12,500              --              --              --              --
   Commercial loans ....................          1,859              46             845             435              77
   Consumer loans ......................            156             297             194             442             322
                                           ------------    ------------    ------------    ------------    ------------
     Total .............................         14,743             962           1,809           2,352           1,940
                                           ------------    ------------    ------------    ------------    ------------

Recoveries:
   Residential mortgage loans ..........            298             256             315             313             480
   Commercial mortgage loans ...........             --             168             289             350              --
   Multi-family mortgage loans .........             --              --              --              --              --
   Construction loans ..................             --              --              --              --              --
   Mortgage warehouse loans ............             --              --              --              --              --
   Commercial loans ....................            451             201             265             236             166
   Consumer loans ......................            271             148             284             766             325
                                           ------------    ------------    ------------    ------------    ------------
     Total .............................          1,020             773           1,153           1,665             971
                                           ------------    ------------    ------------    ------------    ------------

Net charge-offs ........................         13,723             189             656             687             969
Provision for loan losses ..............         12,800           1,900           2,060           2,100           1,950
Acquisition-related allowance ..........             --              --              --              --           1,364
                                           ------------    ------------    ------------    ------------    ------------
Balance at end of period ...............   $     20,986    $     21,909    $     20,198    $     18,794    $     17,381
                                           ============    ============    ============    ============    ============

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period .....................           0.70%           0.01%           0.03%           0.04%           0.06%
                                           ============    ============    ============    ============    ============

Allowance for loan losses to total
 loans .................................           1.02%           1.09%           1.02%           0.99%           1.02%
                                           ============    ============    ============    ============    ============

Allowance for loan losses to
 non-performing loans ..................         246.55%         271.02%         213.06%         233.93%         316.94%
                                           ============    ============    ============    ============    ============

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

                                                                       AT DECEMBER 31,
                                 -----------------------------------------------------------------------------------------
                                             2002                           2001                          2000
                                 ---------------------------    ---------------------------    ---------------------------
                                                 PERCENT OF                     PERCENT OF                     PERCENT OF
                                   AMOUNT OF      LOANS IN       AMOUNT OF      LOANS IN        AMOUNT OF      LOANS IN
                                   ALLOWANCE       EACH          ALLOWANCE        EACH          ALLOWANCE        EACH
                                   FOR LOAN     CATEGORY TO       FOR LOAN     CATEGORY TO      FOR LOAN      CATEGORY TO
                                    LOSSES      TOTAL LOANS        LOSSES      TOTAL LOANS       LOSSES       TOTAL LOANS
                                 ------------   ------------    ------------   ------------    ------------   ------------
                                                                  (Dollars in thousands)
   Residential mortgage loans    $      1,447          34.08%   $      1,598          39.43%   $      1,464          45.83%
   Commercial mortgage loans..          4,898          21.65           5,436          20.44           4,695          19.25
   Multi-family mortgage
    loans ....................            745           3.75             992           4.73             993           4.83
   Construction loans ........          1,247           4.68           1,528           4.00           1,981           3.85
   Mortgage warehouse loans ..          3,408          13.47           2,612           8.33           1,155           3.39
   Commercial loans ..........          2,708           8.94           2,281           7.02           1,744           6.15
   Consumer loans ............          3,507          13.43           3,615          16.05           3,805          16.70
   Unallocated ...............          3,026             --           3,847             --           4,361             --
                                 ------------   ------------    ------------   ------------    ------------   ------------
     Total ...................   $     20,986         100.00%   $     21,909         100.00%   $     20,198         100.00%
                                 ============   ============    ============   ============    ============   ============

                                                       AT DECEMBER 31,
                                 ----------------------------------------------------------
                                             1999                            1998
                                 ---------------------------    ---------------------------
                                                 PERCENT OF                     PERCENT OF
                                  AMOUNT OF       LOANS IN       AMOUNT OF       LOANS IN
                                  ALLOWANCE         EACH         ALLOWANCE         EACH
                                  FOR LOAN      CATEGORY TO       FOR LOAN     CATEGORY TO
                                   LOSSES       TOTAL LOANS        LOSSES       TOTAL LOANS
                                 ------------   ------------    ------------   ------------
                                                    (Dollars in thousands)
   Residential mortgage loans    $      1,627          46.57%   $      2,329          49.51%
   Commercial mortgage loans..          4,795          20.44           3,918          17.70
   Multi-family mortgage
    loans ....................          1,047           5.09             864           5.22
   Construction loans ........          1,997           3.73             792           1.52
   Mortgage warehouse loans ..            477           2.52             855           5.04
   Commercial loans ..........          1,675           4.50           1,171           4.04
   Consumer loans ............          3,551          17.15           3,500          16.97
   Unallocated ...............          3,625             --           3,952             --
                                 ------------   ------------    ------------   ------------
     Total ...................   $     18,794         100.00%   $     17,381         100.00%
                                 ============   ============    ============   ============

INVESTMENT ACTIVITIES

         General. Our investment policy is approved annually by the Board of Directors. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the investment policy and establish investment strategies. The Chief Financial Officer, Treasurer and Assistant Treasurer are authorized to make investment decisions consistent with the investment policy. Investment transactions are reported to the Executive Committee of the Board of Directors on a monthly basis.

         Our investment policy is designed to generate a favorable rate of return, consistent with established guidelines for liquidity, safety and diversification, and to complement the lending activities of the bank. Investment decisions are made in accordance with the policy and are based on credit quality, interest rate risk, balance sheet composition, market expectations, liquidity, income and collateral needs.

         The investment policy does not permit participation in hedging programs, interest rate swaps, options or futures transactions or the purchase of any securities that are below investment grade.

         Our investment strategy is to maximize the return on the investment portfolio consistent with guidelines that have been established for liquidity, safety, duration and diversification. Our investment strategy also considers our interest rate risk position as well as our liquidity, loan demand and other factors. Acceptable investment securities include U. S. Treasury and Agency obligations, collateralized mortgage obligations issued by Fannie Mae and Freddie Mac, corporate debt obligations, New Jersey municipal bonds, mortgage-backed securities, commercial paper, mutual funds, bankers acceptances and federal funds. Securities purchased for the investment portfolio require a minimum credit rating of "A" by Moody's or Standard & Poor's.

         Securities for the investment portfolio are classified as held to maturity, available for sale or held for trading. Securities that are classified as held to maturity are securities that we have the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale are reported at fair value. Available for sale securities include U.S. Treasury and Agency Obligations, U.S. Agency and private collateralized mortgage obligations ("CMOs"), corporate debt obligations and equities. Sales of securities may occur from time to time in response to changes in market rates and to facilitate balance sheet reallocation to effectively manage interest rate risk. At the present time there are no securities that are classified as held for trading.

         CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage related securities resulting from unexpected prepayment activity. In declining interest rate environments, we try to purchase CMOs with principal lock out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, our strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. All CMOs in the investment portfolio are rated "AAA."

         Amortized Cost and Fair Value of Securities. The following tables set forth certain information regarding the amortized cost and fair values of our securities as of the dates indicated.

                                                                               AT DECEMBER 31,
                                           ---------------------------------------------------------------------------------------
                                                       2002                          2001                          2000
                                           ---------------------------   ---------------------------   ---------------------------
                                            AMORTIZED                      AMORTIZED                     AMORTIZED
                                              COST         FAIR VALUE         COST       FAIR VALUE        COST        FAIR VALUE
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                                                           (Dollars in thousands)
HELD TO MATURITY:
 U.S. Government & Agency
  Collateralized Mortgage Obligations...   $     85,833   $     86,785   $     32,849   $     33,615   $     51,367   $     51,280
 State and municipal ...................         94,267         98,582         75,562         75,871         59,751         60,003
 Corporate and other ...................         36,019         36,068          4,540          4,556         12,941         12,938
                                           ------------   ------------   ------------   ------------   ------------   ------------
    Total held-to-maturity .............   $    216,119   $    221,435   $    112,951   $    114,042   $    124,059   $    124,221
                                           ============   ============   ============   ============   ============   ============

AVAILABLE FOR SALE:
 U.S. Government & Agency obligations ..   $    515,193   $    517,229   $     76,111   $     78,042   $     80,994   $     81,222
 U.S. Government & Agency Pass Thru ....         40,491         42,319         35,106         35,225         38,970         38,499
 U.S. Government & Agency
  Collateralized Mortgage Obligations...        520,961        529,481        274,100        275,741        128,170        127,542
 Corporate and other ...................        145,358        153,089        101,988        105,708         87,523         87,776
                                           ------------   ------------   ------------   ------------   ------------   ------------
    Total available for sale ...........   $  1,222,003   $  1,242,118   $    487,305   $    494,716   $    335,657   $    335,039
                                           ============   ============   ============   ============   ============   ============

Average expected life of securities(1)..     1.86 years                     3.3 years                    3.22 years

----------
(1) Average expected life is based on prepayment assumptions utilizing interest rates as of the reporting dates and does not include Fannie Mae and FHLB stock.

         The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2002. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

                                                                        AT DECEMBER 31, 2002
                                      -----------------------------------------------------------------------------------------
                                                                        MORE THAN ONE YEAR TO         MORE THAN FIVE YEARS TO
                                          ONE YEAR OR LESS                   FIVE YEARS                      TEN YEARS
                                      ---------------------------    ---------------------------    ---------------------------
                                                       WEIGHTED                       WEIGHTED                       WEIGHTED
                                        CARRYING       AVERAGE         CARRYING       AVERAGE        CARRYING        AVERAGE
                                         VALUE          YIELD           VALUE          YIELD           VALUE          YIELD
                                      ------------   ------------    ------------   ------------    ------------   ------------
                                                                       (Dollars in thousands)
HELD TO MATURITY:
   U.S. Government & Agency
    Collateralized Mortgage
    Obligations ...................   $      3,420           5.62%   $     58,570           4.97%   $     23,784           4.94%
   State and municipal ............          3,167           3.51          27,803           4.23          43,147           4.40
   Corporate and other ............            773           5.14          33,161           4.99             237           6.42
                                      ------------   ------------    ------------   ------------    ------------   ------------

     Total held-to-maturity .......   $      7,360           4.66%   $    119,534           4.80%   $     67,168           4.60%
                                      ============   ============    ============   ============    ============   ============

 AVAILABLE FOR SALE:
   US Government & Agency
    Obligations ...................   $    464,794           1.51%   $     52,435           3.38%   $         --             --
   U.S. Government Agency
    Pass Thru .....................          1,401           5.70          22,331           5.99          18,587           6.16
   U.S. Government Agency
    Collateralized Mortgage
    Obligations ...................         55,104           5.49         398,939           4.96          38,957           5.62
   Corporate and other ............          6,924           5.49         139,037           5.64           2,735           5.98
                                      ------------   ------------    ------------   ------------    ------------   ------------
     Total available for sale (2)..   $    528,223           1.99%   $    612,742           5.02%   $     60,279           5.80%
                                      ============   ============    ============   ============    ============   ============

                                                         AT DECEMBER 31, 2002
                                      ----------------------------------------------------------
                                             AFTER TEN YEARS                    TOTAL
                                      ---------------------------   ----------------------------
                                                WEIGHTED                      WEIGHTED
                                        CARRYING      AVERAGE         CARRYING        AVERAGE
                                         VALUE         YIELD           VALUE         YIELD (1)
                                      ------------   ------------   ------------    ------------
                                                        (Dollars in thousands)
HELD TO MATURITY:
   U.S. Government & Agency
    Collateralized Mortgage
    Obligations ...................   $         59           6.01%  $     85,833            4.99%
   State and municipal ............         20,150           4.49         94,267            4.34
   Corporate and other ............          1,848           7.43         36,019            5.13
                                      ------------   ------------   ------------    ------------

     Total held-to-maturity .......   $     22,057           4.74%  $    216,119            4.73%
                                      ============   ============   ============    ============

 AVAILABLE FOR SALE:
   US Government & Agency
    Obligations ...................   $         --             --   $    517,229            1.70%
   U.S. Government Agency
    Pass Thru .....................             --             --         42,319            6.06
   U.S. Government Agency
    Collateralized Mortgage
    Obligations ...................         36,481           5.94        529,481            5.13
   Corporate and other ............          4,393           5.98        153,089            5.65
                                      ------------   ------------   ------------    ------------
     Total available for sale (2)..   $     40,874           5.94%  $  1,242,118            3.80%
                                      ============   ============   ============    ============

----------
(1) Yields are not tax equivalent.
(2) Excludes FHLB stock.

SOURCES OF FUNDS

         General. Sources of funds consist of principal and interest cash flows received from loans and mortgage-backed securities, contractual maturities on investments, deposits and Federal Home Loan Bank advances. These sources of funds are for lending, investing and general corporate purposes.

         Deposits. We offer a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. We also offer IRA and KEOGH accounts. For business customers we offer several checking account and savings plans, cash management services, payroll origination service, escrow account management and master card business cards. Our customer relationship management strategy focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding our branch locations. In order to attract and retain deposits we offer competitive rates, quality customer service and we offer a wide variety of products and services that meet the needs of our customers, including online banking. We do not have any brokered deposits.

         Deposit pricing strategy is monitored monthly by the Asset/Liability Committee. Deposit pricing is set weekly by our Treasury Department. When considering our deposit pricing, we consider competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 67.58% of total deposits at December 31, 2002 and 55.05% at December 31, 2001. As of December 31, 2002 and December 31, 2001, time deposits maturing in less than one year amounted to $870.3 million and $881.7 million, respectively.

         The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2002.

                                                              MATURITY
                                      ---------------------------------------------------------
                                       3 MONTHS OR    OVER 3 TO 6   OVER 6 TO 12     OVER 12
                                          LESS           MONTHS         MONTHS        MONTHS          TOTAL
                                      ------------   ------------   ------------   ------------   ------------
                                                                   (In thousands)
Certificates of deposit less than
 $100,000 .........................   $    304,461   $    226,853   $    203,456   $    155,872   $    890,642
Certificates of deposit of $100,000
 or more ..........................         69,778         32,952         32,785         25,352        160,867
                                      ------------   ------------   ------------   ------------   ------------

Total of certificates of deposit ..   $    374,239   $    259,805   $    236,241   $    181,224   $  1,051,509
                                      ============   ============   ============   ============   ============

         Certificates of Deposit Maturities. The following table sets forth certain information regarding our certificates of deposit.

                                                                PERIOD TO MATURITY FROM DECEMBER 31, 2002
                                      ---------------------------------------------------------------------------------------
                                        LESS THAN      ONE TO          TWO TO        THREE TO       FOUR TO        FIVE YEARS
                                        ONE YEAR      TWO YEARS     THREE YEARS     FOUR YEARS     FIVE YEARS       OR MORE
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                                                         (In thousands)
Rate:
1.00 to 2.00% .....................   $    170,396   $      2,256   $         --   $         --   $        253   $         83
2.01 to 3.00% .....................        555,953         31,185          3,129            384             --             70
3.01 to 4.00% .....................         57,419         32,833         20,458          1,287         10,898            249
4.01 to 5.00% .....................         43,859         13,549          9,646          8,033         21,454            979
5.01 to 6.00% .....................         24,151         13,718          1,508          4,348            623          1,023
6.01 to 7.00% .....................         18,507            132          3,084             14             --             --
  Over 7.01% ......................             --             23              2             --             --              3
                                      ------------   ------------   ------------   ------------   ------------   ------------
   Total ..........................   $    870,285   $     93,696   $     37,827   $     14,066   $     33,228   $      2,407
                                      ============   ============   ============   ============   ============   ============

                                                    AT DECEMBER 31,
                                      ------------------------------------------
                                          2002           2001           2000
                                      ------------   ------------   ------------
                                                    (In thousands)
 Rate:
 1.00 to 2.00% ....................   $    172,988   $      2,913   $          9
 2.01 to 3.00% ....................        590,721        270,298             18
 3.01 to 4.00% ....................        123,144        363,796            114
 4.01 to 5.00% ....................         97,520        194,786         40,498
 5.01 to 6.00% ....................         45,371        154,084        588,850
 6.01 to 7.00% ....................         21,737         66,632        404,155
   Over 7.01% .....................             28             28            633
                                      ------------   ------------   ------------
    Total .........................   $  1,051,509   $  1,052,537   $  1,034,277
                                      ============   ============   ============

         Borrowed Funds. At December 31, 2002, we had $323.1 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements with existing commercial customers. Repurchase agreements are contracts for the sale of securities owned or borrowed by us, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. Our policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage related securities. There were $56.0 million of repurchase agreements outstanding as of December 31, 2002, and we averaged approximately $47.6 million outstanding pursuant to such agreements during the year ended December 31, 2002.

         As a member of the Federal Home Loan Bank of New York, The Provident Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. We had $267.1 million of FHLB advances outstanding as of December 31, 2002, and we averaged approximately $157.3 million of FHLB advances during the year ended December 31, 2002.

         The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2002            2001            2000
                                                            ------------    ------------    ------------
                                                                      (Dollars in thousands)
            Maximum Balance:
            FHLB advances ...............................   $    267,114    $    144,664    $    145,563
            FHLB line of credit .........................             --          26,900          82,000
            Securities sold under agreements to
             repurchase..................................         55,967          51,103          47,784

            Average Balance:
            FHLB advances ...............................        157,300         132,756         139,650
            FHLB line of credit .........................             --           1,788          32,714
            Securities sold under agreements to
             repurchase..................................         47,600          42,144          37,780

            Weighted Average Interest Rate:
            FHLB advances ...............................           3.88%           5.90%           6.11%
            FHLB line of credit .........................             --            5.50            6.93
            Securities sold under agreements to
             repurchase..................................           1.50            3.07            4.21

         The following table sets forth certain information as to our borrowings at the dates indicated.

                                                                           AT DECEMBER 31,
                                                            --------------------------------------------
                                                               2002             2001           2000
                                                            ------------    ------------    ------------
                                                                       (Dollars in thousands)
            FHLB advances ...............................   $    267,114    $    144,664    $    132,240
            FHLB line of credit .........................             --              --           7,000
            Securities sold under agreements to
             repurchase..................................         55,967          51,103          40,663
                                                            ------------    ------------    ------------
               Total borrowings .........................   $    323,081    $    195,767    $    179,903
                                                            ============    ============    ============

            Weighted average interest rate of
             FHLB advances...............................           3.88%           5.90%           6.11%

            Weighted average interest rate of
             FHLB line of credit ........................             --            5.50%           6.93%

            Weighted average interest rate of
             securities sold under agreements to
             repurchase .................................           1.50%           3.07%           4.21%

FINANCIAL MANAGEMENT AND TRUST SERVICES

         The Provident Bank offers a full range of trust and financial management services primarily to individuals. These services include wealth management services, such as investment management and investment advisory accounts, as well as custody accounts. We also serve as trustee for living and testamentary trusts. Our trust officers also provide estate settlement services when The Provident Bank has been named executor or guardian of an estate. At December 31, 2002 the book value of assets under administration was $186.3 million and the number of accounts under administration was 523.

SUBSIDIARY ACTIVITIES

         Provident Mortgage Corporation is a wholly-owned subsidiary of The Provident Bank. It was established as a New Jersey corporation to provide mortgage banking services as a successor to Residential Home Funding Corp., a mortgage company specializing in FHA-insured loans and VA-guaranteed loans and, to a lesser extent, alternative residential loan products. We acquired Residential Home Funding Corp. in July 2001. All loans originated by the mortgage company are sold to established investors with the loan servicing released.

         Provident Investment Services, Inc. is a wholly-owned subsidiary of The Provident Bank. It was established as a New Jersey corporation to provide life, health, property and casualty insurance in the State of New Jersey and conducts non-deposit investment product and insurance sales through a third party service provider.

         Provident Title, LLC is a joint venture in which The Provident Bank has a 49% interest and Investor's Title Agency, Inc. has a 51% interest. Provident Title, LLC is licensed to sell title insurance in the State of New Jersey. It commenced business in October 2001.

         Dudley Investment Corporation is a wholly-owned subsidiary of The Provident Bank. On December 27, 2002, we received approval from the New Jersey Department of Banking and Insurance for Dudley Investment Corporation to operate as a New Jersey Investment Company. Dudley Investment Corporation owns all of the outstanding common stock of PSB Funding Corporation.

         The Provident Bank maintains several other wholly-owned subsidiaries, including Beehive Investment, Inc. and Paulus Hook Corp., which currently conduct no business and are inactive.

         PSB Funding Corporation is a majority owned subsidiary of Dudley Investment Corporation. It was established as a New Jersey corporation to engage in real estate activities (including the acquisition of mortgage loans from The Provident Bank) that enable it to be taxed as a real estate investment trust for federal and New Jersey tax purposes.

PERSONNEL

         As of December 31, 2002, we had 615 full-time and 82 part-time employees. None of our employees is represented by a collective bargaining group. We believe our relationship with our employees is good.

REGULATION

General

         The Provident Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Provident Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") as the issuer of its certificate of incorporation, and by the FDIC as the deposit insurer. The Provident Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess The Provident Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Provident Financial Services, Inc., as a bank holding company controlling The Provident Bank, is subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the "New Jersey

Banking Act") and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. The Provident Bank and Provident Financial Services, Inc. are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Commissioner. Provident Financial Services, Inc. files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

         Any change in such laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on The Provident Bank and Provident Financial Services, Inc. and their operations and stockholders.

New Jersey Banking Regulation

         Activity Powers. The Provident Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including The Provident Bank, generally may invest in:

         (1)   real estate mortgages;

         (2)   consumer and commercial loans;

         (3) specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

         (4)   certain types of corporate equity securities; and

         (5)   certain other assets.

         A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the New Jersey Banking Act. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments. A savings bank may also exercise trust powers upon approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations.

         Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's capital funds. A savings bank may lend an additional 10% of the bank's capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Provident Bank currently complies with applicable loans-to-one-borrower limitations.

         Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by The Provident Bank.

         Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including The Provident Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks.

         Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine The Provident Bank whenever it deems an examination advisable. The Department examines The Provident Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

Federal Banking Regulation

         Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

         Tier 1 capital is comprised of the sum of:

         . common stockholders' equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

         . non-cumulative perpetual preferred stock, including any related retained earnings; and

         . minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

         The components of Tier 2 capital currently include:

         .     cumulative perpetual preferred stock;

         . certain perpetual preferred stock for which the dividend rate may be reset periodically;

         . hybrid capital instruments, including mandatory convertible securities;

         .     term subordinated debt;

         .     intermediate term preferred stock;

         .     allowance for possible loan losses; and

         . up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

         The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

         The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

         .     the quality of the bank's interest rate risk management process;

         .     the overall financial condition of the bank; and

         .     the level of other risks at the bank for which capital is needed.

         Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

         The FDIC adopted regulations, effective April 1, 2002, establishing minimum regulatory capital requirements for equity investments in non-financial companies. The regulations apply a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization's Tier 1 capital. We do not believe this new capital requirement will have a material adverse effect upon our operations. However, we will have to take this requirement into consideration should we, at some point in the future, decide to invest in non-financial companies.

         The following table shows our leverage ratio, our Tier 1 risk-based capital ratio, and our total risk-based capital ratio, at December 31, 2002:

                                                             AS OF DECEMBER 31, 2002
                                           -------------------------------------------------------------
                                                                    PERCENT OF            CAPITAL
                                               CAPITAL              ASSETS/(1)/       REQUIREMENTS/(1)/
                                           ------------------   ------------------    ------------------
                                                              (Dollars in thousands)
Regulatory Tier 1 leverage capital .....   $          291,294                 8.98%                  4.0%
Tier 1 risk-based capital ..............              291,294                12.42                   4.0
Total risk-based capital ...............              312,459                13.32                   8.0

----------
(1) For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

         As the table shows, as of December 31, 2002, The Provident Bank was considered "well capitalized" under FDIC guidelines.

         Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended, ("FDIA") which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

         Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if:

         . the bank held such types of investments during the 14 month period from September 30, 1990 through November 26, 1991;

         . the state in which the bank is chartered permitted such investments as of September 30, 1991; and

         . the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

         Section 24 provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the related FDIC regulations, or as approved by the FDIC.

         Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a "financial subsidiary" are subject to additional restrictions.

         The Gramm-Leach-Bliley Act ("Gramm-Leach") permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of Gramm-Leach (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although The Provident Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

         Federal Home Loan Bank System. The Provident Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long term advances. The Provident Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or
(iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB as of December 31, 2001. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. The Provident Bank is in compliance with these requirements.

         Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including The Provident Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including:

         . insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

         . substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

         .     existence of an unsafe or unsound condition to transact business;

         . likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

         . insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

         Deposit Insurance. Pursuant to FDIC Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroups based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution's state supervisor.

         An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications, or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including The Provident Bank.

         Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the Bank Insurance Fund, such as The Provident Bank. The annual rate of assessments for the payments on the Financing Corporation bonds for the quarterly period beginning on January 1, 2002 was 0.0182% for both BIF-assessable deposits and SAIF-assessable deposits.

         Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of The Provident Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Transactions with Affiliates of The Provident Bank. Transactions between an insured bank, such as The Provident Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with, the bank. Currently, a subsidiary of a bank that is not also a depository institution generally is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B which would establish certain exceptions to this policy.

         Section 23A:

         . limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

         . requires that all such transactions be on terms that are consistent with safe and sound banking practices.

         The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

         In addition, provisions of the BHCA prohibit extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

         Privacy Standards. Effective July 1, 2001, financial institutions, including Provident Financial Services, Inc. and The Provident Bank, became subject to FDIC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require Provident Financial Services, Inc. and The Provident Bank to disclose their privacy policy, including identifying with whom they share "non-public personnel information" to customers at the time of establishing the customer relationship and annually thereafter.

         The regulations also require Provident Financial Services, Inc. and The Provident Bank to provide their customers with initial and annual notices that accurately reflect their privacy policies and practices. In addition, Provident Financial Services, Inc. and The Provident Bank are required to provide their customers with the ability to "opt-out" of having Provident Financial Services, Inc. and The Provident Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Provident Financial Services, Inc. or The Provident Bank. Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently there are a number of privacy bills pending in the New Jersey legislature. No action has been taken on any of these bills, and we cannot predict whether any of them will become law or what impact, if any, these bills will have if enacted into law.

         On February 1, 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. We implemented the guidelines prior to their effective date of July 1, 2001, and such implementation did not have a material adverse effect on our operations.

         Uniform Real Estate Lending Standards. Under the FDIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

         The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

         . for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

         . for land development loans, or loans for the purpose of improving unimproved property prior to the erection of structures, the supervisory limit is 75%;

         . for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

         . for loans for the construction of one- to four-family residential properties, the supervisory limit is 85%; and

         . for loans secured by other improved property, for example, farmland, completed commercial property and other income-producing property including non-owner occupied, one-to four-family property, the limit is 85%.

         Although no supervisory loan-to-value limit has been established for owner-occupied, one-to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

         The Provident Bank has established, however, internal loan-to-value limits for real estate loans that are more stringent than the maximum limits currently imposed under federal law.

         Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution's record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

         . a lending test, to evaluate the institution's record of making loans in its service areas;

         . an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

         . a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

         An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. We received a satisfactory Community Reinvestment Act rating in our most recently completed federal examination.

         In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

         The FDIC recently conducted an examination relating to our compliance with various federal banking regulations, which examination was unrelated to safety and soundness. The FDIC noted weaknesses and failures to comply with the reporting requirements of the Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act imposes on financial institutions reporting obligations relating to home purchase and home improvement loans originated or purchased, or for which the financial institution receives applications. This loan data is used by regulatory agencies to help determine whether a financial institution is serving the housing needs of the communities it serves, to assist public officials in the distribution of public sector investments where it is needed, and to assist federal bank regulators in identifying possible discriminatory lending patterns. We have taken action and implemented procedures to redress the FDIC's concerns and findings, including the refiling with the FDIC of our Home Mortgage Disclosure Act data for 2000 and 2001.

         In connection with the recent compliance examination, the FDIC informed The Provident Bank that the FDIC made a preliminary finding that it had reason to believe that The Provident Bank violated fair lending laws, including the Equal Credit Opportunity Act and its implementing regulation, Regulation B of the Federal Reserve Board. The FDIC's preliminary finding related to an underwriting guideline on overdraft and personal loans that the FDIC alleged could lead to disparate treatment of credit applicants on a prohibited basis. The FDIC's preliminary finding also related to The Provident Bank's prior practice of requesting reimbursement for appraisals purchased by The Provident Bank from fixed-rate home equity loan applicants who paid no loan application fee or other related costs and who requested copies of the appraisal. The Equal Credit Opportunity Act and Regulation B promote the availability of credit to all creditworthy applicants without regard to race, color, religion, national origin, sex, marital status or age. Regulation B also requires creditors to notify applicants of actions taken on their loan applications, to report credit history in the names of both spouses on an account, to collect information about the applicant's race or other personal characteristics in applications for certain dwelling-related loans, and to provide applicants with copies of appraisal reports used in credit transactions. The Provident Bank responded in writing to the FDIC that it did not agree with the FDIC's finding and has provided detailed information to the FDIC in support of its position. The Provident Bank has been advised by the FDIC that this matter will not be referred to the Department of Justice for further review or enforcement action. The FDIC has issued a final report of examination and we anticipate that the FDIC will require us to implement corrective actions, may impose civil money penalties with respect to the refiling of Home Mortgage Disclosure Act data, and may also require a memorandum of understanding with The Provident Bank to ensure that corrective actions are taken and continue in the future. If we are required to enter into a memorandum of understanding with the FDIC and in the future fail to comply with any such agreement, we could be subject to further regulatory action, including restrictions on our ability to expand through bank and branch acquisitions, and possible monetary penalties. Management of The Provident Bank has determined that the alleged failures and violations preliminarily found by the FDIC to have occurred have not had a material adverse effect on its operations or financial condition.

         Safety and Soundness Standards. Pursuant to the requirements of the FDIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

         In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

         Prompt Corrective Action. The FDIC Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized,"

"undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations define the five capital categories as follows:

         An institution will be treated as "well capitalized" if:

         .     its ratio of total capital to risk-weighted assets is at least
               10%;

         .     its ratio of Tier 1 capital to risk-weighted assets is at least
               6%; and

         . its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

         An institution will be treated as "adequately capitalized" if:

         .     its ratio of total capital to risk-weighted assets is at least
               8%; and

         .     its ratio of Tier 1 capital to risk-weighted assets is at least
               4%; and

         . its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

         An institution will be treated as "undercapitalized" if:

         .     its total risk-based capital is less than 8%; or

         .     its Tier 1 risk-based-capital is less than 4%; or

         . its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

         An institution will be treated as "significantly undercapitalized" if:

         .     its total risk-based capital is less than 6%; or

         .     its Tier 1 capital is less than 3%; or

         .     its leverage ratio is less than 3%.

         An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

         . an amount equal to five percent of the bank's total assets at the time it became "undercapitalized," or

         . the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

         If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

         The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depository bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under the FDIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings, including that the bank is viable.

LOANS TO A BANK'S INSIDERS

         Federal Regulation. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to The Provident Bank's loans. All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's unimpaired capital and surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

         An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

         In addition, provisions of the BHCA prohibit extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         New Jersey Regulation. Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under Regulation O, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with Regulation O is deemed to be in compliance with such provisions of the New Jersey Banking Act.

FEDERAL RESERVE SYSTEM

         Under Federal Reserve Board regulations, The Provident Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.2 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $41.3 million. The first

$5.7 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Provident Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce The Provident Bank's interest-earning assets.

INTERNET BANKING

         Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks' efficiency and competitiveness consistent with safe and sound banking practices. We cannot assure you that the bank regulatory agencies will adopt new regulations that will not materially affect our internet operations or restrict any such further operations.

THE USA PATRIOT ACT

         In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         . Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         . Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         . Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         . Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         . Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

HOLDING COMPANY REGULATION

         Federal Regulation. Provident Financial Services, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for The Provident Bank. As of December 31, 2002, Provident Financial Services, Inc.'s total capital and Tier 1 capital ratios would, on a pro forma basis, exceed these minimum capital requirements.

         Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the FDIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

         As a bank holding company, Provident Financial Services, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval will be required for Provident Financial Services, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating, as well as a "satisfactory" rating for management, at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

         In addition, a bank holding company which does not qualify as a financial holding company under Gramm-Leach, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

         .     making or servicing loans;

         .     performing certain data processing services;

         . providing discount brokerage services; or acting as fiduciary, investment or financial advisor;

         .     leasing personal or real property;

         . making investments in corporations or projects designed primarily to promote community welfare; and

         .     acquiring a savings and loan association.

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Provident Financial Services, Inc. has not elected to qualify as a financial holding company under Gramm-Leach, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

         . each of its depository institution subsidiaries is "well capitalized";

         . each of its depository institution subsidiaries is "well managed";

         . each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

         . the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

         Under the FDIA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Provident Financial Services, Inc. if it ever acquired as a separate subsidiary a depository institution in addition to The Provident Bank.

         New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms "company" and "bank holding company" as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.

         Acquisition of Provident Financial Services, Inc. Under federal law and under the New Jersey Banking Act, no person may acquire control of Provident Financial Services, Inc. or The Provident Bank without first obtaining approval of such acquisition of control by the Federal Reserve Board and the Commissioner.

         Federal Securities Laws. Provident Financial Services, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Provident Financial Services, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

SARBANES-OXLEY ACT OF 2002

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services to an audit client. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

         The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. In accordance with the Act, the SEC proposed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by an RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

TAXATION

FEDERAL TAXATION

         General. Provident Financial Services, Inc. and The Provident Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The most recent tax period audited by the Internal Revenue Service was December 31, 1996. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to The Provident Bank.

         Method of Accounting. For federal income tax purposes, The Provident Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

         Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), The Provident Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. The Provident Bank was required to use the direct charge off method to compute its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

         Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should The Provident Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules.

         Retained earnings at December 31, 2002 included approximately $33.7 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At

December 31, 2002, The Provident Bank has an unrecognized tax liability of $13.9 million with respect to this reserve.

         On January 15, 2003, the Company established a charitable foundation in connection with the conversion. The Company made a contribution to the charitable foundation valued at 6% of the gross proceeds received in the offering in the form of $4.8 million in cash and 1,920,000 shares of common stock.

         Under the Internal Revenue Code, charitable donations are tax deductible subject to a limitation based on 10% of the Company's annual taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made. Based on the Company's estimate of taxable income for 2003 and the carry forward period, all of the charitable donation expense was considered tax deductible as the Company will realize sufficient earnings over the six year period to take the full deduction. As a result, the Company will record a tax benefit amounting to $8.4 million relating to the charitable donation in the first quarter of 2003.

         Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, which we refer to as the Code, imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Provident Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2002, The Provident Bank had no net operating loss carryforwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. Provident Financial Services, Inc. may exclude from its income 100% of dividends received from The Provident Bank as a member of the same affiliated group of corporations.

STATE TAXATION

         New Jersey State Taxation. The Provident Bank has filed New Jersey Savings Institution income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. The Provident Bank is not currently under audit with respect to its New Jersey income tax returns and The Provident Bank's state tax returns have not been audited for the past five years.

         On July 2, 2002, the State of New Jersey enacted income tax law changes which will be retroactive to tax years beginning January 1, 2002. The more relevant changes include an increase in the tax rate for savings banks from three percent to nine percent and the establishment of an Alternative Minimum Assessment ("AMA") tax. Under the new legislation, a taxpayer, including The Provident Bank, will pay the greater of the corporate business ("CBT") tax (at 9% of taxable income) or the AMA tax. There are two methods for calculating the AMA tax, the gross receipts method or the gross profits method. Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.125% to 0.4%. Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.25% to 0.8%. The taxpayer has the option of choosing either the gross receipts or gross profits method, but once an election is made, the taxpayer must use the same method for the next four tax years. The AMA tax is creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for each taxpayer may not exceed $5.0 million per year and the sum of the AMA for each member of an affiliated group may not exceed $20.0 million per year for members of an affiliated group with five or more taxpayers. The AMA for tax years beginning after June 30, 2006 shall be zero.

         New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under the new tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director's discretion, require the taxpayer to file a consolidated return of the entire operations of the affiliated group or controlled group, including its own operations and income.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Provident Financial Services, Inc. is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

ITEM 2.     PROPERTIES

         At December 31, 2002, we conducted our business through 49 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Manmouth, Morris, Ocean Somerset and Union Counties, New Jersey. The aggregate net book value of our premises and equipment was $44.0 million at December 31, 2002.

ITEM 3.     LEGAL PROCEEDINGS

         There are various claims and lawsuits in which the Bank is periodically involved incident to our business. We believe that these legal proceedings, in the aggregate, are not material to our financial condition and results of operations.

         On December 17, 2002, certain depositor plaintiffs filed a lawsuit in the United States District Court for the District of New Jersey against The Provident Bank, the members of the Board of Directors and Provident Financial Services, Inc., challenging the application of certain purchase limitations contained in the Plan of Conversion. The lawsuit alleges that the Plan of Conversion violated federal regulations and the New Jersey Law Against Discrimination, and that the Board of Directors breached fiduciary duties. The lawsuit sought temporary restraints and preliminary injunctive relief to enjoin the application of purchase limitations provisions, alter the schedule of closing of the stock offering and the meeting of depositors, and also sought punitive damages for alleged violations of the New Jersey Law Against Discrimination. The Company vigorously opposed the requested restraints and injunctive relief. The District Court denied all requested injunctive relief in its entirety. The Company plans to continue to vigorously defend this lawsuit.

         On December 19, 2002, following the District Court of New Jersey's denial of their requested temporary restraints and preliminary injunctive relief, the depositor plaintiffs in the federal lawsuit referenced above filed a Notice of Appeal in the Superior Court of New Jersey, Appellate Division entitled In re the Decision and Order of the Commissioner, Department of Banking and Insurance, dated November 8, 2002 Permitting The Provident Bank to Convert from Mutual to Stock Savings Bank naming as respondents the Commissioner, New Jersey Department of Banking and Insurance and The Provident Bank. The Notice of Appeal seeks to overturn the Commissioner's Decision and Order dated November 8, 2002 approving The Provident Bank's Plan of Conversion. In addition, the appellants filed a request with the Commissioner to stay her November 8, 2002 Decision and Order and, after that request was denied, then filed a stay request with the Appellate Division pending appeal, which request was denied. The stay requests alleged that certain provisions in the Plan of Conversion violated the New Jersey Law Against Discrimination and constituted a breach of fiduciary duty of the Board of Directors of The Provident Bank. The Company intends to defend the appeal vigorously.

         On January 22, 2003, after completion of the conversion of The Provident Bank from mutual to stock form, certain depositors filed a Notice of Appeal and a motion for an extension for time to file that appeal in the Superior Court of New Jersey, Appellate Division naming as respondents the Commissioner, Department of Banking and Insurance and The Provident Bank. These appellants seek to appeal the Commissioner's Order and Decision approving the conversion of The Provident Bank from a mutual to stock savings bank. In particular they challenge the aggregate purchase limitations contained in the Plan of Conversion. The Court has granted the appellants an extension of time to pursue their appeal. The Company intends to defend this matter vigorously.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 2002 to a vote of securityholders. Depositors of The Provident Bank approved the Plan of Conversion on January 7, 2003.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         Provident Financial Services, Inc. common stock began trading on the New York Stock Exchange under the symbol "PFS" on January 16, 2003, and there is an established market for such common stock.

         The initial public offering price was $10.00 per share. For the period of January 16, 2003 to March 1, 2003, the high and low sales prices were $16.00 and $14.80. As of March 1, 2003, there were 61,538,300 shares of Provident Financial Services, Inc. common stock issued and outstanding and approximately 6,254 stockholders of record.

         Provident Financial Services, Inc. will consider the payment of a cash dividend no earlier than the completion of the first calendar quarter of 2003. With the additional capital raised in the conversion, Provident Financial Services, Inc. will have a significant dividend paying capacity. The payment of dividends, if any, and the amount of any such dividend, will be subject to the determination of our Board of Directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by The Provident Bank to Provident Financial Services, Inc. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.

         Provident Financial Services, Inc. is subject to the requirements of Delaware law that generally limits dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or immediately preceding year.

ITEM 6.     SELECTED FINANCIAL DATA

         The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of The Provident Bank presented elsewhere. Prior to January 15, 2003, Provident Financial Services, Inc. had no significant assets, liabilities or operations, and accordingly, the data presented below represents the financial condition and results of operation of The Provident Bank. On January 15, 2003, The Provident Bank completed its conversion from a mutual savings bank to a stock savings bank, and, in connection therewith, Provident Financial Services, Inc. sold 59,618,300 shares of common stock which resulted in $586.2 of net proceeds of which $293.1 was utilized to acquire all of the outstanding common stock of The Provident Bank. In addition, Provident Financial Services, Inc. contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation. As part of the conversion, The Provident Bank held $526.0 million of proceeds in escrow on behalf of depositors and other individuals who submitted funds in anticipation of the conversion.

                                                                        AT DECEMBER 31,
                                           ------------------------------------------------------------------------
                                               2002           2001           2000           1999           1998
                                           ------------   ------------   ------------   ------------   ------------
                                                                        (In thousands)
SELECTED FINANCIAL CONDITION DATA:
 Total assets ..........................   $  3,919,208   $  2,869,717   $  2,641,579   $  2,578,249   $  2,454,586
 Loans, net(1) .........................      2,031,869      1,994,636      1,954,992      1,876,433      1,680,091
 Investment securities(2) ..............        216,119        112,951        124,059        162,680        233,099
 Securities available for sale .........      1,242,118        494,716        335,039        361,832        317,464
 Deposits ..............................      3,243,334      2,341,723      2,168,336      2,096,604      2,056,053
 Borrowings ............................        323,081        195,767        179,903        216,641        146,620
 Equity ................................        326,009        292,130        263,072        236,664        224,019

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                         2002            2001           2000           1999           1998
                                                     ------------    ------------   ------------   ------------   ------------
                                                                                   (In thousands)
SELECTED OPERATIONS DATA:
Interest income ..................................   $    177,376    $    180,979   $    179,520   $    166,046   $    149,983
Interest expense .................................         63,241          84,523         89,690         77,244         70,890
                                                     ------------    ------------   ------------   ------------   ------------
Net interest income ..............................        114,135          96,456         89,830         88,802         79,093
Provision for loan losses ........................         12,800           1,900          2,060          2,100          1,950
                                                     ------------    ------------   ------------   ------------   ------------
Net interest income after provision for loan
 losses ..........................................        101,335          94,556         87,770         86,702         77,143
                                                     ------------    ------------   ------------   ------------   ------------
Non-interest income ..............................         24,078          21,236         18,276         15,688         15,005
                                                     ------------    ------------   ------------   ------------   ------------
Non-interest expenses ............................         89,087          80,629         75,865         71,853         60,985
                                                     ------------    ------------   ------------   ------------   ------------
Income before income tax expense and the
 cumulative effect of a change in accounting
 principle .......................................         36,326          35,163         30,181         30,537         31,163
Income tax expense ...............................          9,231          11,083          9,283         10,907         11,465
                                                     ------------    ------------   ------------   ------------   ------------
Income before the cumulative effect of a change
 in accounting principle .........................         27,095          24,080         20,898         19,630         19,698
                                                     ------------    ------------   ------------   ------------   ------------
Cumulative effect of change in accounting
 principle(3) ....................................           (519)             --             --             --             --
                                                     ------------    ------------   ------------   ------------   ------------
Net income .......................................   $     26,576    $     24,080   $     20,898   $     19,630   $     19,698
                                                     ============    ============   ============   ============   ============

----------
(1) Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)  Investment securities are held to maturity.
(3) In accordance with FASB Statement No. 142, we performed a goodwill impairment test on the goodwill associated with the purchase of Provident Mortgage Company. It was determined that the goodwill was impaired and a charge of $519,000 was recorded as a cumulative effect of a change in accounting principle.

                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                         2002            2001            2000            1999            1998
                                                     ------------    ------------    ------------    ------------    ------------
SELECTED FINANCIAL AND OTHER DATA(1)
PERFORMANCE RATIOS:
  Return on average assets .......................           0.86%           0.88%           0.80%           0.80%           0.92%
  Return on average equity .......................           8.71%           8.70            8.37            8.53            9.19
  Interest rate spread information:
   Average during period .........................           3.61%           3.29            3.20            3.43            3.41
   End of period .................................           3.75%           3.85            3.05            3.55            3.72
  Net interest margin(2) .........................           3.98%           3.79            3.70            3.87            3.88
  Average interest-earning assets to average
   interest-bearing liabilities ..................           1.17            1.15            1.14            1.13            1.14
  Non-interest income to average total assets.....           0.78            0.77            0.70            0.64            0.70
  Non-interest expenses to average total assets...           2.90            2.94            2.90            2.92            2.84
  Efficiency ratio(3) ............................          64.46           68.51           70.18           68.77           64.81

  ASSET QUALITY RATIOS:
  Non-performing loans to total loans ............           0.41%           0.40%           0.48%           0.43%           0.33%
  Non-performing assets to total assets ..........           0.22            0.28            0.37            0.31            0.23
  Allowance for loan losses to non-performing
   loans .........................................         246.55          271.02          213.06          233.93          316.94
  Allowance for loan losses to total loans .......           1.02            1.09            1.02            0.99            1.02

  CAPITAL RATIOS:
  Leverage capital(4) ............................           8.98%           9.41%           9.12%           8.47%           8.23%
  Total risk based capital(4) ....................          13.32           14.15           14.38           13.96           13.27
  Average equity to average assets ...............           9.92           10.10            9.56            9.34            9.97

  OTHER DATA:
  Number of full-service offices(5) ..............             49              48              49              52              49
  Full time equivalent employees .................            656             688             613             604             604

----------
(1) Averages presented are daily averages.
(2) Net interest income divided by average interest-earning assets.
(3) Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4) Leverage capital ratios are presented as a percentage of tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Use of Estimates

         The calculation of the allowance for loan losses is a critical accounting policy of The Provident Bank. Provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

         Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2002, 2001 and 2000. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------------------
                                                          2002                                           2001
                                      --------------------------------------------    ------------------------------------------
                                        AVERAGE                        AVERAGE           AVERAGE                      AVERAGE
                                      OUTSTANDING       INTEREST        YIELD/         OUTSTANDING     INTEREST        YIELD/
                                        BALANCE        EARNED/PAID      RATE             BALANCE     EARNED/PAID       RATE
                                      ------------    ------------    ------------    ------------   ------------   ------------
                                                                        (Dollars in thousands)
INTEREST-EARNING ASSETS:
 Federal funds sold and
  short-term investments ..........   $     93,572    $      1,565            1.67%   $     32,558   $      1,114           3.42%
 Investment securities
  (1) .............................        114,878           5,321            4.63         112,659          5,784           5.13
 Securities available
  for sale ........................        707,629          36,536            5.16         437,147         25,337           5.80
 Net loans(2) .....................      1,949,778         133,954            6.87       1,961,612        148,744           7.58
                                      ------------    ------------                    ------------   ------------
    Total interest-earning
     assets .......................      2,865,857         177,376            6.19       2,543,976        180,979           7.11
                                                      ------------    ------------                   ------------   ------------
 Non-interest earning
  assets ..........................        208,698                                         196,863
                                      ------------                                    ------------
    Total assets ..................   $  3,074,555                                    $  2,740,839
                                      ============                                    ============

INTEREST-BEARING
LIABILITIES:
 Savings deposits .................   $    823,752          14,459            1.76%   $    690,324         15,966           2.31
 Money market accounts ............         92,126           1,688            1.83          72,735          1,612           2.22
 Interest-bearing
  checking ........................        268,049           3,209            1.20         213,441          3,091           1.45
 Time accounts ....................      1,069,183          35,481            3.32       1,060,920         54,620           5.15
 Borrowings .......................        204,988           8,404            4.10         176,688          9,234           5.23
                                      ------------    ------------                    ------------   ------------
    Total interest-bearing
     liabilities ..................      2,458,098          63,241            2.58       2,214,108         84,523           3.82
                                                      ------------                                   ------------   ------------
 Non-interest bearing
  liabilities .....................        311,494                                         249,913
                                      ------------                                    ------------
    Total liabilities .............      2,769,592                                       2,464,021
 Equity ...........................        304,963                                         276,818
                                      ------------                                    ------------
    Total liabilities
      and equity ..................   $  3,074,555                                    $  2,740,839
                                      ============                                    ============
 Net interest income ..............                   $    114,135                                   $     96,456
                                                      ============                                   ============
 Net interest rate
  spread ..........................                                           3.61%                                         3.29%
                                                                      ============                                  ============

 Net interest earning
  assets ..........................   $    407,759                                    $    329,868
                                      ============                                    ============

 Net interest margin(3) ...........                                           3.98%                                         3.79%
                                                                      ============                                  ============

 Ratio of interest-earning assets
  to total interest-bearing
  liabilities .....................           1.17x                                           1.15x
                                      ============                                    ============

                                           FOR THE YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                                         2000
                                      -------------------------------------------
                                        AVERAGE                        AVERAGE
                                      OUTSTANDING       INTEREST        YIELD/
                                        BALANCE       EARNED/PAID       RATE
                                      ------------    ------------   ------------
                                                (Dollars in thousands)
INTEREST-EARNING ASSETS:
 Federal funds sold and
  short-term investments ..........   $      5,444    $        325           5.97%
 Investment securities
  (1) .............................        140,926           7,589           5.39
 Securities available
  for sale ........................        351,439          21,577           6.14
 Net loans(2) .....................      1,933,075         150,029           7.76
                                      ------------    ------------
    Total interest-earning
     assets .......................      2,430,884         179,520           7.39
                                                      ------------   ------------
 Non-interest earning
  assets ..........................        182,705
                                      ------------
    Total assets ..................   $  2,613,589
                                      ============

INTEREST-BEARING
LIABILITIES:
 Savings deposits .................   $    633,128          16,143           2.55
 Money market accounts ............         83,738           1,975           2.36
 Interest-bearing
  checking ........................        195,258           2,932           1.50
 Time accounts ....................      1,018,213          56,259           5.53
 Borrowings .......................        210,144          12,381           5.89
                                      ------------    ------------
    Total interest-bearing
     liabilities ..................      2,140,481          89,690           4.19
                                                      ------------    -----------
 Non-interest bearing
  liabilities .....................        223,339
                                      ------------
    Total liabilities .............      2,363,820
 Equity ...........................        249,769
                                      ------------
    Total liabilities
      and equity ..................   $  2,613,589
                                      ============
 Net interest income ..............                   $     89,830
                                                      ============
 Net interest rate
  spread ..........................                                          3.20%
                                                                     ============

 Net interest earning
  assets ..........................   $    290,403
                                      ============

 Net interest margin(3) ...........                                          3.70%
                                                                     ============

 Ratio of interest-earning assets
  to total interest-bearing
  liabilities .....................           1.14x
                                      ============

----------
(1) Average outstanding balance amounts shown are amortized cost.
(2) Average outstanding balances shown net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3) Net interest income divided by average interest-earning assets.

         Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                        YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                                      2002 VS. 2001                                  2001 VS. 2000
                                      --------------------------------------------    --------------------------------------------
                                           INCREASE/(DECREASE)                             INCREASE/(DECREASE)
                                                 DUE TO                  TOTAL                   DUE TO                   TOTAL
                                      ----------------------------     INCREASE/      ----------------------------      INCREASE/
                                         VOLUME           RATE        (DECREASE)         VOLUME          RATE          (DECREASE)
                                      ------------    ------------    ------------    ------------    ------------    ------------
                                                                             (In thousands)
INTEREST-EARNING ASSETS:
 Federal funds sold and short-term
  investments .....................   $      1,249    $       (798)   $        451    $        982    $       (193)   $        789
 Investment securities ............            112            (575)           (463)         (1,465)           (340)         (1,805)
 Securities available for sale ....         14,222          (3,023)         11,199           5,023          (1,262)          3,761
 Loans ............................           (892)        (13,898)        (14,790)          2,195          (3,480)         (1,285)
                                      ------------    ------------    ------------    ------------    ------------    ------------
    Total interest-earning assets..         14,691         (18,294)         (3,603)          6,735          (5,275)          1,460
                                      ------------    ------------    ------------    ------------    ------------    ------------

INTEREST-BEARING LIABILITIES:
 Savings deposits .................          2,755          (4,262)         (1,507)          1,392          (1,569)           (177)
 Money market accounts ............            385            (309)             76            (249)           (114)           (363)
 Interest-bearing checking ........            709            (591)            118             267            (107)            160
 Time accounts ....................            422         (19,561)        (19,139)          2,298          (3,937)         (1,639)
 Borrowings .......................          1,343          (2,173)           (830)         (1,841)         (1,306)         (3,147)
                                      ------------    ------------    ------------    ------------    ------------    ------------
    Total interest-bearing
     liabilities ..................          5,614         (26,896)        (21,282)          1,867          (7,033)         (5,166)
                                      ------------    ------------    ------------    ------------    ------------    ------------

 Net interest income ..............   $      9,077    $      8,602    $     17,679    $      4,868    $      1,758    $      6,626
                                      ============    ============    ============    ============    ============    ============

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

         Total assets at December 31, 2002 increased $1.05 billion or 36.57% to $3.92 billion compared to $2.87 billion at December 31, 2001. At year-end 2002, $526.0 million of funds received from depositors for stock purchase orders, in connection with the conversion of The Provident Bank from a mutual to a stock savings bank, were held in a separate escrow account. In December 2002, we completed a $100.0 million leverage transaction.

         Total loans increased by $36.3 million or 1.8% to $2.05 billion at December 31, 2002 from $2.02 billion at December 31, 2001. Residential mortgage loans decreased $96.0 million or 12.07% for the year ended December 31, 2002 to $699.5 million compared to $795.4 million at December 31, 2001. Low interest rates have contributed to the decline in residential mortgage loan balances as borrowers continue to refinance residential mortgage loans. Consumer loans, which consist primarily of home equity and marine loans, decreased $46.4 million or 14.4% to $275.8 million at December 31, 2002 compared to $322.2 million at December 31, 2001. Commercial real estate, multi-family and construction loans increased $28.8 million or 4.90% to $617.3 million at December 31, 2002 from $588.5 million at December 31, 2001, in spite of significant prepayment activity in the commercial real estate and multi-family portfolios. Competitive pricing based on long-standing relationships contributed to our ability to retain existing customers and attract new customers. Mortgage warehouse loans increased $108.5 million or 64.6% to $276.4 million at December 31, 2002 compared to $167.9 million at December 31, 2001 due to the increased volume of business experienced by our mortgage banking customers as a result of significant refinance activity. Most of the refinance activity resulted in the origination of long term fixed-rate mortgages. Commercial loans increased $41.9 million or 29.6% to $183.4 million at December 31, 2002 compared to $141.5 million at December 31, 2001.

         Investment securities increased $103.2 million or 91.3% to $216.1 million at December 31, 2002 compared to $113.0 million at December 31, 2001. Securities available for sale increased $747.4 million or 151.1% to $1.2 billion at December 31, 2002 from $494.7 million at December 31, 2001. These increases were due primarily to the investment of conversion related funds, the re-investment of prepayments on loans and mortgage-backed securities and deposit inflows. In December 2002, we purchased $100.0 million in mortgage-backed securities as part of a leverage strategy.

         Total deposits for the year ended December 31, 2002 increased $901.6 million or 38.5% to $3.24 billion from $2.34 billion at December 31, 2001. Excluding the funds in the conversion escrow account totaling $526.0 million, total deposits grew $375.6 million or 16.04%. Our focus on the acquisition and retention of core deposit accounts and customer relationship management resulted in growth in our savings and demand deposit accounts. Core deposits (excluding the conversion escrow account) grew $376.7 million or 29.22% for the year ended December 31, 2002. Savings deposits increased $179.9 million or 24.22% to $922.4 million at December 31, 2002 compared to $742.5 million at December 31, 2001. Demand deposit accounts (excluding the conversion escrow account) increased $197.8 million or 36.06% to $743.4 million at December 31, 2002 compared to $546.6 million at December 31, 2001. Time deposits with balances greater than $100,000 grew $28.3 million or 21.3% to $160.9 million at December 31, 2002 compared to $132.6 million at December 31, 2001. Other time deposits decreased $29.3 million or 3.18% to $890.6 million at December 31, 2002 compared to $919.9 million at December 31, 2001. Our strong deposit growth during 2002 can be attributed to our focus on acquiring core deposits, the low interest rate environment, stock market volatility and deposit inflows related to the stock conversion.

         Total borrowings increased $127.3 million or 65.03% to $323.1 million for the year ended December 31, 2002 compared to $195.8 million at December 31, 2001. Within this category, balances in commercial sweep accounts increased $4.9 million or 9.52% to $56.0 million at December 31, 2002 compared to $51.1 million at December 31, 2001. Borrowings from the Federal Home Loan Bank of New York increased $122.5 million or 84.64% to $267.1 million at December 31, 2002 compared to $144.7 million at December 31, 2001. During the year we continued to use FHLB advances to fund commercial real estate loans. In December we implemented a leverage strategy that consisted of several FHLB advances totaling $100.0 million with maturities ranging from one to five years and purchased mortgage-backed securities with an average weighted life of 4.58 years. The average weighted rate on the advances was 2.58% and the average yield on the assets was 4.84% resulting in a spread of 2.26%.

         Total equity increased $33.9 million or 11.6% to $326.0 million at December 31, 2002 from $292.1 million at December 31, 2001. This increase is attributable to net income of $26.6 million and an increase of $7.3 million in net unrealized gains on available for sale securities, as a result of declining interest rates.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

         Net income for the year ended December 31, 2002 was $26.6 million, an increase of $2.5 million or 10.4% compared to net income of $24.1 million for the year ended December 31, 2001. Return on average assets for the year ended December 31, 2002 was 0.86% compared to 0.88% for the year ended December 31, 2001. Return on average equity was 8.71% for the year ended December 31, 2002 compared to 8.70% for the year ended December 31, 2001.

         Net interest income increased $17.7 million or 18.3% to $114.1 million at December 31, 2002 from $96.5 million at December 31, 2001. Our average interest rate spread improved 32 basis points to 3.61% at December 31, 2002 from 3.29% at December 31, 2001. Net interest margin improved 19 basis points to 3.98% at December 31, 2002 from 3.79% at December 31, 2001. The improvement in net interest margin was due primarily to a 25.2% reduction in interest expense.

         Interest income decreased $3.6 million or 2.0% to $177.4 million at December 31, 2002 compared to $181.0 million at December 31, 2001. Average interest earning assets increased $321.9 million or 12.65% to $2.87 billion in 2002 compared to $2.54 billion in 2001. Average outstanding loan balances decreased $11.8 million or 0.60% to $1.95 billion at December 31, 2002 from $1.96 billion at December 31, 2001. The average balance of investment securities increased $2.2 million or 1.97% to $114.9 million in 2002 compared to $112.7 million in 2001. The average balance of securities available for sale increased $270.5 million or 61.87% to $707.6 million at December 31, 2002 compared to $437.1 million at December 31, 2001. Average federal funds sold and short term investment balances increased $61.0 million or 187.4% to $93.6 million in 2002 from $32.6 million in 2001. The yield on interest earning assets decreased 92 basis points to 6.19% in 2002 from 7.11% in 2001. Interest expense decreased $21.3 million or 25.2% to $63.2 million at December 31, 2002 from $84.5 million at December 31, 2001. The reduction in interest expense is attributable to the continued decline in short- term interest rates. The balance of interest bearing liabilities increased $243.0 million or 11.02% to $2.46 billion at December 31, 2002 compared to $2.21 billion at December 31, 2001. The balance of average non-interest bearing liabilities increased $61.6 million or 24.6% to $311.5 million in 2002 compared to $249.9 million in 2001. Rates paid on interest bearing liabilities decreased 124 basis points to 2.58% in 2002 from 3.82% in 2001. Average outstanding borrowings increased $28.3 million or 16.02% to $205.0 million for the year ended December 31, 2002 compared to $176.7 million for the year ended December 31, 2001. The average rate paid on borrowings decreased to 4.10% for the year ended December 31, 2002 from 5.23% for the year ended December 31, 2001.

         Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect the borrower's ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. Our emphasis on continued diversification of our loan portfolio through the origination of construction loans, commercial mortgage loans, mortgage warehouse loans and commercial loans has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may determine to make additional or increased provisions for loan losses, which could adversely affect our earnings. During 2002, we charged off $12.5 million related to a $20.6 million warehouse loan, resulting from an alleged fraud involving one of our mortgage warehouse borrowers. In addition, we sold loans totaling $1.4 million to investors and have placed the remaining loans in our portfolio, established contact with the borrowers and subsequently moved these loans into performing status as payment histories were established.

         The provision for loan losses was $12.8 million in 2002 compared to $1.9 million in 2001. This increase in our provision for loan losses was primarily attributable to an $11.8 million charge off in the third quarter related to a mortgage warehouse loan. The allowance for loan losses at December 31, 2002 was $21.0 million or 1.02% of total loans compared to $21.9 million or 1.09% of total loans at December 31, 2001. At December 31, 2002 the allowance for loan losses as a percentage of non-performing loans was 246.55% compared to 271.02% at December 31, 2001.

         Net charge offs for 2002 were $13.7 million compared to $189,000 for 2001. Total charge offs for the year ended December 31, 2002 were $14.7 million compared to $962,000 for the year ended December 31, 2001. Recoveries for the year ended December 31, 2002 were $1.0 million compared to $773,000 for the year ended December 31, 2001.

         At December 31, 2002, non-performing loans as a percentage of total loans was 0.41% compared to 0.40% at December 31, 2001. Non-performing assets as a percentage of total assets declined 6 basis points to 0.22% at December 31, 2002 compared to 0.28% at December 31, 2002. At December 31, 2002, non-performing loans were $8.5 million compared to $8.1 at December 31, 2001.

         Non-Interest Income. Total non-interest income increased $2.8 million or 13.4% to $24.1 million at December 31, 2002 compared to $21.2 million at December 31, 2001. Fee income from deposit accounts increased $912,000 or 6.41% to $15.1 million at December 31, 2002 from $14.2 million at December 31, 2001. This increase is attributable to our ongoing strategy to attract and retain core deposit accounts. Other income increased $832,000 or 26.49% to $4.0 million in 2002 compared to $3.1 million in 2001. Other income consists of net gain on the sale of loans, net gain on sales of other assets and other non-recurring income. The net gain on the sale of fixed-rate mortgages increased $513,000 or 28.84% to $2.2 million in 2002 from $1.7 million in 2001 and the net gain on other assets increased $449,000 or 105.4% to $1.7 million in 2002 from $1.4 million in 2001.

         Non-Interest Expense. For the year ended December 31, 2002, non-interest expenses increased $8.5 million or 10.49% to $89.1 million at December 31, 2002 compared to $80.6 million at December 31, 2001. Salary and benefit expense increased $6.5 million or 15.97% in 2002 to $46.9 million from $40.4 million in 2001. This increase is attributable to the addition of experienced senior lending officers and staff at the end of 2001 and during

2002 as part of our business strategy to build and expand commercial relationships. We have also added experienced market development professionals to implement our Customer Relationship Management strategy. Other operating expenses increased $2.6 million or 19.84% to $15.8 million in 2002 from $13.2 million in 2001.

         As of December 31, 2001, the Bank had unamortized goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of Statement No. 142 and $0.5 million resulting from the acquisition of a mortgage banking company in 2001. During 2002, the Bank determined that the carrying amount of the $519,000 of goodwill related to the acquisition of the mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle in accordance with the transitional provisions of SFAS No. 142.

         If SFAS No. 142 had been adopted on January 1, 2000, net income would have increased as a result of ceasing the amortization of goodwill by $1,171,000 in each of the years ended December 31, 2001 and 2000.

         Income Tax Expense. Income tax expense decreased $1.9 million or 16.71% to $9.2 million on net income before taxes of $36.3 million resulting in an effective tax rate of 25.4% in 2002 compared to income tax expense of $11.1 million on net income before taxes of $35.2 million in 2001 resulting in an effective tax rate of 31.5%. The decline in the effective tax rate for the year ended December 31, 2002 is attributable to lower taxable income as a result of the charge off of $11.8 million in the third quarter related to a mortgage warehouse borrower that ceased doing business under allegations of fraud and an adjustment to deferred tax assets for state taxes to reflect the current New Jersey corporate business tax rate of 9% from the previous tax rate of 3% which gave rise to the reduction in the effective tax rate.

         Change in Accounting Principle. In accordance with FASB Statement No. 142, we performed a goodwill impairment test on the goodwill associated with the purchase of Provident Mortgage Company. It was determined that the goodwill was impaired and we recorded a charge of $519,000 as a cumulative effect of a change in accounting principle.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

         General. Net income for the year ended December 31, 2001 was $24.1 million, an increase of $3.2 million from December 31, 2000. Return on average assets for the year ended December 31, 2001 was 0.88% compared to 0.80% for the year ended December 31, 2000. Return on average equity for the year ended December 31, 2001 was 8.70% compared to 8.37% for the year ended December 31, 2000.

         Net Interest Income. Net interest income increased $6.7 million or 7.4% to $96.5 million at December 31, 2001 from $89.8 million at December 31, 2000. Our average interest rate spread improved 9 basis points to 3.29% for the year ended December 31, 2001 from 3.20% at December 31, 2000. Net interest margin improved 9 basis points to 3.79% at December 31, 2001 from 3.70% at December 31, 2000. The improvement in net interest margin was attributable primarily to a significant decline in interest expense as well as a slight increase in interest income.

         Interest income increased $1.5 million or 0.81% to $181.0 million at December 31, 2001 from $179.5 million at December 31, 2000. Average interest earning assets increased $113.1 million or 4.7% to $2.54 billion in 2001 compared to $2.43 billion in 2000. Average outstanding loan balances increased $28.5 million or 1.5% to $1.96 billion in 2001 from $1.93 billion in 2000. The average balance of securities increased $57.4 million or 11.7% to $549.8 million in 2001 compared to $492.4 million in 2000. Average federal funds sold and short-term investment balances increased $27.2 million to $32.6 million from $5.4 million in 2000. The yield on interest earning assets decreased 28 basis points to 7.11% in 2001 from 7.39% in 2000. Interest expense decreased $5.2 million or 5.8% to $84.5 million in 2001 compared to $89.7 million in 2000, reflecting the rapid decline in interest rates during the year. The balance of average interest-bearing liabilities increased to $2.21 billion for the year ended December 31, 2001 from $2.14 billion for the year ended December 31, 2000 and the balance of average non-interest bearing liabilities increased to $249.9 million from $223.3 million during the comparative period. Rates paid on interest bearing liabilities decreased 37 basis points to 3.82% in 2001 from 4.19% in 2000. Average outstanding borrowings decreased $33.5 million or 15.9% to $176.7 million for the year ended December 31, 2001 compared to $210.1 million for the year ended December 31, 2000. The average rate paid on borrowings decreased to 5.23% for the year ended December 31, 2001 from 5.89% for the year ended December 31, 2000.

         Provision For Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect the borrower's ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. Our emphasis on continued diversification of our loan portfolio through the origination of construction loans, commercial mortgage loans, mortgage warehouse loans and commercial loans has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may determine to make additional or increased provisions for loan losses, which could adversely affect our earnings.

         Based on management's assessment of the above factors, the provision for loan losses was $1.9 million in 2001 compared to $2.1 million in 2000. The allowance for loan losses was $21.9 million or 1.09% of total loans at December 31, 2001 compared to $20.2 million or 1.02% of total loans at December 31, 2000. Although there was a slight change in the concentration of the loan portfolio, as residential mortgages declined during 2001 and commercial mortgages, construction, mortgage warehouse and commercial loans increased, it did not have a significant impact on the provision for loan losses as these factors were offset by the increase in asset quality and reduced level of net charge offs.

         At December 31, 2001, non-performing loans amounted to $8.1 million as compared to $9.5 million at December 31, 2000. There were no significant changes in the method or assumptions used in determining the provision for loan losses for the year ended December 31, 2001.

         Non-Interest Income. Non-interest income consists of fees on retail accounts, investment services, loan servicing fees and increases in the cash surrender value of bank owned life insurance. Non-interest income increased $2.9 million or 16.2% to $21.2 million at December 31, 2001 from $18.3 million at December 31, 2000. This increase was attributable to an increase of $904,000 in fees on deposit accounts pursuant to our strategy to increase core deposit growth, and an increase of $722,000 in the cash surrender value of bank owned life insurance. Gains on sales of loans, which are a component of non-interest income, increased by $1.4 million to $1.7 million as a result of $80.7 million in residential loan sales.

         Non-Interest Expense. Non-interest expense increased $4.7 million or 6.3% to $80.6 million at December 31, 2001 from $75.9 million at the end of December 31, 2000. This increase was the result of an increase of $5.8 million or 16.8% in salaries and benefits as a result of a significant number of lending and marketing professionals that were hired in 2001 as part of our strategy to increase business lending and deposit relationships and customer relationship management, an increase of $730,000 or 25.3% in marketing and advertising expense and an increase of $453,000 or 3.9% in net occupancy expense offset in part by a $3.7 million reduction in other operating expense at December 31, 2001. In 2000, we recorded a charge of $3.7 million related to the settlement of outstanding litigation.

         Income Tax Expense. Income tax expense increased $1.8 million or 19.4% to $11.1 million on net income before taxes of $35.2 million in 2001, resulting in an effective tax rate of 31.5% compared to income tax expense of $9.3 million on net income before taxes of $30.2 million in 2000, resulting in an effective tax rate of 30.8%.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to our ability to generate adequate amounts of cash to meet our financial obligations to our depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the Federal Home Loan Bank of New York and approved broker dealers. We have a $50.0 million overnight line of credit and a $50.0 million one month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of December 31, 2002, we had no outstanding borrowings against ether line of credit.

         Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgaged-backed securities and deposit flows. As of December 31, 2002, loan prepayments, excluding mortgage warehouse activity, totaled $787.1 million compared to $572.9 million for the year ended December 31, 2001 due to the high rate of loan prepayments resulting from significant refinance activity.

         One- to four-family residential loans, commercial real estate loans, multi-family loans and commercial and small business loans are our primary investments. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate our lending activities and ensure adequate liquidity. Loan originations, excluding mortgage warehouse loans, totaled $724.4 million for the year ended December 31, 2002 compared to $593.3 million for the year ended December 31, 2001. Purchases for the investment portfolio totaled $1.0 billion for the year ended December 31, 2002 compared to $323.2 million for the year ended December 31, 2001.

         At December 31, 2002, The Provident Bank had outstanding loan commitments to borrowers of $368.2 million. Undisbursed mortgage warehouse loans were $79.5 million at December 31, 2002. Undisbursed home equity lines and personal credit lines were $51.7 million at December 31, 2002. Total deposits increased $901.6 million or 38.5% to $3.24 billion at December 31, 2002 from $2.34 billion at December 31, 2001. Excluding funds that were held in a conversion escrow account in the amount of $526.0 million, total deposits increased $375.6 million or 16.04% in 2002. Deposit inflows are affected by changes in interest rates, competitive pricing and product offerings in our marketplace, local economic conditions and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $870.3 million at December 31, 2002. Based on our current pricing strategy and customer retention experience we expect to retain a significant share of these accounts. We manage our liquidity on a daily basis and we expect to have sufficient funds to meet all of our funding requirements.

         As of December 31, 2002, The Provident Bank exceeded all regulatory capital requirements. At December 31, 2002, our leverage (Tier 1) capital ratio was 8.98%. FDIC regulations currently require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.0%. At December 31, 2002, our total risk based capital ratio was 13.32%. Under current regulations the minimum required ratio of total capital to risk-weighted assets is 8.0%. A bank is considered to be well-capitalized if it has a leverage (Tier
1) capital ratio of at least 5.0% and a risk-based capital ratio of at least 10.0%. As of December 31, 2002, The Provident Bank exceeded the well-capitalized capital requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. This pronouncement will have no effect on our financial statements unless we enter into a business combination transaction.

         On July 20, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of long-lived Assets." The Provident Bank adopted Statement No. 142 effective January 1, 2002. As of December 31, 2001, The Provident Bank had goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of Statement No. 142 and $519,000 resulting from the acquisition of a mortgage banking company in 2001. At June 30, 2002, The Provident Bank determined that the carrying amount of $519,000 of goodwill related to the acquisition of the mortgage company was impaired and recognized the impairment charge as a cumulative effect of a change in accounting principle in accordance with Statement No. 142. In addition, at December 31, 2001, The Provident Bank had $3.3 million in intangible assets with definite useful lives that continued to be amortized upon the adoption of SFAS No. 142.

         On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of the Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of this standard did not have a significant impact on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changing conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9." This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. This Statement will not have any impact on the consolidated financial statements.

         In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. As the Bank did not have any stock-based employee compensation plans as of December 31, 2002, the initial adoption of this statement did not have any impact on the consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Qualitative Analysis. Interest rate risk is the exposure of a bank's current and future earnings and capital arising from adverse movements in interest rates. Our most significant risk exposure is interest rate risk. The guidelines of our interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk we generally sell all twenty and thirty year fixed-rate mortgage loans at origination. A majority of residential loans that are in our portfolio are adjustable rate mortgages. Commercial real estate loans generally have interest rates that reset in five years and other commercial loans such as construction loans, commercial lines of credit and mortgage warehouse loans reset with changes in the prime rate or the federal funds rate. Investment securities purchases generally have maturities of five years or less and mortgage-backed securities have weighted average lives between three and five years.

         The Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include our Chief Executive Officer and President and our Chief Operating Officer as well as senior officers from our finance, lending and customer management departments. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

         Our strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Our focus on core deposit accounts has led to a shift in our funding base to less interest rate sensitive liabilities. Certificate of deposit accounts as a percentage of total deposits have declined to 32.42% at December 31, 2002 from 44.95% at December 31, 2001. Certificate of deposit accounts are generally short term. As of December 31, 2002, 82.77% of all time deposits had maturities of one year or less compared to 83.8% at December 31, 2001. Our ability to retain maturing certificate of deposit accounts is the result of our strategy to remain competitively priced within our marketplace, typically within the upper quartile of rates offered by our competitors. Our pricing strategy may vary depending upon our funding needs and our ability to fund operations through alternative sources, primarily by accessing our short-term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

         Quantitative Analysis. We measure our sensitivity to changes in interest rates through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. We measure changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, within our limits for acceptable change.

         The following sets forth the result of our net interest income model as of December 31, 2002.

         CHANGE IN                   NET INTEREST INCOME
       INTEREST RATES   ----------------------------------------------
      IN BASIS POINTS     AMOUNT($)        CHANGE($)        CHANGE(%)
        (RATE SHOCK)    -------------    -------------    ------------
      ---------------               (Dollars in thousands)

            -100        $     146,499    $       3,548            2.48%
          Static              142,951               --              --
            +100              137,677           (5,274)          (3.69)%
            +200              130,894          (12,057)          (8.43)%
            +300              123,684          (19,267)         (13.48)%

         The above table indicates that as of December 31, 2002, in the event of an immediate and sustained 200 basis point increase in interest rates, we would experience an 8.43%, or $12.1 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 2.48%, or $3.5 million increase in net interest income.

         Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of our economic value of equity model results as of December 31, 2002.

                                                         PRESENT VALUE OF EQUITY AS
                                                         PERCENT OF PRESENT VALUE OF
                         PRESENT VALUE OF EQUITY                  ASSETS
                  ------------------------------------   ---------------------------
    CHANGE IN       DOLLAR       DOLLAR       PERCENT    PRESENT VALUE     PERCENT
 INTEREST RATES     AMOUNT       CHANGE       CHANGE         RATIO         CHANGE
 --------------   ----------   ----------   ----------   -------------   -----------
 (Basis Points)          (Dollars in thousands)
      -100        $  542,933   $    2,843         0.53%          13.16%         0.13%
    Static           540,090           --           --           13.14%           --
      +100           515,582      (24,508)       (4.54)%         12.66%        (3.66)%
      +200           471,122      (68,968)      (12.77)%         11.74%       (10.71)%
      +300           422,331     (117,759)      (21.80)%         10.68%       (18.72)%

         The above table indicates that as of December 31, 2002, in the event of an immediate and sustained 200 basis point increase in interest rates, we would experience a 12.77% or $69.0 million reduction in the present value of equity. If rates were to decrease 100 basis points, we would experience a 0.53% or $2.8 million increase in our present value of equity.

         Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       THE PROVIDENT BANK AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                       THE PROVIDENT BANK AND SUBSIDIARIES

                        Consolidated Financial Statements

                                    CONTENTS

                                                                                                              PAGE
                                                                                                              ----
Independent Auditors' Report                                                                                    61

Consolidated Statements of Condition as of December 31, 2002 and 2001                                           62

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000                          63

Consolidated Statements of Changes in Equity for the years ended December 31, 2002, 2001 and 2000               64

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                      65

Notes to Consolidated Financial Statements                                                                      66

All schedules are omitted as the required information either is not applicable or is included in the consolidated financial statements or related notes.

Separate financial statements for Provident Financial Services, Inc. have not been included because Provident Financial Services, Inc., which has engaged in only organizational activities to date, has no significant assets, contingent or other liabilities, revenues or expenses.

                              [KPMG LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Audit Committee of the
Board of Directors
The Provident Bank:

We have audited the accompanying consolidated statements of condition of The Provident Bank and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Provident Bank and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 of the Notes to the Consolidated Financial Statements, The Provident Bank adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ KPMG LLP

Short Hills, New Jersey
January 22, 2003

                       THE PROVIDENT BANK AND SUBSIDIARIES
                      Consolidated Statements of Condition
                           December 31, 2002 and 2001
                             (Dollars in Thousands)

                                                                                   2002                  2001
                                                                           -------------------   -------------------
                                 ASSETS
Cash and due from banks................................................    $           101,352   $            71,539
Federal funds sold.....................................................                 73,000                35,000
Short-term investments.................................................                 90,503                   864
                                                                           -------------------   -------------------
     Total cash and cash equivalents...................................                264,855               107,403
                                                                           -------------------   -------------------
Investment securities held to maturity (market value of $221,435 and
 $114,042 at December 31, 2002 and 2001, respectively).................                216,119               112,951
Securities available for sale, at fair value...........................              1,242,118               494,716
Federal Home Loan Bank stock...........................................                 13,356                12,555
Loans..................................................................              2,052,855             2,016,545
Less allowance for loan losses.........................................                 20,986                21,909
                                                                           -------------------   -------------------
     Net loans.........................................................              2,031,869             1,994,636
                                                                           -------------------   -------------------
Banking premises and equipment, net....................................                 44,005                42,213
Accrued interest receivable............................................                 15,842                15,331
Intangible assets......................................................                 25,405                27,781
Bank owned life insurance..............................................                 47,659                44,790
Other assets...........................................................                 17,980                17,341
                                                                           -------------------   -------------------
     Total assets......................................................    $         3,919,208   $         2,869,717
                                                                           ===================   ===================

                         LIABILITIES AND EQUITY
Deposits:
   Demand deposits.....................................................    $         1,269,421   $           546,639
   Savings deposits....................................................                922,404               742,547
   Certificates of deposit of $100,000 or more.........................                160,867               132,614
   Other time deposits.................................................                890,642               919,923
                                                                           -------------------   -------------------
     Total deposits....................................................              3,243,334             2,341,723
                                                                           -------------------   -------------------
Mortgage escrow deposits...............................................                  9,582                13,753
Borrowed funds.........................................................                323,081               195,767
Other liabilities......................................................                 17,202                26,344
                                                                           -------------------   -------------------
     Total liabilities.................................................              3,593,199             2,577,587
                                                                           -------------------   -------------------
Retained earnings......................................................                314,111               287,535
Accumulated other comprehensive income.................................                 11,898                 4,595
                                                                           -------------------   -------------------
     Total equity......................................................                326,009               292,130
                                                                           -------------------   -------------------
Commitments and contingencies..........................................                     --                    --
                                                                           -------------------   -------------------
     Total liabilities and equity......................................    $         3,919,208   $         2,869,717
                                                                           ===================   ===================

See accompanying notes to consolidated financial statements.

                       THE PROVIDENT BANK AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                                  YEARS ENDED DECEMBER 31
                                                                      ----------------------------------------------
                                                                           2002             2001            2000
                                                                      -------------    -------------   -------------
Interest income:
  Mortgage loans....................................................  $      93,893    $     105,659   $     111,536
  Commercial loans..................................................         18,894           18,771          13,522
  Consumer loans....................................................         21,167           24,314          24,971
  Investment securities.............................................          5,321            5,784           7,589
  Securities available for sale.....................................         36,536           25,337          21,577
  Other short-term investments......................................            281              174             109
  Federal funds.....................................................          1,284              940             216
                                                                      -------------    -------------   -------------
     Total interest income..........................................        177,376          180,979         179,520
                                                                      -------------    -------------   -------------

Interest expense:
  Deposits..........................................................         54,837           75,289          77,309
  Borrowed funds....................................................          8,404            9,234          12,381
                                                                      -------------    -------------   -------------
     Total interest expense.........................................         63,241           84,523          89,690
                                                                      -------------    -------------   -------------

     Net interest income............................................        114,135           96,456          89,830
Provision for loan losses...........................................         12,800            1,900           2,060
                                                                      -------------    -------------   -------------
     Net interest income after provision for loan losses............        101,335           94,556          87,770
                                                                      =============    =============   =============

Non-interest income:
  Fees..............................................................         15,146           14,234          13,011
  Net gain (loss) on securities transactions........................            889               94            (325)
  Commissions.......................................................          1,201            1,011           1,513
  Bank owned life insurance.........................................          2,869            2,756           2,034
  Other income......................................................          3,973            3,141           2,043
                                                                      -------------    -------------   -------------
     Total non-interest income......................................         24,078           21,236          18,276
                                                                      -------------    -------------   -------------

Non-interest expense:
  Salaries and employee benefits....................................         46,862           40,407          34,604
  Net occupancy expense.............................................         13,220           12,109          11,656
  Federal deposit insurance.........................................            417              413             431
  Data processing expense...........................................          6,080            6,496           5,784
  Advertising and promotion expense.................................          3,003            3,620           2,890
  Amortization of intangibles.......................................          3,677            4,376           3,570
  Other operating expenses..........................................         15,828           13,208          16,930
                                                                      -------------    -------------   -------------
     Total non-interest expenses....................................         89,087           80,629          75,865
                                                                      -------------    -------------   -------------

Income before income tax expense and the cumulative effect of a
 change in accounting principle.....................................  $      36,326    $      35,163   $      30,181
Income tax expense..................................................          9,231           11,083           9,283
                                                                      -------------    -------------   -------------
Income before the cumulative effect of a change in accounting
 principle..........................................................         27,095           24,080          20,898
Cumulative effect of a change in accounting principle, net of tax
 of $0..............................................................           (519)              --              --
                                                                      -------------    -------------   -------------
     Net income.....................................................  $      26,576    $      24,080   $      20,898
                                                                      =============    =============   =============

See accompanying notes to consolidated financial statements.

                       THE PROVIDENT BANK AND SUBSIDIARIES
                  Consolidated Statements of Changes in Equity
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                                                  RETAINED        COMPREHENSIVE
                                                                  EARNINGS        INCOME (LOSS)       TOTAL EQUITY
                                                              ----------------   ----------------   ----------------
Balance at December 31, 1999................................  $        242,557   $         (5,893)  $        236,664
                                                              ----------------   ----------------   ----------------

Comprehensive income:
  Net income................................................            20,898                 --             20,898
  Unrealized holding gains on securities arising during the
   period (net of tax of $3,252)............................                --              5,309                 --
  Less reclassification adjustment for losses included in
    net income (net of tax of $124).........................                --                201                 --
  Net unrealized holding losses on securities arising
   during the period (net of tax of $3,376).................                --              5,510              5,510
                                                              ----------------   ----------------   ----------------
     Total comprehensive income.............................                --                 --             26,408
                                                              ----------------   ----------------   ----------------
Balance at December 31, 2000................................           263,455               (383)           263,072
                                                              ----------------   ----------------   ----------------

Comprehensive Income:
  Net income................................................            24,080                 --             24,080
  Unrealized holding gains on securities arising during the
   period (net of tax of $3,087)............................                --              5,036                 --
  Less reclassification adjustment for losses included in
    net income (net of tax of $36)..........................                --                (58)                --
  Net unrealized holding losses on securities arising
   during the period (net of tax of $3,051).................                --              4,978              4,978
                                                              ----------------   ----------------   ----------------
     Total comprehensive income.............................                --                 --             29,058
                                                              ----------------   ----------------   ----------------
Balance at December 31, 2001................................           287,535              4,595            292,130
                                                              ----------------   ----------------   ----------------

Comprehensive income:
  Net income................................................            26,576                 --             26,576
  Unrealized holding gains on securities arising during the
   period (net of tax of $5,401)............................                --              7,828                 --
  Less reclassification adjustment for gains included in
    net income (net of tax of $362).........................                --                525                 --
  Net unrealized holding losses on securities arising
   during the period (net of tax of $5,039).................                --              7,303              7,303
                                                              ----------------   ----------------   ----------------
  Total comprehensive income................................                --                 --             33,879
                                                              ----------------   ----------------   ----------------
Balance at December 31, 2002................................  $        314,111   $         11,898   $        326,009
                                                              ================   ================   ================

See accompanying notes to consolidated financial statements.

                       THE PROVIDENT BANK AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                                  YEARS ENDED DECEMBER 31
                                                                      ----------------------------------------------
                                                                           2002             2001            2000
                                                                      -------------    -------------   -------------
Cash flows from operating activities:
  Net income........................................................  $      26,576    $      24,080   $      20,898
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of intangibles....................          9,225            9,579           8,566
    Provision for loan losses.......................................         12,800            1,900           2,060
    Deferred tax benefit............................................         (1,537)          (3,302)           (801)
    Increase in cash surrender value of bank owned life insurance...         (2,869)          (2,756)         (2,034)
    Net amortization of premiums and discount on securities.........           (378)            (368)           (368)
    Accretion of net deferred loan fees.............................           (713)          (1,538)         (1,405)
    Amortization of premiums on purchased loans.....................            905            1,386           1,255
    Proceeds from sales of other real estate owned, net.............            299              204             154
    Provision for losses on other real estate owned.................             --               --              47
    Net gain on investment securities transactions..................             (2)             (17)           (114)
    Net (gain) loss on sale of loans................................         (2,232)          (1,719)           (293)
    Proceeds from sale of loans.....................................         79,129           80,652          25,264
    Net (gain) loss on securities available for sale................           (887)             (77)            439
    Decrease (increase) in accrued interest receivable..............           (511)           3,816          (4,287)
    Increase in other assets........................................         (7,859)            (559)         (3,757)
    Increase (decrease) in mortgage escrow deposits.................         (4,170)           2,176            (955)
    Increase in other liabilities...................................         (9,142)           7,653           2,883
                                                                      -------------    -------------   -------------
       Net cash provided by operating activities....................         98,634          121,110          47,552
                                                                      -------------    -------------   -------------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of investment
   securities.......................................................         31,635           59,014          72,202
  Purchases of investment securities................................       (134,909)         (47,951)        (33,481)
  Proceeds from sales of securities available for sale..............          1,041              248          43,564
  Proceeds from maturities and paydowns of securities available for
   sale.............................................................        137,295          123,026          48,311
  Purchases of securities available for sale........................       (871,822)        (275,225)        (51,204)
  Purchase of Bank Owned Life Insurance.............................             --               --         (40,000)
  Net increase in loans.............................................       (127,421)        (121,416)       (106,029)
  Purchases of premises and equipment, net..........................         (5,926)          (7,956)         (2,800)
                                                                      -------------    -------------   -------------
       Net cash used in investing activities........................       (970,107)        (270,260)        (69,437)
                                                                      -------------    -------------   -------------

Cash flows from financing activities:
  Net increase in deposits..........................................        901,611          173,387          71,732
  Proceeds from FHLB Advances.......................................        166,150           77,240          68,441
  Payments on FHLB Advances.........................................        (43,700)         (64,816)        (81,471)
  Net increase (decrease) in Retail.................................             --               --              --
  Repurchase Agreements and FHLB lines of credit....................          4,864            3,440         (23,708)
                                                                      -------------    -------------   -------------
       Net cash provided by financing activities....................      1,028,925          189,251          34,994
                                                                      -------------    -------------   -------------
       Net increase in cash and cash equivalents....................        157,452           40,101          13,109
Cash and cash equivalents at beginning of period....................        107,403           67,302          54,193
                                                                      -------------    -------------   -------------
Cash and cash equivalents at end of period..........................  $     264,855    $     107,403   $      67,302
                                                                      =============    =============   =============
Cash paid during the period for:
 Interest on deposits and borrowings................................  $      63,242    $      84,988   $      89,149
                                                                      =============    =============   =============
  Income taxes......................................................  $      11,650    $      12,100   $      11,631
                                                                      =============    =============   =============
Non-cash investing activities - transfer of loans receivable to
 other real estate owned............................................  $         299    $          --   $         539
                                                                      =============    =============   =============

See accompanying notes to consolidated financial statements.

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Provident Bank and its wholly-owned subsidiaries (the Bank). All intercompany balances and transactions have been eliminated in consolidation.

         BUSINESS

         The Bank provides a full range of banking services to individual and corporate customers through branch offices in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements of the Bank have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates.

         A material estimate that is particularly susceptible to change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

         FEDERAL HOME LOAN BANK OF NEW YORK STOCK

         The Bank, as a member of the Federal Home Loan Bank of New York (FHLB), is required to hold shares of capital stock of the FHLB at cost based on a specified formula. The Bank carries this investment at cost which approximates market value.

         SECURITIES

         Securities include investment securities and securities available for sale. Securities that an entity has the positive intent and ability to hold to maturity are classified as "investment securities" and reported at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as "securities available for sale" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. Gains or losses on the sale of securities are based upon the specific identification method.

         LOANS

         Mortgages on real estate and other loans are stated at the face amount of the loans. Unearned income on discounted loans, principally lease financing loans, is generally included in income based on the rule of seventy-eights method, which approximates the level yield method. Accrued interest on loans that are contractually 90 days or more past due or when collection of interest appears doubtful is reversed and charged against interest income. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

         An impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect amounts due under the contractual terms of the loan agreement. The Bank has identified the population of impaired loans to be all commercial loans as well as residential mortgage loans greater

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         than $500,000 which meet the above definition. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

         LOAN ORIGINATION AND COMMITMENT FEES AND RELATED COSTS

         Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the contractual lives of the specifically identified loans adjusted for prepayments.

         ALLOWANCE FOR LOAN LOSSES

         Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance.

         Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Bank's market area.

         In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination.

         BANKING PREMISES AND EQUIPMENT

         Land is carried at cost. Banking premises, furniture, fixtures and equipment are carried at cost, less accumulated depreciation, computed using the straight-line method based on their estimated useful lives (generally 25 to 40 years for buildings and 3 to 5 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated amortization, are amortized over the terms of the leases or the estimated useful lives of the assets, whichever are shorter, using the straight-line method. Maintenance and repairs are charged to expense as incurred.

         OTHER REAL ESTATE OWNED

         Other real estate owned is property acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value, less estimated costs to sell. Fair market value is generally based on recent appraisals. When a property is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for loan losses. A reserve for real estate owned has been established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Real estate owned is carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

         INCOME TAXES

         The Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         TRUST DEPARTMENT

         Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Trust Department) are not included in the accompanying consolidated statements of condition because such properties are not assets of the Bank.

         INTANGIBLE ASSETS

         Intangible assets of the Bank consist of goodwill, core deposit premiums, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. The amortization of goodwill was on a straight-line basis over a period of 20 years and was included in other operating expenses prior to the adoption of Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. After adoption of Statement No. 142, the amortization of goodwill with an indefinite useful life has ceased, and the remaining balance is evaluated for impairment on an annual basis.

         Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on a straight-line basis over a period of ten years. Mortgage servicing rights are recorded when purchased or originated mortgage loans are sold, with servicing rights retained. The amortization of the mortgage servicing rights is on an accelerated basis, adjusted for prepayments. Mortgage servicing rights are carried at fair value. The amortization of the core deposit premiums and mortgage servicing rights is recorded in other operating expenses.

         EMPLOYEE BENEFIT PLANS

         The Bank maintains a pension plan which covers substantially all employees. The Bank's policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974.

         The Bank has a savings incentive plan covering substantially all employees of the Bank. Contributions are currently made by the Bank in an amount equal to 115% of employee contributions this amount was effective until December 27, 2002. Effective December 30, 2002 the match was reduced to 100%. The contribution percentage is determined quarterly by the Board of Managers.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Bank provides postretirement health care and life insurance plans to its employees. The medical and life insurance coverage is noncontributory to the participants. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits.

         COMPREHENSIVE INCOME

         Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of changes in equity.

         SEGMENT REPORTING

         The Bank's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Bank operates primarily in the geographical regions of Northern and Central New Jersey. Management makes operating decisions and assesses performance

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         based on an ongoing review of the Bank's consolidated financial results. Therefore, the Bank has a single operating segment for financial reporting purposes.

         RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets."

         The Bank adopted the provisions of Statement No. 141 upon issuance. The initial adoption of Statement 141 had no impact on the Bank's consolidated financial statements. The Bank adopted Statement No. 142 effective January 1, 2002. In accordance with Statement No. 142, the Bank tests its intangible assets with indefinite useful lives for impairment annually on June 30. In accordance with the transitional provisions of Statement No. 142, impairment is recognized as a cumulative effect of a change in accounting principle.

         On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of the statement. The statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Bank's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under change conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9." This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The provision of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

         SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. This Statement will not have any impact on the consolidated financial statements.

         In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. As the Bank did not have any stock-based employee compensation plans as of December 31, 2002, the initial adoption of this statement did not have any impact on the consolidated financial statements.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and commercial paper.

         BANK OWNED LIFE INSURANCE

         Bank owned life insurance ("BOLI") is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other non-interest income.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the presentation adopted in 2002.

(2)      EQUITY

         On April 26, 2002, the Board of Managers of the Bank approved a Plan of Conversion ("the Plan"), which provided for the conversion of the Bank from a New Jersey-chartered mutual savings bank to a New Jersey-Chartered stock savings bank, pursuant to the rules and regulations of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. As part of the conversion, the Plan provided for the formation of the Holding Company, which would own 100% of the common stock of the Bank following the conversion. The Bank received approval of the Plan from the New Jersey Commissioner of Banking and Insurance. The Federal Deposit Insurance Corporation, the New Jersey Commissioner of Banking and Insurance and the Federal Reserve Board have approved the establishment of the Holding Company. The Plan was approved at a Special Meeting of Depositors on January 7, 2003.

         On January 15, 2003 the Bank completed the Conversion, and the Bank became a wholly owned subsidiary of Provident Financial Services, Inc. (the "Company"). The Company sold 59.6 million shares (par value $0.01 per share) at $10.00 per share. The Company's common stock commenced trading on January 16, 2003 on the New York Stock Exchange under the symbol PFS. At December 31, 2002, The Company had no assets or liabilities and had no business operations. Currently, the Company's activities consist solely of managing the Bank and investing its portion of the net proceeds received in the subscription offering

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         In connection with the Bank's commitment to its community, the Plan provided for the establishment of a charitable foundation as part of the conversion. Provident donated to the foundation cash of $4.8 million and 1.92 million of authorized but unissued shares of common stock which amounted to $24 million in aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock in the first quarter of 2003.

         Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering. As of December 31, 2002, approximately $2,193,000 of conversion costs had been deferred.

         Upon completion of the Plan of Conversion, a "liquidation account" was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the Conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to "eligible account holders" and "supplemental eligible account holders", as defined in the Plan, who continue to maintain deposits in the Bank after the Conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank's common stock. This distribution would be based upon each eligible account holder's and supplemental eligible account holder's proportionate share of the then total remaining qualifying deposits. At the time of the conversion, the liquidation account, which is an off-balance sheet memorandum account, amounted to $302.6 million.

(3)      CASH AND DUE FROM BANKS

         Included in cash on hand and due from banks at December 31, 2002 and 2001 is $5,158,000 and $5,163,000, respectively, representing reserves required by banking regulations.

(4)      INVESTMENT SECURITIES HELD TO MATURITY

         Investment securities held to maturity at December 31, 2002, and 2001 are summarized as follows (in thousands):

                                                                                   2002
                                                      ---------------------------------------------------------------
                                                                           GROSS            GROSS
                                                        AMORTIZED        UNREALIZED       UNREALIZED       MARKET
                                                           COST            GAINS            LOSSES         VALUE
                                                      --------------   --------------  --------------  --------------
         U.S. Government Agency Collateralized
          mortgage obligations...................     $       85,833   $          952  $           --  $       86,785
         State and municipal.....................             94,267            4,356              41          98,582
         Corporate and other.....................             36,019               90              41          36,068
                                                      --------------   --------------  --------------  --------------
                                                      $      216,119   $        5,398  $           82  $      221,435
                                                      ==============   ==============  ==============  ==============

                                                                                   2001
                                                      ---------------------------------------------------------------
                                                                           GROSS            GROSS
                                                        AMORTIZED        UNREALIZED       UNREALIZED       MARKET
                                                           COST            GAINS            LOSSES         VALUE
                                                      --------------   --------------  --------------  --------------
         U.S. Government Agency Collateralized
          mortgage obligations...................     $       32,849   $          767  $            1  $       33,615
         State and municipal.....................             75,562              782             473          75,871
         Corporate and other.....................              4,540               59              43           4,556
                                                      --------------   --------------  --------------  --------------
                                                      $      112,951   $        1,608  $          517  $      114,042
                                                      ==============   ==============  ==============  ==============

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The Bank generally purchases securities for long-term investment purposes, and differences between carrying and market values may fluctuate during the investment period. In the opinion of management, the Bank expects to recover carrying values by retaining investment securities until their maturity or until such recovery has taken place.

         Investment securities having a carrying value of $6,001,000 and $6,175,000 at December 31, 2002, and 2001, respectively, are pledged to qualify for fiduciary powers to secure deposits as required by law.

         The amortized cost and market value of investment securities at December 31, 2002 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

                                                                    2002
                                                     -----------------------------------
                                                        AMORTIZED            MARKET
                                                           COST              VALUE
                                                     ----------------   ----------------
         Due in one year or less...................  $          7,360   $          7,503
         Due after one year through five years.....           119,534            121,625
         Due after five years through ten years....            67,168             69,431
         Due after ten years.......................            22,057             22,876
                                                     ----------------   ----------------
                                                     $        216,119   $        221,435
                                                     ================   ================

                  During 2002, the Bank realized gains and losses on paydowns of investment securities of $5,000 and $3,000, respectively. During 2001, the Bank realized gains and losses on paydowns of investment securities of $24,000 and $7,000, respectively. During 2000, the Bank realized gains and losses on paydowns of investment securities of $127,000 and $13,000, respectively.

(5)      SECURITIES AVAILABLE FOR SALE

         Securities available for sale at December 31, 2002, and 2001 are summarized as follows (in thousands):

                                                                          2002
                                                -------------------------------------------------------
                                                                  GROSS         GROSS
                                                  AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                                    COST          GAINS         LOSSES        VALUE
                                                ------------  ------------   ------------  ------------
U.S. Government & agency obligations.......     $    515,193  $      2,045   $          9  $    517,229
U.S. Government agency MBS.................          561,452        10,504            156       571,800
Corporate and other........................          145,358         7,731             --       153,089
                                                ------------  ------------   ------------  ------------
                                                $  1,222,003  $     20,280   $        165  $  1,242,118
                                                ============  ============   ============  ============

                                                                          2001
                                                -------------------------------------------------------
                                                                  GROSS         GROSS
                                                  AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                                    COST          GAINS         LOSSES        VALUE
                                                ------------  ------------   ------------  ------------
U.S. Government & agency obligations.......     $     76,111  $      1,931   $         --  $     78,042
U.S. Government agency MBS.................          309,206         3,315          1,555       310,966
Corporate and other........................          101,988         3,756             36       105,708
                                                ------------  ------------   ------------  ------------
                                                $    487,305  $      9,002   $      1,591  $    494,716
                                                ============  ============   ============  ============

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         Securities available for sale having a carrying value of $95,188,000 and $94,896,000 at December 31, 2002, and 2001, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

         The amortized cost and market value of securities available for sale at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

                                                                     2002
                                                    -------------------------------------
                                                      AMORTIZED COST       MARKET VALUE
                                                    -----------------   -----------------
         Due in one year or less..................  $         526,376   $         528,223
         Due after one year through five years....            596,771             612,742
         Due after five years through ten years...             58,733              60,279
         Due after ten years......................             40,123              40,874
                                                    -----------------   -----------------
                                                    $       1,222,003   $       1,242,118
                                                    =================   =================

         Proceeds from the sale of securities available for sale during 2002 were $1,041,000, resulting in gross gains and gross losses of $1,072,000 and $185,000, respectively. During 2001, proceeds from the sale of securities available for sale were $248,000, resulting in gross gains and gross losses of $97,000 and $20,000, respectively. During 2000, proceeds from the sale of securities available for sale were $43,564,000, resulting in gross gains and gross losses of $84,000 and $523,000, respectively.

6)       LOANS

         Loans receivable at December 31, 2002, and 2001 are summarized as follows (in thousands):

                                                          2002               2001
                                                    -----------------  -----------------
         Mortgage loans:

             Residential........................    $         699,469  $         795,442
             Commercial.........................              444,249            412,280
             Multifamily........................               77,006             95,456
             Commercial construction............               96,028             80,717
                                                    -----------------  -----------------
                 Total mortgage loans...........            1,316,752          1,383,895
                                                    -----------------  -----------------

         Mortgage warehouse loans...............              276,383            167,905
         Commercial loans.......................              183,410            141,491
         Consumer loans.........................              275,812            322,219
                                                    -----------------  -----------------
                                                              735,605            631,615
                                                    -----------------  -----------------

         Premium on purchased loans.............                2,123              2,566
         Less net deferred fees.................                1,625              1,531
                                                    -----------------  -----------------
                                                    $       2,052,855  $       2,016,545
                                                    =================  =================

         The premium on purchased loans is amortized using the effective interest method as payments are received. Required reductions due to loan prepayments are charged against operating expense. For the years ended December 31, 2002, 2001 and 2000, $905,000 $1,386,000, and
         $1,255,000, respectively, was charged to operating expense as a result of prepayments and normal amortization.

         Included in loans are loans for which the accrual of interest income has been discontinued due to a deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans is $8,512,000 and $8,084,000 at, December 31, 2002, and 2001,
         respectively.

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $651,000, $653,000, $662,000 for years 2002, 2001 and 2000, respectively. At December 31, 2001, there are no commitments to lend additional funds to borrowers whose loans are nonaccrual.

         At December 31, 2002 and 2001, the impaired loan portfolio is primarily collateral dependent and totals $1,366,000 and $1,402,000, respectively, for which general and specific allocations to the allowance for loan losses of $32,000 and $32,000, respectively, are identified. The average balance of impaired loans during the years ended December 31, 2002, 2001 and 2000 was $1,382,000, $1,417,000 and
         $1,449,000, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2002 and 2001 was insignificant for the respective periods.

         Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of loans serviced for others was approximately $334,342,000, $395,256,000 and $459,741,000, at December 31, 2002, 2001 and 2000, respectively.

         The Bank, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $368,211,000 and $341,754,000 at December 31, 2002 and 2001,
         respectively, and undisbursed home equity and personal credit lines of $51,721,000, and $31,411,000 December 31, 2002 and 2001, respectively), exist which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the borrower.

         The Bank grants residential real estate loans on single and multi-family dwellings to borrowers throughout New Jersey. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Bank's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control; the Bank is therefore subject to risk of loss. The Bank believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or guarantees are required for virtually all loans.

(7)      ALLOWANCE FOR LOAN LOSSES

         The activity in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

                                                                     YEARS ENDED DECEMBER 31
                                                            -----------------------------------------
                                                                2002           2001          2000
                                                            ------------   ------------  ------------
         Balance at beginning of period................     $     21,909   $     20,198  $     18,794
         Provision charged to operations...............           12,800          1,900         2,060
         Recoveries of loans previously charged off....            1,197            773         1,153
         Loans charged off.............................          (14,920)          (962)       (1,809)
                                                            ------------   ------------  ------------
         Balance at end of period......................     $     20,986   $     21,909  $     20,198
                                                            ============   ============  ============

         During 2002, the Bank has charged off $12.5 million related to a $20.6 million warehouse loan, resulting from an alleged fraud involving a mortgage warehouse borrower. An additional $1.4 million of these loans

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         were sold to investors and we have placed the remaining loans in our portfolio, established contact with the borrowers and subsequently have moved these loans into performing status as payment histories are established.

(8)      BANKING PREMISES AND EQUIPMENT

         A summary of banking premises and equipment at December 31, 2002, and 2001 is as follows (in thousands):

                                                                       2002              2001
                                                                 ---------------   ---------------
         Land...............................................     $         6,394   $         6,244
         Banking premises...................................              38,632            36,820
         Furniture, fixtures and equipment..................              23,911            21,808
         Leasehold improvements.............................               8,925             7,930
         Construction in progress...........................               3,300             2,411
                                                                 ---------------   ---------------
                                                                          81,162            75,213

         Less accumulated depreciation and amortization.....              37,157            33,000
                                                                 ---------------   ---------------
                                                                 $        44,005   $        42,213
                                                                 ===============   ===============

         Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $5,548,000, $5,203,000 and $4,996,000, respectively.

(9)      INTANGIBLE ASSETS

         Intangible assets at, December 31, 2002, and 2001, are summarized as follows (in thousands):

                                                           2002             2001
                                                     ---------------   ---------------
         Goodwill................................    $        19,908   $        20,483
         Core deposit premiums...................              2,702             3,260
         Mortgage servicing rights...............              2,795             4,038
                                                     ---------------   ---------------
                                                     $        25,405   $        27,781
                                                     ===============   ===============

         Amortization expense of intangible assets, for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31
                                               -----------------------------------------
                                                   2002           2001          2000
                                               ------------   ------------  ------------
         Goodwill amortization.............              55          1,340         1,410
         Core deposit premiums.............           1,046          1,030         1,036
         Mortgage servicing rights.........           2,576          2,006         1,124
                                               ------------   ------------  ------------
                                                      3,677          4,376         3,570
                                               ============   ============  ============

         As of December 31, 2001, the Bank had unamortized goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of Statement No. 142 and $0.5 million resulting from the acquisition of a mortgage banking company in 2001. During 2002, the Bank determined that the carrying amount of the $519,000 of goodwill related to the acquisition of the mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle in accordance with the transitional provisions of SFAS No. 142.

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         If SFAS No. 142 had been adopted on January 1, 2000, net income would have increased as a result of ceasing the amortization of goodwill by $1,171,000 in each of the years ended December 31, 2001 and 2000.

(10)     DEPOSITS

         Deposits at December 31, 2002 and 2001 are summarized as follows (in thousands):

                                                                WEIGHTED                        WEIGHTED
                                                                 AVERAGE                        AVERAGE
                                                   2002       INTEREST RATE       2001       INTEREST RATE
                                              -------------   -------------   -------------  -------------
         Savings deposits                     $     922,404            1.76%  $     742,547           2.52%
         Money market accounts                      101,489            1.83          79,482           2.22
         NOW accounts                               309,281            1.20         241,239           1.45
         Non-interest bearing deposits              858,651              --         225,918             --
         Certificate of deposits                  1,051,509            3.32       1,052,537           5.16
                                              -------------                   -------------
                                              $   3,243,334                   $   2,341,723
                                              =============                   =============

         Scheduled maturities of certificates of deposit accounts at, December 31, 2002 and 2001 are as follows (in thousands):

                                                          2002                2001
                                                   ------------------  ------------------
         Within one year.........................  $          870,285  $          881,656
         One to three years......................             131,523             149,306
         Three to five years.....................              47,294              19,359
         Five years and thereafter                              2,407               2,216
                                                   ------------------  ------------------
                                                   $        1,051,509  $        1,052,537
                                                   ==================  ==================

         Interest expense on deposits for the years ended December 31, 2002, 2001 and 2000 is summarized as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31
                                               ------------------------------------------
                                                   2002           2001           2000
                                               ------------   ------------   ------------
         Savings deposits....................  $     14,459   $     15,966   $     16,143
         NOW and money market accounts.......         4,897          4,703          4,907
         Certificates of deposits............        35,481         54,620         56,259
                                               ------------   ------------   ------------
                                               $     54,837   $     75,289   $     77,309
                                               ============   ============   ============

(11)     BORROWED FUNDS

         Borrowed funds at, December 31, 2002, and 2001 is summarized as follows (in thousands):

                                                                      2002               2001
                                                                ----------------   ----------------
         Securities sold under repurchase agreements.......     $         55,967   $         51,103
         FHLB line of credit...............................                   --                 --
         FHLB advances.....................................              267,114            144,664
                                                                ----------------   ----------------
                                                                $        323,081   $        195,767
                                                                ================   ================

         FHLB advances are at fixed rates and mature between March 11, 2003 and November 13, 2018. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         Scheduled maturities of FHLB advances at December 31, 2002 are as follows (in thousands):

                                                                     2002
                                                              -----------------
         Within one year...................................   $          71,419
         Within two years..................................              47,058
         Within three years................................              75,277
         Within four years.................................              37,837
         Within five years.................................              35,000
         Thereafter........................................                 523
                                                              -----------------
                                                              $         267,114
                                                              =================

         The following tables set forth certain information as to borrowed funds for the period ended December 31, 2002 and 2001 (in thousands):

                                                                                                 WEIGHTED
                                                                 MAXIMUM          AVERAGE         AVERAGE
                                                                 BALANCE          BALANCE      INTEREST RATE
                                                             --------------   --------------   -------------
         2002:
          Securities sold under repurchase agreements...     $       55,967   $       47,600            1.50%
          FHLB advances.................................     $      267,114   $      157,300            3.88%
                                                             ==============   ==============   =============

                                                                                                 WEIGHTED
                                                                 MAXIMUM          AVERAGE         AVERAGE
                                                                 BALANCE          BALANCE      INTEREST RATE
                                                             --------------   --------------   -------------
         2001:
          Securities sold under repurchase agreements...     $       51,103   $       42,144            3.07%
          FHLB Lines of credit..........................             26,900            1,788            5.50%
          FHLB advances.................................     $      144,664   $      132,756            5.90%
                                                             ==============   ==============   =============

         Securities sold under repurchase agreements are arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. These securities are held at and under the control of the Bank.

         The securities sold under repurchase agreements have maturity dates within 30 days.

         At December 31, 2002 and 2001, the Bank has an unused line of credit with the FHLB of $100,000,000.

(12)     RETIREMENT PLANS

         The Bank has a noncontributory defined benefit pension plan covering all of its employees who have attained age 21 with at least one year of service. The plan provides for 100% vesting after five years of service. The plan's assets are invested in group annuity contracts and investment funds managed by the Prudential Insurance Company and AllAmerica Financial.

         In addition to pension benefits, certain health care and life insurance benefits are made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits.

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The following table shows the change in benefit obligation, the change in plan assets and the funded status for the pension plan and postretirement health care plan at December 31, 2002 and 2001 (in thousands):

                                                                  PENSION                    POSTRETIREMENT
                                                        ---------------------------   ---------------------------
                                                            2002           2001           2002            2001
                                                        ------------   ------------   ------------   ------------
Change in benefit obligation:
    Benefit obligation at beginning of year........     $     25,690   $     19,035   $     17,934   $     14,361
    Plan Amendment.................................              625             --             --             --
    Service cost...................................            1,479          1,077          1,125            803
    Interest cost..................................            1,929          1,620          1,192          1,105
    Actuarial loss (gain)..........................            1,470          1,452           (652)          (325)
    Benefits paid..................................           (1,171)          (845)          (359)          (349)
    Change in actuarial assumptions................            1,126          3,351            722          2,339
                                                        ------------   ------------   ------------   ------------
       Benefit obligation at end of year...........     $     31,148   $     25,690   $     19,962   $     17,934
                                                        ------------   ------------   ------------   ------------

                                                                   PENSION                    POSTRETIREMENT
                                                        ---------------------------   ---------------------------
                                                            2002            2001           2002           2001
                                                        ------------   ------------   ------------   ------------
Change in plan assets:
    Fair value of plan assets at beginning of year.     $     16,714   $     17,707   $         --   $         --
    Actual return on plan assets...................           (1,707)        (1,116)            --             --
    Employer contributions.........................            6,674            968            358            349
    Benefits paid..................................           (1,171)          (845)          (358)          (349)
                                                        ------------   ------------   ------------   ------------
       Fair value of plan assets at end of year....     $     20,510   $     16,714   $         --   $         --
                                                        ------------   ------------   ------------   ------------

Funded status......................................     $    (10,638)  $     (8,976)  $    (19,962)  $    (17,934)
Unrecognized transition asset......................               --             --          5,024          5,443
Unrecognized prior service cost....................              533            (18)            --             --
Unrecognized net actuarial (gain) loss.............           11,881          6,631            879            810
                                                        ------------   ------------   ------------   ------------
       Accrued benefit cost........................     $      1,776   $     (2,363)  $    (14,059)  $    (11,681)
                                                        ============   ============   ============   ============

         Net periodic benefit cost for the years ending December 31, 2002, 2001 and 2000, included the following components (in thousands):

                                                        PENSION                           POSTRETIREMENT
                                          -----------------------------------  -----------------------------------
                                             2002         2001        2000        2002         2001        2000
                                          ----------   ----------  ----------  ----------   ----------  ----------
Service cost.........................     $    1,480   $    1,077  $      990  $    1,125   $      803  $      646
Interest cost........................          1,929        1,620       1,374       1,192        1,105       1,025
Expected return on plan assets.......          1,707        1,117      (1,449)         --           --          --
Amortization of:

  Net (loss) gain....................         (2,655)      (2,543)        (67)         --           --          --
  Unrecognized prior service cost....             74           27          30          --           --          --
  Unrecognized remaining assets......             --          (61)        (61)        419          410         419
                                          ----------   ----------  ----------  ----------   ----------  ----------
     Net periodic pension cost.......     $    2,535   $    1,237  $      817  $    2,736   $    2,318  $    2,090
                                          ==========   ==========  ==========  ==========   ==========  ==========

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The weighted average actuarial assumptions used in the plan determinations at December 31, 2002 and 2001 were as follows:

                                                                 2002        2001        2002        2001
                                                              ---------   ---------   ---------   ---------
Discount rate..............................................        6.75%       7.00%       6.75%       7.00%
Rate of compensation increase..............................        5.50        5.50        5.50        5.50
Expected return on plan assets.............................        8.00        8.00          --          --
Medical and life insurance benefits cost rate of increase..          --          --        8.50        9.00
                                                              =========   =========   =========   =========

         Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on postretirement benefits (in thousands):

                                                                        1% INCREASE         1% DECREASE
                                                                     ----------------    ----------------
         Effect on total service cost and interest cost..........    $            405    $           (345)
         Effect on postretirement benefits obligation............               2,875              (2,495)
                                                                     ================    ================

         The Bank has a savings incentive plan covering substantially all employees of the Bank. Contributions were made by the Bank in an amount equal to 115% of employee contributions, this amount was effective until December 27, 2002. Effective December 30, 2002 the match was reduced to 100%. The contribution percentage is determined quarterly by the Board of Managers. Bank contributions for the years of 2002, 2001, and 2000 were $1,264,964, $1,379,000, and $1,191,000, respectively.

         The Bank also maintains a nonqualified supplemental retirement plan for certain senior officers of the Bank. The plan, which is unfunded, provides benefits in excess of that permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $279,220, $122,000, and $27,000 for the years 2002, 2001 and 2000, respectively. At December 31, 2002, 2001 and 2000, $1,142,299, $901,000 and $581,000,
         respectively, is recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan.

(13)     INCOME TAXES

         The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                                 YEARS ENDED DECEMBER 31
                                                    -------------------------------------------------
                                                         2002              2001             2000
                                                    --------------   --------------    --------------
     Current:
         Federal................................    $       10,168   $       14,362    $       10,030
         State..................................               600               23                54
                                                    --------------   --------------    --------------
            Total current.......................            10,768           14,385            10,084
                                                    --------------   --------------    --------------

     Deferred:
         Federal................................               517           (3,302)             (801)
         State..................................            (1,023)              --                --
         Change in state deferred tax rate, net.            (1,031)              --                --
                                                    --------------   --------------    --------------
            Total deferred......................            (1,537)          (3,302)             (801)
                                                    --------------   --------------    --------------
                                                    $        9,231   $       11,083    $        9,283
                                                    ==============   ==============    ==============

         The Bank also recorded a deferred expense (benefit) of $5,401,000, $3,051,000 and $3,376,000 during the years 2002, 2001 and 2000, respectively, to reflect the tax effect of the unrealized (loss) gain on securities available for sale

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

                                                                             YEARS ENDED DECEMBER 31
                                                                     ------------------------------------
                                                                        2002         2001          2000
                                                                     ----------   ----------   ----------
         Tax expense at statutory rate of 35%....................    $   12,534   $   12,308   $   10,563

         Increase (decrease) in taxes resulting from:
            State tax, net of federal income tax benefit.........          (275)          15           35
            Tax-exempt income....................................        (1,180)      (1,005)        (873)
            Goodwill.............................................            --          410          410
            Bank-owned life insurance............................        (1,004)        (965)        (712)
            Other, net...........................................           187          320         (140)
                                                                     ----------   ----------   ----------
                                                                     $    9,231   $   11,083   $    9,283
                                                                     ==========   ==========   ==========

         The net deferred tax asset is included in other assets in the 2002, and 2001 consolidated statements of condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

                                                                     2002               2001
                                                              ----------------    ----------------
         Deferred tax assets:
             Deferred fee income..........................    $            407    $            307
             Allowance for loan losses....................               8,487               8,326
             Postretirement benefit.......................               5,799               4,467
             Deferred compensation........................                 343                 563
             Pension expense..............................                  --                 588
             Intangibles..................................               2,053               1,764
             Depreciation.................................               2,119               1,995
             SERP.........................................                 467                 349
             Deferred gain................................                 267                 311
             Other........................................                 833                 180
                                                              ----------------    ----------------
               Total gross deferred tax assets............              20,775              18,850
                                                              ----------------    ----------------

         Deferred tax liabilities:
             Tax reserves for loan losses.................    $            165    $            306
             Unrealized gain on securities................               8,217               2,816
             Investment securities, principally due to
              accretion of discounts......................                 476                 486
             Prepaid pension..............................                 626                  --
             Originated mortgage servicing rights.........                 486                 512
             Other........................................                 251                 312
                                                              ----------------    ----------------
               Total gross deferred tax liabilities.......              10,221               4,432
                                                              ----------------    ----------------
               Net deferred tax asset.....................    $         10,554    $         14,418
                                                              ================    ================

         Legislation was enacted in August 1996 which repealed for tax purposes the reserve method for bad debts. As a result, the Bank must instead use the direct charge-off method to compute its bad debt deduction. The legislation requires the Bank to recapture its post-1987 net additions to its tax bad debt reserves. The Bank has previously provided for this liability in the consolidated financial statements.

         Equity at December 31, 2002 includes approximately $33,700,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2002 the Bank has an unrecognized tax liability of $13,900,000 with respect to this reserve.

         Management has determined that it is more likely than not that it will realize the deferred tax assets based upon the nature and timing of the items listed above. There can be no assurances, however, that there will be no significant differences in the future between taxable income and pretax book income if circumstances change. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance as to such levels of taxable income generated.

(14)     LEASE COMMITMENTS

         On December 28, 2001, the Bank simultaneously sold its office building at 895 Bergen Avenue, Jersey City, New Jersey and agreed in separate lease contracts to lease back office space in this building. The Company recorded a deferred gain of $818,000 on the sale of this building. This gain is recognized as a reduction of rent expense over the remaining lives of these lease contracts which has a term of five years.

         The approximate future minimum rental commitments for all significant noncancellable operating leases at December 31, 2002 are summarized as follows (in thousands):

         Year ending December 31, 2002:
             2003                                           $             1,912
             2004                                                         1,928
             2005                                                         1,837
             2006                                                         1,858
             Thereafter                                                  22,303
                                                            $            29,838
                                                            ===================

         Rental expense was $2,269,000, $1,812,000 and $1,807,000 and for the
         years ended December 31, 2002, 2001 and 2000, respectively.

(15)     COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

         In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated financial statements. In the opinion of management, the consolidated financial position of the Bank will not be materially affected by the outcome of such commitments or contingent liabilities.

         During 2000, the Bank settled an outstanding litigation matter for $3,675,000 and recorded such amount in other operating expenses in the consolidated statements of income. In addition, during 2000, the Bank entered into a merger agreement with another bank. Subsequent to the merger agreement, the other bank rescinded the agreement and paid the Bank a $1,000,000 break-up fee, which is recorded in other income in the consolidated statements of income.

         The Bank previously entered into a long-term data processing contract. In exchange for certain data processing services, the Bank paid a fee of $5,848,530, $6,257,000 and $5,237,000 the years ended December 31,
         2002, 2001 and 2000, respectively.

         A substantial portion of the Bank's loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate market conditions.

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The Company has entered into employment agreements with three executives upon completion of the Conversion. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. In the event the executive's employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and
         (ii) the greater of the average bonus paid over the last three years or the cash bonus paid in the last year, as well as continuation of life, medical, dental and disability insurance coverage for three years. The agreements generally provide that following a change in control (as defined in the agreement), the executive will receive the severance payments and insurance benefits described above if he resigns during the one-year period following the change in control or if the executive is terminated during the remaining term of the employment agreement following the change in control. The executives would receive an aggregate of $5.3 million pursuant to the employment agreements upon a change of control of the Company based upon current levels of compensation.

         The FDIC recently conducted an examination relating to our compliance with various federal banking regulations, which examination was unrelated to safety and soundness. The FDIC noted weaknesses and failures relating to our compliance with the reporting requirements of the Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act imposes on financial institutions reporting obligations relating to home purchase and home improvement loans originated or purchased, or for which the financial institution receives applications. This loan data is used by regulatory agencies to help determine whether a financial institution is serving the housing needs of the communities it serves, to assist public officials in the distribution of public sector investments where it is needed, and to assist federal bank regulators in identifying possible discriminatory lending patterns.

         We have taken action and implemented procedures to redress the FDIC's concerns and findings, including the refiling with the FDIC of our Home Mortgage Disclosure Act data for 2000 and 2001. The FDIC has issued a final report of examination and we anticipate that the FDIC will require us to implement corrective actions and may also require a memorandum of understanding with The Provident Bank to ensure that corrective actions are taken and continue in the future and may impose civil money penalties in connection with our refiling of Home Mortgage Disclosure Act data. If we are required to enter into a memorandum of understanding with the FDIC and in the future fail to comply with any such agreement, we could be subject to further regulatory action, including restrictions on our ability to expand through bank and branch acquisitions and possible monetary penalties.

(16)     REGULATORY CAPITAL REQUIREMENTS

         FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2002 and 2001, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

         Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier
         1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

         The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

         Management believes that, as of December 31, 2002 and 2001, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

         The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2002, and 2001, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The Bank's actual capital amounts and ratios are also presented in the following table (in thousands).

                                                                                        TO BE WELL CAPITALIZED
                                                                                             UNDER PROMPT
                                                               FOR CAPITAL ADEQUACY        CORRECTIVE ACTION
                                           ACTUAL                   PURPOSES                  PROVISIONS
                                  -----------------------    -----------------------    -----------------------
                                     AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                  ------------    -------    ------------    -------    ------------    -------
As of December 31, 2002:
  Leverage (Tier 1)............   $    291,294       8.98%   $    129,755       4.00%   $    162,194       5.00%
  Risk-based capital:
    Tier 1.....................        291,294      12.42          93,799       4.00         140,698       6.00
    Total......................        312,459      13.32         187,598       8.00         234,497      10.00
                                  ============    =======    ============    =======    ============    =======

                                                                                        TO BE WELL CAPITALIZED
                                                                                             UNDER PROMPT
                                                               FOR CAPITAL ADEQUACY        CORRECTIVE ACTION
                                           ACTUAL                   PURPOSES                  PROVISIONS
                                  -----------------------    -----------------------    -----------------------
                                     AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                  ------------    -------    ------------    -------    ------------    -------
As of December 31, 2001:
  Leverage (Tier 1)............   $    263,389       9.41%   $    112,057       4.00%   $    140,071       5.00%
  Risk-based capital:
    Tier 1.....................        263,389      13.06          77,838       4.00         116,756       6.00
    Total......................        285,298      14.15         155,675       8.00         194,594      10.00
                                  ============    =======    ============    =======    ============    =======

(17)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments.

         CASH AND CASH EQUIVALENTS

         For cash and due from banks, federal funds sold and short term investments, the carrying amount approximates fair value.

         INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         The fair value of investment securities and securities available for sale is estimated based on bid quotations received from securities dealers, if available. If a quoted market price is not available, fair value is estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         LOANS

         Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and nonperforming categories.

         The fair value of performing loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.

         The fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

         DEPOSITS

         The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits and savings deposits, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with similar remaining maturities.

         BORROWED FUNDS

         The fair value of borrowed funds is estimated by discounting future cash flows using rates available for debt with similar terms and maturities.

         COMMITMENTS TO EXTEND CREDIT

         The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

         The estimated fair values of the Bank's financial instruments as of December 31, 2002 and 2001 are presented in the following table (in thousands). Since the fair value of off-balance-sheet commitments approximates book value, these disclosures are not included.

                                                          2002                          2001
                                              ----------------------------  ----------------------------
                                                 CARRYING                      CARRYING
                                                  VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                              -------------  -------------  -------------  -------------
        Financial assets:
            Cash and cash equivalents.....    $     264,855  $     264,855  $     107,403  $     107,403
            Securities available for sale.        1,242,118      1,242,118        494,716        494,716
            Investment securities.........          216,119        221,435        112,951        114,042
            FHLB stock....................           13,356         13,356         12,555         12,555
            Loans.........................        2,031,869      2,135,585      1,994,636      1,999,805
        Financial liabilities:
            Deposits......................        3,243,334      3,250,663      2,341,723      2,348,411
            Borrowed funds................          323,081        328,664        195,767        197,047
                                              =============  =============  =============  =============

         LIMITATIONS

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic

                       THE PROVIDENT BANK AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(18)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables are a summary of certain quarterly financial data for the years ended December 31, 2002 and 2001.

                                                                        2002 QUARTER ENDED
                                                -----------------------------------------------------------------
                                                   MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                --------------   --------------   --------------   --------------
                                                                          (In thousands)
Interest income...............................  $       43,693   $       44,579   $       45,028   $       44,076
Interest expense..............................          16,252           15,841           16,039           15,109
                                                --------------   --------------   --------------   --------------
       Net interest income....................          27,441           28,738           28,989           28,967
Provision for loan losses.....................             600              600           11,050              550
                                                 --------------   --------------   --------------   --------------
       Net  interest  income  after  provision
        for loan losses.......................          26,841           28,138           17,939           28,417
Non-interest income...........................           6,035            5,943            5,722            6,378
Non-interest expense..........................          21,532           23,094           20,993           23,468
                                                --------------   --------------   --------------   --------------
  Income before income tax expense (benefit)
   and the cumulative effect of a change in
   accounting principle.......................          11,344           10,987            2,668           11,327
Income tax expense (benefit)..................           3,382            3,404             (983)           3,428
                                                --------------   --------------   --------------   --------------
  Income before the cumulative effect of a
   change in accounting principle.............           7,962            7,583            3,651            7,899
  Cumulative effect of a change in accounting
   principle, net of tax of $0................            (519)              --               --               --
                                                --------------   --------------   --------------   --------------
       Net income.............................  $        7,443   $        7,583   $        3,651   $        7,899
                                                ==============   ==============   ==============   ==============

                                                                        2001 QUARTER ENDED
                                                -----------------------------------------------------------------
                                                   MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                --------------   --------------   --------------   --------------
                                                                          (In thousands)
Interest income............................     $       45,128   $       45,607   $       45,536   $       44,708
Interest expense...........................             22,831           22,486           20,996           18,210
                                                --------------   --------------   --------------   --------------
    Net interest income....................             22,297           23,073           24,540           26,506
Provision for loan losses..................                600              600              400              300
                                                --------------   --------------   --------------   --------------
    Net interest income after provision for
     loan losses...........................             21,697           22,473           24,140           26,206
Non-interest income........................              5,296            5,125            4,746            6,069
Non-interest expense.......................             18,584           19,532           20,172           22,341
                                                --------------   --------------   --------------   --------------

    Income before income tax expense.......              8,409            8,066            8,754            9,934
Income tax expense.........................              2,651            2,476            2,850            3,106
                                                --------------   --------------   --------------   --------------
    Net income.............................     $        5,758   $        5,590   $        5,904   $        6,828
                                                ==============   ==============   ==============   ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors of Provident Financial Services, Inc. is divided into three classes and is elected by stockholders of Provident Financial Services, Inc. for staggered three-year terms, or until their successors are elected and qualified. No director shall serve beyond the annual meeting of stockholders following his attaining the age of seventy-two, regardless of whether or not his term has expired. The following table sets forth certain information regarding the composition of the Board of Directors of Provident Financial Services, Inc. as of December 31, 2002, including when each began serving as a director of The Provident Bank and their terms of office:

                                                                     BANK
                                                                   DIRECTOR
     DIRECTORS          AGE                POSITION                 SINCE      TERM EXPIRES
-------------------   -------   -------------------------------   ----------   ------------
Paul M. Pantozzi        58        Chairman of the Board, Chief       1989         2004
                                Executive Officer and President
J. Martin Comey         68                  Director                 1975         2003
Geoffrey M. Connor      56                  Director                 1996         2003
Frank L. Fekete         51                  Director                 1995         2004
Carlos Hernandez        53                  Director                 1996         2005
William T. Jackson      64                  Director                 1974         2005
David Leff              69                  Director                 1992         2004
Arthur R. McConnell     64                  Director                 1990         2005
Edward O'Donnell        52                  Director                 2002         2003
Daniel T. Scott         58                  Director                 1987         2004
Thomas E. Sheenan       67                  Director                 1990         2003

         The Business Background of Our Directors. The business experience for the past five years of each of our directors is as follows:

         Paul M. Pantozzi. Mr. Pantozzi has been the Chief Executive Officer and President of The Provident Bank since 1993 and Chairman since 1998.

         J. Martin Comey. Mr. Comey is retired. He previously served as Vice President of the Schering Plough Corp. of Madison, New Jersey.

         Geoffrey M. Connor. Mr. Connor is a practicing attorney and Partner in the Princeton, New Jersey office of the law firm of Reed Smith LLP.

         Frank L. Fekete. Mr. Fekete is a certified public accountant and the Managing Partner of the accounting firm of Mandel, Fekete & Bloom, CPAs, located in Jersey City, New Jersey.

         Carlos Hernandez. Mr. Hernandez is President of New Jersey City University, located in Jersey City, New Jersey.

         William T. Jackson. Mr. Jackson is Executive Director of Bayview/New York Cemetery located in Jersey City, New Jersey.

         David Leff. Mr. Leff is retired. He was previously a Partner in the law firm of Eichenbaum, Kantrowitz, Leff & Gulko, located in Paramus, New Jersey.

         Arthur R. McConnell. Mr. McConnell is the President of McConnell Realty, located in Atlantic Highlands, New Jersey.

         Edward O'Donnell. Mr. O'Donnell is President of Tradelinks Transport, Inc., a transportation consulting company located in Westfield, New Jersey. From March 1995 to July 1999, Mr. O'Donnell was a Director and Executive Vice President of NPR, Inc. (Navieras), a transportation company located in Edison, New Jersey.

         Daniel T. Scott. Mr. Scott is the Chairman and Chief Executive Officer of Scott Printing Corp., located in New Providence, New Jersey, and of Unz & Co., Inc., Central Avenue Corporation and Scott On-Site, Inc.

         Thomas E. Sheenan. Mr. Sheenan is the President of Sheenan Funeral Home located in Dunellen, New Jersey.

EXECUTIVE OFFICERS OF PROVIDENT FINANCIAL SERVICES, INC. OR THE PROVIDENT BANK WHO ARE NOT DIRECTORS

         The business experience for the past five years of each of the executive officers of Provident Financial Services, Inc. or The Provident Bank, other than Mr. Pantozzi, is set forth below:

         Kevin J. Ward. Mr. Ward has been Executive Vice President and Chief Operating Officer of The Provident Bank since 2000. He served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of The Provident Bank from January to November 2000. Prior to that time, he was Executive Vice President and Chief Financial Officer of The Provident Bank.

         Glenn H. Shell. Mr. Shell has been Executive Vice President of the Customer Management Group of The Provident Bank since 2002. Prior to that time, he served as Executive Vice President and Chief Lending Officer of The Provident Bank.

         Gregory French. Mr. French has been Senior Vice President of the Market Development Group of The Provident Bank since February 2001. He was Vice President of Marketing, eBusiness for American International Group in New York, New York from January 2000 to February 2001. Prior to that time he served as Vice President, Citibank National Director, Field Marketing of Citigroup in New York, New York.

         C. Gabriel Haagensen. Mr. Haagensen has served as Executive Vice President - Human Capital Management of The Provident Bank since 2000. Prior to that time he was Executive Vice President - Operations.

         Kenneth J. Wagner. Mr. Wagner has been Senior Vice President of Strategic Business Development of The Provident Bank since 2001. He served as Senior Vice President of Customer Relationship Management of The Provident Bank from 1998 to 2001. Prior to that time he was Senior Vice President and Comptroller of The Provident Bank.

         Linda A. Niro. Ms. Niro has served as Senior Vice President and Chief Financial Officer of The Provident Bank since 2000. Prior to that time, she served as Vice President and Treasurer of The Provident Bank.

         John F. Kuntz. Mr. Kuntz has been Senior Vice President and General Counsel of The Provident Bank since November 2002. Prior to that he was Vice President and General Counsel of The Provident Bank since September 2001. He was Vice President and Assistant General Counsel of Mellon Investor Services LLC in Ridgefield Park, New Jersey from August 2000 to September 2001. Prior to that time he was a Partner with the law firm of Bourne Noll & Kenyon P.C., Summit, New Jersey.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

         Provident Financial Services, Inc. did not begin its business operations until January 15, 2003, the effective date of the conversion of The Provident Bank from mutual to stock form. The Board of Directors of Provident

Financial Services, Inc. met once in 2002. The Board of Directors of Provident Financial Services, Inc. will meet quarterly, or more often as may be necessary. The Board of Directors maintains a compensation committee, audit committee and a governance/nominating committee. Each of the compensation committee, audit committee and governance/nominating committee will be comprised solely of independent directors within the meaning of the rules of the New York Stock Exchange. The Board of Directors may, by resolution, designate one or more additional committees.

         The Board of Directors of The Provident Bank meets on a monthly basis and may hold additional special meetings. During 2002, the Board of Directors of The Provident Bank held twelve regular meetings, two special meetings and one annual meeting. The Board of Directors of The Provident Bank currently maintains an Executive Committee and Directors Trust Committee. During 2002, The Board of Directors of The Provident Bank also maintained an Examining Committee.

         The Executive Committee consists of Directors Comey, Jackson, Pantozzi, Scott and a fifth director that changes on a monthly basis, with Mr. Pantozzi serving as Chair. The Executive Committee exercises general control and supervision of all matters pertaining to The Provident Bank, subject at all times to the direction of the Board of Directors. The Executive Committee met 27 times during the year ended December 31, 2002.

         The Examining Committee (now the Audit Committee of the Board of Directors of Provident Financial Services, Inc.) consists of Directors Fekete, McConnell, O'Donnell and Sheenan, with Director Fekete serving as Chair. The Examining Committee reviews the annual audit prepared by the independent accountants, recommends the appointment of accountants, reviews the internal audit function and reviews internal accounting controls. The Examining Committee met 8 times during the year ended December 31, 2002.

         The Directors Trust Committee consists of Directors Hernandez, Connor, McConnell and Pantozzi, as well as the Executive Vice President, Customer Management Group and the Vice President and Senior Trust Officer, with Director Hernandez serving as Chair. The Directors Trust Committee oversees the operations of the Trust Department of The Provident Bank. The Directors Trust Committee met 4 times during the year ended December 31, 2002.

DIRECTOR COMPENSATION

         Provident Financial Services, Inc. pays to each director a fee of $1,000 per board meeting attended. The director members of the Audit Committee, Compensation Committee, and the Governance/Nominating Committee receive $800 for each committee meeting attended. The Chair of the Audit Committee receives $1,500 for each committee meeting attended. The Chairs of the Compensation Committee and the Governance/Nominating Committee each receive $1,200 for each committee meeting attended.

         The Provident Bank pays to each non-employee director an annual retainer of $21,000 and a fee of $1,000 per board meeting attended. Non-employee members of the Executive Committee receive an additional annual retainer of $25,000. The non-employee rotating director of the Executive Committee, and the non-employee director members of the Directors Trust Committee receive $800 for each committee meeting attended. The Chair of the Directors Trust Committee receives $1,200 for each committee meeting attended. The Provident Bank pays the premiums for a life insurance policy, in the face amount of $10,000, for each non-employee director, until the director attains the age of 72 or has received such benefit for ten years, whichever occurs later.

         Retirement Plan for the Board of Directors of The Provident Bank. The Provident Bank maintains the Retirement Plan for the Board of Directors of The Provident Bank, a non-qualified plan which provides cash payments for up to ten years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member who terminates service on or after the age of seventy with at least ten years of service on the board, is forty quarterly payments of $1,250. The Provident Bank may suspend payment if it does not meet FDIC or New Jersey Department of Banking and Insurance minimum capital requirements. The Provident Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his consent. The plan has been amended to provide that, in the event of a change in control (as defined in the plan), the undistributed balance of a director's accrued benefit will be distributed to him within 60 days of the change in control. For the year ended December 31, 2002, The Provident Bank paid $7,750 to former board members under this plan.

         Voluntary Fee Deferral Plan for the Board of Directors. The Provident Bank maintains the Board of Directors Voluntary Fee Deferral Plan, a non-qualified plan which provides for the deferral of board fees by non-employee members of The Provident Bank's Board of Directors. Provident Financial Services, Inc. intends to adopt a Board of Directors Voluntary Fee Deferral Plan, a non-qualified plan which will provide for the deferral of board fees by non-employee members of Provident Financial Services, Inc.'s Board of Directors. Board members may elect to defer board fees to a future year as determined by that board member, so long as the distribution of such fees does not begin beyond the year of the board member's normal retirement date. Deferred fees are credited to an account established for the benefit of each participant which receives interest at the prevailing prime rate. A participating board member may receive the deferral payments pursuant to his election in a lump sum or over a three year period, except in the event of a change in control, death or disability, under which circumstances a lump sum payment shall be made. In connection with the conversion and offering, The Provident Bank Voluntary Fee Deferral Plan was amended to allow current board members a one-time election to invest their account balances in shares of Provident Financial Services, Inc. common stock. The amendment also provides that in the event of a change in control (as defined in the plan), the undistributed balance of a participant's separate account will be distributed within 60 days of the change in control. As of December 31, 2002, The Provident Bank had accounts totaling $941,932.62 on behalf of four present or former board members who participate in this plan.

ITEM 11.     EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         Summary Compensation Table. The following table sets forth for the years ended December 31, 2002 and 2001, certain information as to the total remuneration paid by The Provident Bank to its Chief Executive Officer, as well as to the four most highly compensated executive officers of The Provident Bank, other than the Chief Executive Officer, who received total annual compensation in excess of $100,000. Each of the individuals listed in the table below are referred to as a Named Executive Officer.

                                                             ANNUAL COMPENSATION
                                              ------------------------------------------------
                                                                        OTHER ANNUAL               ALL OTHER
                                                                        COMPENSATION    LTIP     COMPENSATION
   NAME AND PRINCIPAL POSITION        YEAR      SALARY      BONUS (2)       (3)        PAYOUTS       (4)
---------------------------------   -------   ---------    ----------   ------------   -------   ------------
Paul M. Pantozzi                      2002    $ 560,000    $  473,760   $     66,693             $     49,323
     Chairman, Chief Executive        2001    $ 500,000    $  375,000   $     53,440        --   $     51,503
     Officer and President

Kevin J. Ward                         2002      270,300        96,893                                  29,876
     Executive Vice President         2001      255,000        99,450             --        --         31,302
     and Chief Operating
     Officer

Glenn H. Shell                        2002      238,500        71,704                                  26,047
     Executive Vice President,        2001      225,000        92,250             --        --         27,405
     Customer Management Group

Gregory French                        2002      223,000        57,466                                  24,236
     Senior Vice President,           2001      177,692(1)    101,425             --        --         27,202
     Market Development
     Group

C. Gabriel Haagensen                  2002      196,100        42,112                                  21,320
     Executive Vice President,        2001      185,000        50,413             --        --         22,432
     Human Capital
     Management

----------
(1) Mr. French was initially employed as Senior Vice President in February 2001 at an annual salary of $210,000.

(2) Bonus payments earned pursuant to the Incentive Program for Senior Executives of The Provident Bank. In addition, Mr. French received a signing bonus of $40,000 in February 2001.

(3) The Provident Bank provides certain of its executive officers with non-cash benefits and perquisites, such as the use of employer-owned automobiles, club membership dues and certain other personnel benefits. Management believes that the aggregate value of these benefits for 2001 and 2002 did not, in the case of any Named Executive Officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for him in the Summary Compensation Table except for Mr. Pantozzi, who had $53,440 in 2001 and $66,693 in 2002 of such benefits including a stipend of $18,000 for 2001 and 2002, club membership dues of $17,500 in 2001 and $24,000 in 2002 and automobile-related expenses of $17,940 in 2001 and $24,693 in 2002.

(4) Includes the following components: (i) employer payment of health insurance premiums of $9,763, $8,444, $7,154, $9,763 and $5,700 for Messrs. Pantozzi,
     Ward, Shell, French and Haagensen in 2001 and $10,383, $8,980, $7,564, $10,383 and $6,055 in 2002, respectively and; (ii) employer payment of dental insurance premiums of $380 in 2001 and 2002 each for Messrs. Pantozzi, Ward, Shell, French and Haagensen, respectively; (iii) employer payment of life insurance premiums of $4,560, $2,736, $2,451, $798 and $2,029 in 2001 for Messrs. Pantozzi, Ward, Shell, French and Haagensen, respectively and $4,560, $3,082, $2,719, $2,542 and $2,236 in 2002 for
     Messrs. Pantozzi, Ward, Shell, French and Haagensen, respectively, and;
     (iv) employer payment of long term disability insurance premiums of $1,800, $1,892, $1,670, $1,561 and $1,373 in 2001 and 2002 for Messrs. Pantozzi,
     Ward, Shell, French and Haagensen, respectively; (v) employer contributions to the Savings Incentive Plan of $11,900 each for Messrs. Pantozzi, Ward, Shell and Haagensen in 2001, respectively and a payment in lieu of first year participation in the Savings Incentive Plan of $14,700 to Mr. French; and in 2002 employer contributions to the Savings Incentive Plan of $9,775 each for Messrs. Pantozzi, Ward, Shell and Haagensen and 9,370 for Mr. French; and (vi) employer contribution to the Supplemental Executive Savings Plan of $23,100, $5,950, $3,850, $0 and $1,050 in 2001 for Messrs.
     Pantozzi, Ward, Shell, French and Haagensen, respectively and employer contribution to the Supplemental Executive Savings Plan of $22,425, $5,767, $3,939, $0 and $1,501 in 2002 for Messrs. Pantozzi, Ward, Shell, French and Haagensen, respectively.

EMPLOYMENT AGREEMENTS

         Provident Financial Services, Inc. entered into employment agreements with Messrs. Pantozzi, Ward and Shell, which became effective upon completion of the conversion. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. However, if timely written notice of nonrenewal is provided to the executive, the employment under the agreement ceases at the end of thirty-six months following such anniversary date. On an annual basis, the Board of Directors of Provident Financial Services, Inc. shall conduct a performance review of the executive for purposes of determining whether to provide a notice of nonrenewal. Under the agreements, the base salaries for Messrs. Pantozzi, Ward and Shell are $600,000, $290,000 and $245,500, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, and other employee pension benefit and fringe benefit plans applicable to executive employees. In addition, the agreements provide for reasonable vacation and sick leave, reimbursement of certain club membership fees incurred by each executive and the use of a company-owned automobile. The agreements provide for termination by Provident Financial Services, Inc. for cause at any time, in which event, the executive would have no right to receive compensation or other benefits for any period after termination. In the event the executive's employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of (x) the average cash bonus paid over the last three years or (y) the cash bonus paid in the last year, as well as the continuation of life, medical, dental and disability insurance coverage for three years. The executive may resign from employment as a result of (i) a material change in the nature or scope of the executive's function, duties or responsibilities, (ii) a material reduction in benefits and perquisites, including base salary, from those being provided as of the effective date of the employment agreement, (iii) a relocation where the executive is required to perform services at a location more than 25 miles from The Provident Bank's principal executive offices, (iv) a failure to elect or reelect or to appoint or reappoint executive to certain position(s) at Provident Financial Services, Inc. or The Provident Bank, or to nominate or elect the Executive to the Board(s) of Directors of Provident Financial Services, Inc. or The Provident Bank, (v) a liquidation or dissolution of The Provident Bank or Provident Financial Services, Inc., or (vi) a material breach of the employment agreement by The Provident Bank or Provident Financial Services, Inc. as of the effective date of the employment agreement and be entitled to the severance benefits described above. The agreement generally provides that following a change in control (as defined in the agreement), the executive will receive the severance payments and insurance benefits described above if he resigns during the one-year period following the change in control or if he is terminated during the remaining term of the employment agreement following the change in control. Messrs. Pantozzi, Ward and Shell would receive an aggregate of $3,221,304, $1,160,679 and $951,612, respectively, pursuant to their employment agreements upon a change in control of Provident Financial Services, Inc., based upon current levels of compensation.

         Under each employment agreement, if an executive becomes disabled or incapacitated to the extent that the executive is unable to perform his duties, he will be entitled to 75% of his base salary and all comparable insurance benefits until the earlier of: (i) return to full-time employment; (ii) employment by another employer; (iii) age 65; or (iv) death. Upon retirement at age 65 or in accordance with any retirement policy established with his consent, the executive is entitled to benefits under such retirement policy and other plans to which he is a party but shall not be entitled to any benefit payments specifically as a result of the employment agreement.

CHANGE IN CONTROL AGREEMENTS

         Provident Financial Services, Inc. entered into change in control agreements with six other officers including Messrs. Blum (the Chief Lending Officer of The Provident Bank), Kuntz, French and Haagensen, Ms. Niro and Ms. Hynes (First Vice President-Employee Relations, The Provident Bank), which provide certain benefits in the event of a change in control of The Provident Bank or Provident Financial Services, Inc. Each of the change in control agreements provides for a term of 24 months. Commencing on the first anniversary date of the change in control agreement, and on each anniversary date thereafter, the term of the change in control agreement extends for an addition 12 months unless the Board of Directors of Provident Financial Services, Inc. provides the executive timely notice of nonrenewal. In the event notice of nonrenewal is provided to the executive, the change in control agreement terminates 24 months following the applicable anniversary date. On an annual basis the Board of Directors of Provident Financial Services, Inc. shall conduct a performance review of the executive for purposes of determining whether to provide a notice of nonrenewal. The change in control agreements enable Provident Financial Services, Inc. to offer to designated officers certain protections against termination without cause in the event of a "change in control." For these purposes, a "change in control" is defined generally to mean: (i) approval by shareholders of a plan of reorganization, merger or consolidation of The Provident Bank or Provident Financial Services, Inc. where The Provident Bank or Provident Financial Services, Inc. is not the surviving entity; (ii) changes to the Board of Directors of The Provident Bank or Provident Financial Services, Inc. whereby individuals who constitute the current Board cease to constitute a majority of the Board, subject to certain exceptions; (iii) the acquisition of all or substantially all of the assets of Provident Financial Services, Inc. or the beneficial ownership of 20% or more of the voting securities of Provident Financial Services, Inc.; or (iv) a complete liquidation or dissolution of Provident Financial Services, Inc. or The Provident Bank or approval by the shareholders of Provident Financial Services, Inc. of a plan for such dissolution or liquidation. These protections against termination without cause in the event of a change in control are frequently offered by other financial institutions, and Provident Financial Services, Inc. may be at a competitive disadvantage in attracting and retaining key employees if it does not offer similar protections. Although the change in control agreements may have the effect of making a takeover more expensive to an acquiror, we believe that the benefits of enhancing our ability to attract and retain qualified management persons by offering the change in control agreements outweighs any disadvantage of such agreements.

         Following a change in control of Provident Financial Services, Inc. or The Provident Bank, an officer is entitled to a payment under the change in control agreement if the officer's employment is terminated during the term of such agreement by Provident Financial Services, Inc. or The Provident Bank, other than for cause, disability or retirement, as defined, or if the officer terminates employment during the term of such agreement for good reason. Good reason is generally defined to include the assignment of duties materially inconsistent with the officer's positions, duties or responsibilities as in effect prior to the change in control, a reduction in his annual compensation or benefits, or relocation of his principal place of employment by more than 25 miles from its location immediately prior to the change in control, or a failure of Provident Financial Services, Inc. to obtain an assumption of the agreement by its successor. In the event that an officer who is a party to a change in control agreement is entitled to receive severance payments pursuant to the agreement, he will receive a cash payment equal to two times the highest level of aggregate annualized base salary and other cash compensation paid to the officer during the calendar year in which he was terminated or either of the immediately preceding two calendar years. In addition to the severance payment, each covered officer is generally entitled to receive life, health, dental and disability coverage for the remaining term of the agreement. Notwithstanding any provision to the contrary in the change in control agreement, payments under the change in control agreements are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

BENEFIT PLANS

         Employee Savings Incentive Plan. The Provident Bank maintains The Provident Bank Employee Savings Incentive Plan, a tax-qualified defined contribution plan generally covering employees who have worked at The Provident Bank for one year in which they have 1,000 or more hours of service. Currently, participants may contribute up to 5% of their compensation to the Savings Incentive Plan on an after-tax basis. As of April 1, 2003, the Bank intends to change the Savings Incentive Plan to a 401(k) plan. As a 401(k) plan, participants will be able to contribute up to the maximum compensation amount permitted by IRS regulations each year to the Savings Incentive Plan on a pre-tax basis. For this purpose, compensation includes wages, salaries, commissions of dedicated salespeople and overtime. Participants are immediately vested in their personal contributions. In 2002, The Provident Bank matched 115% of the total amount contributed by the participants. For the first quarter of 2003, the Bank will match 100% of the total amount contributed by the participants, and for the remainder of the year, the Bank will match 75% of the first 6% contributed by the participants. The Provident Bank may from time to time amend the Savings Incentive Plan to provide for a different matching contribution. Until December 30, 2002, participants became vested in the employer matching contributions as follows: 33% at the end of the first calendar year following the end of the first year of plan participation, 66% at the end of the second calendar year following the end of the first year of plan participation and 100% at the end of the third calendar year following the end of the first year of plan participation. As of the plan year beginning December 31, 2002, participants will become vested in employer matching contributions as follows: 33% after the completion of one year of service; 66% after the completion of two years of service and 100% after the completion of three years of service. In addition, participants' accounts generally become fully vested in the matching contributions in the event of termination of employment due to retirement, disability or death.

         The Savings Incentive Plan permits participants to direct the investment of their accounts into various investment options set forth under the plan. In connection with the stock offering, the Savings Incentive Plan was amended to offer participants the opportunity to invest in an "Employer Stock Fund" which intends to purchase stock of Provident Financial Services, Inc. in the stock offering, and after the stock offering, in the open market. Each participant who directs the trustee to invest all or part of his account in the Employer Stock Fund will have assets in his account applied to the purchase of shares of Provident Financial Services, Inc.

         Upon termination of employment due to retirement at age 65 or older, a participant is eligible to receive the vested value of his account either in a single sum payment or in approximately equal annual installments, for a period not to exceed 10 years or the participant's estimated life expectancy. For a participant who terminates employment for reasons other than retirement at age 65 or older, the form of distribution of his vested account generally will be in the form of a single sum payment. In the event of the participant's death, the value of the plan account will be paid to the participant's beneficiary in a single cash payment.

         Pension Plan. The Provident Bank maintains The Provident Bank Pension Plan, a tax-qualified plan generally covering employees age 21 or older who have worked at The Provident Bank for at least one year in which they have accrued 1,000 or more hours of service. The Provident Bank intends to freeze the Pension Plan as of April 1, 2003. Once it is frozen, employees will not be entitled to accrue additional benefits. In addition, employees hired after the freeze date will not be eligible to enter the Plan. Pension Plan participants generally become entitled to retirement benefits upon the later of attainment of age 65 or the fifth anniversary of participation in the plan, which is referred to as the normal retirement date. The normal retirement benefit is equal to 1.35% of the participant's average final compensation up to the Average Social Security Level plus 2% of the participant's average final compensation in excess of the Average Social Security Level multiplied by the participant's years of credited service to a maximum of 30 years.

         Participants who have completed at least 5 years of vested service generally become 100% vested in their accrued retirement benefits. Vested retirement benefits generally will be paid beginning on the participant's normal retirement date.

         A participant may elect to retire prior to age 65 and receive early retirement benefits if retirement occurs after completion of at least 5 consecutive years of vested service and attainment of age 55. If such an early retirement is made, retirement benefits will begin on the first day of any month during the 10 year period preceding his normal retirement date, as directed by the retiring participant. If a participant elects to retire prior to both attaining age 65 and completing 25 years of credited service his accrued pension benefit will be reduced 3% per year for the first five years prior to age 65 and 5% thereafter to age 55. If a participant elects to retire early after both attaining age 60 and completing 25 years of credited service his accrued pension benefit will be unreduced. Any participant who terminated employment prior to January 1, 2002 will receive an early pension benefit equal to the actuarial equivalent of the annual amount of the normal pension that would otherwise have been payable to the participant had he not elected to receive an early pension. If the termination of service occurs after the normal retirement date, the participant's benefits will begin on the participant's postponed retirement date.

         The standard form of benefit payment for a married participant is a 50% joint and survivor benefit that is reduced actuarially and the standard form of benefit payment for a non-married participant is a straight life benefit. A non-married participant or a participant who has complied with the spousal consent requirements may elect to receive payment of benefits in the following optional forms: (a) straight life benefit; (b) 100% joint and survivor benefit;
(c) 50% joint and survivor benefit; or (d) period certain and life benefit.

         In the event a participant who is married for at least one year and is vested in the Pension Plan dies prior to his termination of service and after age 55, his or her spouse will be entitled to one-half of the amount payable to the participant had the participant elected to retire the day before his death with the 50% joint and survivor benefit. If the participant dies prior to age 55, the retirement benefits payable to the participant's spouse will commence at the time the participant would have reached age 55.

         In the event a non-married participant dies before his or her termination of service after both attaining age 55 and completing 20 years of service, a monthly pension shall be paid to his beneficiary. The non-married participant's beneficiary will be entitled to a monthly pension benefit equal to one-half of the amount payable to the participant as if the participant had retired on the first day of the month following his or her death, had been married, and the spouse had been born on the same day as the participant. Payments made to beneficiaries of non-married participants cease upon the earlier of the beneficiary's death or the receipt of the 120th monthly payment.

         If the total value of a pension payable directly to a participant or to any other beneficiary under the Pension Plan is less than $5,000, as determined by the Pension Plan's actuary, payment of such value shall automatically be made in a single sum in lieu of such pension.

         The following table indicates the annual retirement benefit that would have been payable under the Pension Plan and the Supplemental Executive Retirement Plan upon retirement at or after a participant's normal retirement date in calendar year 2002, considering the average annual earnings and credited service classifications specified below.

AVERAGE FINAL EARNINGS             15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS (1)
--------------------------------   ----------   ----------   ----------   ----------   ------------
$  125,000......................   $   33,212   $   44,283   $   55,354   $   66,424   $     66,424
   150,000......................       40,712       54,283       67,854       81,424         81,424
   175,000......................       48,212       64,283       80,354       96,424         96,424
   200,000......................       55,712       74,283       92,854      111,424        111,424
   225,000......................       63,212       84,283      105,354      126,424        126,424
   250,000......................       70,712       94,283      117,854      141,424        141,424
   300,000......................       85,712      114,283      142,854      171,424        171,424
   400,000......................      115,712      154,283      192,854      231,424        231,424
   450,000......................      130,712      174,283      217,854      261,424        261,424
   500,000......................      145,712      194,283      242,854      291,424        291,424
   600,000......................      175,712      234,283      292,854      351,424        351,424

----------
(1) The Pension Plan and the Supplemental Executive Retirement Plan do not count service in excess of 30 years in the benefit formula.

         Average final earnings is the average base salary, as reported in the "Salary" column of the Summary Compensation Table, for the highest five consecutive years during the final 10 years of employment. Tax laws impose a limit ($200,000 for individuals retiring in 2002) on average final earnings that may be counted in computing benefits under the Pension Plan and on the annual benefits ($160,000 in 2002). The Pension Plan may also pay benefits accrued as of January 1, 1994 based on tax law limits then in effect. For Messrs. Pantozzi, Ward, Shell, and Haagensen, benefits based on average final earnings in excess of this limit are payable under the Supplemental Executive Retirement Plan.

         The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity and are not subject to any deduction for Social Security benefits or other offset amounts. As of December 31, 2002, Mr. Pantozzi had 39 years of service; Mr. Ward had 30 years of service; Mr. Shell had 8 years of service; Mr. French had 1 year of service; and Mr. Haagensen had 22 years of service.

         Supplemental Executive Retirement Plan. In January 1990, The Provident Bank established the Supplemental Executive Retirement Plan, a non-qualified retirement plan. Participation in the SERP is limited to executive management or highly compensated employees as designated by the Board of Directors and currently consists of Messrs. Pantozzi, Ward, Shell and Haagensen. The SERP pays to each participant an amount equal to the amount which would have been payable under the terms of the Pension Plan but for the limitations under Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended, less the amount payable under the terms of the Pension Plan. The Provident Bank intends to freeze the SERP as of April 1, 2003. Once the SERP is frozen, employees will not be entitled to accrue additional benefits. Amounts due from this Plan will be paid on a monthly basis beginning within 90 days following termination of employment, but in no event before age 60, in the form of a qualified joint and 100% survivor annuity for married participants and a single life annuity for non-married participants. The plan has been amended to provide that in the event of a change in control (as defined in the plan), the undistributed balance of an employee's accrued benefit will be paid to him within 60 days of the change in control. For the year ended December 31, 2002, The Provident Bank expensed $242,328, $29,890, $7,002 and $0 relating to the SERP on behalf of Messrs. Pantozzi, Ward, Shell and Haagensen, respectively.

         Supplemental Executive Savings Plan. In January 1990, The Provident Bank established the Supplemental Executive Savings Plan, a non-qualified plan that provides additional benefits to certain participants whose benefits under the Employee Savings Incentive Plan are limited by tax law limitations applicable to tax-qualified plans. Participation in the Executive Savings Plan is limited to executive management or highly compensated employees as designated by the Board of Directors and currently consists of Messrs. Pantozzi, Ward, Shell and Haagensen. The Executive Savings Plan contributes for each participant an amount equal to the amount which would have been contributed under the terms of the Savings Incentive Plan but for the limitations under Section 401(a)(17), 401(m) and 415 of the Code, less the amount actually contributed under the Savings Incentive Plan. For employees who are employed by The Provident Bank on or after January 1, 1998, The Provident Bank established an investment fund to provide for payments due under this plan and allows participants to choose, with the plan administrator's consent, from a variety of investment options. In connection with the conversion and offering, the Supplemental Executive Savings Plan has been amended to allow current employees a one-time election to invest their account balances in shares of Provident Financial Services, Inc. common stock. Any benefits payable under the Executive Savings Plan attributable to The Provident Bank's contributions and the earnings on these contributions shall be vested under the terms and conditions of the Savings Incentive Plan. If there is a change in control, as defined in the Executive Savings Plan, the unpaid balance of the account shall become 100% vested and will be distributed within 60 days thereof. As of December 31, 2002, The Provident Bank expensed $22,425, $5,767, $3,939 and $1,501 relating to the Executive Savings Plan on behalf of Messrs. Pantozzi, Ward, Shell and Haagensen, respectively. In connection with the stock offering and adoption of the ESOP, the Supplemental Executive Savings Plan has been amended to include a feature that would require a contribution for each participant who also participates in the ESOP equal to the amount which would have been contributed under the terms of the ESOP but for the limitations under Section 401(a)(17) and 415 of the Code, less the amount actually contributed under the ESOP. The benefit payable under this portion of the Supplemental Executive Savings Plan may be calculated as if the contribution was applied to the repayment of a loan obtained to purchase shares in the stock offering, in substantially the same manner as under the ESOP. The amendment also requires the distribution of shares equal to the value of a participants' account balance attributable to the ESOP component of the plan at the same time and in the same manner as the participant receives a distribution from the ESOP. In the event of a change in control (as defined in the amendment), the amendment requires that the undistributed balance of a participant's account be paid to him or her within 60 days.

         Voluntary Bonus Deferral Plan for the Chairman. The Provident Bank maintains the Voluntary Bonus Deferral Plan for Mr. Pantozzi, a non-qualified plan which provides for the deferral of his bonus payments. Mr. Pantozzi may defer one-quarter, one-half or all of his bonus award for a period of five years or until the attainment of age 65. The Bank established an investment fund to provide for the payment of the deferred bonus awards due under this plan and allows Mr. Pantozzi to choose, with the plan administrator's consent, from a variety of investment options. Mr. Pantozzi will receive a lump sum payment upon a change in control, as defined in the plan, and is eligible to apply for a hardship distribution of some or all of his separate account, in the event of a financial hardship. Mr. Pantozzi has never deferred any bonus payments pursuant to this plan.

         Voluntary Bonus Deferral Plan. The Provident Bank maintains the Voluntary Bonus Deferral Plan, a non-qualified plan which provides for the deferral of some or all of any bonus payments awarded under our management incentive bonus program. An eligible employee may defer either one-half or all of a bonus award for a period of 5 years or 10 years, or until the attainment of age 60 or 65, but in no event may any amount be deferred beyond the year in which such employee attains age 65. Deferred bonus awards are invested by The Provident Bank board, in its sole discretion, in a portfolio of assets consisting of any combination of obligations of the United States with maturities not exceeding five years in duration. An eligible employee will receive a lump sum payment upon a change in control, as defined in this plan, and is eligible to apply for a hardship distribution of some or all of his separate accounts. As of December 31, 2002, The Provident Bank had accounts totaling $343,479 on behalf of seven participants in this plan.

         Employee Stock Ownership Plan and Trust. The Provident Bank implemented an employee stock ownership plan in connection with the conversion and offering. We intend that this plan will be a tax-qualified plan generally covering employees who are at least 21 years old, who have at least one year of employment with The Provident Bank or a designated affiliated corporation and who have completed at least 1,000 hours of service. As part of the conversion and offering, the employee stock ownership plan intends to borrow funds from Provident Financial Services, Inc. and use those funds to purchase a number of shares equal to up to 8% of the common stock sold in the stock offering. Collateral for the loan will be the common stock purchased by the employee stock ownership plan. The loan will be repaid principally from a participating employers' discretionary contributions to the employee stock ownership plan over a period of up to 30 years. The loan documents will provide that the loan may be repaid over a shorter period, without penalty. It is anticipated that the interest rate for the loan will be a floating-rate equal to the prime rate. Shares purchased by the employee stock ownership plan will be held in a suspense account for allocation among participants as the loan is repaid.

         Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan will not vest at all in the first five years of credited service but will vest entirely upon completion of five years of credited service. In general, the employee stock ownership plan will credit participants with up to five years of service for employment prior to adoption of a plan. A participant's interest in his account under the plan will also fully vest in the event of a termination of service due to a participant's early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable in the form of common stock and/or cash. Contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Under generally accepted accounting principles, a participating employer will be required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate and participants will become fully vested in their account balances.

FUTURE STOCK BENEFIT PLANS

         Stock Option Plan. We intend to adopt a stock option plan for our directors, officers and employees, subject to shareholder approval. Federal regulations prohibit us from implementing this plan until six months after the conversion and offering.

         Provident Financial Services, Inc. expects that the stock option plan will authorize a committee of non-employee directors or the full Board of Directors, to grant options to purchase up to 10% of the shares sold in the conversion. The stock option plan will have a term of 10 years. The committee will decide which directors, officers and employees will receive options and the terms of those options. Generally, no stock option will permit its recipient to purchase shares at a price that is less than the fair market value of a share on the date the option is granted, and no option will have a term that is longer than 10 years. If we implement a stock option plan before the first anniversary of the conversion, current regulations will require that:

         . the total number of options available for grant to non-employee directors be limited to 30% of the options authorized under the plan;

         . the number of options that may be granted to any one non-employee director be limited to 5% of the options authorized under the plan;

         . the number of options that may be granted to any officer or employee be limited to 25% of the options authorized for the plan;

         . the options may not vest more rapidly than 20% per year, beginning on the first anniversary of stockholder approval of the plan; and

         . accelerated vesting not be permitted except for death, disability or upon a change in control of The Provident Bank or Provident Financial Services, Inc.

         We may obtain the shares needed for this plan by issuing additional shares or through stock repurchases.

         Recognition and Retention Plan. We expect to implement a recognition and retention plan for our directors and officers. Federal regulations prohibit us from implementing this plan until six months after the conversion and offering. If the recognition plan is implemented within the first 12 months after the conversion and offering, federal regulations require that the plan be approved by a majority of the outstanding shares of common stock of Provident Financial Services, Inc.

         In the event the recognition and retention plan is implemented within 12 months after the conversion and offering, Provident Financial Services, Inc. expects that the plan will authorize a committee of non-employee directors or the full Board of Directors of Provident Financial Services, Inc. to make restricted stock awards of up to 4% of the shares sold in the offering. In the event Provident Financial Services, Inc. implements the recognition and retention plan more than 12 months after the conversion and offering, the recognition and retention plan will not be subject to regulations limiting the plan to no more than 4% of the shares sold in the offering. The committee will decide which directors, officers and employees will receive restricted stock and the terms of those awards. Provident Financial Services, Inc. may obtain the shares needed for this plan by issuing additional shares or through stock repurchases. If we implement a recognition and retention plan before the first anniversary of the conversion and offering, current regulations will require that:

         . the total number of shares that are awarded to non-employee directors be limited to 30% of the shares authorized under the plan;

         . the number of shares that are awarded to any one non-employee director be limited to 5% of the shares authorized under the plan;

         . the number of shares that are awarded to any officer or employee be limited to 25% of the shares authorized under the plan;

         . the awards may not vest more rapidly than 20% per year, beginning on the first anniversary of stockholder approval of the plan; and

         . accelerated vesting not be permitted except for death, disability or upon a change in control of The Provident Bank or Provident Financial Services, Inc.

         Restricted stock awards under this plan may feature employment restrictions that require continued employment for a period of time for the award to be vested. Awards are not vested unless the specified employment restrictions are met. However, pending vesting, the award recipient may have voting and dividend rights. When an award becomes vested, the recipient must include the current fair market value of the vested shares in his or her income for federal income tax purposes. Generally, we will be allowed a federal income tax deduction (subject to limitations discussed below, and subject to certain reporting and withholding tax requirements) in the same amount and in the same year as the recipient employee recognizes the taxable income. However, if the stock award recipient elects under Code Section 83(b) to include in income the fair market value of the shares at the grant date (e.g. before the recipient vests in the property), then we will be allowed a federal income tax deduction in the same amount at the time of the grant and not when the restrictions lapse. Such deductions would also be subject to the deduction limitations of Code
Section 162(m) as described below.

LIMITATIONS ON FEDERAL TAX DEDUCTIONS FOR EXECUTIVE OFFICER COMPENSATION

         As a private entity, The Provident Bank has been subject to federal tax rules, which permit it to claim a federal income tax deduction for a reasonable allowance for salaries or other compensation for personal services actually rendered. Following the offering, federal tax laws may limit this deduction to $1.0 million each tax year for each executive officer named in the summary compensation table in Provident Financial Services, Inc.'s proxy statement for that year. This limit will not apply to non-taxable compensation under various broad-based retirement and fringe benefit plans, to compensation that is "qualified performance-based compensation" under applicable law or to compensation that is paid in satisfaction of commitments that arose before the conversion. To the extent that compensation paid to any executive officer is not deductible, the net after-tax cost of providing the compensation will be higher and the net after-tax earnings of Provident Financial Services, Inc. will be reduced.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Persons and groups who beneficially own in excess of five percent of the Common Stock are required to file certain reports with SEC regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth, as of March 1, 2003, the shares of common stock of Provident Financial Services, Inc., par value $0.01 per share ("Common Stock"), beneficially owned by directors and named executive officers individually, by executive officers and directors as a group. The Company is unaware of any beneficial owner of more than five percent of the Company's outstanding shares of Common Stock as of March 1, 2003. The business address of each director and executive officer is 830 Bergen Avenue, Jersey City, New Jersey 07306.

                                                             NUMBER OF SHARES OF
                                                                 COMMON STOCK         PERCENT OF ALL COMMON
               NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED/(1)/    STOCK OUTSTANDING/(1)/
-------------------------------------------------------    -----------------------   ------------------------
DIRECTORS

J. Martin Comey                                                    52,000/(2)/                 *
Geoffrey M. Connor                                                 30,000/(3)/                 *
Frank L. Fekete                                                    21,500/(4)/                 *
Carlos Hernandez                                                    6,870/(5)/                 *
William T. Jackson                                                 30,200/(6)/                 *
David Leff                                                         30,000                      *
Arthur R. McConnell                                                25,000                      *
Edward O'Donnell                                                   20,000                      *
Paul M. Pantozzi                                                   55,100/(7)/                 *
Daniel T. Scott                                                    41,505/(8)/                 *
Thomas E. Sheenan                                                  35,389/(9)/                 *

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Donald Blum                                                            --                      *
Angel Denis                                                         5,750/(10)/                *
Charles Firestone                                                   4,000/(11)/                *
Gregory French                                                         --                      *
C. Gabriel Haagensen                                               20,000/(12)/                *
John F. Kuntz                                                          --                      *
Linda A. Niro                                                       8,150/(13)/                *
Giacomo Novielli                                                    5,980/(14)/                *
Glenn H. Shell                                                     42,000/(15)/                *
Kenneth J. Wagner                                                   1,500/(16)/                *
Kevin J. Ward                                                      41,700/(17)/                *

   All directors and executive officers as a group (22)           476,644                      *

----------
*      Denotes less than 1%
/(1)/  Based upon 61,538,300 shares outstanding.
/(2)/ Includes 8,600 shares held in the Voluntary Fee Deferral Plan for the Board of Directors.
/(3)/ Includes 7,500 shares held in an individual retirement account, 5,000 shares held as custodian for Mr. Connor's minor children and 1,000 shares held by an adult child of Mr. Connor.
/(4)/ Includes 7,500 shares held by Mr. Fekete's spouse, 10,000 shares held by a custodian for a retirement account for Mr. Fekete's benefit, 2,000 shares held by Mr. Fekete's spouse as custodian for Mr. Fekete's son and 2,000 shares held by Mr. Fekete's daughter.
/(5)/ Includes 1,450 shares held by Mr. Hernandez's spouse in an individual retirement account.
/(6)/  Includes 200 shares held by Mr. Jackson's spouse.
                                         (footnotes continued on following page)

/(7)/ Includes 1,000 shares held by Mr. Pantozzi as custodian for his grandchildren, 2,000 shares held by Mr. Pantozzi's spouse, 22,000 shares held by Mr. Pantozzi through the Supplemental Executive Retirement Plan and 6,200 shares held by Mr. Pantozzi through the Employee Savings Incentive Plan.
/(8)/ Includes 4,464, shares held by Mr. Scott in an individual retirement account, 3,341 shares held by Mr. Scott's spouse in an individual retirement account and 33,700 shares held in the Voluntary Fee Deferral Plan for the Board of Directors.
/(9)/ Includes 2,000 shares held by Mr. Sheenan's spouse, 200 shares held by Mr. Sheenan's daughter and 30,189 shares held in the Voluntary Fee Deferral Plan for the Board of Directors.
/(10)/ Includes 5,000 shares held by Mr. Denis through the Employee Savings
       Incentive Plan.
/(11)/ All of Mr. Firestone's shares are held through the Employee Savings
       Incentive Plan.
/(12)/ All of Mr. Haagensen's shares are held through the Employee Savings
       Incentive Plan.
/(13)/ Includes 6,000 shares held by Ms. Niro through the Employee Savings
       Incentive Plan.
/(14)/ Includes 5,000 shares held by Mr. Novielli through the Employee Savings
       Incentive Plan and 380 shares held by Mr. Novielli's spouse as custodian for Mr. Novielli's children.
/(15)/ Includes 22,500 shares held by Mr. Shell in an individual retirement account, 7,500 shares held by Mr. Shell's spouse, 10,000 shares held through the Employee Savings Incentive Plan and 2,000 shares held in the Supplemental Executive Retirement Plan.
/(16)/ All of Mr. Wagner's shares are held through the Employee Savings
       Incentive Plan.
/(17)/ Includes 30,000 shares held by Mr. Ward through the Employee Savings
       Incentive Plan, 2,400 shares held by Mr. Ward through the Supplemental Executive Retirement Plan and 3,800 shares held by Mr. Ward's spouse.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Provident Bank does not originate loans for members of its Board of Directors. There is one residential mortgage loan outstanding to a current Board member that was originated prior to his service as a Board member.

         The Provident Bank adheres to relevant federal and state law for loans it makes to its executive officers. As of December 31, 2002, The Provident Bank had loans and loan commitments totaling $876,900 to its executive officers.

         The Provident Bank retains the law firm of Reed Smith LLP to perform legal services from time to time. Director Connor is a partner at Reed Smith LLP.

ITEM 14.     CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Provident Financial Services, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no significant changes in Provident Financial Services, Inc.'s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)   Financial Statements

         .    Independent Auditors' Report

         .    Consolidated Statements of Condition, December 31, 2002 and 2001

         . Consolidated Statements of Income, Years Ended December 31, 2002, 2001 and 2000

         . Consolidated Statements of Changes in Equity, Years Ended December 31, 2002, 2001 and 2000

         . Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000

         .    Notes to Consolidated Financial Statements.

         (a)(2)   Financial Statement Schedules

                  No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits

                  3.1 Certificate of Incorporation of Provident Financial Services, Inc.*

                  3.2      Bylaws of Provident Financial Services, Inc.*

                  4.1 Form of Common Stock Certificate of Provident Financial Services, Inc. *

                  10.1 Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers.*

                  10.2 Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.*

                  10.3     Employee Savings Incentive Plan*

                  10.4     Employee Stock Ownership Plan*

                  10.5     Supplemental Executive Retirement Plan, as amended*

                  10.6     Supplemental Executive Savings Plan, as amended*

                  10.7 Retirement Plan for the Board of Directors of The Provident Bank, as amended*

                  10.8 The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan*

                  10.9 Voluntary Bonus Deferral Plan for the Chairman, as amended*

                  10.10    Voluntary Bonus Deferral Plan, as amended*

                  21       Subsidiaries of the Registrant

                  23       Consent of KPMG LLP

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  ----------
                  * Filed as exhibits to the Company's Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).

         (b)      Reports on Form 8-K:

                  On December 23, 2002, Provident Financial Services, Inc. filed a report on Form 8-K relating to press releases issued on litigation concerning The Provident Bank's Plan of Conversion.

         (c)      The exhibits listed under (a)(3) above are filed herewith.

         (d)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PROVIDENT FINANCIAL SERVICES, INC.

Date: March 26, 2003         By: /s/ Paul M. Pantozzi
                                 -----------------------------------------------
                                 Paul M. Pantozzi
                                 Chairman, Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Paul M. Pantozzi                   By:   /s/ Linda A. Niro
      ------------------------------------         -----------------------------
      Paul M. Pantozzi, Chairman,                  Linda A. Niro, Senior Vice
      Chief Executive Officer and President        President and Chief Financial
      (Principal Executive Officer)                Officer (Principal Financial
                                                   and Accounting Officer)

Date: March 26, 2003                         Date: March 26, 2003

By:   /s/ J. Martin Comey                    By:   /s/ Geoffrey M. Connor
      ------------------------------------         -----------------------------
      J. Martin Comey, Director                    Geoffrey M. Connor, Director

Date: March 26, 2003                         Date: March 26, 2003

By:   /s/ Frank L. Fekete                    By:   /s/ Carlos Hernandez
      ------------------------------------         -----------------------------
      Frank L. Fekete, Director                    Carlos Hernandez, Director

Date: March 26, 2003                         Date: March 26, 2003

By:   /s/ William T. Jackson                 By:   /s/ David Leff
      ------------------------------------         -----------------------------
      William T. Jackson, Director                 David Leff, Director

Date: March 26, 2003                         Date: March 26, 2003

By:   /s/ Arthur M. McConnell                By:   /s/ Edward O'Donnell
      ------------------------------------         -----------------------------
      Arthur M. McConnell, Director                Edward O'Donnell, Director

Date: March 26, 2003                         Date: March 26, 2003

By:   /s/ Daniel T. Scott                    By:   /s/ Thomas E. Sheenan
      ------------------------------------         -----------------------------
      Daniel T. Scott, Director                    Thomas E. Sheenan, Director

Date: March 26, 2003                         Date: March 26, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Paul M. Pantozzi, Chairman, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of Provident Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                   /s/ Paul M. Pantozzi
---------------------            -----------------------------------------------
Date                             Paul M. Pantozzi
                                 Chairman, Chief Executive Officer and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Linda A. Niro, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Provident Financial Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                 /s/ Linda A. Niro
----------------------         -------------------------------------------------
Date                           Linda A. Niro
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

                  3.1 Certificate of Incorporation of Provident Financial Services, Inc.*

                  3.2      Bylaws of Provident Financial Services, Inc.*

                  4.1 Form of Common Stock Certificate of Provident Financial Services, Inc. *

                  10.1 Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers.*

                  10.2 Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.*

                  10.3     Employee Savings Incentive Plan*

                  10.4     Employee Stock Ownership Plan*

                  10.5     Supplemental Executive Retirement Plan, as amended*

                  10.6     Supplemental Executive Savings Plan, as amended*

                  10.7 Retirement Plan for the Board of Directors of The Provident Bank, as amended*

                  10.8 The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan*

                  10.9 Voluntary Bonus Deferral Plan for the Chairman, as amended*

                  10.10    Voluntary Bonus Deferral Plan, as amended*

                  21       Subsidiaries of the Registrant

                  23       Consent of KPMG LLP

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  ----------
                  * Filed as exhibits to the Company's Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).