Form 10-Q
period 2003-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2003-05-12
CIK 1178970

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from ___________________ to ______________________

                        Commission File Number: 001-31566

                       PROVIDENT FINANCIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      42-1547151
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)

  830 Bergen Avenue, Jersey City, New Jersey                    07306-4599
  ------------------------------------------                    ----------
   (Address of principal executive offices)                     (Zip Code)

                                 (201) 333-1000
               ---------------------------------------------------
               (Registrant's telephone number including area code)

   __________________________________________________________________________
   (Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES   X    NO ____
    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ____   NO   X
              -----

As of May 15, 2003, there were issued and outstanding 61,538,300 shares of the Registrant's Common Stock, par value $0.01 per share.

                       PROVIDENT FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

Item Number                                                                                              Page Number
-----------                                                                                              -----------
                                            PART I--FINANCIAL INFORMATION

    1.        Financial Statements:

              Consolidated Statements of Financial Condition
               as of March 31, 2003 (unaudited) and December 31, 2002..................................       3

              Consolidated Statements of Operations for
               the three months ended March 31, 2003 and 2002 (unaudited)..............................       4

              Consolidated Statements of Cash Flows for the
               three months ended March 31, 2003 and 2002 (unaudited)..................................       5

              Notes to Consolidated Financial Statements (unaudited)...................................       7

    2.        Management's Discussion and Analysis
               of Financial Condition and Results of Operations........................................      10

    3.        Quantitative and Qualitative Disclosures About Market Risk...............................      13

    4.        Controls and Procedures..................................................................      15

                                              PART II--OTHER INFORMATION

    1.        Legal Proceedings........................................................................      15

    2.        Changes in Securities and Use of Proceeds................................................      15

    3.        Defaults Upon Senior Securities..........................................................      16

    4.        Submission of Matters to a Vote of Security Holders......................................      16

    5.        Other Information........................................................................      16

    6.        Exhibits and Reports on Form 8-K.........................................................      17

Signatures.............................................................................................      18

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.....      19

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.....      20

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      Consolidated Statements of Condition
                March 31, 2003 (Unaudited) and December 31, 2002
                  (Dollars in Thousands, except per share data)

                             ASSETS                                                  March 31, 2003        December 31, 2002
                             ------                                                -----------------       -----------------
Cash and due from banks                                                            $          93,598       $         101,352
Federal funds sold                                                                            70,000                  73,000
Short-term investments                                                                        25,541                  90,503
                                                                                   -----------------       -----------------

    Total cash and cash equivalents                                                          189,139                 264,855
                                                                                   -----------------       -----------------

Investment securities (market value of $444,432 (unaudited) and $221,435 at
    March 31, 2003 and December 31, 2002, respectively)                                      435,466                 216,119

Securities available for sale, at fair value                                               1,287,473               1,242,118
Federal Home Loan Bank Stock                                                                  23,295                  13,356

Loans                                                                                      1,993,550               2,052,855
    Less allowance for loan losses                                                            21,016                  20,986
                                                                                   -----------------       -----------------
                     Net loans                                                             1,972,534               2,031,869
                                                                                   -----------------       -----------------

Banking premises and equipment, net                                                           43,948                  44,005
Accrued interest receivable                                                                   16,946                  15,842
Intangible assets                                                                             24,463                  25,405
Bank owned life insurance                                                                     68,461                  47,659
Other assets                                                                                  25,650                  17,980
                                                                                   -----------------       -----------------

                                 Total assets                                      $       4,087,375       $       3,919,208
                                                                                   =================       =================

                     LIABILITIES AND EQUITY
                     ----------------------
Deposits:
    Demand deposits                                                                $         681,683       $       1,269,421
    Savings deposits                                                                         926,593                 922,404
    Certificates of deposit of $100,000 or more                                              161,458                 160,867
    Other time deposits                                                                      862,869                 890,642
                                                                                   -----------------       -----------------
                   Total deposits                                                          2,632,603               3,243,334

Mortgage escrow deposits                                                                       9,971                   9,582
Borrowed funds                                                                               514,209                 323,081
Other liabilities                                                                             26,311                  17,202
                                                                                   -----------------       -----------------

                                 Total liabilities                                         3,183,094               3,593,199
                                                                                   -----------------       -----------------

Stockholders' Equity:
  Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued                     --                      --
  Common stock, $0.01 par value, 200,000,000 shares authorized;
  61,538,300 shares issued; 61,538,300 and 0 shares outstanding at
  March 31, 2003 and December 31, 2002, respectively                                             615                      --
Additional paid-in capital                                                                   604,999                      --
Retained earnings                                                                            307,668                 314,111
Accumulated other comprehensive income                                                        11,497                  11,898
  Less: Unallocated common stock held by Employee Stock Ownership Plan                       (20,498)                     --
                                                                                   -----------------       -----------------

                                 Total stockholders' equity                                  904,281                 326,009
                                                                                   -----------------       -----------------

                                 Total Liabilities and Stockholders' Equity        $       4,087,375       $       3,919,208
                                                                                   =================       =================

See accompanying notes to unaudited consolidated financial statements.

                PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
             Three Months ended March 31, 2003 and 2002 (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                 -------------------------------------
                                                                                     2003                     2002
                                                                                 ------------             ------------
Interest income:
    Real estate secured loans                                                    $     21,377             $     24,929
    Commercial loans                                                                    5,554                    3,964
    Consumer loans                                                                      4,812                    5,515
    Investment securities                                                               3,688                    1,368
    Securities available for sale                                                      11,753                    7,553
    Other short-term investments                                                           68                       28
    Federal funds                                                                         314                      336
                                                                                 ------------             ------------

               Total interest income                                                   47,566                   43,693
                                                                                 ------------             ------------

Interest expense:
    Deposits                                                                           12,151                   14,164
    Borrowed funds                                                                      2,768                    2,088
                                                                                 ------------             ------------

               Total interest expense                                                  14,919                   16,252
                                                                                 ------------             ------------

                         Net interest income                                           32,647                   27,441

Provision for loan losses                                                                 600                      600
                                                                                 ------------             ------------

                         Net interest income after provision for loan losses           32,047                   26,841
                                                                                 ------------             ------------

Non-interest income:
    Fees                                                                                4,053                    3,666
    Net gain (loss) on securities transactions                                           (392)                     981
    Commissions                                                                            71                      274
    Bank owned life insurance                                                             802                      697
    Other income                                                                          555                      417
                                                                                 ------------             ------------

               Total non-interest income                                                5,089                    6,035
                                                                                 ------------             ------------

Non-interest expense:
    Salaries and employee benefits                                                     12,025                   11,527
    Net occupancy expense                                                               3,410                    3,299
    Federal deposit insurance                                                             108                      104
    Data processing expense                                                             1,618                    1,550
    Advertising and promotion expense                                                     657                      718
    Amortization of intangibles                                                         1,195                      903
    Other operating expenses                                                            4,516                    3,950
    Contribution to The Provident Bank Foundation                                      24,000                       --
                                                                                 ------------             ------------

               Total non-interest expenses                                             47,529                   22,051
                                                                                 ------------             ------------

    Income (loss) before income tax (benefit) expense
    and the cumulative effect of a change in
    accounting principle                                                         $    (10,393)            $     10,825

Income tax (benefit) expense                                                           (3,950)                   3,382
                                                                                 ------------             ------------
    Income (loss) before the cumulative effect of a
                         change in accounting principle                                (6,443)                   7,443

Cumulative effect of a change in accounting principle, net of tax of $0                    --                     (519)
                                                                                 ------------             ------------

               Net income (loss)                                                 $     (6,443)            $      6,924
                                                                                 ============             ============

Basic (loss) per share                                                           $      (0.12)
Average basic shares outstanding (from date of conversion)                         60,130,912

See accompanying notes to unaudited consolidated financial statements.

                PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
             Three Months ended March 31, 2003 and 2002 (Unaudited)
                             (Dollars in Thousands)

                                                                                          Three months ended March 31
                                                                                        -------------------------------
                                                                                             2003               2002
                                                                                        ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                                     $     (6,443)      $      6,924
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Cash contributed to The Provident Bank Foundation                                       4,800                 --
       Depreciation and amortization of intangibles                                            2,628              2,775
       Provision for loan losses                                                                 600                600
       Deferred tax benefit                                                                   (8,455)            (4,345)
       Increase in cash surrender value of bank owned life insurance                            (802)              (697)
       Net amortization of premiums and discount on securities                                   (71)               (90)
       Accretion of net deferred loan fees                                                      (281)              (301)
       Amortization of premiums on purchased loans                                               182                248
       Net (gain) loss on investment securities transactions                                      20                 --
       Net (gain) on sale of loans                                                              (288)              (234)
       Proceeds from sale of loans                                                             1,618                 --
       Net loss (gain) on securities available for sale                                          372               (981)
       (Increase) decrease in accrued interest receivable                                     (1,104)               474
       Decrease in other assets                                                                5,659              2,903
       Increase in mortgage escrow deposits                                                      388                188
       Increase (decrease) in other liabilities                                                9,108             (4,101)
                                                                                        ------------       ------------

                    Net cash provided by operating activities                                  7,927              3,363
                                                                                        ------------       ------------

Cash flows from investing activities:
  Proceeds from maturities, calls and
    Paydowns of investment securities                                                         10,246              5,668
  Purchases of investment securities                                                        (229,915)            (9,825)
  Proceeds from sales of securities
    Available for sale                                                                        24,987                 --
  Proceeds from maturities and paydowns of securities available for sale                     521,420             37,222
  Purchases of securities available for sale                                                (593,203)          (166,920)
  Purchase of Bank Owned Life Insurance                                                      (20,000)                --
  Net decrease in loans                                                                       57,877             59,780
  Purchases of premises and equipment, net                                                    (1,368)            (1,426)
                                                                                        ------------       ------------

                    Net cash used in investing activities                                   (229,956)           (75,501)
                                                                                        ------------       ------------
                                                                                                              Continued

                PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows, continued
             Three Months ended March 31, 2003 and 2002 (Unaudited)
                             (Dollars in Thousands)

                                                                                                        Three months ended March 31
                                                                                                      ------------------------------
                                                                                                           2003           2002
                                                                                                      --------------  --------------
Cash flows from financing activities:
    Net (decrease) increase in deposits                                                                $  (610,731)   $   110,182
    Proceeds from sale of stock, net                                                                       586,414             --
    Purchase of ESOP shares, net                                                                           (20,498)            --
    Proceeds from FHLB Advances                                                                            207,350         10,000
    Payments on FHLB Advances                                                                               (9,315)       (16,348)
    Net (decrease) in Retail
       Repurchase Agreements                                                                                (6,907)        (5,049)
                                                                                                       -----------    -----------

                   Net cash provided by
                      financing activities                                                                 146,313         98,785
                                                                                                       -----------    -----------

                   Net (decrease) increase in
                      cash and cash equivalent                                                             (75,716)        26,647

Cash and cash equivalents at beginning of period                                                           264,855        107,403
                                                                                                       -----------    -----------

Cash and cash equivalents at end of period                                                             $   189,139    $   134,050
                                                                                                       ===========    ===========

Cash paid during the period for:
    Interest on deposits and borrowings                                                                $    14,933    $    16,212
                                                                                                       ===========    ===========

    Income taxes                                                                                       $       773    $     1,800
                                                                                                       ===========    ===========

Noncash investing activities:
    Transfer of loans receivable to
    other real estate owned                                                                            $        --    $       191
                                                                                                       ===========    ===========

    Transfer of conversion proceeds held in
    escrow deposits to stockholder's equity                                                            $   525,989    $        --
                                                                                                       ===========    ===========

    Common stock contributed to The
    Provident Bank Foundation                                                                          $    19,200    $        --
                                                                                                       ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. (the "Company") and its wholly-owned subsidiary, The Provident Bank (the "Bank"). Financial Statements as of December 31, 2002 and earlier are for the Bank.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Certain information and note disclosures normally included in financial statements and prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2002 Annual Report to Stockholders on Form 10-K.

Note 2. Plan of Conversion

On April 26, 2002, the Board of Managers of the Bank approved a Plan of Conversion which provided for the conversion of the Bank from a New Jersey-chartered mutual savings bank to a New Jersey-chartered stock savings bank, pursuant to the rules and regulations of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Plan provided for the formation of the Company, which now owns 100% of the common stock of the Bank.

On January 15, 2003, Provident Financial Services, Inc. became the holding company for the Bank in connection with the completion of the conversion of the Bank to a stock-chartered savings bank. The Company issued 59,618,300 shares of its common stock in a subscription offering to the Bank's eligible depositors and the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP acquired 576,634 shares of common stock in the conversion and purchased an additional 995,300 shares of common stock at an average price of $15.22 per share between January 16, 2003 and March 31, 2003.

The Company acquired 100% of the stock of the Bank in exchange for 50% of the net conversion proceeds ($586.2 million) and retained the remaining net proceeds ($293.1 million) at the holding company level. Concurrent with the completion of the conversion, $4.8 million in cash and 1.92 million shares of common stock were contributed by the Company to The Provident Bank Foundation. This stock and cash contribution was recorded as a one time $24.0 million expense in the first quarter operating results and an increase to capital stock and paid in capital was recorded for $19.2 million. The Company recorded a tax benefit of $8.4 million related to the contribution expense and a corresponding increase to its deferred tax assets.

The contribution of cash and common stock to The Provident Bank Foundation is tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. The Company is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made.

Note 3. Impact of Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions - an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9."

This statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 are effective October 1, 2002. The Bank has previously purchased deposits of other financial institutions and recorded a core deposit intangible. This Statement will have no effect on the accounting or amortization of the recorded intangible asset.

On July 20, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Bank adopted Statement No. 142 effective January 1, 2002. In 2002, the Bank determined that the carrying amount of $519,000 of goodwill related to the acquisition of a mortgage banking company was impaired, and recognized the impairment charge as a cumulative effect of a change in accounting principle in accordance with Statement No. 142.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of the Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of this standard did not have a significant impact on the Company's financial statements.

Note 4. Comprehensive Income

For the three month periods ended March 31, 2003 and 2002, total comprehensive income (loss), representing net income (loss) plus or minus other items recorded directly in equity, such as the change in unrealized gains or losses on securities available for sale amounted to ($6,844,000) and $3,119,000, respectively.

Note 5. Loss per Share

The basic (loss) per share is calculated by dividing the results of operations of ($7,423,000) by the weighted average shares outstanding from January 15, 2003, the date the Bank completed its Plan of Conversion, through March 31, 2003.

Note 6. Loans and Allowance for Loan Loss

Loans receivable at March 31, 2003, (unaudited) and December 31, 2002, are summarized as follows (in thousands):

                                               March 31,      December 31,
                                                 2003            2002
                                              -----------    -----------
        Mortgage loans:
          Residential                         $   702,307    $   699,469
          Commercial                              423,727        437,676
          Multifamily                              77,546         77,006
          Commercial construction                  92,668         96,028
                                              -----------    -----------

                  Total mortgage loans          1,296,248      1,310,179
                                              -----------    -----------

        Mortgage warehouse loans                  231,574        276,383
        Commercial loans                          190,586        189,983
        Consumer loans                            274,577        275,812
                                              -----------    -----------

                  Total loans                     696,737        742,178
                                              -----------    -----------

        Premium on purchased loans                  2,130          2,123
        Less net deferred fees                      1,565          1,625
                                              -----------    -----------

                                              $ 1,993,550    $ 2,052,855
                                              ===========    ===========

The activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 (in thousands):

                                               Three months ended
                                                    March 31,
                                             ----------------------
                                                2003         2002
                                             ---------   ----------
                                                  (Unaudited)

    Balance at beginning of period           $  20,986   $   21,909
    Provision charged to operations                600          600
    Recoveries of loans previously
     charged off                                   161          232
    Loans charged off                              731        1,059
                                             ---------   ----------

    Balance at end of period                 $  21,016   $   21,682
                                             =========   ==========

Note 7. Deposits

Deposits at March 31, 2003, (unaudited) and December 31, 2002, are summarized as follows (in thousands):

                                               March 31,       December 31,
                                                 2003             2002
                                            -------------     -----------

      Savings deposits                      $     926,593     $   922,404
      Money market accounts                       100,165         101,489
      NOW accounts                                293,670         309,281
      Non-interest bearing deposits               287,848         332,662
      Conversion escrow account                         -         525,989
      Certificates of deposits                  1,024,327       1,051,509
                                            -------------     -----------

                                            $   2,632,603     $ 3,243,334
                                            =============     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets at March 31, 2003 increased $168.2 million or 4.29% to $4.1 billion compared to $3.9 billion at December 31, 2002. This change in assets is primarily attributable to increases in securities held to maturity and available for sale and other assets, that were partially offset by decreases in cash and cash equivalents and net loans.

Net loans at March 31, 2003 decreased $59.3 million or 2.92% to $1.97 billion compared to $2.03 billion at December 31, 2002. Residential mortgage loans increased $2.8 million or 0.41% to $702.3 million for the three months ended March 31, 2003 compared to $699.5 million at December 31, 2002. Residential mortgage loan originations totaled $97.8 million, repayments (excluding scheduled amortization) totaled $83.5 million and residential loans sales totaled $1.6 million for the quarter ended March 31, 2003, compared to originations of $118.0 million, repayments (excluding scheduled amortization) of $118.8 million and residential loan sales of $15.2 million in the fourth quarter of 2002. Commercial real estate loans decreased $13.9 million or 3.19% to $423.7 million at March 31, 2003 compared to $437.7 million at December 31, 2002. Multi-family loans increased $540,000 to $77.5 million at March 31, 2003 compared to $77.0 million at December 31, 2002. Construction loans decreased $3.4 million or 3.5% to $92.7 million at March 31, 2003 compared to $96.0 million at December 31, 2002. Long-term interest rates, which have remained at historically low levels, have contributed to the continued high volume of refinance activity in all real estate secured loans. Commercial loans increased $603,000 or 0.32% to $190.6 million at March 31, 2003 compared to $190.0 million at December 31, 2002. Mortgage warehouse loans decreased $44.8 million or 16.22% to $231.6 million at March 31, 2003 compared to $276.4 million at December 31, 2002. The decrease in mortgage warehouse loans was the result of lower fixed rate loan origination volume and line usage by mortgage bankers. Consumer loans decreased $1.2 million or 0.45% to $274.6 million at March 31, 2003 compared to $275.8 million at December 31, 2002. Retail loans, which consist of 1 - 4 family residential mortgages and consumer loans, such as fixed rate home equity loans and lines of credit, totaled $976.9 million and accounted for 49.03% of the loan portfolio at March 31, 2003 compared to $975.3 million or 47.53% of the portfolio at December 31, 2002. Commercial loans, consisting of commercial real estate, multi-family, construction, mortgage warehouse and commercial loans, totaled $1.016 billion, accounting for 50.97% of the loan portfolio at March 31, 2003 compared to $1.077 billion or 52.47% at December 31, 2002.

Total non-performing loans totaled $6.5 million at March 31, 2003 compared to $8.5 million at December 31, 2002 and $5.5 million at March 31, 2002. Non-performing assets were $6.5 million and $8.5 million at March 31, 2003 and December 31, 2002, respectively, compared to $5.7 million at March 31, 2002. Total non-performing loans as a percentage of total loans were 0.33% at March 31, 2003 compared to 0.41% at December 31, 2002 and 0.29% at March 31, 2002. The allowance for loan losses as a percentage of non-performing loans was 323.37% at March 31, 2003 compared to 246.55% at December 31, 2002 and 392.93% at March 31, 2002. The allowance for loan losses as a percentage of total loans increased 3 basis points to 1.05% at March 31, 2003 compared to 1.02% at December 31, 2002 and decreased 6 basis points from 1.11% at March 31, 2002.

The calculation of the allowance for loan losses is a critical accounting policy of the Bank. Provisions for loan losses will continue to be based upon the assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Investment securities held to maturity increased $219.3 million or 101.49% to $435.5 million at March 31, 2003, compared to $216.1 million at December 31, 2002. The increase in the held to maturity portfolio was attributable to the purchase of $200 million in mortgage backed securities with funds borrowed from the Federal Home Loan Bank during the quarter ended March 31, 2003, as part of a leverage strategy. Securities available for sale increased $45.4 million or 3.65% to $1.29 billion at March 31, 2003 compared to $1.24 billion at December 31, 2002. The increase in the available for sale portfolio can be attributed primarily to the re-investment of principal prepayments on loans.

Cash and cash equivalents decreased $75.7 million or 28.59% to $189.1 million at March 31, 2003 from $264.9 million at December 31, 2002. Short-term investments decreased $65.0 million or 71.78% to $25.5 million at March 31, 2003 from $90.5 million at December 31, 2002. This decrease is primarily attributable to the purchase of $20.0 million in Bank Owned Life Insurance and the purchase of stock for the ESOP totaling $20.5 million.

Bank Owned Life Insurance increased $20.8 million or 43.65% to $68.5 million at March 31, 2003, compared to $47.7 million at December 31, 2002, as a result of an additional $20.0 million purchase. Other assets increased $7.7 million or 42.66% to $26.7 million at March 31, 2003 compared to $18.0 million at December 31, 2002. This increase was primarily attributable to an increase of $8.5 million in deferred tax assets as a result of the tax benefit associated with the contribution to The Provident Bank Foundation.

Total deposits decreased $610.7 million or 18.83% to $2.6 billion at March 31, 2003 from $3.2 billion at December 31, 2002. Total core deposit accounts, consisting of all savings and demand deposit accounts, decreased $583.5 million or 26.62% to $1.61 billion at March 31, 2003 from $2.19 billion at December 31, 2002. The largest decrease was in demand deposit accounts, which decreased $587.7 million or 46.30% to $681.7 million at March 31, 2003 from $1.27 billion at December 31, 2002. This decrease is primarily attributable to the funds held in the conversion escrow account totaling $526 million that were held for the purchase of Provident Financial Services, Inc. common stock. Savings deposits increased $4.2 million or 0.45% to $926.6 million at March 31, 2003 compared to $922.4 million at December 31, 2002. Total certificates of deposit decreased $27.2 million or 2.59% to $1.02 billion at March 31, 2003 compared to $1.05 billion at December 31, 2002.

Total borrowed funds increased $191.1 million or 59.16% to $514.2 million at March 31, 2003 from $323.1 million at December 31, 2002. Federal Home Loan Bank borrowings increased $198.0 million or 74.13% to $465.1 million at March 31, 2003 compared to $267.1 million at December 31, 2002. During the first quarter, the Company continued implementing a leverage strategy, borrowing $200 million from the Federal Home Loan Bank and investing the proceeds in mortgage backed securities.

Total stockholders' equity increased $578.3 million or 177.38% to $904.3 million at March 31, 2003 compared to $326.0 million at December 31, 2002. This increase was primarily due to an increase in additional paid in capital in the amount of $605.6 million as a result of the sale of stock in the conversion. This was partially offset by a reduction in equity of $20.5 million for the purchase of stock for the ESOP and a reduction of $6.4 million in retained earnings.

Liquidity and Capital Resources. The Bank's sources of funds are primarily from deposits, scheduled amortization of loans, loan repayments, scheduled maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortizations are fairly predictable sources of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. An additional source of liquidity that is available to the Bank, should the need arise, is a $100.0 million overnight line of credit from the Federal Home Loan Bank of New York. As of March 31, 2003 and December 31, 2002, the Bank did not have any outstanding borrowings against its overnight line of credit.

Cash needs for the three months ended March 31, 2003 were provided primarily from proceeds from Federal Home Loan Bank borrowings and principal payments on loans and mortgage-backed securities. The cash was used primarily to purchase securities for the investment portfolio and bank-owned life insurance.

As of March 31, 2003, the Bank exceeded all regulatory capital requirements as follows:

                                                                        As of March 31, 2003
                                                 --------------------------------------------------------------------
                                                                               Capital
                                                 --------------------------------------------------------------------
                                                             Required                             Actual
                                                 ----------------------------------    ------------------------------
                                                                      Percent of                         Percent of
                                                    Amount            Assets (1)         Amount          Assets (1)
                                                   --------         --------------     -----------      -------------
                                                                       (Dollars in Thousands)
Regulatory Tier 1 leverage capital.............     $  157,257          4.0%           $  870,231          22.14%
Tier 1 risk-based capital......................         94,653          4.0               870,231          36.78
Total risk-based capital.......................        189,307          8.0               891,328          37.67

_____________
(1) For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

General. For the three months ended March 31, 2003, the Company reported a net loss of $6.4 million compared to net income of $6.9 million for the three months ended March 31, 2002. The net loss for the first quarter of 2003 was due to the one time expense associated with the $15.6 million, net of tax, contribution to The Provident Bank Foundation. For the quarter ended March 31, 2003 basic (loss) per share was $(0.12), which includes the results of operations from January 15, 2003, the date the Bank's conversion to a stock savings bank was completed, through March 31, 2003.

Net Interest Income. Total net interest income increased $5.2 million or 18.98% to $32.6 million for the quarter ended March 31, 2003 compared to $27.4 million for the quarter ended March 31, 2002. Interest income for the first quarter of 2003 increased $3.9 million or 8.86% to $47.6 million compared to $43.7 million for the comparable quarter in 2002. Interest expense decreased $1.3 million or 8.20% to $14.9 million for the quarter ended March 31, 2003 compared to $16.3 million for the quarter ended March 31, 2002. Net interest margin decreased 52 basis points to 3.50% for the quarter ended March 31, 2003 compared to 4.02% for the quarter ended March 31, 2002 and the net interest margin decreased 48 basis points compared to 3.98% for the year ended December 31, 2002. The interest rate spread decreased 68 basis points to 2.93% at March 31, 2003, compared to 3.61% for the comparable quarter in 2002 and the interest rate spread decreased 82 basis points from 3.75% for the year ended December 31, 2002. The decrease in the net interest margin and net interest spread is attributable to the temporary investment of conversion proceeds in short-term U.S. Treasury Bills and the re-investment of cash flows from higher yielding loans and mortgage backed securities in loans and securities that have lower current rates.

The increase in interest income was primarily attributable to increases in income on investment securities held to maturity and securities available for sale. Income on investment securities held to maturity increased $2.3 million or 169.59% to $3.7 million at March 31 2003 compared to $1.4 million at March 31, 2002. This increase is attributable to leverage transactions totaling $300.0 million that were completed in December 2002 and January and February 2003. Securities that were purchased with the proceeds from Federal Home Loan Bank borrowings were designated as held to maturity. Income on securities available for sale increased $4.2 million or 55.61% to $11.8 million for the three months ended March 31, 2003 compared to $7.6 million for the three months ended March 31, 2002. The increase in income on securities available for sale was primarily attributable to the growth in the investment portfolio from cash flows from the lending portfolios, deposit inflows and the investment of conversion proceeds.

Interest paid on deposit accounts decreased $2.0 million or 14.21% to $12.2 million for the quarter ended March 31, 2003 compared to $14.2 million for the quarter ended March 31, 2002. Reductions in interest rates on all deposit products contributed to the decline in interest expense. Interest rates on maturing certificates of deposits are renewing at lower current interest rates. The average cost of interest bearing liabilities decreased 62 basis points to 2.17% at March 31, 2003 compared to

2.79% at March 31, 2002. Interest expense on borrowed funds increased $680,000 or 32.57% to $2.8 million for the three months ended March 31, 2003 compared to $2.1 million at March 31, 2002. This increase in expense on borrowed funds is attributable to the increase in borrowings from the Federal Home Loan Bank as part of a leverage strategy.

Provision for Loan Losses. The Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experiences, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower's ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or events change. Management assesses the allowance for loan losses on a quarterly basis and makes provision for loan losses in order to maintain the adequacy of the allowance. For the three months ended March 31, 2003 and March 31, 2002 the provision for loan losses was $600,000. Net charge offs for the three months ended March 31, 2003 were $569,000 compared to net charge offs of $827,000 for the three months ended March 31, 2002. The allowance for loan losses was $21.0 million or 1.05% of total loans at March 31, 2003 compared to $21.7 million or 1.11% of total loans at March 31, 2002 and $21.0 million or 1.02% of total loans at December 31, 2002. At March 31, 2003, the allowance for loan losses as a percentage of non-performing loans decreased to 323.37% from 392.93% at March 31, 2002 and increased from 246.55% at December 31, 2002.

Non-Interest Income. Non-interest income decreased $946,000 to $5.1 million for the quarter ended March 31, 2003 compared to $6.0 million for the comparable period in 2002. For the three months ended March 31, 2003, the Company recorded a net loss of $392,000 on available for sale securities compared to a net gain of $981,000 for the comparable period in 2002, due primarily to a gain of $959,000 in the 2002 quarter related to the receipt of stock as the result of an insurance company demutualization. The net (loss) on available for sale securities is attributable to the net gain or (loss) recorded monthly on paydowns on mortgage backed securities. Fees on retail and business accounts increased $387,000 or 10.56% to $4.1 million for the three months ended March 31, 2003 compared to $3.7 million for the three months ended March 31, 2002. Other retail fees, such as wire transfer fees and safe deposit box rental fees, increased $138,000 or 33.10% to $555,000 at March 31, 2003 compared to $417,000 for the comparable period in 2002.

Non-Interest Expense. Non-interest expense increased $25.5 million or 115.54% to $47.5 million for the quarter ended March 31, 2003 compared to $22.1 million for the comparable quarter in 2002. On January 15, 2003, the Company contributed $24 million in cash and stock to The Provident Bank Foundation, accounting for the increase in non-interest expense. Excluding this charge, the efficiency ratio decreased to 61.71% at March 31, 2003 compared to 67.86% at March 31, 2002. Salary and benefit expense increased $498,000 or 4.32% to $12.0 million for the three months ended March 31, 2003 compared to $11.5 million for the three months ended March 31, 2002. Amortization of intangibles increased $292,000 or 32.34% to $1.2 million for the three months ended March 31, 2003 compared to $903,000 at March 31, 2002. This increase was attributable to the amortization of the core deposit intangible associated with the acquisition of two branch offices from another financial institution in September 2002. Net occupancy expenses increased $111,000 or 3.36% to $3.4 million at March 31, 2003, compared to $3.3 million at March 31, 2002. Other operating expenses increased $566,000 or 14.33% to $4.5 million at March 31, 2003, compared to $4.0 million at March 31, 2002. This increase was attributable to a $466,000 increase in corporate insurance, primarily due to increases in Directors and Officers liability insurance premiums and $332,000 in miscellaneous charges. This was partially offset by a $109,000 or 21.25% decrease in consultant expense.

Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2003 was $4.0 million compared to income tax expense of $3.4 million for the three months ended March 31, 2002. The tax benefit was due to the pretax loss that was recorded as a result of the contribution to the charitable foundation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Analysis. Interest rate risk is the exposure of a bank's current and future earnings and capital arising from adverse movements in interest rates. The Bank's most significant risk exposure is interest rate risk. The guidelines of the Bank's interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, twenty and thirty year fixed-rate mortgage loans may be sold at origination. Commercial real estate loans generally have interest rates that reset in five years and other commercial loans such as construction loans, commercial lines of credit and mortgage warehouse loans reset with changes in the prime rate, the federal funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less and mortgage-backed securities have weighted average lives between three and five years.

The Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix, various interest rate scenarios and the impact of those changes on projected net interest income and net income.

The Bank's strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. A consistent focus on core deposit accounts has led to a shift in the funding base to less interest rate sensitive liabilities. The Bank's ability to retain maturing certificate of deposit accounts is the result of our strategy to remain competitively priced within our marketplace, typically within the upper quartile of rates offered by our competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Bank to fund operations through alternative sources, primarily by accessing short-term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to limits for acceptable change.

The following sets forth the result of the net interest income model as of March 31, 2003.


                Change in Interest                               Net Interest Income
                Rates in Basis Points           Amount ($)           Change ($)           Change (%)
                                                ----------           ----------           ----------
                (Rate Shock)                                    (Dollars in thousands)
                ------------                                    ----------------------
                       -100                     $ 161,961           $  5,695                3.64%
                      Static                      156,266                 --                  --
                       +100                       147,793             (8,473)              (5.42)%
                       +200                       138,769            (17,497)             (11.20)%
                       +300                       129,423            (26,843)             (17.18)%


The above table indicates that as of March 31, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, based on a twelve month forward projection, net interest income would decrease 11.20% or $17.5 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 3.64% or $5.7 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2003.

                                                                               Present Value of Equity
                                                                               as Percent of Present
                                          Present Value of Equity                 Value of Assets
                                          -----------------------                 ---------------
                                                                         Percent
              Change in             Dollar       Dollar     Percent       Value   Present
            Interest Rates          Amount       Change     Change        Ratio   Change
                                    ------       ------     ------        -----   ------
            (Basis Points)               (Dollars in thousands)
            --------------               ----------------------
                 -100            $1,134,028  $   26,797       2.42%       26.06%    1.34%
                 Flat             1,107,231          --         --        25.72%      --
                 +100             1,042,502     (64,729)     (5.85)%      24.69%   (3.99)%
                 +200               977,473    (129,758)    (11.72)%      23.62%   (8.17)%
                 +300               913,407    (193,824)    (17.51)%      22.51%  (12.46)%

The above table indicates that as of March 31, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 11.72% or $129.8 million. If rates were to decrease 100 basis points, the model forecasts a 2.42% or $26.8 million increase in the present value of equity.

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

Item 4.  Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no significant changes in Provident Financial Services, Inc.'s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds.

On April 26, 2002, the Board of Managers of the Bank approved the Plan of Conversion, which provided for the conversion of the Bank from a New Jersey-chartered mutual savings bank to a New Jersey-chartered stock savings bank, pursuant to the rules and regulations of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Plan of Conversion provided for the formation of Provident Financial Services, Inc., which would own 100% of the common stock of the Bank following the conversion. The Company's Registration Statement on Form S-1, as amended (Registration No. 333-98241), which registered 61.5 million shares of common stock (par value $0.01 per share) at $10.00 per share for an aggregate price of $615 million, was declared effective by the Securities and Exchange Commission on November 12, 2002. The Bank received approval of the Plan of Conversion from the New Jersey Commissioner of Banking and Insurance. The Federal Deposit Insurance Corporation, the New Jersey Commissioner of Banking and Insurance and the Federal Reserve Board approved the establishment of Provident Financial Services, Inc. The Plan of Conversion was approved at a Special Meeting of Depositors on January 7, 2003.

On January 15, 2003, the Bank completed the conversion, and the Bank became a wholly owned subsidiary of Provident Financial Services, Inc. In the subscription stock offering to eligible depositors of the Bank and the ESOP, the Company sold 59.6 million shares of its common stock at $10.00 per share for gross proceeds totaling $596.2 million and net proceeds of $586.2 million after deducting $10.0 million of expenses related to the stock offering. Sandler O'Neill and Partners, L.P. advised the Company in the stock offering. Provident Financial Services, Inc.'s common stock commenced trading on January 16, 2003, on the New York Stock Exchange under the symbol "PFS". At December 31, 2002, Provident Financial Services, Inc. had no assets or liabilities and had no business operations. Currently, the Company's activities consist solely of managing the Bank and investing its portion of the net proceeds received in the subscription offering.

In connection with the Bank's commitment to its community, the Plan of Conversion provided for the establishment of a charitable foundation as part of the conversion. The Company contributed to the foundation cash of $4.8 million and 1.92 million of authorized but unissued shares of common stock which amounted to $24 million in aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock in the first quarter of 2003 of $15.6 million.

Upon completion of the Plan of Conversion, a "liquidation account" was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to "eligible account holders" and "supplemental eligible account holders," as defined in the Plan of Conversion, who continue to maintain deposits in the Bank after the conversion.

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

The proceeds from the conversion have been initially invested in liquid short-term government securities and mortgage-backed securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Depositors of the Bank approved the Plan of Conversion at a Special Meeting of Depositors on January 7, 2003.

Item 5.  Other Information.

As previously reported in the Company's Annual Report on Form 10-K, the Federal Deposit Insurance Corporation recently completed an examination relating to the Bank's compliance with various federal banking regulations, which examination was unrelated to safety and soundness. In response to the report of examination relating to the Bank's compliance with various federal banking regulations, the Bank's Board of Directors has adopted resolutions delivered to the Federal Deposit Insurance Corporation that direct management to take corrective action to address the findings of the Federal Deposit Insurance Corporation and that confirm the oversight obligations of the Board of Directors. The resolutions adopted by the Board of Directors provide for the Bank to make quarterly reports to the Federal Deposit Insurance Corporation regarding corrective actions taken, including the development and implementation of procedures to verify the accuracy of the Bank's reporting of Home Mortgage Disclosure Act data. Management believes that significant corrective actions have been taken to date to improve the Bank's overall regulatory compliance program and further corrective actions will be implemented. The Federal Deposit Insurance Corporation will monitor the Bank's ongoing efforts to take corrective actions and to improve the Bank's overall compliance program. Assuming compliance with the corrective actions outlined in the resolutions, further regulatory action regarding the Bank's ongoing regulatory compliance program is not anticipated.

Item 6.  Exhibits and Reports on Form 8-K.

The following exhibits are filed herewith:

3.1      Certificate of Incorporation of Provident Financial Services, Inc.*

3.2      Bylaws of Provident Financial Services, Inc.*

4.1      Form of Common Stock Certificate of Provident Financial Services, Inc.*

10.1 Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers*

10.2 Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers*

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

10.8 The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan*

10.9     Voluntary Bonus Deferral Plan for the Chairman, as amended*

10.10    Voluntary Bonus Deferral Plan, as amended*

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________
* Filed as exhibits to Provident Financial Services, Inc.'s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).

(b)      Reports on Form 8-K

On January 28, 2003, Provident Financial Services, Inc. filed a Current Report on Form 8-K that included a press release relating to December 31, 2002 quarter- and year-end earnings of Provident Financial Services, Inc. and The Provident Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROVIDENT FINANCIAL SERVICES, INC.

Date: May 9, 2003                            By: /s/ Paul M. Pantozzi
                                                 ---------------------------
                                                 Paul M. Pantozzi
                                                 Chairman, Chief Executive
                                                 Officer and President

Date: May 9, 2003                            By: /s/ Linda A. Niro
                                                 ---------------------------
                                                 Linda A. Niro
                                                 Senior Vice President and Chief
                                                 Financial Officer

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

May 9, 2003                                    /s/ Paul M. Pantozzi
-------------------------                      ---------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 9, 2003                                     /s/ Linda A. Niro
-------------------------                       --------------------------------
Date                                            Linda A. Niro
                                                Senior Vice President and Chief
                                                Financial Officer