Form 10-Q
period 2003-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2003-08-13
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File Number:  001-31566

PROVIDENT FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1547151

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

830 Bergen Avenue, Jersey City, New Jersey	07306-4599

(Address of principal executive offices)	(Zip Code)

(201) 333-1000

(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☐	NO ☒

As of July 31, 2003  there were issued and outstanding 61,538,300 shares of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
 Consolidated Statements of Financial Condition
June 30, 2003 (Unaudited) and December 31, 2002
(Dollars in Thousands, except per share data)

	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$122,837	$101,352
Federal funds sold	58,500	73,000
Short-term investments	70,503	90,503

Total cash and cash equivalents	251,840	264,855

Investment securities (market value of $533,951 (unaudited) and $221,435 at June 30, 2003 and December 31, 2002, respectively)	523,921	216,119
Securities available for sale, at fair value	1,189,989	1,242,118
Federal Home Loan Bank Stock	28,147	13,356
Loans	2,028,101	2,052,855
Less allowance for loan losses	21,517	20,986

Net loans	2,006,584	2,031,869

Other Real Estate Owned, net	1,834	—
Banking premises and equipment, net	44,966	44,005
Accrued interest receivable	17,105	15,842
Intangible assets	23,655	25,405
Bank owned life insurance	69,453	47,659
Other assets	27,680	17,980

Total assets	$4,185,174	$3,919,208

LIABILITIES AND EQUITY
Deposits:
Demand deposits	$717,971	$1,269,421
Savings deposits	962,287	922,404
Certificates of deposit of $100,000 or more	157,446	160,867
Other time deposits	833,895	890,642

Total deposits	2,671,599	3,243,334
Mortgage escrow deposits	10,405	9,582
Borrowed funds	612,639	323,081
Other liabilities	17,214	17,202

Total liabilities	3,311,857	3,593,199

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 61,538,300 shares issued; 61,538,300 and 0 shares outstanding at June 30, 2003 and December 31, 2002, respectively.	615	—
Additional paid-in capital	606,081	—
Retained earnings	314,044	314,111
Accumulated other comprehensive income	8,740	11,898
Less: Unallocated common stock held by Employee Stock Ownership Plan	(56,163)	—

Total stockholders’ equity	873,317	326,009

Total Liabilities and Stockholders’ Equity	$4,185,174	$3,919,208

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
 Consolidated Statements of Income
Three Months and Six Months ended June 30, 2003 and 2002 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Interest income:
Real estate secured loans	$20,815	$24,031	$42,192	$48,960
Commercial loans	5,504	4,310	11,058	8,274
Consumer loans	4,577	5,400	9,389	10,915
Investment securities	5,151	1,325	8,839	2,693
Securities available for sale	12,166	8,987	23,919	16,540
Other short-term investments	176	100	244	128
Federal funds	379	426	693	762

Total interest income	48,768	44,579	96,334	88,272

Interest expense:
Deposits	10,019	13,820	22,170	27,984
Borrowed funds	4,044	2,021	6,812	4,109

Total interest expense	14,063	15,841	28,982	32,093

Net interest income	34,705	28,738	67,352	56,179
Provision for loan losses	300	600	900	1,200

Net interest income after provision for loan losses	34,405	28,138	66,452	54,979

Non-interest income:
Fees	3,657	3,809	7,710	7,475
Net gain (loss) on securities transactions	(1,724)	14	(2,116)	995
Commissions	87	324	158	598
Bank owned life insurance	992	708	1,794	1,405
Other income	394	1,088	949	1,505

Total non-interest income	3,406	5,943	8,495	11,978

Non-interest expense:
Salaries and employee benefits	12,621	11,663	24,646	23,190
Net occupancy expense	3,425	3,279	6,835	6,578
Federal deposit insurance	126	103	234	207
Data processing expense	1,655	1,473	3,273	3,023
Advertising and promotion expense	835	988	1,492	1,706
Amortization of intangibles	939	812	2,134	1,715
Other operating expenses	5,096	4,257	9,612	8,207
Contribution to The Provident Bank Foundation	—	—	24,000	—

Total non-interest expenses	24,697	22,575	72,226	44,626

Income before income tax expense and the cumulative effect of a change in accounting principle	$13,114	$11,506	$2,721	$22,331
Income tax expense	4,276	3,404	326	6,786

Income before the cumulative effect of a change in accounting principle	8,838	8,102	2,395	15,545
Cumulative effect of a change in accounting principle, net of tax of $0	—	—	—	(519)

Net income	$8,838	$8,102	$2,395	$15,026

Basic earnings per share	$0.15		$0.02
Average basic shares outstanding (from date of conversion)	59,257,827		59,655,159

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
 Consolidated Statements of Cash Flows
Six Months ended June 30, 2003 and 2002 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30

	2003	2002

Cash flows from operating activities:
Net income	$2,395	$15,026
Adjustments to reconcile net income to net cash provided by operating activities:
Cash contributed to The Provident Bank Foundation	4,800	—
Depreciation and amortization of intangibles	5,063	4,993
Provision for loan losses	900	1,200
Deferred tax benefit	(10,023)	(1,991)
Increase in cash surrender value of Bank Owned Life Insurance	(1,794)	(1,405)
Net amortization of premiums and discount on securities	(136)	(193)
Accretion of net deferred loan fees	(516)	(526)
Amortization of premiums on purchased loans	437	444
Proceeds from sales of other real Estate owned, net	—	173
Net loss (gain) on investment securities transactions	309	(36)
Net gain on sale of loans	(577)	(879)
Proceeds from sale of loans	2,189	43,256
Net loss (gain) on securities available for sale	1,807	(959)
Increase in accrued interest receivable	(1,263)	(975)
(Increase) in other assets	(219)	(2,324)
Increase (decrease) in mortgage escrow deposits	823	(2,910)
Increase (decrease) in other liabilities	12	(3,086)

Net cash provided by operating activities	4,207	49,808

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	39,207	80,015
Purchases of investment securities	(347,880)	(77,177)
Proceeds from sales of securities available for sale	24,987	1,041
Proceeds from maturities and paydowns of securities available for sale	781,519	51,110
Purchases of securities available for sale	(761,630)	(278,294)
Purchase of Bank Owned Life Insurance	(20,000)	—
Net decrease in loans	24,853	31,679
Purchases of premises and equipment, net	(3,891)	(3,027)

Net cash used in investing activities	(262,835)	(194,653)

Continued

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows, continued
Six Months ended June 30, 2003 and 2002 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30

	2003	2002

Cash flows from financing activities:
Net (decrease) increase in deposits	$(571,735)	$184,888
Proceeds from sale of stock, net	586,414	—
Purchase of ESOP shares, net	(56,163)	—
Cash dividends paid to stockholders	(2,462)	—
Proceeds from FHLB Advances	323,600	36,000
Payments on FHLB Advances	(27,785)	(28,533)
Net (decrease) in Retail
Repurchase Agreements	(6,256)	(8,309)

Net cash provided by financing activities	245,613	184,046

Net (decrease) increase in cash and cash equivalents	(13,015)	39,201
Cash and cash equivalents at beginning of period	264,855	107,403

Cash and cash equivalents at end of period	$251,840	$146,604

Cash paid during the period for:
Interest on deposits and borrowings	$29,005	$31,826

Income taxes	$10,861	$9,200

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$1,834	$296

Transfer of conversion proceeds held in escrow deposits to stockholder’s equity	$525,989	$—

Common stock contributed to the Provident Bank Foundation	$19,200	$—

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”) and its wholly-owned subsidiary, The Provident Bank (the “Bank”).  Financial Statements as of December 31, 2002 and earlier are for the Bank.

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

Note 2. Plan of Conversion

On April 26, 2002, the Board of Managers of the Bank approved a Plan of Conversion (“the Plan”), which provided for the conversion of the Bank from a New Jersey-chartered mutual savings bank to a New Jersey-chartered stock savings bank, pursuant to the rules and regulations of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Plan provided for the formation of the Company, which now owns 100% of the common stock of the Bank.

On January 15, 2003, Provident Financial Services, Inc. became the holding company for the Bank in connection with the completion of the conversion of the Bank to a stock-chartered savings bank. The Company issued 59,618,300 shares of its common stock in a subscription offering to the Bank’s eligible depositors and the Bank’s Employee Stock Ownership Plan (“ESOP”).  The ESOP acquired 576,634 shares of common stock in the conversion and purchased an additional 2,913,200 shares of common stock at an average price of $17.30 per share between January 16, 2003 and June 30, 2003.

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

The contribution of cash and common stock to The Provident Bank Foundation is tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income.  The Company is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made.

Note 3. Impact of Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003.  Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset).    Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities).  For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement.  The adoption of Statement 150 did not have a significant effect on the Bank’s consolidated financial statements.

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this Statement is not expected to have a significant effect on the Bank’s consolidated financial statements.

Note 4. Comprehensive Income

For the three month periods ended June 30, 2003 and 2002, total comprehensive income (loss), representing net income plus or minus other items recorded directly in equity, such as the change in unrealized gains (losses) on securities available for sale amounted to  ($2,757,000) and $7,292,000 respectively. For six months ended June 30, 2003 and June 30, 2002 net change in total comprehensive income (loss) was ($3,158,000) and $3,484,000 respectively.

Note 5. Earnings per Share

The basic earnings per share for the six months ended June 30, 2003 is calculated by dividing the results of operations of $1,415,000 (from the date of conversion through June 30, 2003) by the weighted average shares outstanding from January 15, 2003, the date the Bank completed its Plan of Conversion, through June 30, 2003.

The basic earnings per share for the three months ended June 30, 2003 is calculated by dividing the results of operations of $8,838,000 by the weighted average shares outstanding for the three months ended June 30, 2003.

Note 6. Loans and Allowance for Loan Loss

Loans receivable at June 30, 2003, (unaudited) and December 31, 2002, are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002

Mortgage loans:
Residential	$718,149	$699,469
Commercial	428,666	437,676
Multifamily	74,292	77,006
Commercial construction	90,546	96,028

Total mortgage loans	1,311,653	1,310,179

Mortgage warehouse loans	241,163	276,383
Commercial loans	202,432	189,983
Consumer loans	272,160	275,812

Total loans	715,755	742,178

Premium on purchased loans	2,186	2,123
Less net deferred fees	1,493	1,625

	$2,028,101	$2,052,855

The activity in the allowance for loan losses for the three months and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Balance at beginning of period	$21,016	$21,682	$20,986	$21,909
Provision charged to operations	300	600	900	1,200
Recoveries of loans previously charged off	1,623	391	1,784	623
Loans charged off	(1,422)	(715)	(2,153)	(1,774)

Balance at end of period	$21,517	$21,958	$21,517	$21,958

Note 7. Deposits

Deposits at June 30, 2003, (unaudited) and December 31, 2002, are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002

Savings deposits	$962,287	$922,404
Money market accounts	101,168	101,489
NOW accounts	309,102	309,281
Non-interest bearing deposits	307,701	332,662
Conversion escrow account	0	525,989
Certificates of deposits	991,341	1,051,509

	$2,671,599	$3,243,334

Note 8: Subsequent Events

At the Provident Financial Services, Inc. annual meeting of stockholders held on July 17, 2003, the stockholders approved the Provident Financial Services, Inc. 2003 Stock Option Plan and the Provident Financial Services, Inc. 2003 Stock Award Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Total assets at June 30, 2003 increased $266.0 million or 6.8% to $4.2 billion compared to $3.9 billion at December 31, 2002. This change in assets is primarily attributable to increases in securities held to maturity and other assets, that were partially offset by decreases in cash and cash equivalents, net loans, and available for sale securities.

Total loans at June 30, 2003 decreased $24.8 million or 1.2% to $2.03 billion compared to $2.05 billion at December 31, 2002.  Residential mortgage loans increased $18.7 million or 2.67% to $718.1 million for the six months ended June 30, 2003 compared to $699.5 million at December 31, 2002.  Residential mortgage loan originations totaled $192.2 million and 1-4 family residential mortgage loans purchased totaled $19.8 million at June 30, 2003. Residential loan payoffs totaled $172.2 million, excluding scheduled amortization, and residential loans sold totaled $2.2 million at June 30, 2003.  Commercial real estate loans decreased $9.0 million or 2.1% to $428.7 million at June 30, 2003 compared to $437.7 million at December 31, 2002.  Multi-family loans decreased $2.7 million to $74.3 million at June 30, 2003 compared to $77.0 million at December 31, 2002.  Construction loans decreased $5.5 million or 5.7% to $90.5 million at June 30, 2003 compared to $96.0 million at December 31, 2002.  Commercial loans increased $12.4 million or 6.5% to $202.4 million at June 30, 2003 compared to $190.0 million at December 31, 2002.  Mortgage warehouse loans decreased $35.2 million or 12.74% to $241.2 million at June 30, 2003 compared to $276.4 million at December 31, 2002. Consumer loans decreased $3.7 million or 1.32% to $272.2 million at June 30, 2003 compared to $275.8 million at December 31, 2002.  Retail loans, which consist of 1-4 family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $990.3 million and accounted for 48.85% of the loan portfolio at June 30, 2003 compared to $975.3 million or 47.53% of the portfolio at December 31, 2002.  Commercial loans, consisting of commercial real estate, multi-family, construction, mortgage warehouse and commercial loans, totaled $1.037 billion, or 51.15% of the loan portfolio at June 30, 2003 compared to $1.1 billion or 52.47% at December 31, 2002.

Total non-performing loans totaled $5.7 million at June 30, 2003 compared to $8.5 million at December 31, 2002 and $4.6 million at June 30, 2002.  Non-performing assets were $7.5 million and $8.5 million at June 30, 2003 and December 31, 2002, respectively, compared to $4.8 million at June 30, 2002.  Total non-performing loans as a percentage of total loans were 0.28% at June 30, 2003 compared to 0.41% at December 31, 2002 and 0.24% at June 30, 2002.  The allowance for loan losses as a percentage of non-performing loans was 375.97% at June 30, 2003 compared to 246.55% at December 31, 2002 and 474.56% at June 30, 2002.  The allowance for loan losses as a percentage of total loans was 1.06% at June 30, 2003 compared to 1.02% at December 31, 2002 and decreased 7 basis points from 1.13% at June 30, 2002.

The calculation of the allowance for loan losses is a critical accounting policy of the Bank.  Provisions for loan losses will continue to be based upon the assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. As part of our evaluation of the adequacy of our allowance for loan losses, each month we prepare a worksheet that categorizes the entire loan portfolio by certain risk characteristics including loan type and payment status. Loans with known potential losses are categorized separately. We assign potential loss factors to the payment status categories based on our assessment of the potential risk inherent in each loan category.  We use this worksheet, together with loan portfolio balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses.  Other key factors we consider in this process are current real estate market conditions, changes in the trend of non-performing loans, the current state of the local, regional and national economy and loan portfolio growth.

We maintain the allowance for loan losses through provisions for loan losses that we charge to income.  We charge losses on loans against the allowance for loan losses when we believe the collection of the loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, accounting principles generally accepted in the United States of America and regulatory guidance.  We have applied this process consistently and we have made minimal changes in the estimation methods and assumptions that we have used.

Investment securities held to maturity increased $307.8 million or 142.42% to $523.9 million at June 30, 2003, compared to $216.1 million at December 31, 2002.  The increase in the held to maturity portfolio was attributable to the purchase of $390.0 million in mortgage backed securities with funds borrowed from the Federal Home Loan Bank during the quarter ended June 30, 2003, as part of a leverage strategy.  Securities available for sale decreased $52.1 million or 4.20% to $1.19 billion at June 30, 2003 compared to $1.24 billion at December 31, 2002.  The decrease in securities available for sale can be attributed to the significant increases in paydowns of mortgage-backed securities due to continued refinancing activity.

Cash and cash equivalents decreased $13.0 million or 4.91% to $251.8 million at June 30, 2003 from $264.9 million at December 31, 2002.  Short-term investments including federal funds sold decreased $34.5 million or 21.10% to $129.0 million at June 30, 2003 from $163.5 million at December 31, 2002.  Cash and due from banks increased $21.5 million or 21.20% to $122.8 million at June 30, 2003 from $101.4 million at December 31, 2002.  This increase is primarily attributed to month end timing differences associated with deposits held in our Federal Reserve Bank account.

Federal Home Loan Bank stock increased $14.8 million or 110.74% to $28.1 million at June 30, 2003 from $13.4 million at December 31, 2002. This is due to the purchase of additional shares to support the increase in FHLB borrowings.

Other Real Estate Owned increased $1.8 million at June 30, 2003 from the year ended December 31, 2003. This increase is due to a commercial real estate loan that was originated in 1989 and was performing until August of 2002 when it was placed into non-accrual status.  After exhausting all collection efforts, a deed in lieu of foreclosure was taken and we are currently marketing the property for sale.

Bank Owned Life Insurance increased $21.8 million or 45.73% to $69.5 million at June 30, 2003, compared to $47.7 million at December 31, 2002, as a result of an additional $20.0 million purchase in the first quarter of 2003.  Other assets increased $9.7 million or 53.95% to $27.7 million at June 30, 2003 compared to $18.0 million at December 31, 2002.  This increase was primarily attributable to an increase of $8.5 million in deferred tax assets as a result of the tax benefit associated with the contribution to The Provident Bank Foundation.

Total deposits decreased $571.7 million or 17.6% to $2.7 billion at June 30, 2003 from $3.2 billion at December 31, 2002.  The largest decrease was in demand deposit accounts, which decreased $551.5 million to $718.0 million at June 30, 2003 from $1.27 billion at December 31, 2002.  This decrease is primarily attributable to the funds held in the conversion escrow account totaling $526.0 million that were held for the purchase of Provident Financial Services, Inc., common stock.  Savings deposits increased $39.9 million or 4.32% to $962.3 million at June 30, 2003 compared to $922.4 million at December 31, 2002. Time deposits decreased $60.2 million or 5.72% to $991.3 million at June 30, 2003 from $1.05 billion at December 31, 2002.

Total borrowed funds increased $289.6 million or 89.6% to $612.6 million at June 30, 2003 from $323.1 million at December 31, 2002. Federal Home Loan Bank borrowings increased $295.8 million or 110.74% to $562.9 million at June 30, 2003 compared to $267.1 million at December 31, 2002.  The increase in borrowed funds was due primarily to a leverage strategy and the funds were used to purchase securities held to maturity.

Total stockholders’ equity increased $547.3 million or 167.88% to $873.3 million at June 30, 2003 compared to $326.0 million at December 31, 2002.  This increase was primarily due to an increase in additional paid in capital in the amount of $606.1 million as a result of the sale of stock in the conversion.  This was partially offset by a reduction in equity of $56.2 million due to the purchase of stock for the ESOP and a reduction of $3.2 million in other comprehensive income.

Liquidity and Capital Resources.  The Bank’s sources of funds are primarily from deposits, scheduled amortization of loans, loan repayments, scheduled maturities of investments and cash flows from mortgage-backed securities.  Scheduled loan amortizations are fairly predictable sources of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace.  An additional source of liquidity that is available to the Bank, should the need arise, is a $100.0 million overnight line of credit from the Federal Home Loan Bank of New York.   As of June 30, 2003 and December 31, 2002, the Bank did not have any outstanding borrowings against its overnight line of credit.

Cash needs for the six months ended June 30, 2003 were provided primarily from proceeds from Federal Home Loan Bank borrowings and principal payments on loans and mortgage-backed securities.  The cash was used primarily to purchase securities for the investment portfolio, the purchase of bank-owned life insurance and purchases of common stock by the Employee Stock Ownership Plan.

As of June 30, 2003, the Bank exceeded all regulatory capital requirements as follows:

	As of June 30, 2003

	Capital

	Required		Actual

	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)

	(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$164,482	4.0%	$842,348	20.48%
Tier 1 risk-based capital	100,792	4.0	842,348	33.43
Total risk-based capital	201,583	8.0	864,041	34.29

(1)

For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets.  In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

General.  For the quarter ended June 30, 2003, the Company reported net income of $8.8 million compared to net income of $8.1 million for the same time period in 2002 or an increase of 9.1%.  For the six months ended June 30, 2003 the Company reported net income of $2.4 million compared to net income of $15.0 million for the same time period in 2002.  Net income for  six months is down $12.6 million as a result of the one time expense associated with the $15.6 million, net of tax, contribution to The Provident Bank Foundation in the first quarter of 2003.  For the quarter ended June 30, 2003 basic earnings per share were $0.15, and basic earnings per share for the six months ended June 30, 2003 were $0.02, which includes the results of operations from January 15, 2003.

Net Interest Income. Total net interest income increased $6.0 million or 21.0% to $34.7 million for the quarter ended June 30, 2003 compared to $28.7 million for the quarter ended June 30, 2002.  Net interest income increased $11.2 million or 19.9% to $67.4 million for the six months ended June 30, 2003 compared to $56.2 million for the comparable time period in 2002. Interest income for the second quarter of 2003 increased $4.2 million or 9.4% to $48.8 million compared to $44.6 million for the comparable quarter in 2002.  For the six months ended June 30, 2003 interest income increased $8.1 million or 9.1% to $96.3 million compared to $88.3 million for the six months ended June 30, 2002.  Interest expense decreased $1.8 million or 11.2% to $14.1 million for the quarter ended June 30, 2003 compared to $15.8 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003 interest expense decreased  $3.1 million or 9.7% to $29.0 million compared to $32.1 million  for the six months ended June 30, 2002. Net interest margin decreased 52 basis points to 3.56% for the quarter ended June 30, 2003 compared to 4.08% for the quarter ended June 30, 2002, and the net interest margin decreased 57 basis points to 3.52% at June 30, 2003 compared to 4.09% for the six months ended June 30, 2002.  The interest rate spread decreased 64 basis points to 3.08% for the quarter ended June 30, 2003 compared to 3.72% for the comparable quarter in 2002, and the interest rate spread decreased 74 basis points to 3.00% at June 30, 2003 from 3.74% for the six months ended June 30, 2002. Net interest margin and net interest spread have been negatively impacted by the current low interest rate environment. Cash flows from loans and investments related to refinance activity are being reinvested at lower current interest rates.

The increase in interest income was primarily attributable to increases in income on investment securities held to maturity and securities available for sale.  Income on investment securities held to maturity increased $3.8 million or 288.8% to $5.2 million for the quarter ended June 30, 2003 compared to $1.3 million for the quarter ended June 30, 2002.  For the six months ended June 30, 2003 interest income on investment securities held to maturity increased $6.1 million or 228.2% to $8.8 million compared to $2.7 million for the six months ended June 30, 2002. This increase is attributable to a leverage strategy totaling $390.0 million. Securities that were purchased with the proceeds from Federal Home Loan Bank borrowings were designated as held to maturity.  Interest income on securities available for sale increased $3.2 million or 35.37% to $12.2 million for the quarter ended June 30, 2003 compared to $9.0 million at June 30, 2002.  The increase in income on securities available for sale was primarily attributable to the growth in the investment portfolio resulting from cash flows from the lending portfolios, deposit inflows and the investment of conversion proceeds.  Interest income on commercial loans increased $1.2 million or 27.7% to $5.5 million for the quarter ended June 30, 2003 compared to $4.3 million for the quarter ended June 30, 2002.  For the six months ended June 30, 2003 interest income on commercial loans increased $2.8 million or 33.7% to $11.1 million compared to $8.3 million for the six months ended  June 30, 2002.

Interest paid on deposit accounts decreased $3.8 million or 27.50% to $10.0 million for the quarter ended June 30, 2003 compared to $13.8 million for the quarter ended June 30, 2002.  For the six months ended June 30, 2003 interest paid on deposits decreased $5.8 million or 20.78% to $22.2 million from $28.0 million for the six months ended June 30, 2002. Reductions in interest rates on all deposit products contributed to the decline in interest expense. Interest rates on maturing certificates of deposits are renewing at lower current interest rates. The average cost of interest bearing liabilities decreased 69 basis points to 1.92% for the quarter ended June 30, 2003 compared to 2.61% for the quarter ended June 30, 2002.  The decrease in the average cost of interest-bearing liabilities can be attributed to the decrease in core deposit account rates and the continued decrease in rates on time deposits. Interest paid on borrowed funds increased $2.0 million or 100.1% to $4.0 million for the quarter ended June 30, 2003 from $2.0 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003 interest paid on borrowed funds increased $2.7 million or 65.78% to $6.8 million compared to $4.1 million for the six months ended June 30, 2002. This increase in expense is attributable to the increase in borrowings from the Federal Home Loan Bank as part of a leverage strategy.

Provision for Loan Losses.   The Bank establishes provisions for loan losses, which are charged to income, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio.  In determining the level of the allowance for loan losses, management considers past and current loss experiences, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or events change.  Management assesses the allowance for loan losses on a quarterly basis and makes provision for loan losses in order to maintain the adequacy of the allowance.

For the three months ended June 30, 2003 and June 30, 2002 the provision for loan losses was $300,000 and $600,000 respectively.  The bank had recoveries for the three months ended June 30, 2003 of $201,000 compared to net charge offs of $324,000 for the three months ended June 30, 2002.  For the six months ended June 30, 2003 net charge offs were $369,000 compared to net charge offs of $1.2 million at June 30, 2002. The allowance for loan losses was $21.5 million or 1.06% of total loans at June 30, 2003 compared to $21.9 million or 1.13% of total loans at June 30, 2002 and $21.0 million or 1.02% of total loans at December 31, 2002.  At June 30, 2003, the allowance for loan losses as a percentage of non-performing loans decreased to 375.97% from 474.56% at June 30, 2002 and increased from 246.55% at December 31, 2002.

Non-Interest Income. Non-interest income decreased $2.5 million to $3.4 million for the quarter ended June 30, 2003 compared to $5.9 million for the comparable period in 2002.  For the six months ended June 30, 2003 non-interest income decreased $3.5 million to $8.5 million, compared to $12.0 million for the comparable time period in 2002. For the three months ended June 30, 2003, the Company recorded a net loss of $1.7 million on securities transactions compared to a net gain of $14,000 for the comparable period in 2002. For the six months ended June 30, 2003 the Company recorded a net loss of $2.1 million on securities transactions compared to a net gain of $995,000 for the comparable time period in 2002.  This was due primarily to a gain of $959,000 in the first quarter of 2002 related to the receipt of stock as the result of an insurance company demutualization.  The net loss on securities transactions is attributable to the paydown on mortgage backed securities at par value which the bank had purchased at a premium.  Fees on retail and business accounts decreased $152,000 or 4.0% to $3.7 million for the three months ended June 30, 2003 compared to $3.8 million for the three months ended June 30, 2002.  For the six months ended June 30, 2003 fees on retail and business accounts increased $235,000 or 3.1% to $7.7 million compared to $7.5 million for the six months ended June 30, 2002.  For the three months ended June 30, 2003 the cash surrender value of bank owned life insurance increased $284,000 or 40.1% to $992,000 compared to $708,000 at June 30, 2002. For the six months ended June 30, 2003 the cash surrender value of bank owned life insurance increased $389,000 or 27.69% to $1.8 million from $1.4 million at June 30, 2002.  The increase in the cash surrender value is attributable to an additional $20.0 million purchase of bank owned life insurance in the first quarter.

Non-Interest Expense. Non-interest expense increased $2.1 million or 9.40% to $24.7 million for the quarter ended June 30, 2003 compared to $22.6 million for the comparable quarter in 2002.  For the six months ended June 30, 2003 non-interest expense increased $27.6 million or 61.85% to $72.2 million from $44.6 million.  On January 15, 2003, the Company contributed $24.0 million in cash and stock to The Provident Bank Foundation, accounting for the increase in non-interest expense. Salary and benefit expense increased $958,000 or 8.21% to $12.6 million for the three months ended June 30, 2003 compared to $11.7 million for the three months ended June 30, 2002.  For the six months ended June 30, 2003 salary and benefit expense increased $1.5 million or 6.28% to $24.6 million from $23.2 million for the six months ended June 30, 2002.  Amortization of intangibles increased $127,000 or 15.64% to $939,000 for the three months ended June 30, 2003 compared to $812,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 amortization of intangible assets increased $419,000 or 24.43% to $2.1 million from $1.7 million at June 30, 2002. This increase was attributable to the amortization of the core deposit intangible associated with the acquisition of two branch offices from another financial institution in September 2002 and an increase in the amortization of mortgage servicing rights assets.  Other operating expenses increased $839,000 or 19.71% to $5.1 million for the three months ended June 30, 2003, compared to $4.3 million at June 30, 2002.  For the six months ended June 30, 2003 other operating expenses increased $1.4 million or 17.12% to $9.6 million compared to $8.2 million at June 30, 2002. The increase was attributable to an $861,000 increase in corporate insurance, primarily due to increases in Directors and Officers liability insurance premiums, $453,000 in miscellaneous charges and $298,000 in loan collection expense.  This increase was partially offset by a $257,000 decrease in consultant expense and a $366,000 decrease in donations.

Income Tax Expense.  Income tax expense increased $872,000 or 25.6% to $4.3 million for the three months ended June 30, 2003, resulting in an effective tax rate of 32.6%, compared to $3.4 million for the three months ended June 30, 2002, resulting in an effective tax rate of 29.6%.  The increase in the effective tax rate is attributable to the increase in the New Jersey Corporate Business Tax rate to 9% from 3%, effective January 1, 2002.   Income tax expense decreased $6.5 million to  $326,000 for the six months ended June 30, 2003, resulting in an effective tax rate of 11.9%, compared to $6.8 million for the six months ended June 30, 2002, resulting in an effective tax rate of 30.3%.  The decrease in the effective tax rate was attributable to the income tax benefit in the first quarter due to the pretax loss that was recorded as a result of the contribution to the charitable foundation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Analysis.  Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates.  The Bank’s most significant risk exposure is interest rate risk.  The guidelines of the Bank’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital.  To minimize interest rate risk, twenty and thirty year fixed-rate mortgage loans may be sold at origination.  Commercial real estate loans generally have interest rates that reset in five years and other commercial loans such as construction loans, commercial lines of credit and mortgage warehouse loans reset with changes in the prime rate, the federal funds rate or LIBOR.  Investment securities purchases generally have maturities of five years or less and mortgage-backed securities have weighted average lives between three and five years.

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

The Bank’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household.  A consistent focus on core deposit accounts has led to a shift in the funding base to less interest rate sensitive liabilities.  The Bank’s ability to retain maturing certificate of deposit accounts is the result of our strategy to remain competitively priced within our marketplace, typically within the upper quartile of rates offered by our competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Bank to fund operations through alternative sources, primarily by accessing short-term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following sets forth the result of the net interest income model as of June 30, 2003:

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income

	Amount ($)	Change ($)	Change (%)

	(Dollars in thousands)
-100	$153,255	$4,006	2.68%
Static	149,249	—	—
+100	141,738	(7,511)	(5.03)%
+200	132,827	(16,422)	(11.00)%
+300	123,412	(25,837)	(17.31)%

The above table indicates that as of June 30, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, based on a twelve month forward projection, net interest income would decrease 11.00% or $16.4 million.  In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 2.68% or $4.0 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks.  The following table illustrates the result of the economic value of equity model as of June 30, 2003:

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets

	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Present Change

	(Dollars in thousands)
-100	$1,105,099	$(2,949)	(0.27)%	24.77%	(0.69)%
Flat	1,108,048	—	—	24.95%	—
+100	1,065,322	(42,726)	(3.86)%	24.34%	(2.45)%
+200	990,774	(117,274)	(10.58)%	23.14%	(7.26)%
+300	924,521	(183,527)	(16.56)%	22.03%	(11.70)%

The above table indicates that as of June 30, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 10.58% or $117.3 million.  If rates were to decrease 100 basis points, the model forecasts a 0.27% or $2.9 million decrease in the present value of equity.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect,  the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds.

On April 26, 2002, the Board of Managers of the Bank approved the Plan of Conversion, which provided for the conversion of the Bank from a New Jersey-chartered mutual savings bank to a New Jersey-chartered stock savings bank, pursuant to the rules and regulations of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  As part of the conversion, the Plan provided for the formation of Provident Financial Services, Inc., which would own 100% of the common stock of the Bank following the conversion. The Company’s Registration Statement on Form S-1, as amended (Registration No. 333-98241), which registered 61.5 million shares of common stock (par value $0.01 per share) at $10.00 per share for an aggregate price of $615 million, was declared effective by the Securities and Exchange Commission on November 12, 2002.  The Bank received approval of the Plan of Conversion from the New Jersey Commissioner of Banking and Insurance. The Federal Deposit Insurance Corporation, the New Jersey Commissioner of Banking and Insurance and the Federal Reserve Board approved the establishment of Provident Financial Services, Inc.  The Plan of Conversion was approved at a Special Meeting of Depositors on January 7, 2003.

On January 15, 2003, the Bank completed the conversion, and the Bank became a wholly owned subsidiary of Provident Financial Services, Inc.  In the subscription stock offering to eligible depositors of the Bank and the ESOP, the Company sold 59.6 million shares of its common stock at $10.00 per share for gross proceeds totaling $596.2 million and net proceeds of $586.2 million after deducting $10.0 million of expenses related to the stock offering.  Sandler O’Neill and Partners, L.P. advised the Company in the stock offering.  Provident Financial Services, Inc.’s common stock commenced trading on January 16, 2003, on the New York Stock Exchange under the symbol “PFS.”  At December 31, 2002, Provident Financial Services, Inc. had no assets or liabilities and had no business operations. Currently, the Company’s activities consist solely of managing the Bank and investing its portion of the net proceeds received in the subscription offering.

In connection with the Bank’s commitment to its community, the Plan of Conversion provided for the establishment of a charitable foundation as part of the conversion.  The Company contributed to the foundation cash of $4.8 million and 1.92 million of authorized but unissued shares of common stock which amounted to $24 million in aggregate.  The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock in the first quarter of 2003 of $15.6 million.

Upon completion of the Plan of Conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion.  The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders,” as defined in the Plan of Conversion, who continue to maintain deposits in the Bank after the conversion.

In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock.  This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits.  At the time of the conversion, the liquidation account, which is an off-balance sheet memorandum account, amounted to $302.6 million.

The proceeds from the conversion have been initially invested in liquid short-term government securities and mortgage-backed securities.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Bylaws of Provident Financial Services, Inc.*

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.*

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers*

10.3	Employee Savings Incentive Plan*

10.4	Employee Stock Ownership Plan*

10.5	Supplemental Executive Retirement Plan, as amended*

10.6	Supplemental Executive Savings Plan, as amended*

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended*

10.8	The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan*

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended*

10.10	Voluntary Bonus Deferral Plan, as amended*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Filed as exhibits to Provident Financial Services, Inc.’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission.  (Registration No.  333-98241).

(b)          Reports on Form 8-K

On April 25, 2003 Provident Financial Services, Inc. filed a current report on Form 8-K that included a press release providing information on the agenda at the Annual Meeting of Stockholders of Provident Financial Services, Inc.

On April 29, 2003 Provident Financial Services, Inc. filed a Current Report on Form 8-K that included a press release announcing operating results of Provident Financial Services, Inc. for the quarter ended March 31, 2003 and the declaration of a dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: August 13, 2003	By:	/s/ PAUL M. PANTOZZI

Paul M. Pantozzi Chairman, Chief Executive Officer and President

Date: August 13, 2003	By:	/s/ LINDA A. NIRO

Linda A. Niro Senior Vice President and Chief Financial Officer