Form 10-Q
period 2003-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2003-11-13
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of September 30, 2003 there were 61,538,300 shares issued and 61,477,700 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2003 (Unaudited) and December 31, 2002

(Dollars in Thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$100,123	$101,352
Federal funds sold	93,000	73,000
Short-term investments	35,672	90,503

Total cash and cash equivalents	228,795	264,855

Investment securities (market value of $510,776 (unaudited) and $221,435 at September 30, 2003 and December 31, 2002, respectively)	501,647	216,119
Securities available for sale, at fair value	1,136,623	1,242,118
Federal Home Loan Bank Stock	28,047	13,356
Loans	1,920,914	2,052,855
Loans held for sale	192,783	—
Less allowance for loan losses	21,288	20,986

Net loans	2,092,409	2,031,869

Other Real Estate Owned, net	41	—
Banking premises and equipment, net	46,637	44,005
Accrued interest receivable	16,481	15,842
Intangible assets	24,346	25,405
Bank owned life insurance	70,472	47,659
Other assets	25,700	17,980

Total assets	$4,171,198	$3,919,208

LIABILITIES AND EQUITY
Deposits:
Demand deposits	$743,520	$1,269,421
Savings deposits	982,843	922,404
Certificates of deposit of $100,000 or more	155,185	160,867
Other time deposits	808,328	890,642

Total deposits	2,689,876	3,243,334
Mortgage escrow deposits	10,554	9,582
Borrowed funds	613,553	323,081
Other liabilities	23,446	17,202

Total liabilities	3,337,429	3,593,199

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,538,300 shares issued and 61,477,700 shares outstanding at September 30, 2003 and 0 shares issued and outstanding at December 31, 2002, respectively.	615	—
Additional paid-in capital	605,581	—
Retained earnings	319,113	314,111
Accumulated other comprehensive income	7,662	11,898
Less: Unallocated common stock held by Employee Stock Ownership Plan	(73,473)	—
Less: Common Stock acquired by the Stock Award Plan	(25,729)	—

Total stockholders’ equity	833,769	326,009

Total Liabilities and Stockholders’ Equity	$4,171,198	$3,919,208

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three Months and Nine Months ended September 30, 2003 and 2002 (Unaudited)

(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest income:
Real estate secured loans	$20,371	$23,408	$62,563	$72,368
Commercial loans	5,608	4,778	16,666	13,052
Consumer loans	4,470	5,316	13,859	16,231
Investment securities	4,195	1,249	12,724	3,942
Securities available for sale	8,737	9,812	30,854	26,388
Other short-term investments	126	76	370	203
Federal funds	347	360	1,040	1,123

Total interest income	43,854	44,999	138,076	133,307

Interest expense:
Deposits	8,792	13,869	30,962	41,853
Borrowed funds	4,325	2,170	11,137	6,279

Total interest expense	13,117	16,039	42,099	48,132

Net interest income	30,737	28,960	95,977	85,175
Provision for loan losses	160	11,050	1,060	12,250

Net interest income after provision for loan losses	30,577	17,910	94,917	72,925

Non-interest income:
Fees	4,333	3,633	12,043	11,108
Net gain on securities transactions	665	1	661	960
Commissions	39	334	197	932
Bank owned life insurance	1,019	726	2,813	2,131
Other income	695	1,057	1,644	2,562

Total non-interest income	6,751	5,751	17,358	17,693

Non-interest expense:
Salaries and employee benefits	14,151	11,356	38,797	34,546
Net occupancy expense	3,727	3,256	10,562	9,834
Federal deposit insurance	105	104	339	311
Data processing expense	1,666	1,500	4,939	4,523
Advertising and promotion expense	1,062	568	2,554	2,274
Amortization of intangibles	863	774	2,997	2,489
Other operating expenses	4,154	3,435	13,766	11,642
Contribution to The Provident Bank Foundation	—	—	24,000	—

Total non-interest expenses	25,728	20,993	97,954	65,619

Income before income tax expense and the cumulative effect of a change in accounting principle	$11,600	$2,668	$14,321	$24,999
Income tax expense (benefit)	3,462	(983)	3,788	5,803

Income before the cumulative effect of a change in accounting principle	8,138	3,651	10,533	19,196
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(519)

Net income	$8,138	$3,651	$10,533	$18,677

Basic earnings per share	$0.14		$0.16
Average basic shares outstanding (from date of conversion)	56,972,858		58,702,373
Diluted earnings per share	$0.14		$0.16
Average diluted shares outstanding (from date of conversion)	57,174,970		58,774,166

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2003 and 2002 (Unaudited)

(Dollars in Thousands)

	Nine months ended September 30
	2003	2002
Cash flows from operating activities:
Net income	$10,533	$18,677
Adjustments to reconcile net income to net cash provided by operating activities:
Cash contributed to The Provident Bank Foundation	4,800	—
Depreciation and amortization of intangibles	7,410	7,148
Provision for loan losses	1,060	12,250
Deferred tax benefit	(11,729)	(3,385)
Increase in cash surrender value of Bank Owned Life Insurance	(2,813)	(2,131)
Net amortization (accretion) of premiums and discount on securities	10,549	(291)
Accretion of net deferred loan fees	(674)	(811)
Amortization of premiums on purchased loans	679	632
Proceeds from sales of other real estate owned, net	1,793	173
Net gain on sale of loans	(877)	(1,597)
Proceeds from sale of loans	2,992	63,952
Net gain on securities available for sale	(661)	(960)
(Increase) decrease in accrued interest receivable	(639)	264
Increase in other assets	(5,933)	(5,337)
Increase (decrease) in mortgage escrow deposits	972	(4,631)
Increase (decrease) in other liabilities	6,244	(1,559)

Net cash provided by operating activities	23,706	82,394

Cash flows from investing activities:
Proceeds from maturities, calls and paydown of investment securities	112,274	114,018
Purchases of investment securities	(399,208)	(121,417)
Proceeds from sales of securities available for sale	28,985	1,041
Proceeds from maturities and paydowns of securities available for sale	1,154,460	92,027
Purchases of securities available for sale	(1,087,545)	(362,521)
Purchase of Bank Owned Life Insurance	(20,000)	—
Net increase in loans	(60,413)	(52,141)
Purchases of premises and equipment, net	(7,009)	(3,880)

Net cash used in investing activities	(278,456)	(332,873)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(553,458)	$250,103
Proceeds from sale of stock, net	586,414	—
Purchase of ESOP shares, net	(73,473)	—
Purchase of Stock Award shares, net	(25,729)	—
Cash dividends paid to stockholders	(5,538)	—
Proceeds from FHLB Advances	334,000	52,300
Payments on FHLB Advances	(40,178)	(34,014)
Net (decrease) increase in Retail Repurchase Agreements	(3,348)	2,613

Net cash provided by financing activities	218,690	271,002

Net (decrease) increase in cash and cash equivalents	(36,060)	20,523
Cash and cash equivalents at beginning of period	264,855	107,403

Cash and cash equivalents at end of period	$228,795	$127,926

Cash paid during the period for:
Interest on deposits and borrowings	$42,115	$47,874

Income taxes	$14,199	$11,400

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$1,834	$296

Common stock contributed to the Provident Bank Foundation	$19,200	$—

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Certain information and note disclosures normally included in financial statements and prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2002 Annual Report to Stockholders on Form 10-K.

Note 2. Plan of Conversion

On April 26, 2002, the Board of Managers of the Bank approved a Plan of Conversion (the “Plan”), which provided for the conversion of the Bank from a New Jersey-chartered mutual savings bank to a New Jersey-chartered stock savings bank, pursuant to the rules and regulations of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Plan provided for the formation of the Company, which now owns 100% of the common stock of the Bank.

On January 15, 2003, Provident Financial Services, Inc. became the holding company for the Bank in connection with the completion of the conversion of the Bank to a stock-chartered savings bank. The Company issued 59,618,300 shares of its common stock in a subscription offering to the Bank’s eligible depositors and the Bank’s Employee Stock Ownership Plan (“ESOP”). The ESOP acquired 576,634 shares of common stock in the conversion and purchased an additional 3,884,200 shares of common stock at an average price of $17.94 per share between January 16, 2003 and September 30, 2003.

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

Statement of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation,” was issued on October 1995 and related Interpretations. The stock option plan is accounted for in accordance with the provisions of Statement 123. Accordingly, compensation expense in the amount of $ 768,000 has been recognized for the stock option plan for the three and nine months ended September 30, 2003. The stock award plan is accounted for in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Expense for the stock award plan in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. Such expense amounted to $ 639,000 for the three and nine months ended September 30, 2003.

The fair value of the stock option grants, for those grants issued in the third quarter 2003, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	1.00%
Expected volatility	15.00%
Risk-free interest rate	2.40%
Expected option life	8 years

Note 4. Comprehensive Income

For the three month period ended September 30, 2003 and 2002, total comprehensive income (loss), representing net income plus or minus other items recorded directly in equity, such as the change in unrealized gains (losses) on securities available for sale amounted to ($1,078,000) and $5,640,000 respectively. For the nine month period ended September 30, 2003 and 2002, the net change in total comprehensive income (loss) was ($4,236,000) and $9,124,000 respectively.

Note 5. Earnings per Share

The basic and diluted earnings per share for the three months ended September 30, 2003 is calculated by dividing the results of operations of $8,138,000 by the weighted average shares outstanding for the three months ended September 30, 2003.

The basic and diluted earnings per share for the nine months ended September 30, 2003 is calculated by dividing the results of operations of $9,553,000 (from the date of conversion through September 30, 2003) by the weighted average shares outstanding from January 15, 2003, the date the Bank completed its Plan of Conversion, through September 30, 2003.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Three Months Ended September 30, 2003
	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Net income	$8,138

Basic earnings per share:
Income available to common stockholders	$8,138	56,973	$0.14

Effect of dilutive common stock equivalents	—	202

Diluted earnings per share:
Income available to common stockholders	$8,138	57,175	$0.14

	For the Nine Months Ended September 30, 2003
	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Net income	$9,553

Basic earnings per share:
Income available to common stockholders	$9,553	58,702	$0.16

Effect of dilutive common
Stock equivalents	—	72

Diluted earnings per share:
Income available to common stockholders	$9,553	58,774	$0.16

Note 6. Loans and Allowance for Loan Loss

Loans receivable at September 30, 2003, (unaudited) and December 31, 2002, are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
Mortgage loans:
Residential	$825,428	$699,469
Commercial	435,037	437,676
Multifamily	75,153	77,006
Commercial construction	75,236	96,028

Total mortgage loans	1,410,854	1,310,179

Mortgage warehouse loans	22,519	276,383
Mortgage warehouse loans available for sale	192,783
Commercial loans	211,111	189,983
Consumer loans	275,080	275,812

Total other loans	701,493	742,178

Premium on purchased loans	2,714	2,123
Less net deferred fees	1,364	1,625

	2,113,697	2,052,855

The activity in the allowance for loan losses for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Balance at beginning of period	$21,517	$21,958	$20,986	$21,909
Provision charged to operations	160	11,050	1,060	12,250
Recoveries of loans previously charged off	870	282	2,654	905
Loans charged off	(1,259)	(11,945)	(3,412)	(13,719)

Balance at end of period	$21,288	$21,345	$21,288	$21,345

Note 7. Deposits

Deposits at September 30, 2003, (unaudited) and December 31, 2002, are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
Savings deposits	$982,843	$922,404
Money market accounts	109,228	101,489
NOW accounts	322,750	309,281
Non-interest bearing deposits	311,542	332,662
Conversion escrow account	—	525,989
Certificates of deposits	963,513	1,051,509

	$2,689,876	$3,243,334

Note 8: Other Matters

At the Provident Financial Services, Inc. annual meeting of stockholders held on July 17, 2003, the stockholders approved the Provident Financial Services, Inc. 2003 Stock Option Plan and the Provident Financial Services, Inc. 2003 Stock Award Plan.

During the third quarter, management conducted a strategic review of all business lines and their alignment with our business strategy of building and expanding customer relationships. After this review management determined that mortgage warehouse lending did not meet our core business product criteria, and a decision was made to de-emphasize the mortgage warehouse business. Consistent with that decision, The Provident Bank has entered into an agreement to sell substantially all of its mortgage warehouse lines of credit to Independence Community Bank. The transaction is expected to be completed in November, 2003.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Total assets at September 30, 2003 increased $252.0 million or 6.43% to $4.2 billion compared to $3.9 billion at December 31, 2002. This change in assets is primarily attributable to increases in securities held to maturity, net loans and other assets, that were partially offset by decreases in cash and cash equivalents and available for sale securities.

Total loans at September 30, 2003 increased $60.8 million or 2.96% to $2.11 billion compared to $2.05 billion at December 31, 2002. Residential mortgage loans increased $125.9 million or 18.00% to $825.4 million for the nine months ended September 30, 2003 compared to $699.5 million at December 31, 2002. Residential mortgage loan originations totaled $297.3 million and residential mortgage loans purchased totaled $144.1 million at September 30, 2003. Residential mortgage loan payoffs totaled $277.1 million, excluding scheduled amortization. Residential mortgage loans sold totaled $804,556 and $20.7 million for the three month period ended September 30, 2003 and 2002 respectively. Residential mortgage loans sold totaled $3.0 million and $64.0 million for the nine month period ended September 30, 2003 and 2002 respectively. Commercial real estate loans decreased $2.6 million or 0.60% to $435.0 million at September 30, 2003 compared to $437.7 million at December 31, 2002. Multi-family loans decreased $1.9 million to $75.2 million at September 30, 2003 compared to $77.0 million at December 31, 2002. Construction loans decreased $20.8 million or 21.65% to $75.2 million at September 30, 2003 compared to $96.0 million at December 31, 2002. Commercial loans increased $21.1 million or 11.12% to $211.1 million at September 30, 2003 compared to $190.0 million at December 31, 2002. Mortgage warehouse loans decreased $61.1 million or 22.10% to $215.3 million at September 30, 2003 compared to $276.4 million at December 31, 2002, consistent with the strategic decision to de-emphasize this line of business. Consumer loans decreased $732,000 or 0.27% to $275.1 million at September 30, 2003 compared to $275.8 million at December 31, 2002. Retail loans, which consist of 1-4 family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.1 billion and accounted for 52.13% of the loan portfolio at September 30, 2003 compared to $975.3 million or 47.53% of the portfolio at December 31, 2002. Commercial loans, consisting of commercial real estate, multi-family, construction, mortgage warehouse and commercial loans, totaled $1.0 billion, or 47.87% of the loan portfolio at September 30, 2003 compared to $1.1 billion or 52.47% at December 31, 2002.

Total non-performing loans were $5.8 million at September 30, 2003 compared to $8.5 million at December 31, 2002 and $12.8 million at September 30, 2002. Non-performing assets were $5.9 million and $8.5 million at September 30, 2003 and December 31, 2002, respectively, compared to $12.9 million at September 30, 2002. Total non-performing loans as a percentage of total loans were 0.28% at September 30, 2003 compared to 0.41% at December 31, 2002 and 0.62% at September 30, 2002. The allowance for loan losses as a percentage of non-performing loans was 363.97% at September 30, 2003 compared to 246.55% at December 31, 2002 and 166.94% at September 30, 2002. The allowance for loan losses as a percentage of total loans was 1.01% at September 30, 2003 compared to 1.02% at December 31, 2002 and 1.07% at September 30, 2002.

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

Investment securities held to maturity increased $285.5 million or 132.12% to $501.6 million at September 30, 2003, compared to $216.1 million at December 31, 2002. The increase in investment securities held to maturity was the result of a leverage strategy that was completed in the second quarter of 2003. Securities available for sale decreased $105.5 million or 8.49% to $1.1 billion at September 30, 2003 compared to $1.2 billion at December 31, 2002. The decrease in securities available for sale can be attributed to the significant increases in paydowns of mortgage-backed securities due to the low interest rate environment and to continued refinancing activity.

Cash and cash equivalents decreased $36.1 million or 13.61% to $228.7 million at September 30, 2003 from $264.9 million at December 31, 2002. Short-term investments including federal funds sold decreased $34.8 million or 21.3% to $128.7 million at September 30, 2003 from $163.5 million at December 31, 2002. Cash and due from banks decreased $1.2 million or 1.21% to $100.1 million at September 30, 2003 from $101.4 million at December 31, 2002.

Federal Home Loan Bank stock increased $14.7 million or 110.0% to $28.0 million at September 30, 2003 from $13.4 million at December 31, 2002. This is due to the purchase of additional shares to support the increase in FHLB borrowings.

Other Real Estate Owned decreased $1.8 million to $41,000 at September 30, 2003 compared to $1.8 million at June 30, 2003 and increased $41,000 from the year ended December 31, 2002. This activity was due to a commercial real estate loan that was originated in 1989 and was performing until August of 2002 when it was placed into non-accrual status. After exhausting all collection efforts, a deed in lieu of foreclosure was taken. The property was sold during the third quarter for $2.0 million and a gain on the sale of other real estate owned of $240,000 was recorded.

Bank Owned Life Insurance increased $22.8 million or 47.87% to $70.5 million at September 30, 2003, compared to $47.7 million at December 31, 2002. This increase was due primarily to the purchase of an additional $20.0 million of bank-owned life insurance in the first quarter of 2003 and increases in the cash surrender value. Other assets increased $7.7 million or 42.94% to $25.7 million at September 30, 2003 compared to $18.0 million at December 31, 2002. This increase was primarily attributable to an increase of $8.5 million in deferred tax assets as a result of the tax benefit associated with the contribution to The Provident Bank Foundation.

Total deposits decreased $553.5 million or 17.06% to $2.7 billion at September 30, 2003 from $3.2 billion at December 31, 2002. The largest decrease was in demand deposit accounts, which decreased $526.0 million to $743.5 million at September 30, 2003 from $1.3 billion at December 31, 2002. This decrease is primarily attributable to the funds held in the conversion escrow account totaling $526.0 million that were held for the purchase of Provident Financial Services, Inc., common stock. Savings deposits increased $60.4 million or 6.55% to $982.8 million at September 30, 2003 compared to $922.4 million at December 31, 2002. Compared to the trailing quarter, core deposits increased $46.1 million or 2.7%, core deposits at September 30, 2003 represented 64.2% of total deposits compared to 62.9% at June 30, 2003. Time deposits decreased $88.0 million or 8.37% to $963.5 million at September 30, 2003 from $1.05 billion at December 31, 2002.

Total borrowed funds increased $290.5 million or 89.91% to $613.6 million at September 30, 2003 from $323.1 million at December 31, 2002. Federal Home Loan Bank borrowings increased $398.0 million or 244.24% to $560.9 million at September 30, 2003 compared to $267.1 million at December 31, 2002. The increase in borrowed funds was due primarily to a leverage strategy.

Total stockholders’ equity increased $507.8 million or 155.75% to $833.8 million at September 30, 2003 compared to $326.0 million at December 31, 2002. This increase was primarily due to an increase in additional paid in capital in the amount of $605.6 million as a result of the sale of stock in the conversion. This was partially offset by a reduction in equity of $73.5 million due to the purchase of stock for the ESOP, $25.7 million due to the purchase of stock for the Stock Award Plan and a reduction of $4.2 million in other comprehensive income.

Liquidity and Capital Resources. The Bank’s sources of funds are primarily from deposits, scheduled amortization of loans, loan repayments, scheduled maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortizations are fairly predictable sources of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. An additional source of liquidity that is available to the Bank, should the need arise, is a $100.0 million overnight line of credit from the Federal Home Loan Bank of New York. As of September 30, 2003 and December 31, 2002, the Bank did not have any outstanding borrowings against its overnight line of credit.

Cash needs for the nine months ended September 30, 2003 were provided primarily from proceeds from Federal Home Loan Bank borrowings and principal payments on loans and mortgage-backed securities. The cash was used primarily to purchase securities for the investment portfolio, the purchase of residential loans, the purchase of bank-owned life insurance, the purchases of common stock by the Employee Stock Ownership Plan and the purchase of common stock for the Stock Award Plan.

As of September 30, 2003, the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2003
	Capital
	Required		Actual
	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)
	(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$165,781	4.0%	$802,165	19.35%
Tier 1 risk-based capital	105,296	4.0	802,165	30.47
Total risk-based capital	210,593	8.0	823,573	31.29

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

General. For the quarter ended September 30, 2003, the Company reported net income of $8.1 million compared to net income of $3.7 million for the same time period in 2002 or an increase of 122.9%. For the nine months ended September 30, 2003 the Company reported net income of $10.5 million compared to net income of $18.7 million for the same time period in 2002, a decrease of $8.2 million, primarily as a result of the one time expense associated with the $15.6 million, net of tax, contribution to The Provident Bank Foundation in the first quarter of 2003. For the quarter ended September 30, 2003 basic and diluted earnings per share was $0.14, and for the nine months ended September 30, 2003 basic and diluted earnings per share was $0.16, which includes the results of operations from January 15, 2003.

Net Interest Income. Total net interest income increased $1.8 million or 6.14% to $30.7 million for the quarter ended September 30, 2003 compared to $29.0 million for the quarter ended September 30, 2002. Net interest income increased $10.8 million or 12.68% to $96.0 million for the nine months ended September 30, 2003 compared to $85.2 million for the comparable time period in 2002. Interest income for the third quarter of 2003 decreased $1.1 million or 2.54% to $43.9 million compared to $45.0 million for the comparable quarter in 2002. For the nine months ended September 30, 2003 interest income increased $4.8 million or 3.58% to $138.1 million compared to $133.3 million for the nine months ended September 30, 2002. As a result of the current low interest rate environment, Provident Financial Services, Inc., has experienced accelerated premium amortization expense in the mortgage-backed securities portfolio related to prepayments in the underlying mortgages. Accelerated premium amortization expense in the amount of $3.7 million for the three months ended September 30, 2003 has been recorded as an adjustment to yield and for nine months ended September 30, 2003 accelerated premium amortization expense was $6.0 million compared to $65,000 for nine months ended September 30, 2002. Interest expense decreased $2.9 million or 18.22% to $13.1 million for the quarter ended September 30, 2003 compared to $16.0 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 interest expense decreased $6.0 million or 12.53% to $42.1 million compared to $48.1 million for the nine months ended September 30, 2002. Net interest margin decreased 82 basis points to 3.15% for the quarter ended September 30, 2003 compared to 3.97% for the quarter ended September 30, 2002. The net interest margin decreased 70 basis points to 3.33% at September 30, 2003 compared to 4.03% for the nine months ended September 30, 2002. The interest rate spread decreased 86 basis points to 2.73% for the quarter ended September 30, 2003 compared to 3.59% for the comparable quarter in 2002. The interest rate spread decreased 82 basis points to 2.84% at September 30, 2003 from 3.66% for the nine months ended September 30, 2002. Net interest margin and net interest spread have narrowed as a result of the current low interest rate environment and the reinvestment of cash from prepayments of loans and investments related to refinance activity at lower current interest rates.

Income on investment securities held to maturity increased $2.9 million or 235.87% to $4.2 million for the quarter ended September 30, 2003 compared to $1.2 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 interest income on investment securities held to maturity increased $8.8 million or 222.8% to $12.7 million compared to $3.9 million for the nine months ended September 30, 2002. This increase is attributable to a leverage strategy that was completed in the second quarter. Securities that were purchased with the proceeds from Federal Home Loan Bank borrowings were designated as held to maturity. Interest income on securities available for sale decreased $1.1 million or 10.96% to $8.7 million for the quarter ended September 30, 2003 compared to $9.8 million at September 30, 2002. For the nine months ended September 30, 2003 interest income on investment securities available for sale increased $4.5 million or 16.92% to $30.8 million compared to $26.4 million for the nine months ended September 30, 2002. The increase in income on securities available for sale was primarily attributable to the growth in the investment portfolio resulting from the reinvestment of cash flows from the lending portfolios, deposit inflows and the investment of conversion proceeds. Interest income on commercial loans increased $0.8 million or 17.4% to $5.6 million for the quarter ended September 30, 2003 compared to $4.8 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 interest income on commercial loans increased $3.6 million or 27.7% to $16.7 million compared to $13.1 million for the nine months ended September 30, 2002. Interest income on real estate secured loans decreased $3.0 million or 12.97% to $20.4 million for the quarter ended September 30, 2003 compared to $23.4 million for the quarter ended September 30, 2002. For the nine month period ended September 30, 2003 interest on real estate secured loans decreased $9.8 million or 13.5% to $62.6 million compared to $72.4 million for the nine months ended September 30, 2002. Consumer loans interest income decreased $0.8 million or 15.9% to $4.5 million for the quarter ended September 30, 2003 compared to $5.3 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, consumer loans interest income decreased $2.4 million or 14.6% to $13.9 million compared to $16.2 million for the nine months ended September 30, 2002. During the quarter ended September 30, 2003, we received our second quarter dividend which was payable in the third quarter from the Federal Home Loan Bank of New York in the amount of $337,000. The Federal Home Loan Bank of New York has announced that it has suspended payment of its third quarter dividend payable in the fourth quarter of 2003.

Interest paid on deposit accounts decreased $5.1 million or 36.61% to $8.8 million for the quarter ended September 30, 2003 compared to $13.9 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 interest paid on deposits decreased $10.9 million or 26.02% to $31.0 million from $41.9 million for the nine months ended September 30, 2002. Reductions in interest rates on all deposit products contributed to the decline in interest expense. Interest rates on maturing certificates of deposits are renewing at lower current interest rates. The average cost of interest bearing liabilities decreased 81 basis points to 1.76% for the quarter ended September 30, 2003 compared to 2.57% for the quarter ended September 30, 2002. The decrease in the average cost of interest-bearing liabilities can be attributed to the decrease in core deposit account rates and the continued decrease in rates on time deposits. Interest paid on borrowed funds increased $2.2 million or 99.31% to $4.3 million for the quarter ended September 30, 2003 from $2.2 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 interest paid on borrowed funds increased $4.9 million or 77.37% to $11.1 million compared to $6.3 million for the nine months ended September 30, 2002. This increase in expense is attributable to the increase in borrowings from the Federal Home Loan Bank as part of a leverage strategy.

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

The provision for loan losses for the three months ended September 30, 2003 was $160,000, a decrease of $10.9 million compared to $11.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the provision for loan losses was $1.1 million compared to $12.3 million in 2002. This decrease is related to a $11.1 million charge to operations recognized in the third quarter of 2002 related to a non-performing mortgage warehouse loan. The Bank had net charge offs for the three months ended September 30, 2003 of $389,000 compared to net charge offs of $11.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 net charge offs were $758,000 compared to net charge offs of $12.8 million at September 30, 2002. The allowance for loan losses was $21.3 million or 1.01% of total loans at September 30, 2003 compared to $21.3 million or 1.07% of total loans at September 30, 2002 and $21.0 million or 1.02% of total loans at December 31, 2002. At September 30, 2003, the allowance for loan losses as a percentage of non-performing loans increased to 364.02% from 167.37% at September 30, 2002 and 246.55% at December 31, 2002.

Non-Interest Income. Non-interest income increased $1.0 million or 17.39% to $6.8 million for the quarter ended September 30, 2003 compared to $5.8 million for the comparable period in 2002. This increase is attributable to an increase of $700,000 in fee income, a $664,000 increase in gains on security sales, and is partially offset by a $362,000 decrease in other income. For the nine months ended September 30, 2003 non-interest income decreased $335,000 or 1.89% to $17.4 million compared to $17.7 million at September 30, 2002. Fees on retail accounts increased $700,000 or 19.28% to $4.3 million for the three months ended September 30, 2003 compared to $3.6 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 fees on retail accounts increased $935,000 or 8.42% to $12.0 million compared to $11.1 million for the nine months ended September 30, 2002. Other income decreased $918,000 or 35.83% to $1.6 million at September 30, 2003, compared to $2.6 million at September 30, 2002. For the nine months ended September 30, 2003, net profit on the sale of loans decreased $720,000 or 45.13% to $877,000 compared to $1.6 million in the comparable period in 2002. For the nine months ended September 30, 2003, net gains on the sale of other assets decreased $320,000 or 65.60% to $168,000 compared to $488,000 for the comparable period in 2002. For the quarter ended September 30, 2003, a $240,000 gain on the sale of bank-owned property was recorded.

Non-Interest Expense. Non-interest expense increased $4.7 million or 22.55% to $25.7 million for the quarter ended September 30, 2003 compared to $21.0 million for the comparable quarter in 2002. For the nine months ended September 30, 2003 non-interest expense increased $32.3 million or 49.28% to $97.9 million from $65.6 million for September 30, 2002. On January 15, 2003, the Company contributed $24.0 million in cash and stock to The Provident Bank Foundation that was recorded in the first quarter. Salary and benefit expense increased $2.8 million or 24.61% to $14.2 million for the three months ended September 30, 2003 compared to $11.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 salary and benefit expense increased $4.3 million or 12.30% to $38.8 million from $34.5 million for the nine months ended September 30, 2002. The increase in salary and benefit expense is primarily attributable to benefit expenses related to new stock-related benefit plans: the employee stock ownership plan in the amount of $2.0 million, the stock award plan in the amount of $639,000 and the stock option plan in the amount of $768,000. In the quarter ended September 30, 2003, the Bank adopted the fair value based method, SFAS No. 123 “Accounting for Stock Based Compensation,” to recognize compensation expense on all outstanding stock options from the time of grant. Other operating expenses increased $719,000 or 20.93% to $4.2 million for the three months ended September 30, 2003, compared to $3.4 million at September 30, 2002. For the nine months ended September 30, 2003 other operating expenses increased $2.1 million or 18.24% to $13.8 million compared to $11.6 million at September 30, 2002. This increase is primarily due to an increase of $1.2 million or 211.76% in insurance premiums and $508,000 or 20.41% in amortization of intangible assets.

Income Tax Expense. Income tax expense increased $4.4 million or 452.19% to $3.5 million for the three months ended September 30, 2003, resulting in an effective tax rate of 29.8%, compared to an income tax benefit of ($983,000) for the three months ended September 30, 2002. The increase in income tax expense is attributable to the large chargeoff that was taken on a mortgage warehouse loan in the third quarter of 2002. Income tax expense decreased $2.0 million to $3.8 million for the nine months ended September 30, 2003, resulting in an effective tax rate of 26.45%, compared to $5.8 million for the nine months ended September 30, 2002, resulting in an effective tax rate of 23.21%. The decrease in the income tax expense was attributable to the income tax benefit in the first quarter due to the pretax loss that was recorded as a result of the contribution to the charitable foundation.

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

The following sets forth the result of the net interest income model as of September 30, 2003:

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	$147,395	$4,078	2.85%
Static	143,317	—	—
+100	133,236	(10,081)	(7.03)%
+200	122,364	(20,952)	(14.62)%
+300	110,988	(32,329)	(22.56)%

The above table indicates that as of September 30, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, based on a twelve month forward projection, net interest income would decrease 14.62% or $21.0 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 2.85% or $4.1 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2003:

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	$1,029,232	$40,545	4.10%	23.40%	2.66%
Flat	988,687	—	—	22.79%	—
+100	914,204	(74,483)	(7.53)%	21.54%	(5.48)%
+200	846,416	(142,271)	(14.39)%	20.36%	(10.65)%
+300	776,890	(211,797)	(21.42)%	19.10%	(16.21)%

The above table indicates that as of September 30, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 14.39% or $142.3 million. If rates were to decrease 100 basis points, the model forecasts a 4.10% or $40.5 million increase in the present value of equity.

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

The Annual Meeting of Stockholders was held on July 17, 2003. The following matters were considered and voted on by the stockholders at the annual meeting:

Item 1.	Election of Directors

Name	For	Withhold
J. Martin Comey	52,806,057	695,367
Thomas E. Sheenan	52,628,814	872,610
Geoffrey M. Connor	52,713,940	787,484
Edward O’Donnell	52,704,940	796,484

Item 2.	The approval of the Provident Financial Services, Inc. 2003 Stock Option Plan.

FOR	AGAINST	ABSTAIN
31,709,947	6,776,429	463,927

Item 3.	The approval of the Provident Financial Services, Inc. 2003 Stock Award Plan.

FOR	AGAINST	ABSTAIN
31,989,076	6,504,994	455,733

Item 4.	The ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2003.

FOR	AGAINST	ABSTAIN
52,381,856	746,490	373,078

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Bylaws of Provident Financial Services, Inc.*

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.*

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers*

10.3	Employee Savings Incentive Plan*

10.4	Employee Stock Ownership Plan*

10.5	Supplemental Executive Retirement Plan, as amended*

10.6	Supplemental Executive Savings Plan, as amended*

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended*

10.8	The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan*

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended*

10.10	Voluntary Bonus Deferral Plan, as amended*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to Provident Financial Services, Inc.’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).

(b) Reports on Form 8-K

On July 17, 2003 Provident Financial Services, Inc. filed a current report on Form 8-K that included a press release announcing operating results of Provident Financial Services, Inc. for the quarter ended June 30, 2003.

On July 17, 2003 Provident Financial Services, Inc. filed a current report on Form 8-K that included the slide presentation made at the Annual Stockholders Meeting that was held on July 17, 2003.

On July 21, 2003 Provident Financial Services, Inc. filed a current report on form 8-K that included a press release announcing the declaration of a quarterly cash dividend for the quarter ended June 30, 2003.

On July 31, 2003 Provident Financial Services, Inc. filed a current report on form 8-K that included a press release announcing the results of the Annual Meeting of Stockholders held on July 17, 2003 and plans of Provident Financial Services, Inc. to repurchase shares of its common stock to fund the Provident Financial Services, Inc. 2003 Stock Award Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 12, 2003	By:	/s/ Paul M. Pantozzi

Paul M. Pantozzi Chairman, Chief Executive Officer and President

Date:	November 12, 2003	By:	/s/ Linda A. Niro

Linda A. Niro Senior Vice President and Chief Financial Officer