Form 10-K
period 2003-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2004-03-15
CIK 1178970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transaction period from                      to

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☒ NO ☐

As of March 1, 2004, there were 60,328,600 shares of the Registrant’s Common Stock outstanding. The aggregate value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of March 1, 2004, as quoted by the NYSE, was $1.1 billion.

PROVIDENT FINANCIAL SERVICES, INC.

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.	Business

Provident Financial Services, Inc.

Provident Financial Services, Inc. (the “Company”) is a Delaware corporation which, on January 15, 2003, became the holding company for The Provident Bank (the “Bank”), following the completion of the conversion of The Provident Bank to a stock chartered savings bank. On January 15, 2003, Provident Financial Services, Inc. issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering and contributed cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by The Provident Bank. As a result of the conversion and our related stock offering, the Company raised $586.2 million in net proceeds, of which $293.1 million was infused into The Provident Bank and $293.1 million was retained by the Company. Provident Financial Services, Inc. owns all of the outstanding common stock of The Provident Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.

At December 31, 2003, the Company had total assets of $4.3 billion, net loans of $2.2 billion, total deposits of $2.7 billion, and total stockholder’s equity of $817.1 million. Our mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and our telephone number is (201) 333-1000.

On December 22, 2003, Provident Financial Services, Inc. entered into an agreement and plan of merger under which First Sentinel Bancorp, Inc. (“First Sentinel”) will merge into Provident Financial Services, Inc. and First Savings Bank, the wholly owned subsidiary of First Sentinel, will merge into The Provident Bank. Consideration will be paid to First Sentinel stockholders in a combination of stock and cash. The transaction is subject to regulatory and stockholder approvals.

The Provident Bank

Originally established in 1839, The Provident Bank is a New Jersey chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Provident Bank is a community- and customer-oriented bank operating 54 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union, which we consider our primary market area. As part of its “Customer-Centric Strategy,” The Provident Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in our markets. The Provident Bank attracts deposits from the general public in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Provident Bank also invests in mortgage-backed securities and other permissible investments.

The following are highlights of The Provident Bank’s operations:

Diversified Loan Portfolio. In order to improve asset yields and reduce its exposure to interest rate risk, The Provident Bank diversifies its loan portfolio by emphasizing the origination of commercial mortgage and commercial business loans. These loans generally have adjustable interest rates that initially are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans also generally have a higher risk of loss than single-family residential mortgage loans.

Asset Quality. As of December 31, 2003, non-performing assets were $6.2 million or 0.14% of total assets compared to $8.5 million or 0.22% of total assets at December 31, 2002. The Provident Bank’s asset quality reflects its focus on underwriting criteria and on aggressive collection and charge off efforts. The levels of commercial mortgage and commercial business loans, the limited seasoning of these portfolios and the relatively large credit concentrations, increase The Provident Bank’s credit risk.

Emphasis on Relationship Banking and Core Deposits. The Provident Bank emphasizes growth in core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $1.76 billion at December 31, 2003, representing 65.39% of total deposits. The Provident Bank has also focused on increasing the number of households and businesses served and the number of bank products per customer through our commitment to its brand promise — “Hassle-Free Banking for Busy People.”

Increasing Non-Interest Income. The Provident Bank’s emphasis on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. A primary source of our non-interest income is derived from fees on core deposit accounts. While total non-interest income decreased to $23.8 million for the year ended December 31, 2003 from $24.1 million for the year ended December 31, 2002, fee income on deposit accounts increased to $16.3 million for the year ended December 31, 2003 from $15.1 million for the year ended December 31, 2002. The Provident Bank has also focused on expanding products and services to generate additional non-interest income. In addition to offering investment products, estate management and trust services, The Provident Bank is a member of a joint venture to sell title insurance.

Managing Interest Rate Risk. Although The Provident Bank’s liabilities are more sensitive to changes in interest rates than its assets, The Provident Bank manages its exposure to interest rate risk by emphasizing the origination and retention of adjustable rate and shorter term loans. In addition, The Provident Bank uses its investments in securities to manage interest rate risk. At December 31, 2003, 44.99% of our loan portfolio had a term to maturity of one year or less or had an adjustable interest rate. Moreover, at December 31, 2003, The Provident Bank’s securities portfolio totaled $1.67 billion and had an average expected life of 3.96 years (excluding equity securities).

Expansion of Retail Banking Franchise. During 2003, The Provident Bank expanded its retail banking franchise by acquiring three branches with deposits from another depository institution and opening two de novo branches.

Available Information. Provident Financial Services, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (SEC). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All filed SEC reports and interim filings can also be obtained from the Bank’s website, www.providentnj.com, under investor information, without charge from the Company.

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2003, The Bank operated a network of fifty-four (54) branch offices throughout ten (10) counties in northern and central New Jersey, comprised of fifteen (15) offices in Hudson County, four (4) in Bergen, six (6) in Essex, one (1) in Mercer, five (5) in Middlesex, eight (8) in Monmouth, two (2) in Morris, six (6) in Ocean, five (5) in Somerset and two (2) in Union Counties. The Provident Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Provident Bank’s ten (10) county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau data as of 2000, New Jersey has the highest population density of any state in the United States, and our ten-county market area has a population of 5.8 million, which is 69.0% of the state’s total population. Because of the diversity of industries in The Provident Bank’s market area and, to a lesser extent, because of its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. Whereas near-term economic growth in our area has shown strength as the result of renewed business investment and continued real estate development, growth in new employment has been lacking for the nation as a whole. This trend is expected to reverse itself in 2004.

Within its ten (10) county market area The Bank has an approximate 1.70% share of bank deposits as of June 30, 2003, the latest date for which statistics are available, and an approximate 1.37% deposit share of the New Jersey market statewide.

COMPETITION

The Company and the Bank face intense competition both in originating loans and attracting deposits. The Northern and Central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. We face direct competition for loans from each of these institutions as well as from the mortgage companies, mortgage brokers and other loan origination firms operating in our market area. The Provident Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in the market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than The Provident Bank and offer services, such as private banking, that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchase of short-term money market securities and other corporate and government securities.

The Provident Bank expects to compete in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through our investment subsidiary. Relationships with customers are built and maintained through The Provident Bank’s branch network, its deployment of branch and off-site ATMs, and continuing development of its telephone and web-based banking services.

LENDING ACTIVITIES

Historically, The Bank’s principal lending activity has been the origination of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. Since 1997, the Bank has taken a more balanced approach to the composition of the loan portfolio by increasing its emphasis on originating commercial real estate loans and commercial business loans. During the third quarter of 2003, the Bank made a strategic decision to de-emphasize mortgage warehouse lending. In the fourth quarter, substantially all of the mortgage warehouse loans were sold to another financial institution and the proceeds were temporarily invested in residential mortgages.

Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to Fannie Mae and Freddie Mac. To manage interest rate risk, The Bank generally sells the 20 year and 30 year fixed-rate residential mortgages that it originates. The Bank retains a majority of the originated adjustable rate mortgages for its portfolio.

The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family residences, office buildings, retail and industrial properties. In order to limit exposure to interest rate risk, The Bank generally adjusts the interest rate following the initial five-year period in the majority of the real estate loans it originates.

The Bank provides construction loans for both single family and condominium projects intended for sale and projects that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, we take certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects we manage our exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

The Bank originates consumer loans that are secured in most cases by a borrower’s assets. Home equity loans and home equity lines of credit that are primarily secured by a second mortgage lien on the borrower’s residence comprise the largest category of The Bank’s consumer loan portfolio. The Bank’s consumer loan portfolio also includes marine loans that are secured by a first lien on recreation boats. The marine loans we finance are generated by boat dealers located on the Atlantic Coast of the United States. In addition we also finance auto loans, which are generated by dealers in the New York metropolitan area. To a lesser extent, The Bank originates personal unsecured loans, primarily as an accommodation to customers. All loans, whether originated directly or purchased, are underwritten to The Bank’s lending standards.

Commercial loans are loans to businesses of varying size and type to borrowers in our market. The Bank’s underwriting standards for commercial loans less than $100,000 utilize an industry recognized automated credit scoring system. The Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On occasion The Bank makes unsecured commercial loans. Most commercial loans are made on a floating interest rate basis and fixed interest rates are rarely offered for more than five years.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,044,788	47.13%	$699,469	34.43%	$795,442	39.88%	$905,825	46.33%	$884,680	47.15%
Commercial mortgage loans	449,092	20.26	444,249	21.86	412,280	20.67	380,237	19.45	387,435	20.64
Multi-family mortgage loans	90,552	4.08	77,006	3.79	95,456	4.78	95,387	4.88	96,476	5.14
Construction loans	99,072	4.47	96,028	4.73	80,717	4.05	75,980	3.89	69,946	3.73

Total mortgage loans	1,683,504	75.94	1,316,752	64.81	1,383,895	69.38	1,457,429	74.55	1,438,537	76.66

Mortgage warehouse loans	4,148	0.19	276,383	13.60	167,905	8.42	66,949	3.42	47,719	2.54
Commercial loans	246,606	11.12	183,410	9.03	141,491	7.09	121,540	6.22	85,357	4.55
Consumer loans	300,825	13.57	275,812	13.57	322,219	16.15	328,831	16.82	324,431	17.29

Total other loans	551,579	24.88	735,605	36.20	631,615	31.66	517,320	26.46	457,507	24.38

Premium on purchased loans	5,411	0.24	2,123	0.10	2,566	0.13	3,264	0.17	2,925	0.16
Discount on purchased loans	(1,547)	(0.07)	—	—	—	—	—	—	—	—
Less net deferred fees	(1,580)	(0.07)	(1,625)	(0.08)	(1,531)	(0.07)	(2,823)	(0.15)	(3,742)	(0.20)
Less: Allowance Loan Loss	(20,631)	(0.92)	(20,986)	(1.03)	(21,909)	(1.10)	(20,198)	(1.03)	(18,794)	(1.00)

Total loans, net	$2,216,736	100.0%	$2,031,869	100.0%	$1,994,636	100.00%	$1,954,992	100.00%	$1,876,433	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2003, regarding the maturities of loans in our loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$4,256	$3,409	$10,834	$51,910	$483,372	$491,007	$1,044,788
Commercial mortgage loans	2,850	6,628	53,413	299,888	83,962	2,351	449,092
Multi-family mortgage loans	214	953	8,591	34,937	43,535	2,322	90,552
Construction loans	32,453	55,863	10,756	—	—	—	99,072

Total mortgage loans	39,773	66,853	83,594	386,735	610,869	495,680	1,683,504
Mortgage warehouse loans	4,148	—	—	—	—	—	4,148
Commercial loans	99,943	32,427	31,054	57,884	25,003	295	246,606
Consumer loans	47,048	7,565	27,537	56,601	160,846	1,228	300,825

Total loans	$190,912	$106,845	$142,185	$501,220	$796,718	$497,203	$2,235,083

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2004. Adjustable and floating rate loans are included based on contractual maturities.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$779,807	$260,725	$1,040,532
Commercial mortgage loans	123,464	322,778	446,242
Multi-family mortgage loans	37,124	53,214	90,338
Construction loans	238	66,381	66,619

Total mortgage loans	940,633	703,098	1,643,731
Mortgage warehouse loans	—	—	—
Commercial loans	54,011	92,652	146,663
Consumer loans	234,901	18,876	253,776

Total loans	$1,229,545	$814,626	$2,044,171

Residential Mortgage Lending. A principal lending activity of The Provident Bank is to originate loans secured by first mortgages on one-to-four family residences in the State of New Jersey. We originate residential mortgages primarily through commissioned mortgage representatives and our branch offices. The Provident Bank originates both fixed-rate and adjustable-rate mortgages. Residential mortgage lending represents the largest single component of our total loan portfolio. As of December 31, 2003, $1.04 billion or 47.13% of the total portfolio consisted of one- to four-family real estate loans. Of the one-to-four family loans at that date, 74.94% were fixed-rate and 25.06% were adjustable rate loans.

The Provident Bank originates fixed-rate fully amortizing residential mortgage loans, with the principal and interest due each month, that have maturities ranging from 10 to 30 years. We also originate fixed-rate residential mortgage loans with maturities of 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. Adjustable rate mortgage loans are offered with a fixed-rate period of 1, 3, 5, 7 or 10 years prior to the first annual interest rate adjustment. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2¾%, adjusting annually with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.

The residential mortgage portfolio is primarily underwritten to Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) standards. The Provident Bank’s standard loan to value ratio is 80%. However, working through mortgage insurance companies, we underwrite loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 100% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more, as well as loans with a loan to value ratio of 97% or more, are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in our portfolio generally include loans with a term of 15 years or less and biweekly payment loans with a term of 20 years or less. We retain the majority of the originated adjustable rate mortgages for our portfolio.

The percentage of loans sold into the secondary market will vary depending upon interest rates and our strategies for reducing our exposure to interest rate risk. In 2003, approximately $16.1 million or 4.05% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2003 were long-term fixed-rate mortgages. Generally it is our policy to retain all adjustable-rate mortgages and 10 and 15 year fixed-rate loans in portfolio and sell all 20 and 30 year fixed-rate mortgages. For loans that are sold, they are sold without recourse and we usually retain servicing on these loans.

The retention of adjustable rate mortgages, as opposed to longer term, fixed-rate residential mortgage loans, in our loan portfolio helps reduce our exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one-to-four family one year adjustable-rate loans are qualified at the maximum rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. We believe that these risks, which have not had a material adverse effect on The Provident Bank to date, generally are less onerous than the interest rate risks associated with holding 20-30 year fixed-rate loans in our loan portfolio.

The Bank has for many years offered discounted rates for low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $77.2 million. The Bank also offers a special rate program for first time homebuyers and this activity has totaled over $68.3 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. Commercial real estate and construction loans have decreased to 28.60% of the portfolio at December 31, 2003 from 30.38% of the portfolio at December 31, 2002. A substantial majority of The Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

The Bank originates adjustable rate loans and loans with fixed interest rates for a period that is generally five or fewer years, which then adjust after the initial period. Typically the loans are written for maturities of 10 years or less and have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and contacts in the commercial real estate market.

Among the reasons for The Bank’s continued emphasis on commercial real estate lending is our desire to invest in assets bearing interest rates, which are generally higher than interest rates on residential mortgage loans and are more rate sensitive to changes in market interest rates. Commercial real estate loans, however, entail significant additional credit risk as compared with one- to four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. We attempt to understand and control the risk in several ways including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is appropriate, we employ environmental experts to inspect the property and ascertain any environmental risks.

The Bank requires a full independent appraisal for commercial real estate. The appraiser must be selected from The Provident Bank’s approved list. The Bank also employs an independent review appraiser to verify that the appraisal meets our standards. The underwriting guidelines provide that generally the loan to value ratio shall not exceed 75% of the appraised value and the debt service coverage should be at least 1.20 times. In addition, financial statements are required annually and reviewed by us. The Bank’s policy also requires that a property inspection of commercial mortgages over $1,000,000 be completed at least every 18 months.

The Bank’s largest commercial real estate loan at December 31, 2003 was a $25.0 million loan, with $22.5 million outstanding, secured by an established 378 room, full service hotel in Elizabeth, New Jersey. The loan was performing in accordance with its terms and conditions as of December 31, 2003.

Multi-family Lending. The Provident Bank underwrites loans secured by apartment buildings that have five or more units. We classify multi-family lending as a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans.

Mortgage Warehouse Loans. In the third quarter of 2003, the Bank made a strategic decision to de-emphasize mortgage warehouse lending and in November 2003, sold a significant portion of the mortgage warehouse loan portfolio to another financial institution.

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

For commercial loans less than $100,000, we use an automated underwriting system, which includes a nationally recognized credit scorecard to assist in our decision-making process. For larger commercial loans a traditional approach of reviewing all the financial information and collateral in greater detail by seasoned lenders is utilized.

Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. Our largest commercial loan was a $25.0 million participation in a $400.0 million syndicated line of credit which was secured by an assignment of residential mortgage loans. As of December 31, 2003, Provident Bank’s outstanding balance was $14.3 million and it was performing in accordance with its terms and conditions.

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

The Provident Bank underwrites most construction loans for a term of three years or less. The majority of The Provident Bank’s construction loans are floating rate loans and we utilize a procedure to attempt to insure that the maximum 75% loan to value ratio of the completed project is not exceeded. We employ professional engineering firms to assist in the review of construction cost estimates and make site inspections to determine if the work has been completed prior to the advance of funds for the project.

Construction lending generally involves a greater degree of risk than other one-to-four family mortgage lending. Repayment of a construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject project and the successful marketing of the sale or lease of the project. Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

For all construction loans, we require an independent appraisal, which includes information on market rents and/or comparable sales and competing projects. We also attempt to procure personal guarantees and conduct environmental due diligence as appropriate.

The Provident Bank also attempts to control the risk of the construction lending process by other means. For single family/condominium financing, The Provident Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit. On commercial construction projects that the developer holds for rental, we typically hold back funds for tenant improvements until a signed lease is executed.

Our largest construction loan as of December 31, 2003 was a commitment to lend up to $28.6 million for a new 414 unit residential project consisting of townhouses and condominium units located in Lopatcong, New Jersey. As of December 31, 2003, the loan had an outstanding balance of $14.8 million and was performing in accordance with its terms and conditions.

Consumer Loans. The Provident Bank offers a variety of consumer loans to individuals. Home equity loans and home equity lines of credit constituted 60.66% of the consumer loan portfolio as of December 31, 2003. Marine loans comprised 31.38% of the consumer loan portfolio as of December 31, 2003. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans.

Interest rates on our home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which we have offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Provident Bank’s home equity lines are made at floating interest rates and we provide lines of credit up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2003 were $109.8 million and $39.5 million respectively.

The Provident Bank originates a majority of its home equity loans and lines directly. We also originate loans through established relationships with brokers, using our underwriting standards. The Provident Bank purchases marine and auto loans from established dealers and brokers. The maximum loan for boats is $1,000,000, with a maximum advance of 80% against the appraised value. All marine loans are collateralized by a first lien on the vessel. Marine loans must be secured by a recreational boat that is maintained on the Atlantic Coast of the United States. The maximum loan for automobiles is $60,000, with a maximum advance rate of 115% against the NADA value of the automobile. All automobile loans are collaterized by a first lien on the automobile.

The Provident Bank’s consumer loan portfolio contains other type of loans such as loans on motorcycles, recreational vehicles and personal loans, which represents 7.96% of the portfolio. Personal unsecured loans are originated primarily as an accommodation to existing customers.

Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats and recreational vehicles. Collateral repossessed by us for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, and this is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, and Repayments. The following table sets forth our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Originations:
Residential mortgage	$397,706	$296,161	$215,941
Commercial mortgage	76,361	113,687	90,316
Multi-family mortgage	37,315	6,935	13,893
Construction	77,952	80,514	96,344
Commercial	166,654	125,114	70,760
Consumer	198,433	101,946	106,081

Subtotal of loans originated	954,421	724,357	593,335
Mortgage warehouse loans	2,898,507	2,620,210	1,641,316
Loans Purchased	352,233	—	—

Total loans originated	4,205,161	3,344,567	2,234,651

Loans sold or securitized	16,145	79,129	80,652
Repayments:
Residential mortgage	394,693	385,060	245,672
Commercial mortgage	64,945	88,292	58,272
Multi-family mortgage	23,769	25,448	13,824
Construction	74,908	65,203	91,607
Commercial	110,032	83,825	50,809
Consumer	167,217	139,316	112,693

Subtotal of loan repayments	835,564	787,144	572,877
Mortgage warehouse loans	3,170,741	2,511,769	1,540,360

Total repayments	4,006,305	3,298,913	2,113,237

Total reductions	4,022,450	3,378,042	2,193,889

Other items, net (1)	(2,584)	(15,418)	(5,059)

Net increase (decrease)	$180,127	$(48,893)	$35,703

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

Loan Approval Procedures and Authority. The Provident Bank’s Board of Directors approves the Loan Policy and Procedures Manual on an annual basis as well as on an interim basis as modifications are warranted. The loan policy sets The Provident Bank’s lending authority for each type of loan. The Provident Bank’s individual lending officers are assigned dollar authority limits based upon their experience and expertise.

The largest individual lending authority is $5.0 million, which only our Chief Executive Officer and President and Chief Lending Officer have. Loans in excess of $5.0 million or when combined with existing credits of the borrower or related borrowers exceeds $5.0 million are presented to the Credit Committee. The Credit Committee consists of six senior officers and requires a majority vote for credit approval. The Credit Committee has a $12.5 million approval authority and the Executive Committee of the Board of Directors of The Provident Bank has approval authority exceeding $12.5 million. All credit approvals by the Executive Committee are reported to the Board of Directors of The Provident Bank.

        The Provident Bank has adopted a risk rating system as part of the risk assessment of the loan portfolio. Our commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, the Loan Quality and Risk Rating Committee meets to review and change, where appropriate, all loans rated a watch or worse. In addition, the Loan Review Department, which is independent of the lending areas, validates the risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

Loans to One Borrower. The Provident Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is fifteen percent (15%) of unimpaired capital. As of December 31, 2003, the regulatory lending limit was $86.5 million. The Bank’s internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $50.0 million for loans with a risk rating of 2 or better, $45.0 million for loans with a risk rating of 3 and $35.0 million for loans with a risk rating of 4. We review these group exposures on a quarterly basis. We also set additional limits on size of loans by loan type. At December 31, 2003, our largest client relationship with an individual borrower and related entities was $52.4 million, consisting of commercial real estate loans to a real estate investor based in the State of New Jersey. This relationship was performing in accordance with its terms and conditions as of December 31, 2003.

As of December 31, 2003, The Provident Bank had $471.1 million in loans outstanding to its 50 largest borrowers and their related entities.

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

Collection Procedures. In the case of residential mortgage and consumer loans the collections personnel in our Special Loan Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency generated by our system, telephone calls, letters and other notices to the delinquent borrower. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after the loan is delinquent. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The collection procedures for Federal Housing Association (FHA) and Veteran’s Administration (VA) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

Real estate taken by foreclosure or in connection with a loan workout is held as other real estate owned. We carry other real estate owned at its fair market value less estimated selling costs. We attempt to sell the property at foreclosure sale or as soon as practical after the foreclosure sale through a proactive marketing effort.

The collection procedures for commercial real estate and commercial loans include our sending periodic late notices and letters to a borrower once a loan is past due. The Bank attempts to make direct contact with a borrower once a loan is 16 days past due, usually by telephone. The Chief Lending Officer reviews all commercial real estate and commercial loan delinquencies on a weekly basis. Delinquent commercial real estate and commercial loans will be transferred to the Special Loan Department for further action if the delinquency is not cured within a reasonable period of time, typically 60 to 90 days. The Chief Lending Officer has the authority to transfer performing commercial real estate or commercial loans to the Special Loan Department if, in his opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectible are proposed for charge-off on a monthly basis. The recommendation is then submitted to the Chief Lending Officer and Chief Executive Officer for approval.

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Lending Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed real estate. An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect amounts due under the contractual terms of the loan agreement. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2003, there were no impaired loans.

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

Federal and state regulations as well as our policy require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. Under this internal risk rating system, we currently classify problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose The Provident Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify one or more assets, or portions thereof, as “substandard” or “doubtful,” we determine that a specific allowance for loan losses be established for loan losses in an amount deemed prudent by management. When we classify one or more assets, or portions thereof, as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

The Bank’s determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin, referred to as SAB, No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.” The guidance contained in the SAB is effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council, referred to as FFIEC, issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Bank and Savings Institutions” (Policy Statement). We believe that our documentation relating to the allowance for loan loss is consistent with these pronouncements. Although we believe that, based on information currently available to us at this time, our allowance for loans losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Assets are classified in accordance with the management guidelines described above. At December 31, 2003, $14.7 million of assets were classified as “substandard” which consisted of $3.6 million in residential loans, $3.7 million in commercial mortgage loans, $5.6 million in commercial loans, $1.1 million in consumer loans and $618,000 in multi-family loans. At that same date $350,000 in commercial loans were classified as “doubtful” and no loans were classified as “loss”. In addition, as of December 31, 2003 $15.6 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2003				At December 31, 2002				At December 31, 2001
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	48	$4,408	43	$3,395	25	$1,357	59	$4,073	27	$1,176	75	$4,171
Commercial mortgage loans	—	—	1	151	—	—	2	2,682	1	188	2	345
Multi-family mortgage loans	—	—	—	—	—	—	—	—	—	—	—	—
Construction loans	—	—	1	217	—	—	—	—	—	—	4	1,071

Total mortgage loans	48	4,408	45	3,763	25	1,357	61	6,755	28	1,364	81	5,587
Mortgage warehouse loans	—	—	1	223	—	—	—	—	—	—	—	—
Commercial loans	17	1,781	4	1,016	1	25	1	34	2	1,520	12	1,084
Consumer loans	317	2,919	75	1,126	119	1,515	141	1,723	34	444	82	1,413

Total loans	382	$9,108	125	$6,128	145	$2,897	203	$8,512	64	$3,328	175	$8,084

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding our non-accrual loans and other non-performing assets. There were no troubled debt restructuring as defined in SFAS 114 at any of the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$3,395	$4,073	$4,171	$2,413	$3,466
Commercial mortgage loans	151	2,682	345	144	146
Multi-family mortgage loans	—	—	—	25	—
Construction loans	217	—	1,071	5,166	1,195
Mortgage warehouse loans	223	—	—	—	—
Commercial loans	1,016	34	1,084	274	1,641
Consumer loans	1,126	1,723	1,413	1,458	1,586

Total non-accruing loans	6,128	8,512	8,084	9,480	8,034
Accruing loans delinquent 90 days or more	—	—	—	—	—

Total non-performing loans	6,128	8,512	8,084	9,480	8,034
Other real estate owned	41	—	—	204	40

Total non-performing assets	$6,169	$8,512	$8,084	$9,684	$8,074

Total non-performing assets as a percentage of total assets	0.14%	0.22%	0.28%	0.37%	0.31%

Total non-performing loans to total loans	0.27%	0.41%	0.40%	0.48%	0.43%

Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $588,628 during the year ended December 31, 2003. At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our evaluation of the probable incurred losses in the loan portfolio. The allowance for loan losses is maintained through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where it is determined the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

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

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter we prepare a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing loan risk ratings include the following:

•	results of the routine loan quality reviews by the Loan Review Department of the Finance Division and by third parties retained by the Loan Review Department;

•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in non-performing loans, including anticipated trends based on market conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio; and

•	duration of the current business cycle.

When assigning a risk rating to a loan, management utilizes The Provident Bank’s internal risk rating system which is a nine point rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department of the Finance Division and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

Each quarter the lending groups prepare individual Loan Quality and Risk Reports (LQRR) for the Credit Administration Department. These reports review all commercial loans and commercial mortgage loans that have been determined to involve above average risk (risk rating of five or worse). The LQRR reports contain the reason for the risk rating assigned to each loan, status of the loan and any current developments. These reports are submitted to a committee chaired by the Credit Administration Officer. Each loan officer reviews the loan and the corresponding LQRR report with the committee and the risk rating is evaluated for appropriateness.

Based upon market conditions and The Provident Bank’s historical experience dealing with problem credits, the reserve factor for each risk rating by type of loan is established based on estimates of probable losses in the loan portfolio. In addition reserve factors are established for unused lines and anticipated closings and projected growth. We use a five-year moving average of charge-off and recovery experience as a tool to assist in the development of the reserve factors in determining the provision for loan losses.

The reserve factors applied to each loan risk rating are inherently subjective in nature. Reserve factors are assigned to each of the risk rating categories. Our methodology permits adjustments to the allowance for loan losses in the event that, in management’s judgment, significant conditions impacting the credit quality and collectibility of the loan portfolio as of the evaluation date are not otherwise adequately reflected in the analysis.

The provision for loan losses are established after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan delinquency trends and peer group analysis. As a result of this process, management has established an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses is warranted based on factors such as the geographic concentration of our loan portfolio and the losses inherent in commercial lending, as these types of loans are typically riskier than residential mortgages.

The Loan Review Department of the Finance Division also uses an historic model from the early 1990’s when there were severe problems in the New Jersey commercial real estate markets. This tool applies the problem loan reserve percentages from our own portfolio for these prior years to the current portfolio. The Loan Review Department of the Finance Division continuously reviews the risk ratings.

Based on the composition of the loan portfolio, we believe the primary risks inherent in the portfolio are possible increases in interest rates, a possible decline in the economy and a possible decline in real estate market values. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$20,986	$21,909	$20,198	$18,794	$17,381
Charge offs:
Residential mortgage loans	1,070	333	411	770	1,475
Commercial mortgage loans	—	—	208	—	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	12,500	—	—	—
Commercial loans	1,904	1,859	46	845	435
Consumer loans	1,412	228	297	194	442

Total	4,386	14,920	962	1,809	2,352

Recoveries:
Residential mortgage loans	1,523	271	256	315	313
Commercial mortgage loans	—	—	168	289	350
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	—	—
Commercial loans	772	451	201	265	236
Consumer loans	576	475	148	284	766

Total	2,871	1,197	773	1,153	1,665

Net charge-offs	1,515	13,723	189	656	687
Provision for loan losses	1,160	12,800	1,900	2,060	2,100
Acquisition-related allowance	—	—	—	—	—

Balance at end of period	$20,631	$20,986	$21,909	$20,198	$18,794

Ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	0.70%	0.01%	0.03%	0.04%

Allowance for loan losses to total loans	0.92%	1.02%	1.09%	1.02%	0.99%

Allowance for loan losses to non-performing loans	336.67%	246.55%	271.02%	213.06%	233.93%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2003		2002		2001		2000		1999
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$1,804	46.78%	$1,447	34.08%	$1,598	39.43%	$1,464	45.83%	$1,627	46.57%
Commercial mortgage loans	4,898	20.11	4,898	21.65	5,436	20.44	4,695	19.25	4,795	20.44
Multi-family mortgage loans	932	4.05	745	3.75	992	4.73	993	4.83	1,047	5.09
Construction loans	1,595	4.44	1,247	4.68	1,528	4.00	1,981	3.85	1,997	3.73
Mortgage warehouse loans	43	0.18	3,408	13.47	2,612	8.33	1,155	3.39	477	2.52
Commercial loans	5,278	11.04	2,708	8.94	2,281	7.02	1,744	6.15	1,675	4.50
Consumer loans	3,385	13.40	3,507	13.43	3,615	16.05	3,805	16.70	3,551	17.15
Unallocated	2,696	—	3,026	—	3,847	—	4,361	—	3,625	—

Total	$20,631	100.00%	$20,986	100.00%	$21,909	100.00%	$20,198	100.00%	$18,794	100.00%

INVESTMENT ACTIVITIES

General. The investment policy for the Bank and the Company is approved annually by the Board of Directors. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the investment policy and establish investment strategies. The Chief Financial Officer, Treasurer and Assistant Treasurer are authorized to make investment decisions consistent with the investment policy. Investment transactions for the Bank are reported to the Executive Committee of the Board of Directors of the Bank on a monthly basis. Investment transactions for the Company are reported to the Board of Directors of the Company on a quarterly basis.

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

Our investment strategy is to maximize the return on the investment portfolio consistent with guidelines that have been established for liquidity, safety, duration and diversification. Our investment strategy also considers our interest rate risk position as well as our liquidity, loan demand and other factors. Acceptable investment securities include U. S. Treasury and Agency obligations, collateralized mortgage obligations issued by Fannie Mae and Freddie Mac, corporate debt obligations, New Jersey municipal bonds, mortgage-backed securities, commercial paper, mutual funds, bankers acceptances and federal funds. Securities purchased for the investment portfolio require a minimum credit rating of “A” by Moody’s or Standard & Poor’s.

Securities for the investment portfolio are classified as held to maturity, available for sale or held for trading. Securities that are classified as held to maturity are securities that we have the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale are reported at fair value. Available for sale securities include U.S. Treasury and Agency Obligations, U.S. Agency and private collateralized mortgage obligations (CMO’s), corporate debt obligations and equities. Sales of securities may occur from time to time in response to changes in market rates and to facilitate balance sheet reallocation to effectively manage interest rate risk. At the present time there are no securities that are classified as held for trading.

CMO’s are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage related securities underlying CMO’s is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMO’s may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMO’s attempt to moderate risks associated with conventional mortgage related securities resulting from unexpected prepayment activity. In declining interest rate environments, we try to purchase CMO’s with principal lock out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, our strategy is to purchase CMO’s that are receiving principal payments that can be reinvested at higher current yields. Investments in CMO’s involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. All CMO’s in the investment portfolio are rated “AAA.”

Amortized Cost and Fair Value of Securities. The following tables sets forth certain information regarding the amortized cost and fair values of our securities as of the dates indicated.

	At December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
U.S. Government & Agency Collateralized Mortgage Obligations	$207,897	$209,807	$85,833	$86,785	$32,849	$33,615
State and municipal	212,293	216,063	94,267	98,582	75,562	75,871
Corporate and other	97,599	98,559	36,019	36,068	4,540	4,556

Total held-to-maturity	$517,789	$524,429	$216,119	$221,435	$112,951	$114,042

Available for sale:
U.S. Government & Agency obligations	$125,913	$126,616	$515,193	$517,229	$76,111	$78,042
U.S. Government & Agency Pass Thru	158,218	157,360	40,491	42,319	35,106	35,225
U.S. Government & Agency Collateralized Mortgage Obligations	678,895	679,095	520,961	529,481	274,100	275,741
Corporate and other	177,908	188,758	145,358	153,089	101,988	105,708

Total available for sale	$1,140,934	$1,151,829	$1,222,003	$1,242,118	$487,305	$494,716

Average expected life of securities(1)	3.96 years		1.86 years		3.3 years

(1)	Average expected life is based on prepayment assumptions utilizing interest rates as of the reporting dates and does not include Fannie Mae and FHLB stock.

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2003. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2003
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held to Maturity:
U.S. Government & Agency Collateralized Mortgage Obligations	$96,203	4.48%	$102,444	4.43%	$8,770	4.23%	$480	4.16%	$207,897	4.44%
State and municipal	5,705	3.48	25,337	4.19	84,744	3.81	96,507	3.91	212,293	3.89
Corporate and other	67,679	4.56	29,248	4.55	658	4.44	14	4.42	97,599	4.56

Total held-to-maturity	$169,587	4.48%	$157,029	4.41%	$94,172	3.85%	$97,001	3.91%	$517,789	4.24%

Available for sale:
US Government & Agency Obligations	$80,162	2.23%	$46,454	2.03%	$—	—	$—	—	$126,616	2.16%
U.S. Government Agency Pass Thru	28,300	4.43	67,682	4.18	50,156	4.04	11,222	4.57	157,360	4.21
U.S. Government Agency Collateralized Mortgage Obligations	225,704	4.19	302,558	4.05	97,792	4.07	53,041	4.13	679,095	4.11
Corporate and other	41,636	5.54	100,149	5.05	3,323	4.87	43,650	0.24	188,758	4.04

Total available for sale (2)	$375,802	3.94%	$516,843	4.08%	$151,271	4.08%	$107,913	2.60%	$1,151,829	3.89%

(1)	Yields are not tax equivalent.

(2)	Excludes FHLB stock.

SOURCES OF FUNDS

General. Sources of funds consist of principal and interest cash flows received from loans and mortgage-backed securities, contractual maturities on investments, deposits and Federal Home Loan Bank advances. These sources of funds are for lending, investing and general corporate purposes.

Deposits. The Provident Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. We also offer IRA and KEOGH accounts. For business customers we offer several checking account and savings plans, cash management services, payroll origination service, escrow account management and master card business cards. Our customer relationship management strategy focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding our branch locations. In order to attract and retain deposits we offer competitive rates, quality customer service and we offer a wide variety of products and services that meet the needs of our customers, including online banking. We do not have any brokered deposits.

Deposit pricing strategy is monitored monthly by the Asset/Liability Committee. Deposit pricing is set weekly by our Treasury Department. When considering our deposit pricing we consider competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 65.39% of total deposits at December 31, 2003 and 67.58% of total deposits at December 31, 2002. As of December 31, 2003 and December 31, 2002, time deposits maturing in less than one year amounted to $709.09 million and $870.3 million, respectively.

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2003.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit of $100,000 or more	$48,850	$27,806	$28,597	$43,053	$148,306
Certificates of deposit less than $100,000	248,095	186,647	169,092	180,971	784,805

Total of certificates of deposit	$296,945	$214,453	$197,689	$224,024	$933,111

Certificates of Deposit Maturities. The following table sets forth certain information regarding our certificates of deposit.

	Period to Maturity from December 31, 2003						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2003	2002	2001
	(In thousands)
Rate:
0.00 to 0.99%	$497	$—	$—	$248	$—	$—	$745	$—	$—
1.00 to 2.00%	600,611	30,987	444	10	—	34	632,086	$172,988	$2,913
2.01 to 3.00%	47,180	40,153	24,561	325	2,566	15	114,800	590,721	270,298
3.01 to 4.00%	33,956	20,052	2,812	10,336	35,091	2,692	104,939	123,144	363,796
4.01 to 5.00%	13,197	9,199	8,000	22,117	2,995	817	56,325	97,520	194,786
5.01 to 6.00%	13,461	1,489	4,326	736	598	344	20,954	45,371	154,084
6.01 to 7.00%	157	3,058	14	—	—	3	3,232	21,737	66,632
Over 7.01%	28	2	—	—	—	—	30	28	28

Total	$709,087	$104,940	$40,157	$33,772	$41,250	$3,905	$933,111	$1,051,509	$1,052,537

Borrowed Funds. At December 31, 2003, the Bank had $736.3 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements with existing commercial customers. Repurchase agreements are contracts for the sale of securities owned or borrowed by us, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. Our policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage related securities. There were $44.7 million of repurchase agreements outstanding as of December 31, 2003, and we averaged approximately $49.2 million outstanding pursuant to such agreements during the year ended December 31, 2003.

As a member of the Federal Home Loan Bank of New York, The Provident Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. We had $626.7 million of FHLB advances outstanding as of December 31, 2003, and we averaged approximately $514.9 million of FHLB advances during the year ended December 31, 2003.

We had $65.0 million of FHLB overnight line of credit advances outstanding as of December 31, 2003, and we averaged $3.6 million of FHLB overnight line of credit advances during the year ended December 31, 2003.

The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$626,665	$267,114	$144,664
FHLB line of credit	65,000	—	26,900
Securities sold under agreements to repurchase	54,580	55,967	51,103

Average Balance:
FHLB advances	514,914	157,300	132,756
FHLB line of credit	3,603	—	1,788
Securities sold under agreements to repurchase	49,215	47,600	42,144

Weighted Average Interest Rate:
FHLB advances	2.91%	3.88%	5.90%
FHLB line of credit	1.11	—	5.50
Securities sold under agreements to repurchase	0.84	1.50	3.07

The following table sets forth certain information as to our borrowings at the dates indicated.

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB advances	$626,665	$267,114	$144,664
FHLB line of credit	65,000	—	—
Securities sold under agreements to repurchase	44,663	55,967	51,103

Total borrowings	$736,328	$323,081	$195,767

Weighted average interest rate of FHLB advances	2.87%	3.88%	5.90%
Weighted average interest rate of FHLB line of credit	1.05%	—	5.50%
Weighted average interest rate of securities sold under agreements to repurchase	0.76%	1.50%	3.07%

FINANCIAL MANAGEMENT AND TRUST SERVICES

The Provident Bank offers a full range of trust and financial management services primarily to individuals. These services include wealth management services, such as investment management and investment advisory accounts, as well as custody accounts. We also serve as trustee for living and testamentary trusts. Trust officers also provide estate settlement services when The Provident Bank has been named executor or guardian of an estate. At December 31, 2003 the book value of assets under administration was $204.3 million and the number of accounts under administration was 501.

SUBSIDIARY ACTIVITIES

Provident Mortgage Corporation is a wholly owned subsidiary of The Provident Bank. It was established as a New Jersey corporation to provide mortgage banking services as a successor to Residential Home Funding Corp., a mortgage company specializing in FHA-insured loans and VA-guaranteed loans and, to a lesser extent, alternative residential loan products. We acquired Residential Home Funding Corp. in July 2001. The Company has made a determination to wind down the operations of this subsidiary, and as such, the business activity of this subsidiary will terminate by the end of the first quarter of 2004. The subsidiary, at that time, will become an inactive company.

Provident Investment Services, Inc. is a wholly owned subsidiary of The Provident Bank. It was established as a New Jersey corporation to provide life and health insurance in the State of New Jersey and conducts non-deposit investment product and insurance sales.

Provident Title, LLC is a joint venture in which The Provident Bank has a 49% interest and Investor’s Title Agency, Inc. has a 51% interest. Provident Title, LLC is licensed to sell title insurance in the State of New Jersey. It commenced business in October 2001.

Dudley Investment Corporation is a wholly-owned subsidiary of The Provident Bank. On December 27, 2002, the Bank received approval from the New Jersey Department of Banking and Insurance for Dudley Investment Corporation to operate as a New Jersey Investment Company. Dudley Investment Corporation owns all of the outstanding common stock of PSB Funding Corporation.

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

PERSONNEL

As of December 31, 2003, the Company had 664 full-time and 106 part-time employees. None of our employees is represented by a collective bargaining group. The Company believes its relationship with its employees is good.

REGULATION

General

Provident Financial Services, Inc., as a bank holding company controlling The Provident Bank, is subject to the Bank Holding Company Act of 1956, as amended (BHCA), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the New Jersey Banking Act) and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”) under the New Jersey Banking Act applicable to bank holding companies. The Provident Bank and Provident Financial Services, Inc. are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Commissioner. Provident Financial Services, Inc. files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws and the listing requirements of the New York Stock Exchange.

The Provident Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Provident Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter, and by the FDIC as the deposit insurer. The Provident Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess The Provident Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in such laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on Provident Financial Services, Inc. and The Provident Bank and their operations and stockholders.

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

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and the related regulations.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Provident Bank currently complies with applicable loans-to-one-borrower limitations.

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

Tier 1 capital is comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for possible loan losses; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

The FDIC adopted regulations, effective April 1, 2002, establishing minimum regulatory capital requirements for equity investments in non-financial companies. The regulations apply a series of marginal capital charges that range from 8% to 25% depending upon the size of the aggregate equity investment portfolio of the banking organization relative to its Tier 1 capital. The capital charge would be applied by making a deduction, which would be based on the adjusted carrying value of the equity investment from the organization’s Tier 1 capital. We do not believe this new capital requirement will have a material adverse effect upon our operations. However, we will have to take this requirement into consideration should we, at some point in the future, decide to invest in non-financial companies.

The following table shows the Bank’s leverage ratio, our Tier 1 risk-based capital ratio, and our total risk-based capital ratio, at December 31, 2003:

	As of December 31, 2003
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$530,985	13.27%	4.0%
Tier 1 risk-based capital	530,985	21.52	4.0
Total risk-based capital	551,766	22.36	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2003, The Provident Bank was considered “well capitalized” under FDIC guidelines.

Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended, (FDIA) which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDIC Improvement Act), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if:

•	the bank held such types of investments during the 14 month period from September 30, 1990 through November 26, 1991;

•	the state in which the bank is chartered permitted such investments as of September 30, 1991; and

•	the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution’s investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

Section 24 provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the related FDIC regulations, or as approved by the FDIC.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

The Gramm-Leach-Bliley Act (Gramm-Leach) permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of Gramm-Leach (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although The Provident Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

Federal Home Loan Bank System. The Provident Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (FHFB). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long term advances. The Provident Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Provident Bank is in compliance with these requirements.

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

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

•	insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Deposit Insurance. Pursuant to FDIC Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroups based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution’s state supervisor.

An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications, or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including The Provident Bank.

Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the Bank Insurance Fund, such as The Provident Bank. The annual rate of assessments for the payments on the Financing Corporation bonds for the quarterly period beginning on January 1, 2002 was 0.0182% for both BIF-assessable deposits and SAIF-assessable deposits.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of The Provident Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of The Provident Bank. Transactions between an insured bank, such as The Provident Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution generally is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

Section 23A:

•	limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

In addition, provisions of the BHCA prohibit extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards. Effective July 1, 2001, financial institutions, including Provident Financial Services, Inc. and The Provident Bank, became subject to FDIC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require Provident Financial Services, Inc. and The Provident Bank to disclose their privacy policy, including identifying with whom they share “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Provident Financial Services, Inc. and The Provident Bank to provide their customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Provident Financial Services, Inc. and The Provident Bank are required to provide their customers with the ability to “opt-out” of having Provident Financial Services, Inc. and The Provident Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Provident Financial Services, Inc. and The Provident Bank. Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. Currently there are a number of privacy bills pending in the New Jersey legislature. No action has been taken on any of these bills, and we cannot predict whether any of them will become law or what impact, if any, these bills will have if enacted into law.

On February 1, 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. We implemented the guidelines prior to their effective date of July 1, 2001 and such implementation did not have a material adverse effect on our operations.

Uniform Real Estate Lending Standards. Under the FDIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

•	for land development loans, or loans for the purpose of improving unimproved property prior to the erection of structures, the supervisory limit is 75%;

•	for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family residential properties, the supervisory limit is 85%; and

•	for loans secured by other improved property, for example, farmland, completed commercial property and other income-producing property including non-owner occupied, one-to four-family property, the limit is 85%.

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

Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The Provident Bank received a satisfactory Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of June 2002.

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

In a compliance exam of The Bank conducted in June 2002, the FDIC noted weaknesses and failures to comply with the reporting requirements of the Home Mortgage Disclosure Act. As a result of those past findings, the Bank was assessed and paid $10,000 in civil money penalties by order of the FDIC dated December 12, 2003. The Bank has taken action and has implemented procedures to redress the FDIC’s concerns and findings relating to compliance with the Home Mortgage Disclosure Act.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the FDIC completed an examination relating to the Bank’s compliance with various federal banking regulations in June 2002, which examination was unrelated to safety and soundness. In response to the report of examination relating to the Bank’s compliance with various federal banking regulations, the Bank’s Board of Directors adopted resolutions delivered to the FDIC that direct management to take corrective action to address the findings of the FDIC and that confirm the oversight obligations of the Board of Directors. The resolutions adopted by the Board of Directors provide for the Bank to make quarterly reports to the FDIC regarding corrective actions taken, including the development and implementation of procedures to verify the accuracy of the Bank’s reporting of Home Mortgage Disclosure Act data. Such quarterly reports have been made by the Bank on a timely basis. Management believes that significant corrective actions have been taken to date to improve the Bank’s overall regulatory compliance program and further corrective actions will be implemented. The FDIC will monitor the Bank’s ongoing efforts to take corrective actions and to improve the Bank’s overall compliance program. Assuming compliance with the corrective actions outlined in the resolutions, further regulatory action regarding the Bank’s ongoing regulatory compliance program is not anticipated.

Safety and Soundness Standards. Pursuant to the requirements of FDIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The FDIC Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The FDIC’s regulations define the five capital categories as follows:

An institution will be treated as “well capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

•	its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

•	its total risk-based capital is less than 8%; or

•	its Tier 1 risk-based-capital is less than 4%; and

•	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

•	its total risk-based capital is less than 6%;

•	its Tier 1 capital is less than 3%; or

•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.

The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized,” or

•	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to The Provident Bank’s loans. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, provisions of the BHCA prohibit extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Federal Reserve System

Under Federal Reserve Board regulations, The Provident Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of up to $45.4 million or less, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.2 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of up to $45.4 million. The first $6.6 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Provident Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce The Provident Bank’s interest-earning assets.

Internet Banking

Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. We cannot assure you that the bank regulatory agencies will adopt new regulations that will not materially affect our internet operations or restrict any such further operations.

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

Among other requirements, Title III of the USA PATRIOT Act and regulations promulgated thereunder, impose the following requirements with respect to financial institutions:

•	Financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Financial institutions must establish minimum standards with respect to customer identification at the time new accounts are opened.

•	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Bank has adopted policies and procedures so as to be in compliance with the new regulations.

Holding Company Regulation

Federal Regulation. Provident Financial Services, Inc. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for The Provident Bank. As of December 31, 2003, Provident Financial Services, Inc.’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio for Provident Financial Services, Inc., as of December 31, 2003 are:

	As of December 31, 2003
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$787,708	18.81%	4.0%
Tier 1 risk-based capital	787,708	30.54	4.0
Total risk-based capital	810,878	31.44	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2003, Provident Financial Services, Inc. was also “well capitalized” under Federal Reserve Bank guidelines.

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

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemption’s during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

In addition, a bank holding company which does not qualify as a financial holding company under Gramm-Leach, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services; or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Provident Financial Services, Inc. has not elected to qualify as a financial holding company under Gramm-Leach, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

•	each of its depository institution subsidiaries is “well capitalized”;

•	each of its depository institution subsidiaries is “well managed”;

•	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and

•	the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Provident Financial Services, Inc. if it ever acquired as a separate subsidiary a depository institution in addition to The Provident Bank.

New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms Company and “bank holding company” as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company’s “registered public accounting firm” (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. In accordance with the Act, the SEC has adopted rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders commencing with the first fiscal year ending on or after November 30, 2004, for accelerated filers. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Delaware Corporation Law

The Company is incorporated under the laws of the State of Delaware. As a result, the rights of the Company’s stockholders are governed by the Delaware General Corporate Law.

TAXATION

Federal Taxation

General. Provident Financial Services, Inc. and The Provident Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Currently, the Bank is being audited by the Internal Revenue Service for the tax years 2000 and 2001. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to The Provident Bank.

Method of Accounting. For federal income tax purposes, The Provident Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the 1996 Act), The Provident Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. The Provident Bank was required to use the direct charge off method to compute its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should The Provident Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules.

Retained earnings at December 31, 2003 included approximately $33.7 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemption’s and excess distributions to shareholders. At December 31, 2003, The Provident Bank has an unrecognized tax liability of $13.8 million with respect to this reserve.

Under the Internal Revenue Code, charitable donations are tax deductible subject to a limitation based on 10% of the Company’s annual taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made. Based on the Company’s estimate of taxable income for 2003 and the carry forward period, all of the charitable donation expense was considered tax deductible as the Company will realize sufficient earnings over the six year period to take the full deduction. As a result, the Company recorded a tax benefit amounting to $8.4 million relating to the charitable donation in the first quarter of 2003.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, which we refer to as the Code, imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Provident Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2003, The Provident Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Provident Financial Services, Inc. may exclude from its income 100% of dividends received from The Provident Bank as a member of the same affiliated group of corporations.

State Taxation

New Jersey State Taxation. The Provident Bank has filed New Jersey Savings Institution income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. The Provident Bank is not currently under audit with respect to its New Jersey income tax returns and The Provident Bank’ state tax returns have not been audited for the past five years.

On July 2, 2002, the State of New Jersey enacted income tax law changes which were retroactive to tax years beginning January 1, 2002. The more relevant changes include an increase in the tax rate for savings bank from three percent to nine percent and the establishment of an Alternative Minimum Assessment (AMA) tax. Under this legislation, a taxpayer, including The Provident Bank, pays the greater of the corporate business (CBT) tax (at 9% of taxable income) or the AMA tax. There are two methods for calculating the AMA tax, the gross receipts method or the gross profits method. Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.125% to 0.4%. Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.25% to 0.8%. The taxpayer has the option of choosing either the gross receipts or gross profits method, but once an election is made, the taxpayer must use the same method for the next four tax years. The AMA tax is creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for each taxpayer may not exceed $5.0 million per year and the sum of the AMA for each member of an affiliated group may not exceed $20.0 million per year for members of an affiliated group with five or more taxpayers. The AMA for tax years beginning after June 30, 2006 shall be zero.

New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under the new tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return of the entire operations of the affiliated group or controlled group, including its own operations and income.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Provident Financial Services, Inc. is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

Item 2.	Properties

Property

At December 31, 2003, we conducted our business through 54 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean Somerset and Union Counties, New Jersey. The aggregate net book value of our premises and equipment was $46.7 million at December 31, 2003.

Item 3.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of the Company’s stockholders.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Provident Financial Services, Inc. common stock trades on the New York Stock Exchange (NYSE) under the symbol “PFS”. Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2003, there were 61,538,300 shares of Provident Financial Services, Inc. common stock issued and 60,600,100 shares outstanding and approximately 5,174 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for Provident Financial Services, Inc. common Stock, as well as, the cash dividends paid per common share during the periods indicated in 2003. Shares of common stock of Provident Financial Services, Inc., were sold in a subscription offering at $10.00 per share in connection with the conversion of The Provident Bank from a mutual savings bank to a stock savings bank completed on January 15, 2003.

	High	Low	Dividend
First Quarter	$15.85	$15.00	$	N/A
Second Quarter	19.11	15.80		0.04
Third Quarter	20.74	18.32		0.05
Fourth Quarter	21.36	18.90		0.05

On January 22, 2004, the Board of Directors of Provident Financial Services, Inc. declared a quarterly cash dividend of $0.06 per common share, which was paid on February 27, 2004, to common stockholders of record as of the close of business on February 13, 2004. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by The Provident Bank to Provident Financial Services, Inc. and other relevant factors.

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

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of Provident Financial Services, Inc. presented in Item 8. On January 15, 2003, The Provident Bank completed its conversion from a mutual savings bank to a stock savings bank, and in connection therewith Provident Financial Services, Inc. sold 59,618,300 shares of common stock which resulted in $586.2 of net proceeds of which $293.1 was utilized to acquire all of the outstanding common stock of The Provident Bank. In addition, Provident Financial Services, Inc. contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation.

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Financial Condition Data:
Total assets	$4,284,878	$3,919,208	$2,869,717	$2,641,579	$2,578,249
Loans, net(1)	2,216,736	2,031,869	1,994,636	1,954,992	1,876,433
Investment securities(2)	517,789	216,119	112,951	124,059	162,680
Securities available for sale	1,151,829	1,242,118	494,716	335,039	361,832
Deposits	2,695,976	3,243,334	2,341,723	2,168,336	2,096,604
Borrowings	736,328	323,081	195,767	179,903	216,641
Equity	817,119	326,009	292,130	263,072	236,664

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Operations Data:
Interest income	$184,506	$177,307	$180,979	$179,520	$166,046
Interest expense	54,633	63,241	84,523	89,690	77,244

Net interest income	129,873	114,066	96,456	89,830	88,802
Provision for loan losses	1,160	12,800	1,900	2,060	2,100

Net interest income after provision for loan losses	128,713	101,266	94,556	87,770	86,702

Non-interest income	23,834	24,147	21,236	18,276	15,688

Non-interest expenses	126,779	89,087	80,629	75,865	71,853

Income before income tax expense and the cumulative effect of a change in accounting principle	25,768	36,326	35,163	30,181	30,537
Income tax expense	7,024	9,231	11,083	9,283	10,907

Income before the cumulative effect of a change in accounting principle	18,744	27,095	24,080	20,898	19,630

Cumulative effect of change in accounting principle (3)	—	(519)	—	—	—

Net income	$18,744	$26,576	$24,080	$20,898	$19,630

Earnings Per Share:
Basic earnings per share (4)	$0.31	—	—	—	—
Diluted earnings per share (4)	$0.31	—	—	—	—

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

(2)	Investment securities are held to maturity.

(3)	In accordance with FASB Statement No. 142, we performed a goodwill impairment test on the goodwill associated with the purchase of Provident Mortgage Company. It was determined that the goodwill was impaired and a charge of $519,000 was recorded as a cumulative effect of a change in accounting principle.

(4)	Basic and diluted earnings per share for the year ended December 31, 2003 includes the results of operations from January 15, 2003, the date we completed our conversion, in the amount of $17,755,000

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.46%	0.86%	0.88%	0.80%	0.80%
Return on average equity	2.31	8.71	8.70	8.37	8.53
Interest rate spread information:
Average during period	2.91	3.59	3.26	3.20	3.43
End of period	3.18	3.54	3.85	3.05	3.55
Net interest margin(2)	3.37	3.96	3.97	3.70	3.87
Average interest-earning assets to average interest-bearing liabilities	1.32	1.17	1.15	1.14	1.13
Non-interest income to average total assets	0.58	0.78	0.77	0.70	0.64
Non-interest expenses to average total assets	3.08	2.90	2.94	2.90	2.92
Efficiency ratio(3)	66.87	64.46	68.51	70.18	68.77

Asset Quality Ratios:
Non-performing loans to total loans	0.27%	0.41%	0.40%	0.48%	0.43%
Non-performing assets to total assets	0.14	0.22	0.28	0.37	0.31
Allowance for loan losses to non-performing loans	336.67	246.55	271.02	213.06	233.93
Allowance for loan losses to total loans	0.92	1.02	1.09	1.02	0.99

Capital Ratios:
Leverage capital(4)	18.81%	8.98%	9.41%	9.12%	8.47%
Total risk based capital(4)	31.44	13.32	14.15	14.38	13.96
Average equity to average assets	19.73	9.92	10.10	9.56	9.34

Other Data:
Number of full-service offices	54	49	48	49	52
Full time equivalent employees	717	656	688	613	604

(1)	Averages presented are daily averages.

(2)	Net interest income divided by average interest earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

	12/31/2003	12/31/2002
Efficiency Ratio Calculation:
Net Interest Income	$129,873	$114,066
Non Interest Income	23,834	24,147

Total Income:	153,707	138,213
Non Interest Expense:	126,779	89,087
LESS: Provident Bank Charitable Foundation Donation	(24,000)	—

Adjusted Non Interest Expense	102,779	89,087
Expense/Income	66.87%	64.46%

(4)	Leverage capital ratios are presented as a percentage of tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On January 15, 2003, Provident Financial Services, Inc. (“the Company”), became the holding company for The Provident Bank (“the Bank”), following the completion of the conversion of The Provident Bank to a stock chartered bank. The Company issued an aggregate of 59,618,300 shares of its common stock in a subscription offering to eligible depositors. Concurrent with the conversion, the Company contributed an additional 1,920,000 shares of its common stock and $4.8 million in cash to The Provident Bank Foundation, a charitable foundation established by The Provident Bank.

The Company conducts business through its subsidiary, The Provident Bank, a community oriented bank operating 54 full-service branches in ten counties in northern and central New Jersey.

On December 22, 2003, the Company entered into an agreement and plan of merger, under which First Sentinel Bancorp, Inc. will merge into Provident Financial Services, Inc. and First Savings Bank, the wholly owned subsidiary of First Sentinel, will merge into The Provident Bank. Consideration will be paid to First Sentinel stockholders in a combination of stock and cash valued at approximately $642 million. The transaction is subject to regulatory and stockholder approvals.

Strategy

The Provident Bank, established in 1839, is the oldest bank in the state of New Jersey. The Bank is a full-service Bank that offers a full range of retail and commercial loan and deposit products. The Bank emphasizes personal service and convenience as part of its Customer Relationship Management strategy.

The Bank’s strategy is to grow profitably by reducing interest rate risk, a commitment to credit quality and expanding market share by acquiring, retaining and expanding customer relationships.

The Bank has significantly increased commercial real estate, construction, multi-family and commercial loans as part of our strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential loans and generally have a higher rate of risk. Our credit policy focuses on quality underwriting standards and close monitoring of the portfolio. At year-end 2003, retail loans accounted for 60.24% of the loan portfolio and commercial loans accounted for 39.76%. Our strategy is to achieve a balanced mix in the loan portfolio of 50% retail and 50% commercial loans.

Our customer relationship management strategy focuses on increasing core accounts and expanding customer relationships through our branch network, online banking and telephone banking touch points. In 2003, The Provident Bank acquired three branch offices with deposits from another financial institution and opened two de novo branch offices. We continue to evaluate opportunities to increase our market share by expanding within our marketplace or in contiguous markets. Core deposits are generally a more stable, less expensive source of funds. At December 31, 2003, core deposits were 65.39% of total deposits.

A significant amount of capital was raised during the conversion and capital levels exceeded 19% at year-end. Management has developed capital management strategies to effectively utilize the excess capital and improve return on equity and earnings per share growth. Our capital management strategy includes the following components: 1) payment of cash dividends, 2) stock repurchases, 3) acquisitions and 4) use of wholesale leverage. The Company declared and paid its first dividend in the second quarter of 2003. The Company is currently targeting a cash dividend payout of 35% to 40% of net income. In 2003, stock repurchases were limited to buying stock for stock based compensation plans. Following the one-year anniversary of the conversion, the Board of Directors has authorized a corporate stock repurchase program, under which 5% or 3,039,630 shares of the Company’s common stock may be repurchased.

Several wholesale leverage transactions were completed during the year. The Company used wholesale borrowings to purchase mortgage-backed investment securities and to a lesser extent, to fund commercial real estate loans. Leverage strategies generally increase the Company’s interest rate risk exposure and leverage transactions are carefully monitored and measured as part of active balance sheet management.

The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on our interest-earning assets and the interest expense paid on our interest bearing liabilities. Changes in interest rates could have an adverse effect on net interest income, because as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets. An increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which could have a negative effect on our profitability. The company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, income from loan or securities sales, fees from trust services and investment product sales and other fees. The company’s operating expenses primarily consist of compensation and benefit expenses, marketing and advertising expense, occupancy and equipment expense and other general and administrative expenses. The Company’s results of operations are also effected by general economic conditions, changes in market interest rates, actions of regulatory agencies and government policies.

Critical Accounting Policy

The calculation of the allowance for loan losses is a critical accounting policy of The Company. The allowance for loan losses is a valuation account that reflects our evaluation of the probable incurred losses in our loan portfolio. We maintain the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where we determine that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

The Company’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter we prepare a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

When assigning a risk rating to a loan, management utilizes an internal risk rating system which is a nine point rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager, the Chief Lending Officer and the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department of the Finance Division and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

We believe the primary risks inherent in our portfolio are possible increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, we have provided for loan losses at the current level to address the current risk in our loan portfolio. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2003, 2002 and 2001. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2003				2002				2001
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$157,854		$1,709	1.08%	$93,572		$1,565	1.67%	$32,558		$1,114	3.42%
Investment securities (1)	461,742		17,708	3.84	114,878		5,323	4.63	112,659		5,784	5.13
Securities available for sale	1,196,435		40,880	3.42	707,629		35,910	5.07	437,147		24,536	5.61
Federal Home Loan Bank Stock	26,030		759	2.92	11,823		555	4.69	12,690		801	6.31
Net loans(2)	2,014,861		123,450	6.13	1,949,778		133,954	6.87	1,961,612		148,744	7.58

Total interest-earning assets	3,856,922		184,506	4.78	2,877,680		177,307	6.16	2,556,666		180,979	7.08

Non-interest earning assets	260,205				196,875				184,173

Total assets	$4,117,127				$3,074,555				$2,740,839

Interest-bearing liabilities:
Savings deposits	$952,776		11,839	1.24%	$823,752		14,459	1.76%	$690,324		15,966	2.31
Demand Deposits	413,582		3,590	0.87	356,998		4,897	1.36	286,176		4,703	1.64
Time accounts	988,789		23,742	2.40	1,069,183		35,481	3.32	1,060,920		54,620	5.15
Borrowings	567,732		15,462	2.72	204,988		8,404	4.10	176,688		9,234	5.23

Total interest-bearing liabilities	2,922,879		54,633	1.87	2,454,921		63,241	2.57	2,214,108		84,523	3.82

Non-interest bearing liabilities	381,796				314,671				249,913

Total liabilities	3,304,675				2,769,592				2,464,021
Equity	812,452				304,963				276,818

Total liabilities and equity	$4,117,127				$3,074,555				$2,740,839

Net interest income			$129,873				$114,066				$96,456

Net interest rate spread				2.91%				3.59%				3.26%

Net interest earning assets	$934,043				$422,759				$342,558

Net interest margin (3)				3.37%				3.96%				3.97%

Ratio of interest-earning assets to total interest-bearing liabilities	1.32	x			1.17	x			1.15	x

(1)	Average outstanding balance amounts shown are amortized cost.

(2)	Average outstanding balances shown net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.

(3)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$824	$(680)	$144	$1,249	$(798)	$451
Investment securities	13,452	(1,067)	12,385	112	(575)	(463)
Securities available for sale	19,304	(14,334)	4,970	14,205	(2,829)	11,376
Federal Home Loan Bank Stock	475	(271)	204	(52)	(194)	(246)
Loans	4,357	(14,861)	(10,504)	(892)	(13,898)	(14,790)

Total interest-earning assets	38,412	(31,213)	7,199	14,622	(18,294)	(3,672)

Interest-bearing liabilities:
Savings deposits	2,034	(4,654)	(2,620)	2,755	(4,262)	(1,507)
Money market accounts	221	(613)	(392)	385	(309)	76
Interest-bearing checking	463	(1,378)	(915)	709	(591)	118
Time accounts	(2,510)	(9,229)	(11,739)	422	(19,561)	(19,139)
Borrowings	10,675	(3,617)	7,058	1,343	(2,173)	(830)

Total interest-bearing liabilities	10,883	(19,491)	(8,608)	5,614	(26,896)	(21,282)

Net interest income	$27,529	$(11,722)	$15,807	$9,008	$8,602	$17,610

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Total assets at December 31, 2003 increased $365.7 million or 9.33% to $4.3 billion compared to $3.9 billion at December 31, 2002.

Total loans at December 31, 2003 increased $184.5 million or 8.99% to $2.24 billion compared to $2.05 billion at December 31, 2002. Residential mortgage loans increased $345.3 million or 49.37% to $1.04 billion at December 31, 2003 compared to $699.5 million at December 31, 2002. Residential mortgage loan originations totaled $397.7 million and one-to-four family loans purchased totaled $352.2 million at December 31, 2003. Residential loan payoffs totaled $394.7 million, excluding scheduled amortization, and loans sold totaled $16.1 million for the year ended December 31, 2003. Commercial real estate loans increased $4.9 million or 1.10% to $449.1 million at December 31, 2003 compared to $444.2 million at December 31, 2002. Multi-family loans increased $13.5 million or 17.59% to $90.6 million at December 31, 2003 compared to $77.0 million at December 31, 2002. Construction loans increased $3.0 million or 3.17% to $99.1 million at December 31, 2003 compared to $96.0 million at December 31, 2002. Commercial loans increased $63.2 million or 34.46% to $246.6 million at December 31, 2003 compared to $183.4 million at December 31, 2002. Mortgage warehouse loans decreased $272.2 million or 98.50% to $4.1 million at December 31, 2003 compared to $276.4 million at December 31, 2002. After a strategic review of all business lines, management made a decision to de-emphasize mortgage warehouse lending. The sale of the majority of the mortgage warehouse loan portfolio to another financial institution was completed in November 2003. Consumer loans increased $23.5 million or 8.51% to $299.3 million at December 31, 2003 compared to $275.8 million at December 31, 2002. Retail loans, which consist of one to four family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.3 billion and accounted for 60.24% of the loan portfolio at December 31, 2003 compared to $975.3 million or 47.53% of the portfolio at December 31, 2002. The increase in retail loans as a percentage of the total loan portfolio was the result of our decision to exit the mortgage warehouse business during the fourth quarter of 2003. Proceeds from the sale of the mortgage warehouse portfolio were reinvested primarily in residential mortgage loans. The Company intends to rebalance the loan portfolio, consistent with its strategy to maintain a 50% retail and 50% commercial mix. Commercial loans, consisting of commercial real estate, multi-family, construction, mortgage warehouse and commercial loans, totaled $889.5 million, accounting for 39.76% of the loan portfolio at December 31, 2003 compared to $1.1 billion or 52.47% at December 31, 2002.

Investment securities held to maturity increased $301.7 million or 139.59% to $517.8 million at December 31, 2003, compared to $216.1 million at December 31, 2002. The increase in investment securities held to maturity was the result of leverage strategies that were completed during 2003 and an increase of $118 million in the municipal bond portfolio. Securities available for sale decreased $90.3 million or 7.27% to $1.15 billion at December 31, 2003 compared to $1.24 billion at December 31, 2002.

Bank-owned life insurance increased $23.8 million or 50.04% to $71.5 million at December 31, 2003 compared to $47.7million at December 31, 2002. This increase was due primarily to an additional $20.0 million purchase of bank-owned life insurance in the first quarter of 2003 and increases in the cash surrender value.

Total non-performing loans totaled $6.1 million at December 31, 2003 compared to $8.5 million at December 31, 2002. Total non-performing loans as a percentage of total loans were 0.27% at December 31, 2003 and 0.41% at December 31, 2002. The allowance for loan losses as a percentage of non-performing loans was 336.67% at December 31, 2003 and 246.55% at December 31, 2002. The allowance for loan losses as a percentage of total loans was 0.92% at December 31, 2003 and 1.02% at December 31, 2002.

Total deposits decreased $547.4 million or 16.88% to $2.7 billion at December 31, 2003 from $3.2 billion at December 31, 2002. The largest decrease was in demand deposit accounts, which decreased $494.4 million to $775.0 million at December 31, 2003 from $1.3 billion at December 31, 2002. This decrease is primarily attributable to the funds in the conversion escrow account totaling $526.0 million at December 31,2002, that were held for the purchase of shares of Provident Financial Services, Inc. common stock. Savings deposits increased $65.5 million or 6.63% to $987.9 million at December 31, 2003 compared to $922.4 million at December 31, 2002. At December 31, 2003, core deposits, which consist of all savings and demand deposit account, represented 65.39% of total deposits. Time deposits decreased $118.4 million or 11.26% to $933.1 million at December 31, 2003 from $1.05 billion at December 31, 2002.

Total borrowed funds increased $413.2 million or 127.91% to $736.3 million at December 31, 2003 from $323.1 million at December 31, 2002. Federal Home Loan Bank borrowings increased $424.6 million or 158.94% to $691.7 million at December 31, 2003 compared to $267.1 million at December 31, 2002. The increase in borrowed funds was due primarily to leverage strategies that were implemented during the course of the year.

Total stockholder’s equity increased $491.1 million or 150.64% to $817.1 million at December 31, 2003 from $326.0 million at December 31, 2002. This increase is due primarily to a $606.5 million increase in additional paid in capital, due to the sale of common stock on January 15, 2003, partially offset by a reduction in stockholder’s equity of $78.8 million and $41.9 million as a result of the purchase of stock for the Employee Stock Ownership Plan and Stock Award Plan, respectively.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General. Net income for the year ended December 31, 2003 was $18.7 million, a decrease of $7.8 million or 29.47% compared to net income of $26.6 million for the year ended December 31, 2002. Return on average assets for the year ended December 31, 2003 was 0.46% compared to 0.86% for the year ended December 31, 2002. Return on average equity was 2.31% for the year ended December 31, 2003 compared to 8.71% for the year ended December 31, 2002. Basic and diluted earnings per share were $0.31 for year the year ended December 31, 2003, which includes the results of operations from the January 15, 2003 conversion and sale of common stock.

Net Interest Income. Net interest income increased $15.8 million or 13.86% to $129.9 million at December 31, 2003 from $114.1 million at December 31, 2002. Average interest rate spread decreased 68 basis points to 2.91% at December 31, 2003 from 3.59% for the year ended December 31, 2002. The net interest margin decreased 59 basis points to 3.37% at December 31, 2003 compared to 3.96% for the year ended December 31, 2002. The decrease in net interest margin was due primarily to a decrease in the yield on earnings assets of 138 basis points, as cash flows from loans and securities were reinvested at significantly lower interest rates.

Interest income increased $7.2 million or 4.06% to $184.5 million at December 31, 2003 compared to $177.3 million at December 31, 2002. Average interest earning assets increased $979.2 million or 34.03% to $3.86 billion in 2003 compared to $2.88 billion in 2002. Average outstanding loan balances increased $65.1 million or 3.34% to $2.01 billion at December 31, 2003 from $1.95 billion at December 31, 2002. The average balance of investment securities increased $346.9 million or 301.94% to $461.7 million in 2003 compared to $114.9 million in 2002. The average balance of securities available for sale increased $488.8 million or 69.08% to $1.2 billion at December 31, 2003 compared to $707.6 million at December 31, 2002. Average federal funds sold and short term investment balances increased $64.3 million or 68.70% to $157.9 million in 2003 from $93.6 million in 2002. The yield on interest earning assets decreased 138 basis points to 4.78% in 2003 from 6.16% in 2002. Interest expense decreased $8.6 million or 13.61% to $54.6 million at December 31, 2003 from $63.2 million at December 31, 2002. The reduction in interest expense is attributable to the continued decline in short- term interest rates. The average balance of interest bearing liabilities increased $468.0 million or 19.06% to $2.9 billion at December 31, 2003 compared to $2.5 billion at December 31, 2002. The average balance of non-interest bearing liabilities increased $67.1 million or 21.33% to $381.8 million in 2003 compared to $314.7 million in 2002. Rates paid on interest bearing liabilities decreased 71 basis points to 1.87% in 2003 from 2.58% in 2002. Average outstanding borrowings increased $362.7 million or 176.96% to $567.7 million for the year ended December 31, 2003 compared to $205.0 million for the year ended December 31, 2002. The average rate paid on borrowings decreased to 2.72% for the year ended December 31, 2003 from 4.10% for the year ended December 31, 2002.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect the borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. Our emphasis on continued diversification of our loan portfolio through the origination of construction loans, commercial mortgage loans and commercial loans has been one of the more significant factors we take into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may determine to make additional or increased provisions for loan losses, which could adversely affect our earnings.

The provision for loan losses was $1.2 million in 2003 compared to $12.8 million in 2002. The increase in the 2002 provision for loan losses was primarily attributable to an $11.8 million charge off in the third quarter related to a mortgage warehouse loan. The allowance for loan losses at December 31, 2003 was $20.6 million or 0.92% of total loans compared to $21.0 million or 1.02% of total loans at December 31, 2002. At December 31, 2003 the allowance for loan losses as a percentage of non-performing loans was 336.67% compared to 246.55% at December 31, 2002.

Net charge offs for 2003 were $1.5 million compared to $13.7 million for 2002. Total charge offs for the year ended December 31, 2003 were $4.4 million compared to $14.9 million for the year ended December 31, 2002. During 2002, The Bank charged off $12.5 million related to a $20.6 million warehouse loan, resulting from an alleged fraud involving one of our mortgage warehouse borrowers. Recoveries for the year ended December 31, 2003 were $2.9 million compared to $1.2 million for the year ended December 31, 2002.

At December 31, 2003, non-performing loans as a percentage of total loans was 0.27% compared to 0.41% at December 31, 2002. Non-performing assets as a percentage of total assets declined 8 basis points to 0.14% at December 31, 2003 compared to 0.22% at December 31, 2002. At December 31, 2003, non-performing loans were $6.1 million compared to $8.5 at December 31, 2002, and non-performing assets were $6.2 million at December 31, 2003, compared to $8.5 million at December 31, 2002.

Non-Interest Income. Total non-interest income decreased $313,000 or 1.30% to $23.8 million at December 31, 2003 compared to $24.1 million at December 31, 2002. Fee income from deposit accounts increased $1.2 million or 7.80% to $16.3 million at December 31, 2003 from $15.1 million at December 31, 2002. This increase is attributable to our ongoing strategy to attract and retain core deposit accounts. Other income decreased $1.7 million or 42.97% to $2.3 million in 2003 compared to $4.0 million in 2002. Other income consists of net gain on the sale of loans, net gain on sales of other assets and other non-recurring income. The net gain on the sale of fixed-rate mortgages decreased $997,000 or 44.67% to $1.2 million in 2003 from $2.2 million in 2002 and the net gain on other assets decreased $710,000 or 40.78% to $1.0 million in 2003 from $1.7 million in 2002.

Non-Interest Expense. For the year ended December 31, 2003, non-interest expenses increased $37.7 million or 42.31% to $126.8 million at December 31, 2003 compared to $89.1 million at December 31, 2002. The increase in non-interest expense for the year ended December 31, 2003, is primarily due to the one-time expense associated with the $24 million contribution to The Provident Bank Foundation that was recorded in the first quarter of 2003 and benefit expenses related to stock based plans. Salary and benefit expense increased $7.8 million or 16.67% in 2003 to $54.7 million from $46.9 million in 2002. The increase in salaries and benefits expense for the year ended December 31, 2003, is primarily attributable to expenses related to new stock based benefit plans: the employee stock ownership plan in the amount of $2.7 million, the stock award plan in the amount of $1.9 million and stock option plan in the amount of $1.7 million. In 2003, the Bank adopted the fair value based method, SFAS No. 123 “Accounting for Stock Based Compensation” to recognize compensation expense on all outstanding stock option awards from the time of grant. For the year ended December 31, 2003 other operating expenses increased $3.6 million or 22.64% to $19.4 million compared to $15.8 million on December 31, 2002. This increase is primarily due to an increase of $1.5 million or 201.85% in corporate insurance expense, $775,000 or 25.81% in advertising and promotions and $940,000 or 7.11% in occupancy expense.

As of December 31, 2003, the Bank had unamortized goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of Statement No. 142. During 2002, the Bank determined that the carrying amount of the $519,000 of goodwill related to the acquisition of the mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle in accordance with the transitional provisions of SFAS No. 142.

Income Tax Expense. Income tax expense decreased $2.2 million or 23.91% to $7.0 million on net income before taxes of $25.8 million resulting in an effective tax rate of 27.26% in 2003 compared to income tax expense of $9.2 million on net income before taxes of $36.3 million in 2002 resulting in an effective tax rate of 25.41%. The decrease in income tax expense is primarily attributable to an increase of $118.0 million or 125.2% in tax exempt securities and an increase of $978,000 or 34.1% increase in the cash surrender value of bank owned life insurance.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General. Net income for the year ended December 31, 2002 was $26.6 million, an increase of $2.5 million or 10.4% compared to net income of $24.1 million for the year ended December 31, 2001. Return on average assets for the year ended December 31, 2002 was 0.86% compared to 0.88% for the year ended December 31, 2001. Return on average equity was 8.71% for the year ended December 31, 2002 compared to 8.70% for the year ended December 31, 2001.

Net Interest Income. Net interest income increased $17.7 million or 18.3% to $114.1 million at December 31, 2002 from $96.5 million at December 31, 2001. Our average interest rate spread improved 32 basis points to 3.61% at December 31, 2002 from 3.29% at December 31, 2001. Net interest margin improved 19 basis points to 3.98% at December 31, 2002 from 3.79% at December 31, 2001. The improvement in net interest margin was due primarily to a 25.2% reduction in interest expense.

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

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect the borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. Our emphasis on continued diversification of our loan portfolio through the origination of construction loans, commercial mortgage loans, mortgage warehouse loans and commercial loans has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may determine to make additional or increased provisions for loan losses, which could adversely affect our earnings. During 2002, we charged off $12.5 million related to a $20.6 million warehouse loan, resulting from an alleged fraud involving one of our mortgage warehouse borrowers. In addition, we sold loans totaling $1.4 million to investors and have placed the remaining loans in our portfolio, established contact with the borrowers and subsequently moved these loans into performing status as payment histories were established.

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

As of December 31, 2002, the Bank had unamortized goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of Statement No. 142 and $0.5 million resulting from the acquisition of a mortgage banking company in 2001. During 2002, the Bank determined that the carrying amount of the $519,000 of goodwill related to the acquisition of the mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle in accordance with the transitional provisions of SFAS No. 142.

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

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet financial obligations to our depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the Federal Home Loan Bank of New York and approved broker dealers. The Bank has a $50.0 million overnight line of credit and a $50.0 million one month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of December 31, 2003, we had $65.0 million outstanding borrowings against the line of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgaged-backed securities and deposit flows. As of December 31, 2003, loan prepayments, excluding mortgage warehouse activity, totaled $835.6 million compared to $787.1 million for the year ended December 31, 2002 due to the high rate of loan prepayment and refinance activity, resulting from the low interest rate environment.

One-to-four family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the bank. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate our lending activities and ensure adequate liquidity. Loan originations and purchases, excluding mortgage warehouse loans, totaled $1.3 billion for the year ended December 31, 2003 compared to $724.4 million for the year ended December 31, 2002. Purchases for the investment portfolio totaled $1.7 billion for the year ended December 31, 2003 compared to $1.0 billion for the year ended December 31, 2002.

At December 31, 2003, The Provident Bank had outstanding loan commitments to borrowers of $396.9 million. Undisbursed home equity lines and personal credit lines were $74.1 million at December 31, 2003. Total deposits decreased $547.4 million or 16.88% to $2.7 billion at December 31, 2003 from $3.24 billion at December 31, 2002. Excluding funds that were held in a conversion escrow account in the amount of $526.0 million, total deposits decreased $21.4 million or 10.79% in 2003. Deposit inflows are affected by changes in interest rates, competitive pricing and product offerings in our marketplace, local economic conditions and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $709.1 million at December 31, 2003. Based on current pricing strategy and customer retention experience we expect to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient funds to meet all of our funding requirements.

As of December 31, 2003, The Provident Bank exceeded all regulatory capital requirements. At December 31, 2003, our leverage (Tier 1) capital ratio was 13.27%. FDIC regulations currently require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.0%. At December 31, 2003, our total risk based capital ratio was 22.36%. Under current regulations the minimum required ratio of total capital to risk-weighted assets is 8.0%. A bank is considered to be well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0% and a risk-based capital ratio of at least 10.0%. As of December 31, 2003, The Provident Bank exceeded the well-capitalized capital requirements.

Off Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2003, are summarized below:

	Payments Due by Period
Off-Balance Sheet and Contractural Obligations (in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
OFF BALANCE SHEET:
Long term commitments	386,326	386,326	—	—	—
Letters of Credit	10,544	10,544	—	—	—

Total Off Balance Sheet	396,870	396,870	—	—	—

CONTRACTURAL OBLIGATIONS:
Operating leases	34,031	2,182	4,353	4,341	23,155
Securities purchase obligations	2,440	2,440
Certificate of deposits	933,111	709,087	145,097	75,022	3,905

Total Obligations	969,582	713,709	149,450	79,363	27,060
Total	1,366,452	1,105,579	149,450	79,363	27,060

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $396.9 million at December 31, 2003, an increase of $28.7 million or 7.78% from $368.2 million at December 31, 2002.

Contractual obligations consist of operating leases, securities purchase obligations and certificate of deposit liabilities. Operating leases summarize the renewal time periods for each of our leased branch locations. Securities purchase obligations represents purchase transactions that were entered into in December 2003 and settled in January 2004. The schedule of certificates of deposit summarizes total certificate of deposits accounts and December 31, 2003 and the maturity schedule for those deposits. Total contractual obligations at December 31, 2003 were $969.6 million, a decrease of $111.8 million or 10.34% compared to $1.08 billion at December 31, 2002. Operating leases increased $4.2 million or 12.3% at December 31, 2003 compared to $29.8 million at December 31, 2002 and certificates of deposit accounts decreased $118.4 million or 11.25% to $933.1 million at December 31, 2003 from $1.05 billion at December 31, 2002. There were no securities purchase obligations at December 31, 2002.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

On July 20, 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of long-lived Assets.” The Provident Bank adopted Statement No. 142 effective January 1, 2002. As of December 31, 2001, The Provident Bank had goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of Statement No. 142 and $519,000 resulting from the acquisition of a mortgage banking company in 2001. At June 30, 2002, The Provident Bank determined that the carrying amount of $519,000 of goodwill related to the acquisition of the mortgage company was impaired and recognized the impairment charge as a cumulative effect of a change in accounting principle in accordance with Statement No. 142. In addition, at December 31, 2003, The Provident Bank had $3.0 million in intangible assets with definite useful lives that continued to be amortized upon the adoption of SFAS No. 142.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The Company adopted FIN 46R as of December 31, 2003. The adoption of FIN 46 did not have a significant effect on the Company’s consolidated financial statement

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The Company most significant risk exposure is interest rate risk. The guidelines of the Company interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk we generally sell all twenty and thirty year fixed-rate mortgage loans at origination. A majority of residential loans that are in portfolio are adjustable rate mortgages. Commercial real estate loans generally have interest rates that reset in five years and other commercial loans such as construction loans, commercial lines of credit and mortgage warehouse loans reset with changes in the prime rate or the federal funds rate. Investment securities purchases generally have maturities of five years or less and mortgage-backed securities have weighted average lives between three and five years.

The Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include the Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer, as well as senior officers from our finance, lending and customer management departments. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. The Company focus on core deposit accounts has led to a shift in our funding base to less interest rate sensitive liabilities. Certificate of deposit accounts as a percentage of total deposits were 34.61% at December 31, 2003 compared to 32.42% at December 31, 2002. Certificate of deposit accounts are generally short term. As of December 31, 2003, 75.99% of all time deposits had maturities of one year or less compared to 82.77% at December 31, 2002. The Company ability to retain maturing certificate of deposit accounts is the result of our strategy to remain competitively priced within our marketplace, typically within the upper quartile of rates offered by our competitors. The Company pricing strategy may vary depending upon our funding needs and our ability to fund operations through alternative sources, primarily by accessing our short-term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

Quantitative Analysis. The Company measures sensitivity to changes in interest rates through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. The Company measures changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, within our limits for acceptable change.

The following sets forth the result of our twelve month projected net interest income model as of December 31, 2003.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	$159,928	$7,532	4.94%
Static	152,396	—	—
+100	139,199	(13,197)	(8.66)%
+200	125,597	(26,800)	(17.59)%
+300	111,638	(40,759)	(26.75)%

The above table indicates that as of December 31, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, we would experience an 17.59%, or $26.8 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 4.94%, or $7.5 million increase in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of our economic value of equity model results as of December 31, 2003.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	$1,036,703	$71,061	7.36%	22.87%	5.15%
Flat	965,642	—	—	21.75%	—
+100	870,771	(94,871)	(9.82)%	20.14%	(7.40)%
+200	790,069	(175,573)	(18.18)%	18.71%	(13.98)%
+300	708,035	(257,607)	(26.68)%	17.18%	(21.01)%

The above table indicates that as of December 31, 2003, in the event of an immediate and sustained 200 basis point increase in interest rates, we would experience a 18.18% or $175.6 million reduction in the present value of equity. If rates were to decrease 100 basis points, we would experience a 7.36% or $71.1 million increase in our present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Independent Auditor’s Report

(B)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

(2)	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

(5)	Notes to Consolidated Financial Statements

(C)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2003

(2)	Condensed Statement of Income for the year ended December 31, 2003

(3)	Condensed Statement of Cash Flows for the year ended December 31, 2003

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 20 of the Notes to Consolidated Financial Statements.

Independent Auditors’ Report

The Audit Committee of the

Board of Directors

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in Stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 of the Notes to the Consolidated Financial Statements, The Provident Bank adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/KMPG LLP

Short Hills, New Jersey

February 25, 2004

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2003 and 2002

(Dollars in Thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$106,228	$101,352
Federal funds sold	—	73,000
Short-term investments	69,624	90,503

Total cash and cash equivalents	175,852	264,855

Investment securities (market value of $524,429 and $221,435 at December 31, 2003 and December 31, 2002, respectively)	517,789	216,119
Securities available for sale, at fair value	1,151,829	1,242,118
Federal Home Loan Bank Stock	34,585	13,356
Loans	2,237,367	2,052,855
Less allowance for loan losses	20,631	20,986

Net loans	2,216,736	2,031,869

Other Real Estate Owned, net	41	—
Banking premises and equipment, net	46,741	44,005
Accrued interest receivable	16,842	15,842
Intangible assets	23,938	25,405
Bank owned life insurance	71,506	47,659
Other assets	29,019	17,980

Total assets	$4,284,878	$3,919,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$774,988	$1,269,421
Savings deposits	987,877	922,404
Certificates of deposit of $100,000 or more	148,306	160,867
Other time deposits	784,805	890,642

Total deposits	2,695,976	3,243,334
Mortgage escrow deposits	11,061	9,582
Borrowed funds	736,328	323,081
Other liabilities	24,394	17,202

Total liabilities	3,467,759	3,593,199

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,538,300 shares issued and 60,600,100 shares outstanding at December 31, 2003 and 0 shares issued and outstanding at December 31, 2002 , respectively.	615	—
Additional paid-in capital	606,541	—
Retained earnings	324,250	314,111
Accumulated other comprehensive income	6,416	11,898
Less: Unallocated common stock held by Employee Stock Ownership Plan	(78,816)	—
Less: Common Stock acquired by the Stock Award Plan	(41,887)	—

Total stockholders’ equity	817,119	326,009

Total Liabilities and Stockholders’ Equity	$4,284,878	$3,919,208

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2003, 2002 and 2001

(Dollars in Thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Interest income:
Real estate secured loans	$84,307	$93,893	$105,659
Commercial loans	20,711	18,894	18,771
Consumer loans	18,432	21,167	24,314
Investment securities	17,708	5,323	5,784
Securities available for sale	41,639	36,465	25,337
Other short-term investments	463	281	174
Federal funds	1,246	1,284	940

Total interest income	184,506	177,307	180,979

Interest expense:
Deposits	39,171	54,837	75,289
Borrowed funds	15,462	8,404	9,234

Total interest expense	54,633	63,241	84,523

Net interest income	129,873	114,066	96,456
Provision for loan losses	1,160	12,800	1,900

Net interest income after provision for loan losses	128,713	101,266	94,556

Non-interest income:
Fees	16,325	15,144	14,234
Net gain on securities transactions	1,116	960	94
Commissions	280	1,201	1,011
Bank owned life insurance	3,847	2,869	2,756
Other income	2,266	3,973	3,141

Total non-interest income	23,834	24,147	21,236

Non-interest expense:
Salaries and employee benefits	54,683	46,862	40,407
Net occupancy expense	14,157	13,220	12,109
Federal deposit insurance	440	417	413
Data processing expense	6,618	6,080	6,496
Advertising and promotion expense	3,770	3,003	3,620
Amortization of intangibles	3,699	3,677	4,376
Other operating expenses	19,412	15,828	13,208
Contribution to The Provident Bank Foundation	24,000	—	—

Total non-interest expenses	126,779	89,087	80,629

Income before income tax expense and the cumulative effect of a change in accounting principle	$25,768	$36,326	$35,163
Income tax expense	7,024	9,231	11,083

Income before the cumulative effect of a change in accounting principle	18,744	27,095	24,080
Cumulative effect of a change in accounting principle, net of tax	—	(519)	—

Net income	$18,744	$26,576	$24,080

Basic earnings per share	$0.31
Average basic shares outstanding (from date of conversion) (note 1)	57,835,726
Diluted earnings per share	$0.31
Average diluted shares outstanding (from date of conversion) (note 1)	57,965,640

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended

December 31, 2003, 2002 and 2001

(Dollars in Thousands)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL		UNALLOCATED ESOP SHARES		COMMON STOCK AWARDS UNDER SAP		RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2000	$		$		$		$		$263,455	$(383)	$263,072

Comprehensive Income:
Net Income									24,080		24,080
Other comprehensive income:
Unrealized holding gains on securities arising during the period (net of tax of $3,087)										5,036	5,036
Reclassification adjustment for losses included in net income (net of tax of $36)										(58)	(58)

Total Comprehensive Income											29,058

Balance at December 31, 2001		$0		$0		$0		$0	$287,535	$4,595	$292,130

Comprehensive Income:
Net Income									26,576		26,576
Other comprehensive income:
Unrealized holding gains on securities arising during the period (net of tax of $5,401)										7,828	7,828
Reclassification adjustment for losses included in net income (net of tax of $362)										(525)	(525)

Total Comprehensive Income											33,879

Balance at December 31, 2002		$0		$0		$0		$0	$314,111	$11,898	$326,009

Comprehensive Income:
Net Income									18,744		18,744
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of $3,330)										(4,822)	(4,822)
Reclassification adjustment for gains included in net income (net of tax of $456)										(660)	(660)

Total Comprehensive Income											13,262

Sale of Common Stock @ $0.01 par		615		604,752							605,367
Cash Dividends Paid									(8,605)		(8,605)
Purchases of Treasury Stock
Purchase of ESOP shares						(81,489)					(81,489)
Allocation of ESOP shares				63		2,673					2,736
Purchase of Stock Awards Plan shares								(43,768)			(43,768)
Allocation of Stock Awards Plan shares				37				1,881			1,918
Allocation of stock options				1,689							1,689

Balance at December 31, 2003		$615		$606,541		$(78,816)		$(41,887)	$324,250	$6,416	$817,119

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$18,744	$26,576	$24,080
Adjustments to reconcile net income to net cash provided by operating activities:
Cash contributed to The Provident Bank Foundation	4,800	—	—
Depreciation and amortization of intangibles	9,735	9,225	9,579
Provision for loan losses	1,160	12,800	1,900
Deferred tax benefit	(9,176)	(1,537)	(3,302)
Increase in cash surrender value of Bank Owned Life Insurance	(3,847)	(2,869)	(2,756)
Net amortization (accretion) of premiums and discount on securities	13,614	(380)	(385)
Accretion of net deferred loan fees	(859)	(713)	(1,538)
Amortization of premiums on purchased loans	924	905	1,386
Proceeds from sales of other real estate owned, net	1,793	299	204
Allocation of ESOP shares	2,736	—	—
Allocation of stock award plan shares	1,918	—	—
Net gain on sale of loans	(1,235)	(2,232)	(1,719)
Proceeds from sale of loans	92,579	79,129	80,652
Net gain on securities available for sale	(1,116)	(887)	(77)
(Increase) decrease in accrued interest receivable	(1,000)	(511)	3,816
Increase in other assets	(12,601)	(7,859)	(559)
Increase (decrease) in mortgage escrow deposits	1,479	(4,170)	2,176
Increase (decrease) in other liabilities	7,192	(9,142)	7,653

Net cash provided by operating activities	126,840	98,634	121,110

Cash flows from investing activities:
Proceeds from maturities, calls and paydown of investment securities	134,636	31,635	59,014
Purchases of investment securities	(438,196)	(134,909)	(47,951)
Proceeds from sales of securities available for sale	86,809	1,041	248
Proceeds from maturities and paydowns of securities available for sale	1,252,893	137,295	123,026
Purchases of securities available for sale	(1,262,421)	(871,822)	(275,225)
Purchase of Bank Owned Life Insurance	(20,000)	—	—
Net increase in loans	(279,236)	(127,421)	(121,416)
Purchases of premises and equipment, net	(8,770)	(5,926)	(7,956)

Net cash used in investing activities	(534,285)	(970,107)	(270,260)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(547,358)	$901,611	$173,387
Proceeds from sale of stock, net	586,414	—	—
Purchase of ESOP shares, net	(81,489)	—	—
Purchase of Stock Award shares, net	(43,768)	—	—
Cash dividends paid to stockholders	(8,605)	—	—
Proceeds from FHLB Advances	499,800	166,150	77,240
Payments on FHLB Advances	(75,249)	(43,700)	(64,816)
Net (decrease) increase in Retail Repurchase Agreements	(11,303)	4,864	3,440

Net cash provided by financing activities	318,442	1,028,925	189,251

Net (decrease) increase in cash and cash equivalents	(89,003)	157,452	40,101
Cash and cash equivalents at beginning of period	264,855	107,403	67,302

Cash and cash equivalents at end of period	$175,852	$264,855	$107,403

Cash paid during the period for:
Interest on deposits and borrowings	$54,633	$63,242	$84,988

Income taxes	$15,779	$11,650	$12,100

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$1,834	$299	$—

Common stock contributed to the Provident Bank Foundation	$19,200	$—	$—

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”), The Provident Bank (the “Bank”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Business

The Company, through its subsidiary provides a full range of banking services to individual and corporate customers through branch offices in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates.

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

Securities

Securities include investment securities and securities available for sale. Securities that an entity has the positive intent and ability to hold to maturity are classified as “investment securities” and reported at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as “securities available for sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. Gains or losses on the sale of securities are based upon the specific identification method.

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

An impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect amounts due under the contractual terms of the loan agreement. The Bank has identified the population of impaired loans, as defined, to be all commercial loans as well as residential mortgage loans greater than $500,000. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

Loan Origination and Commitment Fees and Related Costs

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income over the estimated lives of the specifically identified loans adjusted for prepayments.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Bank’s market area.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Trust Department

Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Trust Department) are not included in the accompanying consolidated statements of condition because such properties are not assets of the Bank.

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. The amortization of goodwill was on a straight-line basis over a period of 20 years and was included in other operating expenses prior to the adoption of Statement No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. After adoption of Statement No. 142, the amortization of goodwill with an indefinite useful life has ceased, and the remaining balance is evaluated for impairment on an annual basis.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

Employee Benefit Plans

The Bank maintains a pension plan which covers substantially all employees. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. On April 1, 2003, The Provident Bank pension plan was frozen.

The Bank has a savings incentive plan covering substantially all employees of the Bank. For the first quarter of 2003, the Bank matched 100% of the total amount contributed by the participants, and for the remainder of the year, the Bank matched 75% of the first 6% contributed by the participants.

The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position 93-6, “Employer Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from Provident Financial Services, Inc. to purchase Provident Financial Services, Inc. common stock are being repaid from The Provident Bank’s contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. Provident Financial Services, Inc. common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average price of our stock during each quarter.

The Company’s stock option plan is accounted for in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Stock Award Plan (“SAP”) is accounted for in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plans. Expense for the SAP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. Unvested and unallocated SAP shares are recorded as a reduction of stockholders’ equity at cost.

Postretirement Benefits Other Than Pensions

The Bank provides postretirement health care and life insurance plans to its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated the postretirement benefits for employees with less than 10 years of service.

Comprehensive Income

Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of changes in equity.

Segment Reporting

The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the geographical regions of Northern and Central New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets.”

The Bank adopted the provisions of Statement No. 141 upon issuance. The initial adoption of Statement 141 had no impact on the Bank’s consolidated financial statements. The Bank adopted Statement No. 142 effective January 1, 2002. In accordance with Statement No. 142, the Bank tests its intangible assets with indefinite useful lives for impairment annually on June 30. In accordance with the transitional provisions of Statement No. 142, impairment is recognized as a cumulative effect of a change in accounting principle.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement of Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The Company adopted FIN 46R as of December 31, 2003. The adoption of FIN 46 did not have a significant effect on the Company’s consolidated financial statement

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and commercial paper.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other non-interest income.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the presentation adopted in 2003.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during the any period are weighted for the portion of the period that they were outstanding.

(2)	Stockholders’ Equity and Pending Acquisitions

Stockholders’ Equity

On April 26, 2002, the Board of Managers of the Bank approved a Plan of Conversion (“the Plan”), which provided for the conversion of the Bank from a New Jersey-chartered mutual savings bank to a New Jersey- chartered stock savings bank, pursuant to the rules and regulations of the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. As part of the conversion, the Plan provided for the formation of the Company, which would own 100% of the common stock of the Bank following the conversion. The Bank received approval of the Plan from the New Jersey Commissioner of Banking and Insurance and the Federal Deposit Insurance Corporation. The Federal Reserve Board approved the establishment of the Company as the holding company for the Bank. The Plan was approved at a Special Meeting of Depositors on January 7, 2003.

On January 15, 2003 the Bank completed the Plan, and the Bank became a wholly-owned subsidiary of the Company. The Company sold 59.6 million shares of common stock (par value $0.01 per share) at $10.00 per share. The Company received proceeds in the amount $586.4 million, net of $10.0 million of direct costs incurred during the offering. The Company’s common stock commenced trading on January 16, 2003 on the New York Stock Exchange under the symbol PFS. At December 31, 2002, the Company had no assets or liabilities and had no business operations. Currently, the Company’s activities consist solely of managing the Bank and investing its portion of the net proceeds received in the subscription offering.

In connection with the Bank’s commitment to its community, the Plan provided for the establishment of a charitable foundation as part of the conversion. Provident donated to the foundation $4.8 million in cash and 1.92 million of authorized but unissued shares of common stock, which amounted to $24 million in aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock during 2003.

Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering.

Upon completion of the Plan, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders”, as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2003, the liquidation account, which is an off balance sheet memorandum account, amounted to $302.6 million.

Pending Acquisitions

On December 22, 2003, Provident Financial Services, Inc. entered into an agreement under which First Sentinel Bancorp, Inc. will merge into Provident Financial Services, Inc. and First Savings Bank, the wholly owned subsidiary of First Sentinel, will merge into The Provident Bank. Consideration will be paid to First Sentinel stockholders in a combination of stock and cash valued at approximately $642.0 million. The transaction is subject to regulatory and shareholder approvals.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(3)	Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2003 and 2002 is $2,882,000 and $5,158,000, respectively, representing reserves required by banking regulations.

(4)	Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Government Agency Collateralized mortgage obligations	$207,897	2,177	(267)	209,807
State and municipal	212,293	5,434	(1,664)	216,063
Corporate and other	97,599	966	(6)	98,559

	$517,789	8,577	(1,937)	524,429

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Government Agency Collateralized mortgage obligations	$85,833	952	0	86,785
State and municipal	94,267	4,356	(41)	98,582
Corporate and other	36,019	90	(41)	36,068

	$216,119	5,398	(82)	221,435

The Bank generally purchases securities for long-term investment purposes, and differences between carrying and market values may fluctuate during the investment period. In the opinion of management, the Bank expects to recover carrying values by retaining investment securities until their maturity or until such recovery has taken place.

Investment securities having a carrying value of $- 0 - and $6,001,000 at December 31, 2003, and 2002, respectively, are pledged to qualify for fiduciary powers to secure deposits as required by law.

The amortized cost and market value of investment securities at December 31, 2003 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2003
	Amortized cost	Market value
Due in one year or less	$169,587	171,228
Due after one year through five years	157,029	159,421
Due after five years through ten years	94,172	96,750
Due after ten years	97,001	97,030

	$517,789	524,429

The following table represents the Company’s disclosure on investments in debt securities that are accounted under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands).

	December 31, 2003 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
U.S. Government Agency Collateralized mortgage obligations	$25,262	(267)	—	—	25,262	(267)
State and municipal	77,450	(1,664)	—	—	77,450	(1,664)
Corporate and other	13,052	(6)	—	—	13,052	(6)

	$115,764	(1,937)	—	—	115,764	(1,937)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The credit ratings of all securities represented in the above table comply with the standards set in the Investment Policies of Provident Financial Services, Inc. and its subsidiary The Provident Bank. The temporary loss position is the result of changes in interest rates relative to the coupon of the individual security.

(5)	Securities Available for Sale

Securities available for sale at December 31, 2003, and 2002 are summarized as follows (in thousands):

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Government & agency obligations	$125,913	707	(4)	126,616
U.S. Government agency MBS	837,113	3,908	(4,567)	836,454
Corporate and other	177,908	11,117	(266)	188,759

	$1,140,934	15,732	(4,837)	1,151,829

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Government & agency obligations	$515,193	2,045	(9)	517,229
U.S Government agency MBS	561,452	10,504	(156)	571,800
Corporate and other	145,358	7,731	0	153,089

	$1,222,003	20,280	(165)	1,242,118

Securities available for sale having a carrying value of $331,157,000 and $95,188,000 at December 31, 2003 and 2002, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and market value of securities available for sale at December 31, 2003, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2003
	Amortized cost	Market value
Due in one year or less	$374,908	375,802
Due after one year through five years	512,095	516,843
Due after five years through ten years	151,682	151,271
Due after ten years	102,249	107,913

	$1,140,934	1,151,829

Proceeds from the sale of securities available for sale during 2003 were $86,809,000, resulting in gross gains and gross losses of $1,294,000 and $178,000, respectively. Proceeds from the sale of securities available for sale during 2002 were $1,041,000, resulting in gross gains and gross losses of $960,000 and $0, respectively. During 2001, proceeds from the sale of securities available for sale were $248,000, resulting in gross gains and gross losses of $121,000 and $27,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following table represents the Company’s disclosure on investments in debt and marketable equity securities that are accounted under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands).

	December 31, 2003 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value	Gross unrealized losses
U.S. Government Agency Collateralized mortgage obligations	$430,657	(4,571)	—	—	430,657	(4,571)
Corporate and other	14,906	(266)	—	—	14,906	(266)

	$445,563	(4,837)	—	—	445,563	(4,837)

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The credit ratings of all securities represented in the above table comply with the standards set in the Investment Policies of Provident Financial Services, Inc. and its subsidiary The Provident Bank. The temporary loss position is the result of changes in interest rates relative to the coupon of the individual security.

6)	Loans

Loans receivable at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Mortgage loans:
Residential	$1,044,788	699,469
Commercial	449,092	444,249
Multifamily	90,552	77,006
Commercial construction	99,072	96,028

Total mortgage loans	1,683,504	1,316,752

Mortgage warehouse loans	4,148	276,383
Commercial loans	246,606	183,410
Consumer loans	300,825	275,812

	551,579	735,605

Premium on purchased loans	5,411	2,123
Less unearned discount	1,547	—
Less net deferred fees	1,580	1,625

	$2,237,367	2,052,855

The premium on purchased loans is amortized using the effective interest method as payments are received. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2003, 2002 and 2001, $924,000, $905,000 and $1,386,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

Included in loans are loans for which the accrual of interest income has been discontinued due to a deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans is $6,128,000 and $8,512,000 at, December 31, 2003, and 2002, respectively.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $589,000, $651,000 and $653,000, for years 2003, 2002 and 2001, respectively. At December 31, 2003, there are no commitments to lend additional funds to borrowers whose loans are nonaccrual.

At December 31, 2003 and 2002, the impaired loan portfolio is primarily collateral dependent and totals $ - 0 - and $1,366,000, respectively, for which general and specific allocations to the allowance for loan losses of $ - 0 - and $32,000, respectively, are identified. The average balance of impaired loans during the years ended December 31, 2003, 2002 and 2001 was $ - 0 - and $1,382,000, and $1,417,000 respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2003 and 2002 was insignificant for the respective periods.

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of loans serviced for others was approximately $183,545,000 and $334,342,000, at December 31, 2003 and 2002, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Bank, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $396,870,000 and $368,211,000, at December 31, 2003 and 2002, respectively, and undisbursed home equity and personal credit lines of $74,071,000 and $51,721,000, December 31, 2003 and 2002, respectively), exist which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower.

The Bank grants residential real estate loans on single and multi-family dwellings to borrowers throughout New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Bank’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or guarantees are required for virtually all loans.

(7)	Allowance for Loan Losses

The activity in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Years ended December 31
	2003	2002	2001
Balance at beginning of period	$20,986	21,909	20,198
Provision charged to operations	1,160	12,800	1,900
Recoveries of loans previously charged off	2,871	1,197	773
Loans charged off	(4,386)	(14,920)	(962)

Balance at end of period	$20,631	20,986	21,909

During 2002, the Bank charged off $12.5 million related to a $20.6 million warehouse loan, resulting from an alleged fraud involving a mortgage warehouse borrower.

(8)	Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002
Land	$6,394	6,394
Banking premises	42,033	38,632
Furniture, fixtures and equipment	28,224	23,911
Leasehold improvements	11,473	8,925
Construction in progress	1,787	3,300

	89,911	81,162
Less accumulated depreciation and amortization	43,170	37,157

	$46,741	44,005

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $6,036,000, $5,548,000 and $5,203,000, respectively.

(9)	Intangible Assets

Intangible assets at, December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Goodwill	$19,908	19,908
Core deposit premiums	2,982	2,702
Mortgage servicing rights	1,048	2,795

	$23,938	25,405

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Amortization expense of intangible assets, for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Goodwill amortization	$—	55	1,340
Core deposit premiums	1,149	1,046	1,030
Mortgage servicing rights	2,550	2,576	2,006

	$3,699	3,677	4,376

As of December 31, 2001, the Bank had unamortized goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of Statement No. 142 and $0.5 million resulting from the acquisition of a mortgage banking company in 2001. During 2002, in connection with the implementation of the provision of SFAS No. 142, the Bank determined that the carrying amount of the $519,000 of goodwill related to the acquisition of the mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle.

If SFAS No. 142 had been adopted on January 1, 2001, net income would have increased as a result of ceasing the amortization of goodwill by $1,171,000 for the year ended December 31, 2001.

(10)	Deposits

Deposits at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	Weighted average interest rate	2002	Weighted average interest rate
Savings deposits	$987,877	1.24%	$922,404	1.76%
Money market accounts	116,176	1.60	101,489	1.83
NOW accounts	329,997	1.04	309,281	1.20
Non-interest bearing deposits	328,815	—	858,651	—
Certificate of deposits	933,111	2.40	1,051,509	3.32

	$2,695,976		$3,243,334

Scheduled maturities of certificates of deposit accounts at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Within one year	$709,087	870,285
One to three years	145,097	131,523
Three to five years	75,022	47,294
Five years and thereafter	3,905	2,407

	$933,111	1,051,509

Interest expense on deposits for the years ended December 31, 2003, 2002 and 2001 is summarized as follows (in thousands):

	Years ended December 31
	2003	2002	2001
Savings deposits	$11,839	14,459	15,966
NOW and money market accounts	3,590	4,897	4,703
Certificates of deposits	23,742	35,481	54,620

	$39,171	54,837	75,289

(11)	Borrowed Funds

Borrowed funds at, December 31, 2003 and 2002 is summarized as follows (in thousands):

	2003	2002
Securities sold under repurchase agreements	$44,663	55,967
FHLB line of credit	65,000	—
FHLB advances	626,665	267,114

	$736,328	323,081

FHLB advances are at fixed rates and mature between January 30, 2004 and November 13, 2018. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Scheduled maturities of FHLB advances at December 31, 2003 are as follows (in thousands):

2003
Within one year	$139,467
Within two years	144,536
Within three years	119,369
Within four years	98,457
Within five years	124,333
Thereafter	503

$626,665

The following tables set forth certain information as to borrowed funds for the period ended December 31, 2003 and 2002 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2003:
Securities sold under repurchase agreements	$54,580	49,216	0.84%
FHLB line of credit	65,000	3,602	1.11%
FHLB advances	626,665	514,914	2.91%
2002:
Securities sold under repurchase agreements	$55,967	47,600	1.50%
FHLB line of credit	—	—	—
FHLB advances	267,114	157,300	3.88%

Securities sold under repurchase agreements are arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. These securities are held at and under the control of the Bank. The securities sold under repurchase agreements have maturity dates within 30 days. At December 31, 2003 and 2002, the Bank had an unused line of credit with the FHLB of $35,000,000 and $100,000,000, respectively.

(12)	Benefit Plans

The Bank has a noncontributory defined benefit pension plan covering all of its employees who have attained age 21 with at least one year of service. The plan was frozen on April 1, 2003. The plan provides for 100% vesting after five years of service. The plan’s assets are invested in group annuity contracts and investment funds managed by the Prudential Insurance Company and Allmerica Financial.

In addition to pension benefits, certain health care and life insurance benefits are made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following table shows the change in benefit obligation, the change in plan assets and the funded status for the pension plan and postretirement health care plan and the accumulated benefit obligation at the measurement dates, December 31, 2003, 2002 and 2001 (in thousands):

	Pension			Post-retirement
	2003	2002	2001	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$31,148	25,690	19,035	19,962	17,934	14,361
Plan Amendment	(11,915)	625	—	(3,062)	—	—
Service cost	415	1,479	1,077	397	1,125	803
Interest cost	1,579	1,929	1,620	1,051	1,192	1,105
Actuarial loss (gain)	3,824	1,470	1,452	(1,099)	(652)	(325)
Benefits paid	(3,018)	(1,171)	(845)	(327)	(359)	(349)
Change in actuarial assumptions	—	1,126	3,351	1,269	722	2,339

Benefit obligation at end of year	$22,033	31,148	25,690	18,191	19,962	17,934

Change in plan assets:
Fair value of plan assets at beginning of year	$20,510	16,714	17,707	—	—	—
Actual return on plan assets	4,842	(1,707)	(1,116)	—	—	—
Employer contributions	400	6,674	968	327	359	349
Benefits paid	(3,018)	(1,171)	(845)	(327)	(359)	(349)

Fair value of plan assets at end of year	$22,734	20,510	16,714	—	—	—

Funded status	$701	(10,638)	(8,976)	(18,191)	(19,962)	(17,934)
Unrecognized transition asset	—	—	—	4,219	5,024	5,443
Unrecognized prior service cost	—	533	(18)	—	—	—
Unrecognized net actuarial (gain) loss	202	11,881	6,631	1,049	879	810

Accrued benefit cost	$903	1,776	(2,363)	(12,923)	(14,059)	(11,681)

Accumulated Benefit Obligation	22,033	20,431	16,310	—	—	—

Net periodic benefit cost for the years ending December 31, 2003, 2002 and 2001, included the following components (in thousands):

	Pension			Post-retirement
	2003	2002	2001	2003	2002	2001
Service cost	$415	1,480	1,077	397	1,125	803
Interest cost	1,579	1,929	1,620	1,051	1,192	1,105
Expected return on plan assets	(4,734)	1,707	1,117	—	—	—
Amortization of:
Net (loss) gain	3,480	(2,655)	(2,543)	—	—	—
Unrecognized prior service cost	533	74	27	—	—	—
Unrecognized remaining assets	—	—	(61)	384	419	410

Net periodic pension cost	$1,273	2,535	1,237	1,832	2,736	2,318

The weighted average actuarial assumptions used in the plan determinations at December 31, 2003, 2002 and 2001 were as follows:

	Pension			Post-retirement
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	6.75%	7.00%	6.25%	6.75%	7.00%
Rate of compensation increase	5.50	5.50	5.50	5.50	5.50	5.50
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	8.00	8.50	9.00

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on postretirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$245	(210)
Effect on postretirement benefits obligation	2,575	(2,250)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The weighted-average asset allocation of pension benefit plan assets at December 31 were:

Asset Category	2003	2002
Domestic Equities	68%	66%
Foreign Equities	10%	10%
US Bonds	10%	15%
International Bonds	4%	0%
Real Estate	5%	6%
Cash	3%	3%

Total	100%	100%

The Company’s expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plan’s assets. The expected return on plan assets is also impacted by the target allocation of assets, which is based on the Company’s goal of earning the highest rate of return while maintaining risk at acceptable levels.

The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic Equities	60%	50-70%
Foreign Equities	10%	5-17%
US Bonds	25%	10-30%
International Bonds	0%	0-5%
Real Estate	5%	0-10%
Cash	0%	0-35%

Total	100%

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a hired investment manager bound by the allowable ranges.

The Provident Bank pension plan was frozen as of April 1, 2003. Based on the measurement date of December 31, 2003, we have determined that no contributions will be made to the pension plan in 2004.

The Bank has a savings incentive plan covering substantially all employees of the Bank. For the first quarter of 2003, the Bank matched 100% of the total amount contributed by the participants, and for the remainder of the year, the Bank matched 75% of the first 6% contributed by the participants. The contribution percentage is determined quarterly by the Board of Directors. The Bank’s contributions for the years of 2003, 2002, and 2001 were $1,033,000, $1,265,000 and $1,379,000, respectively.

The Bank also maintains a nonqualified supplemental retirement plan for certain senior officers of the Bank. The plan, which is unfunded, provides benefits in excess of that permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $100,000, $279,000 and $122,000 for the years 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001, $1,242,000, $1,142,000 and $901,000, respectively, is recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in Provident Financial Services, Inc. common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2003, was $79.0 million. Those shares pledged as collateral for the loan and are released from the pledge for allocation to participants as loan payments are made.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

For the plan year ending December 31, 2003, there are 148,811 shares that are committed to be released and will be allocated to participants at the end of the plan year. Unallocated ESOP shares held in suspense totaled 4,620,653 at December 31, 2003, and had a fair market value of $87.3million. ESOP compensation expense for the year ended December 31, 2003, was $2,734,000.

The Supplemental Employee Stock Ownership Plan

This is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP’s loan, payments representing the shares that would have been allocated if employment had continued through the full term of the loan.

The Supplemental Executive Savings Plan

This is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the Employee Savings Incentive Plan’s formula and the Employee Stock Ownership Plan’s formula. The supplemental payments for the Savings Incentive Plan portion of the Supplemental Executive Savings Plan consist of payments representing employee and employer contributions that cannot be allocated to participants under the Savings Incentive Plan due to the limitations imposed on tax-qualified plans. The supplemental payments for the Employee Stock Ownership Plan portion of the Plan consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Supplemental Executive Savings Plan was frozen effective on December 31, 2003.

Stock Award Plan

The purpose of the Stock Award Plan (“SAP”) is to promote the growth and profitability of the Company by providing directors and key employees with an equity interest in the Company as an incentive to achieve corporate goals. The SAP was approved by the Company’s stockholders on July 17, 2003. Under the SAP 2,384,732 shares of the Company’s common stock are available for awards. The Company has purchased 2,198,200 shares to fund the SAP on the open market at an average price of $19.86 per share as of December 31, 2003.

As a general rule, restricted stock grants granted under the SAP are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2003, common stock that had not been awarded totaled 1,124,732 shares. Expense attributable to the SAP amounted to $1,918,000 for the year ended December 31, 2003.

A summary status of the granted, but unvested shares under the SAP as of December 31, and changes during the year, is presented below:

Restricted Stock Awards
2003
Outstanding at beginning of year	—
Granted	1,260,000
Vested	—

Outstanding at the end of year	1,260,000

Stock Option Plan

Each stock option granted entitles the holder to purchase one share of Provident Financial Services, Inc.’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options generally vest over a five year period from the date of grant and will expire no later than 10 years following the grant date. Under the Company’s stock option plan 5,961,830 shares of Provident Financial Services, Inc. common stock have been reserved for issuance. Directors and employees have been granted 4,953,800 stock options as of December 31, 2003.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during the year is presented below:

	2003
	Number of Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	—
Granted	4,953,800	$18.57
Exercised	—	—
Forfeited	(10,000)	18.57

Outstanding at the end of year	4,943,800	$18.57

The following table summarizes information about our stock options outstanding at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$18.57	4,943,800	9.5 years	$18.57	0	$18.57

Provident Financial Services, Inc. applies SFAS No. 123 and related Interpretations in accounting for the stock option plan. Compensation expense for the Company’s stock option plan had been determined based on the fair value at the grant date for our stock options consistent with the method of SFAS No. 123 Compensation expense amounting to $1,689,000 had been realized during 2003, related to our stock option plan.

The fair value of the option grants was estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions:

FOR THE YEAR ENDED DECEMBER 31,
2003
Expected dividend yield	1.00%
Expected volatility	15.00%
Risk-free interest rate	2.40%
Expected option life	8 years

(13)	Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Years ended December 31
	2003	2002	2001
Current:
Federal	$14,048	10,168	14,362
State	2,152	600	23

Total current	16,200	10,768	14,385

Deferred:
Federal	(8,286)	517	(3,302)
State	(890)	(1,023)	—
Change in state deferred tax rate, net	—	(1,031)	—

Total deferred	(9,176)	(1,537)	(3,302)

	$7,024	9,231	11,083

The Bank recalculated its deferred tax assets during the third quarter of 2002 as a result of an increase in the statutory tax rate for New Jersey thrifts from 3% to 9% retroactive to January 1, 2002. The new legislation was signed into law during the third quarter of 2002.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Bank also recorded, in accumulated other comprehensive income, a deferred expense (benefit) of ($4,082,000), $5,401,000 and, $3,051,000 during the years 2003, 2002 and 2001, respectively, to reflect the tax effect of the unrealized (loss) gain on securities available for sale.

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31
	2003	2002	2001
Tax expense at statutory rate of 35%	$9,016	12,534	12,308
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	820	(945)	15
Tax-exempt income	(1,968)	(1,180)	(1,005)
Goodwill	—	—	410
Bank-owned life insurance	(1,346)	(1,004)	(965)
Other, net	502	(174)	320

	$7,024	9,231	11,083

The net deferred tax asset is included in other assets in the 2003, and 2002 consolidated statements of condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Deferred fee income	$505	407
Allowance for loan losses	8,355	8,487
Post-retirement benefit	6,518	5,799
Deferred compensation	341	343
Pension expense	108	—
Intangibles	2,347	2,053
Depreciation	1,589	2,119
SERP	508	467
Deferred gain	200	267
Contribution Carryforward	7,544	—
Stock Compensation	1,433	—
Other	739	833

Total gross deferred tax assets	30,187	20,775
Valuation Reserve	756	—

Deferred tax liabilities:
Tax reserves for loan losses	$0	165
Unrealized gain on securities	4,135	8,217
Investment securities, principally due to accretion of discounts	158	476
Prepaid pension	0	626
Originated mortgage servicing rights	189	486
Other	1,137	251

Total gross deferred tax liabilities	5,619	10,221

Net deferred tax asset	$23,812	10,554

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

Equity at December 31, 2003 includes approximately $33,700,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemption’s and excess

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

distributions to shareholders. At December 31, 2003 the Bank has an unrecognized tax liability of $13,800,000 with respect to this reserve.

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

On December 28, 2001, the Bank simultaneously sold its office building at 895 Bergen Avenue, Jersey City, New Jersey and agreed in separate lease contracts to lease back office space in this building. The Bank recorded a deferred gain of $818,000 on the sale of this building. This gain is recognized as a reduction of rent expense over the remaining lives of these lease contracts which has a term of five years.

The approximate future minimum rental commitments for all significant noncancellable operating leases at December 31, 2003 are summarized as follows (in thousands):

Year ending December 31, 2003:
2004	$2,182
2005	2,162
2006	2,191
2007	2,201
Thereafter	25,295

$34,031

Rental expense was $2,411,000, $$2,269,000 and $1,812,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(15)	Commitments, Contingencies and Concentrations of Credit Risk

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated financial statements. In the opinion of management, the consolidated financial position of the Company will not be materially affected by the outcome of such commitments or contingent liabilities.

The Bank previously entered into a long-term data processing contract. In exchange for certain data processing services, the Bank paid a fee of $6,191,000, $5,849,000 and $6,257,000 the years ended December 31, 2003, 2002 and 2001, respectively.

A substantial portion of the Bank’s loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate market conditions.

The Company has entered into employment agreements with three executives upon completion of the conversion. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. In the event the executive’s employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of the average bonus paid over the last three years or the cash bonus paid in the last year, as well as continuation of life, medical, dental and disability insurance coverage for three years. The agreements generally provide that following a change in control (as defined in the agreement), the executive will receive the severance payments and insurance benefits described above if he resigns during the one-year period following the change in control or if the executive is terminated during the remaining term of the employment agreement following the change in control. The executives would receive an aggregate of $4.6 million pursuant to the employment agreements upon a change of control of the Company based upon current levels of compensation.

(16)	Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2003 and 2002, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

As of December 31, 2003 and 2002, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The Bank’s actual capital amounts and ratios are also presented in the following table (in thousands).

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Leverage (Tier 1)	$530,985	13.27%	$160,015	4.0%	$200,019	5.0%
Risk-based capital:
Tier 1	530,985	21.52	98,717	4.0	148,075	6.0
Total	551,766	22.36	197,434	8.0	246,792	10.0

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002 :
Leverage (Tier 1)	$291,294	8.98%	$129,755	4.0%	$162,194	5.0%
Risk-based capital:
Tier 1	291,294	12.42	93,799	4.0	140,698	6.0
Total	312,459	13.32	187,598	8.0	234,497	10.0

(17)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Bank disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Bank’s financial instruments.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and nonperforming categories.

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

Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value estimates of commitments to extend credit and standby letters of credit are deemed immaterial.

The estimated fair values of the Company’s financial instruments as of December 31, 2003, 2002 and 2001 are presented in the following table (in thousands). Since the fair value of off-balance-sheet commitments approximates book value, these disclosures are not included.

	2003		2002
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$175,852	175,852	264,855	264,855
Securities available for sale	1,151,829	1,151,829	1,242,118	1,242,118
Investment securities	517,789	524,429	216,119	221,435
FHLB stock	34,585	34,585	13,356	13,356
Loans	2,216,736	2,287,323	2,031,869	2,135,585
Financial liabilities:
Deposits	2,695,976	2,699,484	3,243,334	3,250,663
Borrowed funds	736,328	739,017	323,081	328,664

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2003 and 2002. Basic and diluted earnings per share for the year ended December 31, 2003 includes the result of operations from January 15, 2003, the date we completed our conversion.

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Interest income	$47,178	$47,045	$43,854	$46,429
Interest expense	14,919	14,063	13,117	12,534

Net interest income	32,259	32,982	30,737	33,895
Provision for loan losses	600	300	160	100

Net interest income after provision for loan losses	31,659	32,682	30,577	33,795
Non-interest income	5,477	5,129	6,751	6,477
Non-interest expense	47,529	24,697	25,728	28,825

Income before income tax expense (benefit)	(10,393)	13,114	11,600	11,447
Income tax expense (benefit)	(3,950)	4,276	3,462	3,236

Net income (loss)	$(6,443)	$8,838	$8,138	$8,211

Basic Earnings (loss) per Share	(0.12)	0.15	0.14	0.15
Diluted Earnings (loss) per Share	(0.12)	0.15	0.14	0.15

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Interest income	$43,718	$44,592	$44,999	$43,998
Interest expense	16,252	15,841	16,039	15,109

Net interest income	27,466	28,751	28,960	28,889
Provision for loan losses	600	600	11,050	550

Net interest income after provision for loan losses	26,866	28,151	17,910	28,339
Non-interest income	6,010	5,930	5,751	6,456
Non-interest expense	22,051	22,575	20,993	23,468

Income before income tax expense (benefit) and the cumulative effect of a change in accounting principle	10,825	11,506	2,668	11,327
Income tax expense (benefit)	3,382	3,404	(983)	3,428

Income before the cumulative effect of a change in accounting principle	7,443	8,102	3,651	7,899
Cumulative effect of a change in accounting principle, net of tax of $0	(519)	0	0	0

Net income	$6,924	$8,102	$3,651	$7,899

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(19)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	For the Year Ended December 31, 2003 (in thousands, except per share data)
	Income	Shares	Per Share Amount
Net Income	$17,755	—	—
Basic earnings per share:
Income available to common stockholders	$17,755	57,836	$0.31
Effect of dilutive common stock equivalents	—	130	—
Diluted earnings per share:
Income available to common stockholders	$17,755	57,966	$0.31

Basic and diluted earnings per share for the year ended December 31, 2003 includes the result of operations from January 15, 2003, the date we completed our conversion.

(20)	Parent-only Financial Information

The following condensed Statement of Financial Condition, Statement of Operations, Statement of Changes in Stockholder’s Equity and Statement of Cash Flows for the year ended December 31, 2003 are for Provident Financial Services, Inc. (parent company only), and reflects the Company’s investment in its wholly-owned subsidiary the Bank, using the equity method of accounting.

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statement of Financial Condition

December 31, 2003

(Dollars in Thousands, except per share data)

December 31, 2003
ASSETS
Cash and due from banks	$5,356
Federal funds sold	—
Short-term investments	68,966

Total cash and cash equivalents	74,322

Investment securities	—
Securities available for sale, at fair value	100,456
Investment in Subsidiaries	564,973
ESOP Loan	78,990
Accrued interest receivable	200
Other assets	63

Total assets	$819,004

LIABILITIES AND STOCK HOLDERS’ EQUITY
Other liabilities	1,886
Total stockholders’ equity	817,118

Total Liabilities and Stockholders’ Equity	$819,004

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statement of Income

(Dollars in Thousands, except per share data)

January 15, to December 31, 2003
Income:
Interest Income	$2,484
Investment Income	2,917

Total income	5,401

Total non-interest expenses	28,410

(Loss) before income tax expense	$(23,009)
Income tax expense	89

(Loss) before equity in undistributed net income of subsidiary	(23,098)
Equity in undistributed net income of subsidiary	41,842

Net income	$18,744

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statement of Cash Flows

(Dollars in Thousands)

January 15, to December 31, 2003
Cash flows from operating activities:
Net income	$18,744
Adjustments to reconcile net income to
Equity in undistributed earnings of subsidiary Bank	(41,842)
Cash contributed to The Provident Bank Foundation	4,800
Increase in other assets	(263)
Increase in other liabilities	1,886

Net cash used in operating activities	(16,675)

Cash flows from investing activities:
Purchases of available for sale securities	$(376,616)
Proceeds from sales of available for sale securities	29,257
Proceeds from maturities and paydowns of securities available for sale	243,903
Net increase in ESOP loan	(78,990)
Investment in subsidiary	(304,366)

Net cash used in investing activities	(486,812)

Cash flows from financing activities:
Proceeds from sale of stock, net	$586,414
Cash dividends paid	(8,605)

Net cash provided by financing activities	577,809

Net increase in cash and cash equivalents	74,322
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$74,322

See accompanying notes to consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Board of Directors of the Company is divided into three classes. Directors are generally elected by the stockholders for staggered three-year terms, or until their successors are elected and qualified. No director shall serve beyond the annual meeting of stockholders following his attaining the age of seventy-two, regardless of whether or not his or her term has expired. The following table sets forth certain information regarding the composition of the Board of Directors of the Company as of December 31, 2003, including when each began serving as a director of the Bank and their terms of office:

Directors	Age	Position	Director Since	Term Expires
Paul M. Pantozzi	59	Chairman of the Board, Chief Executive Officer and President	1989	2004
John G. Collins	67	Director	2003	2004
J. Martin Comey	69	Director	1975	2006
Geoffrey M. Connor	57	Director	1996	2006
Frank L. Fekete	52	Director	1995	2004
Carlos Hernandez	54	Director	1996	2005
William T. Jackson	65	Director	1974	2005
David Leff	70	Director	1992	2004
Arthur R. McConnell	65	Director	1990	2005
Edward O’Donnell	53	Director	2002	2006
Thomas E. Sheenan	68	Director	1990	2006

The business experience for the past five years of each of the directors is as follows:

Paul M. Pantozzi. Mr. Pantozzi has been the Chairman, Chief Executive Officer and President of Provident Financial Services, Inc. since January 2003. He has served as Chief Executive Officer and President of The Provident Bank since 1993 and Chairman since 1998.

John G. Collins. Mr. Collins is retired. He previously served as President of Fleet, NJ from March 2001 until March 2003. Prior to 2001, Mr. Collins was Vice Chairman of Summit Bancorp and was a member of the board of directors of Summit Bancorp, and its predecessor, UJB Financial Corp., from 1986 to 2001. Mr. Collins is a member of the board of trustees of CentraState Healthcare System.

J. Martin Comey. Mr. Comey is retired. He previously served as Vice President of Schering-Plough Corporation of Madison, New Jersey.

Geoffrey M. Connor. Mr. Connor is a practicing attorney and Partner in the Princeton, New Jersey office of the law firm of Reed Smith LLP.

Frank L. Fekete. Mr. Fekete is a certified public accountant and the Managing Partner of the accounting firm of Mandel, Fekete & Bloom, CPAs, located in Jersey City, New Jersey.

Carlos Hernandez. Dr. Hernandez is President of New Jersey City University, located in Jersey City, New Jersey.

William T. Jackson. Mr. Jackson is Executive Director of Bayview/New York Cemetery located in Jersey City, New Jersey.

David Leff. Mr. Leff is retired. He was previously a Partner in the law firm of Eichenbaum, Kantrowitz, Leff & Gulko, located in Paramus, New Jersey.

Arthur R. McConnell. Mr. McConnell is the President of McConnell Realty, which owns and manages commercial and residential real estate, and is located in Atlantic Highlands, New Jersey.

Edward O’Donnell. Mr. O’Donnell is President of Tradelinks Transport, Inc., a transportation consulting company located in Westfield, New Jersey. From March 1995 to July 1999, Mr. O’Donnell was a Director and Executive Vice President of NPR, Inc. (Navieras), a transportation company located in Edison, New Jersey. Mr. O’Donnell is a member of the management committee of North Bay Equity Partners, LLC.

Thomas E. Sheenan. Mr. Sheenan is the President of Sheenan Funeral Home located in Dunellen, New Jersey.

Executive Officers of the Registrant

The following includes the name, age and business experience for the past five years of each of the executive officers of the Company or the Bank as of December 31, 2003, other than Mr. Pantozzi:

Kevin J. Ward. Mr. Ward (age 55) has been Executive Vice President and Chief Operating Officer of Provident Financial Services, Inc. since January 2003, and has been Executive Vice President and Chief Operating Officer of The Provident Bank since 2000. He served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of The Provident Bank from January to November 2000. Prior to that time, he was Executive Vice President and Chief Financial Officer of The Provident Bank.

Linda A. Niro. Ms. Niro (age 49) has served as Senior Vice President and Chief Financial Officer of Provident Financial Services, Inc. since January 2003, and has served as Senior Vice President and Chief Financial Officer of The Provident Bank since 2000. Prior to that time, she served as Vice President and Treasurer of The Provident Bank.

John F. Kuntz. Mr. Kuntz (age 48) has been General Counsel and Corporate Secretary of Provident Financial Services, Inc. since January 2003, and has been Senior Vice President and General Counsel of The Provident Bank since November 2002. Prior to that he was Vice President and General Counsel of The Provident Bank since September 2001. He was Vice President and Assistant General Counsel of Mellon Investor Services LLC in Ridgefield Park, New Jersey from August 2000 to September 2001. Prior to that time, he was a Partner with the law firm of Bourne Noll & Kenyon P.C., Summit, New Jersey.

Kenneth J. Wagner. Mr. Wagner (age 52) has been Senior Vice President –Investor Relations of Provident Financial Services, Inc. since January 2003 and has been Senior Vice President of Strategic Business Development of The Provident Bank since 2001. He served as Senior Vice President of Customer Relationship Management of The Provident Bank from 1998 to 2001. Prior to that time, he was Senior Vice President and Comptroller of The Provident Bank.

Glenn H. Shell. Mr. Shell (age 60) has been Executive Vice President of The Provident Bank since November 2003. Prior to that time, he served as Executive Vice President – Customer Management Group of The Provident Bank.

Gregory French. Mr. French (age 47) has been Senior Vice President of Market Development and Delivery and Distribution of The Provident Bank since November 2003. He served as Senior Vice President of the Market Development Group of The Provident Bank from February 2001 to October 2003. He was Vice President of Marketing, eBusiness for American International Group in New York, New York from January 2000 to February 2001. Prior to that time, he served as Vice President, Citibank National Director, Field Marketing of Citigroup in New York, New York.

C. Gabriel Haagensen. Mr. Haagensen (age 62) has served as Executive Vice President – Human Capital Management of The Provident Bank since 2000. Prior to that time he was Executive Vice President – Operations.

Donald W. Blum. Mr. Blum (age 47) has served as Senior Vice President and Chief Lending Officer of The Provident Bank since December 2001. Prior to that time he was Senior Vice President – Real Estate Lending at Summit Bancorp from October 1992 to November 2001.

Charles Firestone. Mr. Firestone (age 51) has served as Senior Vice President – Risk Management of The Provident Bank since 2001. Prior to that time he was Senior Vice President and General Auditor of the Provident Bank.

Angel R. Denis. Mr. Denis (age 43) has served as First Vice President and Comptroller of The Provident Bank since November 2002. Prior to that time he was Vice President and Comptroller of The Provident Bank.

Giacomo Novielli. Mr. Novielli (age 43) has served as First Vice President and Chief Information Officer since November 2003. Prior to that time he was First Vice President – Delivery and Distribution for The Provident Bank.

Meetings of the Board of Directors and Committees

The Board of Directors of the Company meets quarterly, or more often as may be necessary. The Board of Directors of the Company met eight times during the year ended December 31, 2003. The Board of Directors maintains three standing committees: the Compensation Committee, Audit Committee and Governance/Nominating Committee. The Board of Directors may, by resolution, designate one or more additional committees. The Charters of each of the committees are available on The Provident Bank’s website at www.providentnj.com.

The Audit Committee consists of directors Fekete (Chairman), Collins, McConnell, O’Donnell and Sheenan. Each member of the Audit Committee is considered “independent” as defined in the New York Stock Exchange corporate governance listing standards and under Securities and Exchange Commission Rule 10A-3. The duties and responsibilities of the Audit Committee include, among other things: sole authority in retaining, overseeing and evaluating a firm of independent certified public accountants to audit the annual financial statements; in consultation with the independent auditors and the internal auditor, reviewing the integrity of the Company’s financial reporting processes, both internal and external; reviewing the financial statements and the audit report with management and the independent auditors; reviewing earnings and financial releases and quarterly reports filed with the Securities and Exchange Commission; and approving all engagements for audit and non-audit services by the independent auditors. The Audit Committee met ten times during the year ended December 31, 2003. The Audit Committee reports to the Board of Directors on its activities and findings. The Board of Directors believes that Frank L. Fekete, the Chair of the Audit Committee, qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the Securities and Exchange Commission.

The Compensation Committee consists of directors Comey (Chairman), Fekete, and Sheenan. Each member of the Compensation Committee is considered “independent” as defined in the New York Stock Exchange corporate governance listing standards. The Compensation Committee, among other things, reviews and administers compensation policy, including setting performance measures and goals, administering stock-based compensation plans, approving benefit programs, establishing compensation of the Chief Executive Officer and President and other senior executive officers and other matters of personnel policy and practice. The Compensation Committee met ten times during the year ended December 31, 2003.

The Governance/Nominating Committee consists of Directors Leff (Chair), Jackson and O’Donnell. The Governance/Nominating Committee, among other things, identifies, evaluates and recommends potential candidates for election and re-election to the Board of Directors, reviews the effectiveness of the operations of the Board of Directors and its Committees, recommends corporate governance principles applicable to the Company and reviews and makes recommendations regarding director compensation, orientation and continuing education. The Governance/Nominating Committee met nine times during the year ended December 31, 2003.

Ownership Reports by Officers and Directors

The Company’s common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. The executive officers and directors of the Company and the Bank and beneficial owners of greater than 10% of the Company’s common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. The Securities and Exchange Commission rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner of the Company’s common stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company’s review of ownership reports and confirmations by executive officers and directors only, no executive officer or director failed to file ownership reports on a timely basis for the year ended December 31, 2003. The Company is not aware of any 10% beneficial owners of its common stock.

Code of Business Conduct and Ethics

Provident has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of Provident and The Provident Bank, including the principal executive officer, principal financial officer, principal accounting officer or controller, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on The Provident Bank’s website at www.providentbanknj.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on The Provident Bank website.

Item 11.	Executive Compensation

Director Compensation

Fees. The Company pays to each non-employee director a fee of $1,000 per board meeting attended. The members of the Audit Committee, Compensation Committee, and the Governance/Nominating Committee receive $800 for each committee meeting they attend. The Chair of the Audit Committee receives $2,000 for each committee meeting attended. The Chairs of the Compensation Committee and the Governance/Nominating Committee receive $1,200 for each committee meeting they attend.

Each of the members of the Board of Directors of the Company serves on the Board of Directors of the Bank. The Bank Board has two standing committees: the Executive Committee and Directors Trust Committee. The Bank pays to each non-employee director an annual retainer of $21,000 and a fee of $1,000 per board meeting attended. Non-employee members of the Executive Committee (directors Comey and Jackson) receive an additional annual retainer of $25,000. The non-employee rotating director of the Executive Committee and the non-employee director members of the Directors Trust Committee (directors Connor and McConnell) receive $800 for each committee meeting attended. The Chair of the Directors Trust Committee (Dr. Hernandez) receives $1,200 for each committee meeting attended. The Bank pays the premiums for a life insurance policy, in the face amount of $10,000, for each non-employee director, until the director attains the age of seventy-two or has received such benefit for ten years, whichever occurs later.

Retirement Plan for the Board of Directors of The Provident Bank. The Bank maintains the Retirement Plan for the Board of Directors of The Provident Bank, a non-qualified plan which provides cash payments for up to ten years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member who terminates service on or after the age of seventy-two (72) with at least ten years of service on the board, is forty quarterly payments of $1,250. The Bank may suspend payments under this plan if it does not meet FDIC or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan has been amended to provide that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. For the year ended December 31, 2003, the Bank paid $9,000 to former board members under this plan.

Voluntary Fee Deferral Plan for the Board of Directors. The Company and the Bank each maintain a Voluntary Fee Deferral Plan, each of which is a non-qualified plan that allows for the deferral of board fees by non-employee directors who elect to defer fees. Under both plans, non-employee directors may elect to defer the receipt of 25%, 50%, 75% or 100% of board fees to a future year as determined by that director, so long as the distribution of such fees does not begin beyond the year of the director’s normal retirement date. Deferred fees are credited to an account established for the benefit of each participant which receives interest at the prevailing prime rate. A participating director may receive the deferred payments pursuant to the director’s election in a lump sum or over a three-year period, except in the event of a change in control, death or disability, under which circumstances a lump sum payment shall be made. In connection with the Bank’s mutual-to-stock conversion effective January 15, 2003, the Bank Board of Directors Voluntary Fee Deferral Plan was amended to allow participating directors a one-time election to invest their account balances in shares of the Company’s common stock. The amendment also provided that in the event of a change in control (as defined in the plan), the undistributed balance of a participant’s separate account will be distributed within 60 days of the change in control. As of December 31, 2003, the Company’s Board of Directors Voluntary Fee Deferral Plan had a balance of $8,670 on behalf of one present director and the Bank’s Board of Directors Voluntary Fee Deferral Plan had accounts totaling $954,488 on behalf of two present directors and one former director who participate in this plan.

Stock Benefit Plans. Directors are eligible to participate in and receive awards of stock options and restricted stock under the Provident Financial Services, Inc 2003 Stock Option Plan and the Provident Financial Services, Inc. 2003 Stock Award Plan. On July 17, 2003, each non-employee director, other than Mr. Collins, was granted a non-qualified stock option to purchase 160,000 shares of the Company’s common stock. Mr. Collins was granted a non-qualified stock option to purchase 100,000 shares of the Company’s common stock on July 17, 2003. All of the non-qualified stock options granted to the outside directors were granted at an exercise price of $18.57 per share, the fair market value of the Company’s common stock on the grant date. On August 17, 2003 each non-employee director, with the exception of Mr. Collins, was granted a restricted stock award of 75,000 shares of common stock. All stock options and restricted stock awards vest in 20% increments over a five-year period. Stock options will vest and become immediately exercisable and restricted stock awards will vest upon the director’s death, disability or following a change in control of the Company.

Executive Officer Compensation

Summary Compensation Table. The following table sets forth for the years ended December 31, 2003, 2002 and 2001 certain information as to the total remuneration paid to the Chief Executive Officer and President, as well as to the four most highly compensated executive officers, other than the Chief Executive Officer and President, who received total annual compensation in excess of $100,000. Each of the individuals listed in the table below are referred to as a “Named Executive Officer”.

Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus (1)		Other Annual Compensation (2)	Restricted Stock Awards $(3)	Securities Underlying Options/ SARs # (4)	LTIP Payouts	All Other Compens- ation (5)
Paul M. Pantozzi Chairman, Chief Executive Officer and President	2003 2002 2001	$600,000 560,000 500,000	$	— 473,760 375,000	$51,101 66,693 53,440	$5,075,000 — —	1,120,000 — —		$49,118 49,323 51,503
Kevin J. Ward Executive Vice President and Chief Operating Officer	2003 2002 2001	290,000 270,300 255,000		— 96,893 99,450	— — —	1,522,500 — —	330,000 — —		28,220 29,876 31,302
Glenn H. Shell Executive Vice President	2003 2002 2001	245,500 238,500 225,000		12,889 71,704 92,250	— — —	1,015,000 — —	250,000 — —		23,441 26,047 27,405
Gregory French Senior Vice President, Market Development and Delivery and Distribution	2003 2002 2001	233,000 223,000 177,692		10,485 57,466 101,425	— — —	304,500 — —	250,000 — —		23,594 24,236 27,202
C. Gabriel Haagensen Executive Vice President, Human Capital Management	2003 2002 2001	205,000 196,100 185,000		— 42,112 50,413	— — —	1,015,000 — —	250,000 — —		16,830 21,320 22,432

(1)	Bonus payments earned pursuant to the Incentive Program for Senior Executives of The Provident Bank. In addition, Mr. French was paid a $40,000 signing bonus in February 2001.

(2)	The Provident Bank provides certain of its executive officers with non-cash benefits and perquisites, such as the use of employer-owned automobiles, club membership dues and certain other personal benefits. Management believes that the aggregate value of these benefits for 2001, 2002 and 2003 did not, in the case of any Named Executive Officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for him in the Summary Compensation Table, except for Mr. Pantozzi, who had $53,440 in 2001, $66,693 in 2002 and $51,101 in 2003 of such benefits, including a stipend of $18,000 for 2001 and 2002 and $25,000 in 2003; club membership dues of $17,500 in 2001, $24,000 in 2002 and $12,000 in 2003 and automobile-related expenses of $17,940 in 2001, $24,693 in 2002 and $14,101 in 2003.

(3)	Restricted stock awards granted under the Provident Financial Services, Inc. Stock Award Plan were made on August 21, 2003. The awards vest in 20% increments over a five-year period. The stock awards were valued using the closing price of the Company’s common stock on the grant date of $20.30 per share. Stock award recipients are entitled to vote the unvested restricted stock and to receive any dividends declared on the unvested restricted stock.

(4)	Stock options were granted under the Provident Financial Services, Inc. Stock Option Plan on July 17, 2003. Stock options vest and become exercisable in 20% increments over a five-year period. The stock options were granted at an exercise price of $18.57 per share, the fair market value of the Company’s common stock on the grant date.

(5)	Includes the following components: (i) employer payment of health insurance premiums of $9,763, $8,444, $7,154, $9,763 and $5,700 for Messrs. Pantozzi, Ward, Shell, French and Haagensen in 2001, $10,383, $8,980, $7,564, $10,383 and $6,055 in 2002, and $6,443, $7,507, $6,973, $9,157 and $4,941 in 2003 respectively; (ii) employer payment of dental insurance premiums of $380 in 2001 and 2002 each, and $375, $439, $407, $544 and $375 for Messrs. Pantozzi, Ward, Shell, French and Haagensen respectively in 2003; (iii) employer payment of life insurance premiums of $4,560, $2,736, $2,451, $798 and $2,029 in 2001, $4,560, $3,082, $2,719, $2,542 and $2,236 in 2002, and $4,844, $2,559, $2,259, $2,111 and $1,857 in 2003 for Messrs. Pantozzi, Ward, Shell, French and Haagensen, respectively; (iv) employer payment of long-term disability insurance premiums of $1,800, $1,892, $1,670, $1,561 and $1,373 in 2001 and 2002, and $3,144, $1,518, $1,339 $1,252 and $1,101 in 2003 for Messrs. Pantozzi, Ward, Shell, French and Haagensen respectively; (v) employer contributions to the Employee Savings Incentive Plan of $11,900 each for Messrs. Pantozzi, Ward, Shell and Haagensen in 2001, and a payment in lieu of first year participation in the Savings Incentive Plan of $14,700 to Mr. French; employer contributions to the Savings Incentive Plan of $9,775 each for Messrs. Pantozzi, Ward, Shell and Haagensen and $9,370 for Mr. French in 2002 and employer contributions to the Savings Incentive Plan of $16,312, $12,147, $10,413, $10.530 and $8,331 in 2003 for Messrs. Pantozzi, Ward, Shell, Haagensen and French respectively; and (vi) employer contributions to the Supplemental Executive Savings Plan of $23,100, $5,950, $3,850, $0 and $1,050 in 2001, $22,425, $5,767, $3,939, $0 and $1,501 in 2002, and $18,000, $4,050, $2,048, $0 and $225 in 2003 for Messrs. Pantozzi, Ward, Shell, French and Haagensen respectively.

Employment Agreements

The Company entered into employment agreements with Messrs. Pantozzi, Ward and Shell, which became effective on Jaunuary 15, 2003 upon completion of the mutual-to-stock conversion of the Bank. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. However, if timely written notice of nonrenewal is provided to the executive, the employment under the agreement ceases at the end of thirty-six months following such anniversary date. On an annual basis, the Board of Directors of the Company shall conduct a performance review of the executive for purposes of determining whether to provide a notice of nonrenewal. The Board of Directors has provided a notice of nonrenewal to Mr. Shell and the Company and Mr. Shell have agreed in principle to an amendment to his employment agreement as further described below. Under the agreements, the base salaries for Messrs. Pantozzi, Ward and Shell are $600,000, $290,000 and $245,500, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, and other employee pension benefit and fringe benefit plans applicable to executive employees. In addition, the agreements provide for reasonable vacation and sick leave, reimbursement of certain club membership fees incurred by each executive and the use of a company-owned automobile. The agreements provide for termination by the Company for cause at any time, in which event, the executive would have no right to receive compensation or other benefits for any period after termination. In the event the executive’s employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of (x) the average cash bonus paid over the last three years or (y) the cash bonus paid in the last year, as well as the continuation of life, medical, dental and disability insurance coverage for three years. The executive may resign from employment as a result of (i) a material change in the nature or scope of the executive’s function, duties or responsibilities, (ii) a material reduction in benefits and perquisites, including base salary, from those being provided as of the effective date of the employment agreement, (iii) a relocation where the executive is required to perform services at a location more than 25 miles from the Bank’s principal executive offices, (iv) a failure to elect or reelect or to appoint or reappoint executive to certain position(s) at the Company or the Bank, or, in the case of Mr. Pantozzi, to nominate or elect the executive to the Board(s) of Directors of the Company or the Bank, (v) a liquidation or dissolution of the Bank or the Company, or (vi) a material breach of the employment agreement by the Bank or the Company as of the effective date of the employment agreement and be entitled to the severance benefits described above. The agreement generally provides that following a change in control (as defined in the agreement), the executive will receive the severance payments and insurance benefits described above if he resigns during the one-year period following the change in control or if he is terminated during the remaining term of the employment agreement following the change in control. Messrs. Pantozzi, Ward and Shell would receive an aggregate of $2,648,784, $1,066,343 and $913,344 respectively, pursuant to their employment agreements upon a change in control of the Company, based upon current levels of compensation.

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

The Company has reached an agreement in principle with Mr. Shell to amend his employment agreement. The amendment will provide that Mr. Shell’s employment will terminate effective September 1, 2004. Until the date of termination, Mr. Shell will continue to serve as Executive Vice President of the Bank, largely in the role of a new business producer. The Bank will continue to pay Mr. Shell as compensation his base salary of $245,500 through March 31, 2004. Thereafter, until September 1, 2004, the Bank will pay Mr. Shell compensation at the rate of $10,000 per month. Mr. Shell will be entitled to vest in stock options and restricted stock grants through September 1, 2004, at which time any unvested stock options and restricted stock awards will be forfeited. Upon termination of his employment, Mr. Shell will be entitled to the payments and benefits due him for the remaining three-year term of his employment agreement. He will also be paid a lump sum payment of $700,000 at the time of the termination of his employment. The amendment to the employment agreement also contains a release of any claims Mr. Shell may have against the Company arising out of his employment relationship with the Company and the Bank.

Change in Control Agreements

The Company entered into change in control agreements with six other officers including Messrs. Blum, Kuntz, French and Haagensen, Ms. Niro and Ms. Hynes (First Vice President-Employee Relations, The Provident Bank), which provide certain benefits in the event of a change in control of the Company or the Bank. Each of the change in control agreements provides for a term of 24 months. Commencing on the first anniversary date of the change in control agreement, and on each anniversary date thereafter, the term of the change in control agreement extends for an addition 12 months unless the Board of Directors of the Company provides the executive timely notice of nonrenewal. In the event notice of nonrenewal is provided to the executive, the change in control agreement terminates 24 months following the applicable anniversary date. On an annual basis the Board of Directors of the Company shall conduct a performance review of the executive for purposes of determining whether to provide a notice of nonrenewal. No notices of nonrenewal have been provided to any of the executives with change in control agreements. For these purposes, a “change in control” is defined generally to mean: (i) approval by stockholders of a plan of reorganization, merger or consolidation of the Bank or the Company where the Bank and the Company is not the surviving entity; (ii) changes to the Board of Directors of the Bank or the Company whereby individuals who constitute the current Board cease to constitute a majority of the Board, subject to certain exceptions; (iii) the acquisition of all or substantially all of the assets of the Company or the beneficial ownership of 20% or more of the voting securities of the Company; or (iv) a complete liquidation or dissolution of the Company or the Bank or approval by the stockholders of the Company of a plan for such dissolution or liquidation. Although the change in control agreements may have the effect of making a takeover more expensive to an acquirer, the Company believes that the benefits of enhancing the Company’s ability to attract and retain qualified management persons by offering the change in control agreements outweighs any disadvantage of such agreements.

Following a change in control of the Company or the Bank, an officer is entitled to a payment under the change in control agreement if the officer’s employment is terminated during the term of such agreement by the Company or the Bank, other than for cause, disability or retirement, as defined, or if the officer terminates employment during the term of such agreement for good reason. Good reason is generally defined to include the assignment of duties materially inconsistent with the officer’s positions, duties or responsibilities as in effect prior to the change in control, a reduction in his annual compensation or benefits, or relocation of his or her principal place of employment by more than 25 miles from its location immediately prior to the change in control, or a failure of the Company to obtain an assumption of the agreement by its successor. In the event that an officer who is a party to a change in control agreement is entitled to receive severance payments pursuant to the agreement, he or she will receive a cash payment equal to two times the highest level of aggregate annualized base salary and other cash compensation paid to the officer during the calendar year in which he or she was terminated or either of the immediately preceding two calendar years. In addition to the severance payment, each covered officer is generally entitled to receive life, health, dental and disability coverage for the remaining term of the agreement. Notwithstanding any provision to the contrary in the change in control agreement, payments under the change in control agreements are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

Benefit Plans

Employee Savings Incentive Plan. The Bank maintains The Provident Bank Employee Savings Incentive Plan, a tax-qualified defined contribution plan generally covering employees who are at least 18 years old, have worked at the Bank for one year in which they have 1,000 or more hours of service. The Bank changed the Savings Incentive Plan as of April 1, 2003, and added a 401(k) feature. As a 401(k) plan, participants are able to contribute up to the maximum compensation amount permitted by IRS regulations each year to the Savings Incentive Plan on a pre-tax basis. For this purpose, compensation includes wages, salaries, commissions of dedicated salespeople and overtime. Participants are immediately vested in their personal contributions. For the first quarter of 2003, the Bank matched 100% of the total amount contributed by the participants, and for the remainder of the year, the Bank matched 75% of the first 6% contributed by the participants. Effective January 1, 2004, the Bank’s matching contribution is 50% of the first 6% contributed by the participants. The Bank may from time to time amend the Savings Incentive Plan to provide for a different matching contribution. As of the plan year beginning December 31, 2002, participants become vested in employer matching contributions as follows: 33% after the completion of one year of service; 66% after the completion of two years of service and 100% after the completion of three years of service. In addition, participants’ accounts generally become fully vested in the matching contributions in the event of termination of employment due to retirement, disability or death.

The Savings Incentive Plan permits participants to direct the investment of their accounts into various investment options set forth under the plan. The Savings Incentive Plan was amended to offer participants the opportunity to invest in an “Employer Stock Fund” which purchased stock of the Company at the initial offering and after the offering, in the open market. Each participant who directs the trustee to invest all or part of his or her account in the Employer Stock Fund will have assets in his or her account applied to the purchase of shares of the Company’s common stock.

Upon termination of employment due to retirement at age 65 or older, a participant is eligible to receive the vested value of his or her account either in a single sum payment or in approximately equal annual installments, for a period not to exceed ten years of the participant’s estimated life expectancy. For a participant who terminates employment for reasons other than retirement at age 65 or older, the form of distribution of his or her vested account generally will be in the form of a single sum payment. In the event of the participant’s death, the value of the plan account will be paid to the participant’s beneficiary in a single cash payment.

Pension Plan. The Bank maintains The Provident Bank Pension Plan, a tax-qualified plan generally covering employees age 21 or older who have worked at the Bank for one year in which they have accrued 1,000 or more hours of service. The Bank froze the Pension Plan as of April 1, 2003. As of April 1, 2003, employees are not entitled to accrue additional benefits. In addition employees hired after the freeze date are not eligible to enter the Plan. Pension Plan participants generally become entitled to retirement benefits upon the later of attainment of age 65 or the fifth anniversary of participation in the plan, which is referred to as the normal retirement date. The normal retirement benefit is equal to 1.35% of the participant’s average final compensation up to the average social security level plus 2% of the participant’s average final compensation in excess of the average social security level multiplied by the participant’s years of credited service to a maximum of 30 years.

Participants who have completed at least 5 years of vested service generally become 100% vested in their accrued retirement benefits. Vested retirement benefits generally will be paid beginning on the participant’s normal retirement date. Participants with accrued benefits in the Pension Plan prior to April 1, 2003 will continue to vest in their pre-April 1, 2003 accrued benefit after April 1, 2003.

A participant may elect to retire prior to age 65 and receive early retirement benefits if retirement occurs after completion of at least five consecutive years of vested service and attainment of age 55. If such an early retirement election is made, retirement benefits will begin on the first day of any month during the ten-year period preceding his or her normal retirement date, as directed by the retiring participant. If a participant elects to retire prior to both attaining age 65 and completing five years of credited service his or her accrued pension benefit will be reduced 3% per year for the first five years prior to age 65 and 5% per year thereafter to age 55. However, if a participant elects to retire early after both attaining age 60 and completing 25 years of credited service his or her accrued pension benefit will be unreduced. Any participant who terminated employment prior to January 1, 2002 will receive an early pension benefit equal to the actuarial equivalent of the annual amount of the normal pension that would otherwise have been payable to the participant had he not elected to receive an early pension. If the termination of service occurs after the normal retirement date, the participant’s benefits will begin on the participant’s postponed retirement date.

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

In the event a participant who is married for at least one year and is vested in the Pension Plan dies prior to his or her termination of service and after age 55, his or her spouse will be entitled to one-half of the amount payable to the participant had the participant elected to retire the day before his or her death with the 50% joint and survivor benefit. If the participant dies prior to age 55, the retirement benefits payable to the participant’s spouse will commence at the time the participant would have reached age 55.

In the event a non-married participant dies before his or her termination of service after both attaining age 55 and completing 20 years of service, a monthly pension shall be paid to his or her beneficiary. The non-married participant’s beneficiary will be entitled to a monthly pension benefit equal to one-half of the amount payable to the participant as if the participant had retired on the first day of the month following his or her death, had been married, and the spouse had been born on the same day as the participant. Payments made to beneficiaries of non-married participants cease upon the earlier of the beneficiary death or the receipt of the 120th monthly payment.

If the total value of a pension payable directly to a participant or to any other beneficiary under the Pension Plan is less than $5,000, as determined by the Pension Plan’s actuary, payment of such value shall automatically be made in a single sum in lieu of such pension.

The following table indicates the annual retirement benefit that would be payable under the Pension Plan and the Supplemental Executive Retirement Plan upon retirement at or after a participant’s normal retirement date in calendar year 2003, considering the average annual earnings and credited service classifications specified below.

Average Final Earnings(1)	15 years	20 years	25 years	30 years	35 years (2)
$125,000	$33,212	$44,283	$55,354	$66,424	$66,424
150,000	40,712	54,283	67,854	81,424	81,424
175,000	48,212	64,283	80,354	96,424	96,424
200,000	55,712	74,283	92,854	111,424	111,424
225,000	63,212	84,283	105,354	126,424	126,424
250,000	70,712	94,283	117,854	141,424	141,424
300,000	85,712	114,283	142,854	171,424	171,424
400,000	115,712	154,283	192,854	231,424	231,424
450,000	130,712	174,283	217,854	261,424	261,424
500,000	145,712	194,283	242,854	291,424	291,424
600,000	175,712	234,283	292,854	351,424	351,424
650,000	190,712	254,283	317,854	381,424	381,424
700,000	205,712	274,283	342,854	411,424	411,424
750,000	220,712	294,283	367,854	441,424	441,424
800,000	235,712	314,283	392,854	471,424	471,424

(1)	Compensation earned after April 1, 2003 will not be considered in the average final earnings.

(2)	The Pension Plan and the Supplemental Executive Retirement Plan do not count service in excess of 30 years in the benefit formula.

Average final earnings is the average base salary, as reported in the “Salary” column of the Summary Compensation Table, for the highest five consecutive years during the final ten years of employment. Tax laws impose a limit ($200,000 for individuals retiring in 2004) on average final earnings that may be counted in computing benefits under the Pension Plan and on the annual benefits ($160,000 in 2004). The Pension Plan may also pay benefits accrued as of January 1, 1994 based on tax law limits then in effect. For Messrs. Pantozzi, Ward, Shell, and Haagensen, benefits based on average final earnings in excess of this limit are payable under the Supplemental Executive Retirement Plan.

The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity and are not subject to any deduction for Social Security benefits or other offset amounts. As of December 31, 2003, Mr. Pantozzi had 40 years of service; Mr. Ward had 31 years of service; Mr. Shell had 9 years of service; Mr. French had 2 years of service; and Mr. Haagensen had 23 years of service.

Supplemental Executive Retirement Plan. In January 1990, the Bank established the Supplemental Executive Retirement Plan, a non-qualified retirement plan (the “SERP”). Participation in the SERP is limited to executive management or highly compensated employees as designated by the Board of Directors and currently consists of Messrs. Pantozzi, Ward, Shell and Haagensen. The SERP pays to each participant an amount equal to the amount which would have been payable under the terms of the Pension Plan but for the limitations under Sections 401(a)(17) and 415 of the Internal Revenue Code, less the amount payable under the terms of the Pension Plan. The Bank froze the SERP as of April 1, 2003, and as of that date employees are not entitled to accrue additional benefits. In addition, employees hired after April 1, 2003, are not eligible to participate in this plan. Amounts due from this plan will be paid on a monthly basis beginning within 90 days following termination of employment, but in no event before age 60, in the form of a qualified joint and 100% survivor annuity for married participants and a single life annuity for non-married participants. The plan has been amended to provide that in the event of a change in control (as defined in the plan), the undistributed balance of an employee’s accrued benefit will be paid to him within 60 days of the change in control. For the year ended December 31, 2003, the net periodic pension cost was $633,952 in the aggregate to the SERP on behalf of Messrs. Pantozzi, Ward, Shell and Haagensen.

Supplemental Executive Savings Plan. In January 1990, the Bank established the Supplemental Executive Savings Plan, a non-qualified plan that provides additional benefits to certain participants whose benefits under the Employee Savings Incentive Plan are limited by tax law limitations applicable to tax-qualified plans. Participation in the Executive Savings Plan is limited to executive management or highly compensated employees as designated by the Board of Directors and currently consists of Messrs. Pantozzi, Ward, Shell and Haagensen. The Bank contributes for each participant an amount equal to the amount which would have been contributed under the terms of the Employee Savings Incentive Plan but for the tax law limitations, less the amount actually contributed under the Employee Savings Incentive Plan. The Bank established an investment fund to provide for payments due under this plan and allows participants employed on or after January 1, 1998 to choose, with the plan administrator’s consent, from a variety of investment options. In connection with the mutual-to-stock conversion of the Bank, the Supplemental Executive Savings Plan was amended to allow current employees a one-time election to invest their account balance in shares of the Company’s common stock. Any benefits payable under the Supplemental Executive Savings Plan are vested under the same terms and conditions as the Employee Savings Incentive Plan. If there is a change in control, as defined in the Supplemental Executive Savings Plan, the unpaid balance of the account shall become 100% vested and will be distributed within 60 days thereof. For the year ended December 31, 2003, the Bank expensed $18,000, $4,050, $2,047 and $225 relating to the Supplemental Executive Savings Plan on behalf of Messrs. Pantozzi, Ward, Shell and Haagensen, respectively. The Supplemental Executive Savings Plan has also been amended to require a contribution for each participant who also participates in the Employee Stock Ownership Plan equal to the amount which would have been contributed under the terms of the Employee Stock Ownership Plan but for the tax law limitations, less the amount actually contributed under the Employee Stock Ownership Plan. The benefit payable under this portion of the Supplemental Executive Savings Plan may be calculated as if the contribution was applied to the repayment of a loan obtained to purchase shares in the stock offering, in substantially the same manner as under the Employee Stock Ownership Plan. The amendment also requires the distribution of shares equal to the value of a participant’s account balance attributable to the Employee Stock Ownership Plan component of the plan at the same time and in the same manner as the participant receives a distribution from the Employee Stock Ownership Plan.

Effective December 31, 2003 the Supplemental Executive Savings Plan was frozen, because the Employee Savings Incentive Plan was converted to a 401(k) Plan. A final Supplemental Executive Savings Plan discretionary bank contribution was made for plan year-ending December 31, 2003. In addition, a final Supplemental Employee Stock Ownership Plan contribution will be made for plan year-ending December 31, 2003. The Supplemental Executive Savings Plan will be frozen with respect to all future contributions and remain open only to hold assets for distribution to plan participants. The Company intends to establish a new plan to supplement the 401(k) Plan and The Employee Stock Ownership Plan in 2004.

Voluntary Bonus Deferral Plan for the Chairman. The Bank maintains the Voluntary Bonus Deferral Plan for Mr. Pantozzi, which is a non-qualified plan that provides for the deferral of his bonus payments. Mr. Pantozzi may defer one-quarter, one-half or all of his bonus award for a period of five years or until the attainment of age 65. The Bank established an investment fund to provide for the payment of the deferred bonus awards due under this plan and allows Mr. Pantozzi to choose, with the plan administrator’s consent, from a variety of investment options. Mr. Pantozzi will receive a lump sum payment upon a change in control, as defined in the plan, and is eligible to apply for a hardship distribution of some or all of his separate account, in the event of a financial hardship. Mr. Pantozzi has never deferred any bonus payments pursuant to this plan.

Voluntary Bonus Deferral Plan. The Bank maintains the Voluntary Bonus Deferral Plan, which is a non-qualified plan that provides for the deferral of some or all of any bonus payments awarded under our management incentive bonus program. An eligible employee may defer either one-half or all of a bonus award for a period of 5 years or 10 years, or until the attainment of age 60 or 65, but in no event may any amount be deferred beyond the year in which such employee attains age 65. Deferred bonus awards are invested by the Bank board, in its sole discretion, in a portfolio of assets consisting of any combination of obligations of the United States with maturities not exceeding five years in duration. An eligible employee will receive a lump sum payment upon a change in control, as defined in this plan, and is eligible to apply for a hardship distribution of some or all of his separate accounts. As of December 31, 2003, the Bank had accounts totaling $358,049 on behalf of seven participants in this plan.

Employee Stock Ownership Plan and Trust. The Bank implemented an employee stock ownership plan in connection with the mutual-to-stock conversion. This plan is a tax-qualified plan generally covering employees who are at least 21 years old, who have at least one year of employment with the Bank or a designated affiliated corporation and who have completed at least 1,000 hours of service. As part of the conversion and offering, the employee stock ownership plan borrowed funds from the Company and used those funds to purchase a number of shares equal to up to 8% of the common stock sold in the stock offering. Collateral for the loan will be the common stock purchased by the employee stock ownership plan. The loan will be repaid principally from a participating employers’ discretionary contributions to the employee stock ownership plan over a period of up to 30 years. The loan documents will provide that the loan may be repaid over a shorter period, without penalty. Effective December 31, 2003 and for the remaining loan term, the interest rate shall be a fixed rate equal to the prime rate published in the Wall Street Journal on such date. Shares purchased by the employee stock ownership plan will be held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan will not vest at all in the first five years of credited service but will vest entirely upon completion of five years of credited service. In general, the employee stock ownership plan will credit participants with up to five years of service for employment prior to adoption of a plan. A participant’s interest in his account under the plan will also fully vest in the event of a termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable in the form of common stock and/or cash. Contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Under generally accepted accounting principles, a participating employer will be required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. In the event of a change in control, the employee stock ownership plan will terminate and participants will become fully vested in their account balances.

Stock Benefit Plans

Stock Option Plan. The Company adopted the Provident Financial Services, Inc. 2003 Stock Option Plan, which was approved by the stockholders of the Company on July 17, 2003. Non-employee directors and employees of the Company, the Bank and their affiliates are eligible to participate in the stock option plan.

The stock option plan provides for awards in the form of stock options, reload options and/or limited stock appreciation rights. The term of stock options generally will not exceed ten years from the date of grant. The exercise price of stock options granted under the plan must be at least the fair market value of the Company’s common stock at the time of the grant. Stock options granted under the plan may be either incentive stock options as defined under Section 422 of the Internal Revenue Code, or stock options not intended to qualify as such. Shares issued upon the exercise of a stock option granted under the plan may be authorized but unissued shares, treasury shares, or shares acquired by the Company in the open market. The Compensation Committee of the Board of Directors administers the stock option plan. Since the stock option plan was implemented before the first anniversary of the mutual-to-stock conversion of the Bank, current banking regulations require that:

•	the total number of options available for grant to non-employee directors be limited to 30% of the options authorized under the plan;

•	the number of options that may be granted to any one non-employee director be limited to 5% of the options authorized under the plan;

•	the number of options that may be granted to any officer or employee be limited to 25% of the options authorized for the plan;

•	the options may not vest more rapidly than 20% per year, beginning on the first anniversary of stockholder approval of the plan; and

•	accelerated vesting not be permitted except for death, disability or upon a change in control of the Bank or the Company.

Set forth below is certain information regarding stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants 2003					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Options Term
Name (a)	Number of Securities Underlying Options/SAR’s Granted (#) (b)	Percent of Total Options/ SAR’s Granted To Employees In Fiscal Year (c)	Exercise of Base Price ($/sh) (d)	Expiration Date (e)	5% ($) (f)	10% ($) (g)
Paul M. Pantozzi	1,120,000	22.7%	$18.57	07/17/13	$13,080,002	$33,147,293
Kevin J. Ward	330,000	6.7%	18.57	07/17/13	3,853,929	9,766,613
Glenn H. Shell	250,000	5.1%	18.57	07/17/13	2,919,643	7,398,949
Gregory French	250,000	5.1%	18.57	07/17/13	2,919,643	7,398,949
C. Gabriel Haagensen	250,000	5.1%	18.57	07/17/13	2,919,643	7,398,949

(1)	Consists of stock options granted on July 17, 2003 that vest and become exercisable at the rate of 20% per year from the date of grant.

(2)	The dollar amounts set forth under these columns are the result of calculations made at the 5% and 10% appreciation rates set forth in Securities and Exchange Commission regulations and are not intended to indicate future price appreciation, if any, of the Company’s common stock and there is no assurance that the amounts set forth under these columns will be realized.

Set forth below is certain information concerning stock options outstanding to the Named Executive Officers at December 31, 2003. No options were exercised by the Named Executive Officers during 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

OPTION VALUES AT 12/31/03

Name	Shares Acquired Upon Exercise	Value Realized	Number of Options at Year-End	Value of In-The-Money Options at Year-End(1)
			Exercisable/Unexercisable (#)	Exercisable/Unexercisable ($)
Paul M. Pantozzi	—	—	0/1,120,000	0/$369,600
Kevin J. Ward	—	—	0/330,000	0/ 108,900
Glenn H. Shell	—	—	0/250,000	0/ 82,500
Gregory French	—	—	0/250,000	0/ 82,500
C. Gabriel Haagensen	—	—	0/250,000	0/ 82,500

(1)	Values are based on the fair market value of the Company’s common stock on December 31, 2003 ($18.90), minus the grant price. There is no assurance that the values reflected in the table will be realized.

Stock Award Plan. The Company adopted the Provident Financial Services, Inc. 2003 Stock Award Plan, which was approved by the stockholders of the Company on July 17, 2003. Non-employee directors and key employees of the Company, the Bank and their affiliates are eligible to participate in the stock award plan.

The Compensation Committee of the Board of Directors administers the stock award plan. Since the stock award plan was adopted before the one-year anniversary of the Bank’s mutual-to-stock conversion, current banking regulations require that:

•	the total number of shares that are awarded to non-employee directors be limited to 30% of the shares authorized under the plan;

•	the number of shares that are awarded to any one non-employee director be limited to 5% of the shares authorized under the plan;

•	the number of shares that are awarded to any officer or employee be limited to 25% of the shares authorized under the plan;

•	the awards may not vest more rapidly than 20% per year, beginning on the first anniversary of stockholder approval of the plan; and

•	accelerated vesting not be permitted except for death, disability or upon a change in control of the Company or the Bank.

Stock awards under this plan vest in increments. A recipient must maintain continuous employment with the Company or the Bank in order to vest in stock awards granted to the recipient. In the event a recipient ceases to maintain continuous service by reason of death or disability, or following a change in control, all unvested stock awards granted to the recipient shall become vested. In the event continuous service is terminated for any other reason, a recipient’s unvested stock awards are forfeited. Prior to vesting, a recipient will have the right to vote the unvested stock, which has been awarded to the recipient and will receive any dividend declared on the unvested stock. When an award becomes vested, the recipient must include the current fair market value of the vested shares in his or her income for federal income tax purposes. Generally, the Company will be allowed a federal income tax deduction (subject to limitations discussed below, and subject to certain reporting and withholding tax requirements) in the same amount and in the same year as the recipient employee recognizes the taxable income. However, if the stock award recipient elects under Section 83(b) of the Internal Revenue Code to include in income the fair market value of the shares at the grant date (e.g. before the recipient vests in the property), then the Company will be allowed a federal income tax deduction in the same amount at the time of the grant and not when the restrictions lapse. Such deductions would also be subject to the deduction limitations of Section 162 (m) of the Internal Revenue Code as described below.

Compensation Committee Interlocks and Insider Participation

Messrs. Comey, Fekete and Sheenan served as members of the Compensation Committee in 2003. None of these directors had any transactions or relationships with the Company in 2003 requiring specific disclosures under Securities and Exchange Commission rules.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission regarding such beneficial ownership. The following table sets forth, as of March 1, 2004, the shares of the Company’s common stock beneficially owned by persons who beneficially own more than five percent of the Company’s issued and outstanding shares of common stock:

Name and Address of Beneficial Owners	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding
The Provident Bank Employee Stock Ownership Plan Trust GreatBanc Trust Company, Trustee 45 Rockefeller Plaza, Suite 2055 New York, New York 10111-2000	4,769,464(1)	7.9%

Private Capital Management, L.P. Bruce S. Sherman and Gregg J. Powers 8889 Pelican Bay Blvd. Naples, Florida 34108	4,369,900(2)	7.2%

(1)

A Schedule 13G filed with the Securities and Exchange Commission on January 30, 2004 on behalf of The Provident Bank Employee Stock Ownership Trust (the “ESOP Trust”) reported that the ESOP Trust had: (i) sole power to vote or direct the vote of 4,620,653 shares of the Company’s common stock; (ii) the shared power to vote or direct the vote of 148,811 shares of the Company’s common stock; and (iii) sole power to dispose or direct the disposition of 4,769,464 shares of the Company’s common stock.

(2)	A Schedule 13G filed with the Securities and Exchange Commission on February 13, 2004 by Private Capital Management, L.P., (“Private Capital Management”) Bruce Sherman and Gregg J. Powers reported that Private Capital Management and Messrs. Sherman and Powers had: (i) sole power to vote or direct the vote of no shares of the Company’s common stock; (ii) shared power to vote or direct the vote of 4,369,900 shares of the Company’s common stock; (iii) sole power to dispose or direct the disposition of no shares of the Company’s common stock; and (iv) shared power to dispose or to direct the disposition of 4,369,900 shares of the Company’s common stock. The Schedule 13G further disclosed that Messrs. Sherman and Gregg in their capacities as Chief Executive Officer and President, respectively of Private Capital Management, exercise shared dispositive and shared voting power with respect to shares held by Private Capital Management’s clients and managed by Private Capital Management. Messrs. Sherman and Powers each disclaim beneficial ownership of shares held by Private Capital Management’s clients and each disclaim the existence of a group.

Security Ownership of Management

The following table sets forth, as of March 1, 2004, the shares of the Company’s common stock beneficially owned by directors and executive officers of the Company, individually, and by directors and executive officers as a group. The business address of each director and executive officer is 830 Bergen Avenue, Jersey City, New Jersey 07306.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percent of All Common Stock Outstanding(1)
Directors

John G. Collins	11,000	(2)	*
J. Martin Comey	127,000	(3)	*
Geoffrey M. Connor	105,000	(4)	*
Frank L. Fekete	97,500	(5)	*
Carlos Hernandez	81,870	(6)	*
William T. Jackson	105,200	(7)	*
David Leff	105,000	(8)	*
Arthur R. McConnell	100,000	(9)	*
Edward O’Donnell	96,000	(10)	*
Paul M. Pantozzi	310,973	(11)	*
Thomas E. Sheenan	110,389	(12)	*

Executive Officers Who Are Not Directors

Donald Blum	16,218	(13)	*
Angel Denis	11,867	(14)	*
Charles Firestone	19,753	(15)	*
Gregory French	16,603	(16)	*
C. Gabriel Haagensen	71,892	(17)	*
John F. Kuntz	16,451	(18)	*
Linda A. Niro	49,838	(19)	*
Giacomo Novielli	12,793	(20)	*
Glenn H. Shell	94,124	(21)	*
Kenneth J. Wagner	22,618	(22)	*
Kevin J. Ward	118,790	(23)	*

All directors and executive officers as a group (22)	1,700,879		2.82%

*	Denotes less than 1%

(1)	Based upon 60,328,600 shares outstanding.

(2)	Includes 10,000 shares held by Mr. Collins in an individual retirement account.

(3)	Includes 8,600 shares held by Mr. Comey in the Voluntary Fee Deferral Plan for the Board of Directors and 75,000 shares granted under the stock award plan that are not vested.

(4)	Includes 7,500 shares held in an individual retirement account, 5,000 shares held as custodian for Mr. Connor’s children, 1,000 shares held by an adult child of Mr. Connor and 75,000 shares granted under the stock award plan that are not vested.

(5)	Includes 7,500 shares held by Mr. Fekete’s spouse, 10,000 shares held by a custodian for a retirement account for Mr. Fekete’s benefit, 2,000 shares held by Mr. Fekete’s spouse as custodian for Mr. Fekete’s minor son, 1,000 shares held by Mr. Fekete’s spouse as trustee of a trust for the benefit of a relative, 2,000 shares held by Mr. Fekete’s daughter and 75,000 shares granted under the stock award plan that are not vested.

(6)	Includes 1,450 shares held by Dr. Hernandez’s spouse in an individual retirement account and 75,000 shares granted under the stock award plan that are not vested.

(7)	Includes 200 shares held by Mr. Jackson’s spouse and 75,000 shares granted under the stock award plan that are not vested.

(8)	Includes 75,000 shares granted under the stock award plan that are not vested.

(9)	Includes 75,000 shares granted under the stock award plan that are not vested.

(10)	Includes 1,000 shares held by Mr. O’Donnell in an individual retirement account and 75,000 shares granted under the stock award plan that are not vested.

(11)	Includes 1,000 shares held by Mr. Pantozzi as custodian for his grandchildren, 22,000 shares held by Mr. Pantozzi through the Supplemental Executive Retirement Plan, 5,797 shares held by Mr. Pantozzi through the Employee Savings Incentive Plan, 3,276 shares allocated to Mr. Pantozzi pursuant to the ESOP and 250,000 shares granted under the stock award plan that are not vested.

(12)	Includes 2,000 shares held by Mr. Sheenan’s spouse, 200 shares held by Mr. Sheenan’s daughter, 30,189 shares held in the Voluntary Fee Deferral Plan for the Board of Directors and 75,000 shares granted under the stock award plan that are not vested.

(13)	Includes 219 shares held by Mr. Blum through the Employee Savings Incentive Plan, 999 shares allocated to Mr. Blum pursuant to the ESOP and 15,000 shares granted under the stock award plan that are not vested.

(14)	Includes 5,382 shares held by Mr. Denis through the Employee Savings Incentive Plan, 585 shares allocated to Mr. Denis pursuant to the ESOP and 5,000 shares granted under the stock award plan that are not vested.

(15)	Includes 4,027 shares held by Mr. Firestone through the Employee Savings Incentive Plan, 726 shares allocated to Mr. Firestone pursuant to the ESOP and 15,000 shares granted under the stock award plan that are not vested.

(16)	Includes 512 shares held by Mr. French through the Employee Savings Plan, 1,091 shares allocated to Mr. French pursuant to the ESOP and 15,000 shares granted under the stock award plan that are not vested

(17)	Includes 20,774 shares held by Mr. Haagensen through the Employee Savings Incentive Plan, 1,118 shares allocated to Mr. Haagensen pursuant to the ESOP and 50,000 shares granted under the stock award plan that are not vested.

(18)	Includes 500 shares held by Mr. Kuntz’ spouse in an individual retirement account, 951 shares allocated to Mr. Kuntz pursuant to the ESOP and 15,000 shares granted under the stock award plan that are not vested.

(19)	Includes 6,245 shares held by Ms. Niro through the Employee Savings Incentive Plan, 943 shares allocated to Ms. Niro pursuant to the ESOP and 40,000 shares granted under the stock award plan that are not vested.

(20)	Includes 5,485 shares held by Mr. Novielli through the Employee Savings Incentive Plan, 798 shares held by Mr. Novielli’s spouse as custodian for his minor children, 130 shares held by Mr. Novielli as custodian for his minor son, 780 shares allocated to Mr. Novielli pursuant to the ESOP and 5,000 shares granted under the stock award plan that are not vested.

(21)	Includes 22,500 shares held by Mr. Shell in an individual retirement account, 7,500 shares held by the estate of Mr. Shell’s deceased spouse, 10,785 shares held through the Employee Savings Incentive Plan, 2,000 shares held in the Supplemental Executive Retirement Plan, 1,339 allocated to Mr. Shell pursuant to the ESOP and 50,000 shares granted under the stock award plan that are not vested.

(22)	Includes 1,870 shares held by Mr. Wagner through the Employee Savings Incentive Plan, 748 shares allocated to Mr. Wagner pursuant to the ESOP and 20,000 shares granted under the stock award plan that are not vested.

(23)	Includes 30,907 shares held by Mr. Ward through the Employee Savings Incentive Plan, 2,400 shares held by Mr. Ward through the Supplemental Executive Retirement Plan, 3,800 shares held by Mr. Ward’s spouse, 1,583 shares allocated to Mr. Ward pursuant to the ESOP and 75,000 shares granted under the stock award plan that are not vested.

Item 13.	Certain Relationships and Related Transactions

Federal laws and regulations generally require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, regulations also permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Pursuant to such a program, loans have been extended to executive officers, which loans are on substantially the same terms as those prevailing at the time for comparable transactions with the general public, except as to the interest rate charged, which rate is the same as available to all employees. These loans do not involve more than the normal risk of repayment or present other unfavorable features. As of December 31, 2003, the Bank had loans and loan commitments totaling $584,291 to its executive officers. The Bank does not make loans to members of the board of directors or for their immediate family members.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to the Company. The provisions of the Sarbanes-Oxley Act of 2002 that prohibit loans do not apply to loans made by a depository institution, such as the Bank, that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to the Company’s and the Bank’s officers are made in conformity with the Federal Reserve Act and Regulation O.

The Bank retains the law firm of Reed Smith LLP, national law firm, to perform legal services from time to time. In 2003, Reed Smith LLP was paid $30,162 for services rendered to the Bank. Director Connor is a partner at Reed Smith LLP.

Item 14.	Principal Accountant Fees and Services

The Company’s independent auditors for the year ended December 31, 2003 were KPMG LLP (“KPMG”).

Audit Fees. The aggregate fees billed to the Company by KPMG for professional services rendered by KPMG for the audit of the Company’s annual financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by KPMG in connection with statutory and regulatory filings and engagements was $309,000 and $548,5001 during the fiscal years ended December 31, 2003 and 2002, respectively.

Audit Related Fees. The aggregate fees billed to the Company by KPMG for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, was $16,500 and $19,000 during the fiscal years ended December 31, 2003 and 2002, respectively. These services included audits of the Company’s employee benefit plans.

Tax Fees. The aggregate fees billed to the Company by KPMG for professional services rendered by KPMG for tax compliance, tax advice and tax planning was $87,000 and $95,000 during the fiscal years ended December 31, 2003 and 2002, respectively. These services included federal and state tax compliance services, including advisory services relating to a change in the New Jersey State Corporation Business Tax in 2002.

All Other Fees. No other fees were billed to the Company by KPMG during the fiscal years ended December 31, 2003 and 2002, other than the fees described above.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve tax planning and tax advisory services not prohibited by law to be performed by the independent auditor and associated fees up to a maximum fee not to exceed $25,000 per service, provided the Chair reports any such decision to pre-approve such tax-related services to the full Audit Committee at its next regular meeting. The full Audit Committee pre-approves all other services to be performed by the independent auditor and the related fees.

[1]	Includes assistance with and review of the Company’s registration and prospectus, including the audited consolidated financial statements presented therein, prepared and filed with the Securities and Exchange Commission in connection with the Bank’s mutual-to-stock conversion and the Company’s related stock offering.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Independent Auditors’ Report

•	Consolidated Statements of Condition, December 31, 2003 and 2002

•	Consolidated Statements of Income, Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Equity, Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

2.1	Agreement and Plan of Merger by and between Provident Financial Services, Inc. and First Sentinel Bancorp, Inc dated as of December 19, 2003 **

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Bylaws of Provident Financial Services, Inc.*

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers.*

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.*

10.3	Employee Savings Incentive Plan*

10.4	Employee Stock Ownership Plan*

10.5	Supplemental Executive Retirement Plan, as amended*

10.6	Supplemental Executive Savings Plan, as amended*

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended*

10.8	The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan*

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended*

10.10	Voluntary Bonus Deferral Plan, as amended*

21	Subsidiaries of the Registrant

23	Consent of KPMG, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).

**	Filed as exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003.

(b)	Reports on Form 8-K:

On November 13, 2003, the Company filed a Current Report on Form 8-K, dated as of November 13, 2003, with respect to the Company’s presentation at an investor conference.

On December 2, 2003, the Company filed a Current Report on Form 8-K, dated as of December 2, 2003, with respect to the Company’s presentation at an investor conference.

On December 31, 2003, the Company filed a Current Report on Form 8-K, dated as of December 19, 2003, regarding a news release made on December 22, 2003 announcing the signing of an Agreement and Plan of Merger dated December 19, 2003 by and between the Company and First Sentinel Bancorp, Inc. and filing the Agreement and Plan of Merger as an exhibit.

(c)	The exhibits listed under (a)(3) above are filed herewith.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 15, 2004	By:	/s/ Paul M. Pantozzi

Paul M. Pantozzi Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul M. Pantozzi	By:	/s/ Linda A. Niro

	Paul M. Pantozzi, Chairman, Chief Executive Officer and President (Principal Executive Officer)		Linda A. Niro, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 15, 2004	Date:	March 15, 2004

By:	/s/ J. Martin Comey	By:	/s/ Geoffrey M. Connor

	J. Martin Comey, Director		Geoffrey M. Connor, Director

Date:	March 15, 2004	Date:	March 15, 2004

By:	/s/ Frank L. Fekete	By:	/s/ Carlos Hernandez

	Frank L. Fekete, Director		Carlos Hernandez, Director

Date:	March 15, 2004	Date:	March 15, 2004

By:	/s/ William T. Jackson	By:	/s/ David Leff

	William T. Jackson, Director		David Leff, Director

Date:	March 15, 2004	Date:	March 15, 2004

By:	/s/ Arthur M. McConnell	By:	/s/ Edward O’Donnell

	Arthur M. McConnell, Director		Edward O’Donnell, Director

Date:	March 15, 2004	Date:	March 15, 2004

By:	/s/ John G. Collins	By:	/s/ Thomas E. Sheenan

	John G. Collins, Director		Thomas E. Sheenan, Director

Date:	March 15, 2004	Date:	March 15, 2004

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Provident Financial Services, Inc. and First Sentinel Bancorp, Inc. dated as of December 19, 2003 **

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Bylaws of Provident Financial Services, Inc.*

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers.*

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.*

10.3	Employee Savings Incentive Plan*

10.4	Employee Stock Ownership Plan*

10.5	Supplemental Executive Retirement Plan, as amended*

10.6	Supplemental Executive Savings Plan, as amended*

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended*

10.8	The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan*

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended*

10.10	Voluntary Bonus Deferral Plan, as amended*

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).

**	Filed as exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2003