Form 10-Q
period 2004-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2004-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

As of May 1, 2004 there were 61,538,300 shares issued and 60,149,600 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2004 (Unaudited) and December 31, 2003

(Dollars in Thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$87,780	$106,228
Federal funds sold	118,000	—
Short-term investments	65,739	69,624

Total cash and cash equivalents	271,519	175,852

Investment securities (market value of $517,288 (unaudited) and $524,429 at	507,792	517,789
March 31, 2004 and December 31, 2003, respectively)
Securities available for sale, at fair value	1,003,289	1,151,829
Federal Home Loan Bank Stock	32,214	34,585
Loans	2,276,029	2,237,367
Less allowance for loan losses	20,620	20,631

Net loans	2,255,409	2,216,736

Other Real Estate Owned, net	32	41
Banking premises and equipment, net	46,701	46,741
Accrued interest receivable	16,039	16,842
Intangible assets	24,142	23,938
Bank owned life insurance	72,493	71,506
Other assets	28,643	29,019

Total assets	$4,258,273	$4,284,878

LIABILITIES AND EQUITY
Deposits:
Demand deposits	$769,208	$774,988
Savings deposits	982,775	987,877
Certificates of deposit of $100,000 or more	161,547	148,306
Other time deposits	778,394	784,805

Total deposits	2,691,924	2,695,976
Mortgage escrow deposits	10,628	11,061
Borrowed funds	701,285	736,328
Other liabilities	31,234	24,394

Total liabilities	3,435,071	3,467,759

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,538,300 shares issued and 60,149,600 shares outstanding at March 31, 2004 and 61,538,300 shares issued and 60,600,100 outstanding at December 31, 2003, respectively.	615	615
Additional paid-in capital	607,441	606,541
Retained earnings	331,419	324,250
Accumulated other comprehensive income	11,129	6,416
Less: Treasury Stock, at cost, 263,968 shares at March 31, 2004	(5,168)	—
Less: Unallocated common stock held by Employee Stock Ownership Plan	(78,036)	(78,816)
Less: Common Stock acquired by the Stock Award Plan	(44,198)	(41,887)

Total Stockholders’ Equity	823,202	817,119

Total Liabilities and Stockholders’ Equity	$4,258,273	$4,284,878

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three Months ended March 31, 2004 (Unaudited) and 2003 (Unaudited)

(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2004	2003
Interest income:
Real estate secured loans	$23,177	$21,377
Commercial loans	3,887	5,554
Consumer loans	4,635	4,812
Investment securities	5,142	3,668
Securities available for sale	9,836	11,385
Other short-term investments	170	68
Federal funds	140	314

Total interest income	46,987	47,178

Interest expense:
Deposits	7,866	12,151
Borrowed funds	4,719	2,768

Total interest expense	12,585	14,919

Net interest income	34,402	32,259
Provision for loan losses	600	600

Net interest income after provision for loan losses	33,802	31,659

Non-interest income:
Fees	4,625	4,053
Net gain (loss) on securities transactions	427	(4)
Commissions	110	71
Bank owned life insurance	987	802
Other income	1,507	555

Total non-interest income	7,656	5,477

Non-interest expense:
Salaries and employee benefits	14,408	12,025
Net occupancy expense	3,798	3,410
Federal deposit insurance	103	108
Data processing expense	1,840	1,618
Advertising and promotion expense	1,403	657
Amortization of intangibles	522	1,195
Other operating expenses	4,592	4,516
Contribution to The Provident Bank Foundation	—	24,000

Total non-interest expense	26,666	47,529

Income (loss) before income tax expense (benefit)	14,792	(10,393)
Income tax expense (benefit)	4,498	(3,950)

Net income (loss)	$10,294	$(6,443)

Basic earnings (loss) per share	$0.19	$(0.12)
Average basic shares outstanding (from date of conversion)	54,849,271	60,130,912
Diluted earnings (loss) per share	$0.19	$(0.12)
Average diluted shares outstanding (from date of conversion)	54,895,895	60,130,912

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months ended March 31, 2004 (unaudited) and 2003 (Unaudited)

(Dollars in Thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$10,294	$(6,443)
Adjustments to reconcile net income to net cash provided by operating activities:
Cash contributed to The Provident Bank Foundation	—	4,800
Depreciation and amortization of intangibles	2,183	2,628
Provision for loan losses	600	600
Deferred tax benefit	(1,048)	(8,455)
Increase in cash surrender value of Bank Owned Life Insurance	(987)	(802)
Net amortization (accretion) of premiums and discount on securities	2,830	(71)
Accretion of net deferred loan fees	(263)	(281)
Amortization of premiums on purchased loans, net	903	182
Proceeds from sales of other real estate owned, net	40	—
Allocation of ESOP shares	748	—
Allocation of Stock Award Plan Shares	1,279	—
Net gain on sale of loans	(1,287)	(288)
Proceeds from sale of loans	73,041	1,618
Net (gain) loss on securities available for sale	(427)	4
Decrease (increase) in accrued interest receivable	803	(1,104)
(Increase) decrease in other assets	(266)	6,043
(Decrease) increase in mortgage escrow deposits	(433)	388
Increase in other liabilities	6,840	9,108

Net cash provided by operating activities	94,850	7,927

Cash flows from investing activities:
Proceeds from maturities, calls and paydown of investment securities	17,046	10,246
Purchases of investment securities	(7,525)	(229,915)
Proceeds from sales of securities available for sale	83,356	24,987
Proceeds from maturities and paydowns of securities available for sale	138,962	521,420
Purchases of securities available for sale	(66,705)	(593,203)
Purchase of Bank Owned Life Insurance	—	(20,000)
Net (increase) decrease in loans	(111,740)	57,877
Purchases of premises and equipment, net	(1,624)	(1,368)

Net cash provided by and (used in) investing activities	51,770	(229,956)

Cash flows from financing activities:
Net decrease in deposits	$(4,052)	$(610,731)
Proceeds from sale of stock, net	—	586,414
Purchase of ESOP shares, net	—	(20,498)
Purchase of Stock Award shares, net	(3,565)	—
Purchase of Treasury Stock	(5,168)	—
Cash dividends paid to stockholders	(3,125)	—
Proceeds from FHLB Advances	64,000	207,350
Payments on FHLB Advances	(111,389)	(9,315)
Net increase (decrease) in Retail Repurchase Agreements	12,346	(6,907)

Net cash (used in) provided by financing activities	(50,953)	146,313

Net increase (decrease) in cash and cash equivalents	95,667	(75,716)
Cash and cash equivalents at beginning of period	175,852	264,855

Cash and cash equivalents at end of period	$271,519	$189,139

Cash paid during the period for:
Interest on deposits and borrowings	$12,436	$14,933

Income taxes	$—	$773

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$53	$—

Common stock contributed to The Provident Bank Foundation	$—	$19,200

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

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2003 Annual Report to Stockholders on Form 10-K.

Note 2. Plan of Conversion

On January 15, 2003, Provident Financial Services, Inc. became the holding company for the Bank in connection with the completion of the conversion of the Bank to a stock-chartered savings bank. The Company issued 59,618,300 shares of its common stock in a subscription offering to the Bank’s eligible depositors and the Bank’s Employee Stock Ownership Plan (“ESOP”). The ESOP acquired 576,634 shares of the Company’s common stock in the conversion and purchased an additional 4,192,830 shares of the Company’s common stock at an average price of $18.02 per share between January 16, 2003 and December 31, 2003.

The Company acquired 100% of the stock of the Bank in exchange for 50% of the net conversion proceeds ($586.4 million) and retained the remaining net proceeds ($293.2 million) at the holding company level. Concurrent with the completion of the conversion, $4.8 million in cash and 1.92 million shares of common stock were contributed by the Company to The Provident Bank Foundation. This stock and cash contribution was recorded as a one time $24.0 million expense in the first quarter of 2003 operating results and an increase to capital stock and paid in capital was recorded for $19.2 million. The Company recorded a tax benefit of $8.4 million related to the contribution expense and a corresponding increase to its deferred tax assets, in the first quarter of 2003.

The contribution of cash and common stock to The Provident Bank Foundation is tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. The Company is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made.

Note 3. Comprehensive Income

For the three month period ended March 31, 2004 and 2003, total comprehensive income (loss), representing net income plus or minus other items recorded directly in equity, such as the change in unrealized gains (losses) on securities available for sale amounted to $15,007,000 and ($6,844,000) respectively.

Note 4. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

The basic and diluted loss per share for the three months ended March 31, 2003, is calculated by dividing the results of operations of ($7,423,000) by the weighted average shares outstanding from January 15, 2003, the date the Bank completed its plan of conversion, through March 31, 2003.

	For Three Months Ended March 31,
	2004			2003
	Income	Shares	Per Share Amount	(Loss)	Shares	Per Share Amount
Net income (loss)	$10,294			$(7,423)

Basic earnings (loss) per share:
Income available to common stockholders	$10,294	54,849	$0.19	$(7,423)	60,131	$(0.12)
Effect of dilutive common stock equivalents		47

Dilutive earnings (loss) per share:
Income available to common stockholders	$10,294	54,896	$0.19	$(7,423)	60,131	$(0.12)

Note 5. Loans and Allowance for Loan Losses

Loans receivable at March 31, 2004, (unaudited) and December 31, 2003, are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Mortgage loans:
Residential	$998,553	$1,044,788
Commercial	435,349	449,092
Multifamily	88,440	90,552
Commercial construction	128,527	99,072

Total mortgage loans	1,650,869	1,683,504

Commercial loans	298,461	250,754
Consumer loans	321,254	300,825

Total other loans	619,715	551,579

Premium on purchased loans	8,754	5,411
Less: Discount on purchased loans	1,468	1,547
Less: net deferred fees	1,841	1,580

	$2,276,029	$2,237,367

The activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
	(Unaudited)
Balance at beginning of period	$20,631	$20,986
Provision charged to operations	600	600
Recoveries of loans previously charged off	660	161
Loans charged off	(1,271)	(731)

Balance at end of period	$20,620	$21,016

Note 6. Deposits

Deposits at March 31, 2004, (unaudited) and December 31, 2003, are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Savings deposits	$982,775	$987,877

Money market accounts	114,177	116,176
NOW accounts	317,135	329,997
Non-interest bearing deposits	337,896	328,815
Certificates of deposit	939,941	933,111

	$2,691,924	$2,695,976

Note 7. Components of Net Periodic Benefit Cost

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

Net periodic benefit costs for the three months ended March 31, 2003 and March 31, 2004 include the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$0	400	$141	122
Interest Cost	394	482	345	307

Expected return on plan assets	(418)	(339)	0	0

Amortization of Unrecognized Transitional Obligation	0	0	96	96
Amortization of prior service cost	0	19	0	0
Amortization of the net (gain) loss	24	106	8	0
Net periodic benefit cost	$0	668	$590	525
Curtailment (gain)	0	0	0	(85)
Net benefit cost after curtailment	$0	668	$590	440

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it does not expect to contribute to its defined benefit pension plan in 2004. As of March 31, 2004, $0 contributions have been made.

The estimated Net Periodic Benefit Cost for Pension Benefits for 2004 was calculated using the January 1, 2003 census data and the results of the April 1, 2003 valuation used in the December 31, 2003 FAS 87 Disclosure Report.

The estimated Net Periodic Benefit Cost for other Postretirement Benefits for 2004 was calculated using the January 1, 2003 census data and the results of a December 31, 2003 valuation.

Note 8. Other Matters

On January 22, 2004, the Company’s Board of Directors authorized the repurchase of up to 3,039,630 shares, or approximately 5%, of the Company’s then outstanding shares of common stock. Under the general repurchase program, the Company purchased 263,968 shares of its common stock at an average price of $19.58 per share during the quarter ended March 31, 2004. The Company also purchased 186,532 shares of its common stock at an average price of $19.11 per share for the stock award plan during the quarter ended March 31, 2004.

Note 9. Pending Acquisition

On December 22, 2003, the Company entered into an agreement and plan of merger with First Sentinel Bancorp, Inc. under which First Sentinel Bancorp, Inc. will merge into Provident Financial Services, Inc. and First Savings Bank, the wholly owned subsidiary of First Sentinel, will merge into The Provident Bank. Consideration will be paid to First Sentinel stockholders in a combination of stock and cash. The transaction is subject to regulatory and stockholder approvals.

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Total assets at March 31, 2004 decreased $26.6 million or 0.62% to $4.258 billion compared to $4.285 billion at December 31, 2003. Increases in net loans, cash and cash equivalents, were offset by decreases in investment securities and securities available for sale.

Total loans at March 31, 2004 increased $38.7 million or 1.73% to $2.28 billion compared to $2.24 billion at December 31, 2003. Residential mortgage loans decreased $46.2 million or 4.43% to $998.6 million for the three months ended March 31, 2004 compared to $1.04 billion at December 31, 2003. Residential mortgage loan originations totaled $18.4 million and one-to-four family loans purchased totaled $49.3 million at March 31, 2004. Residential mortgage loan payoffs totaled $25.3 million, excluding scheduled amortization. Residential mortgage loans sold totaled $73.0 million and $1.6 million for the three month period ended March 31, 2004 and 2003 respectively. Commercial real estate loans, including multi-family and construction loans, increased $13.6 million or 2.12% to $652.3 million at March 31, 2004 compared to $638.7 million at December 31, 2003. Commercial loans increased $47.7 million or 19.03% to $298.5 million at March 31, 2004 compared to $250.8 million at December 31, 2003. Consumer loans increased $20.5 million or 6.85% to $319.8 million at March 31, 2004 compared to $299.3 million at December 31, 2003. In the third quarter of 2003, the Company began purchasing auto loans for its consumer loan portfolio. For the quarter ended March 31, 2004, auto loans totaled $33.0 million or 10.32% of the total consumer loan portfolio. Retail loans, which consist of one–to-four family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.32 billion and accounted for 58.23% of the loan portfolio at March 31, 2004 compared to $1.34 billion or 60.24% of the portfolio at December 31, 2003. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $950.8 million, or 41.77% of the loan portfolio at March 31, 2004 compared to $889.5 million or 39.76% at December 31, 2003. In the fourth quarter of 2003, the Company sold substantially all of its mortgage warehousing loans, resulting in a temporary increase in retail loans as a percentage of the portfolio. During the first quarter of 2004, the mix of commercial loans as a percentage of total loans improved due to the increase in commercial and construction loans and the decrease in residential mortgage loans.

Total non-performing loans were $4.4 million at March 31, 2004 compared to $6.1 million at December 31, 2003 and $6.5 million at March 31, 2003. Non-performing assets were $4.4 million and $6.2 million at March 31, 2004 and December 31, 2003, respectively, compared to $6.5 million at March 31, 2003. Total non-performing loans as a percentage of total loans were 0.19% at March 31, 2004 compared to 0.27% at December 31, 2003 and 0.33% at March 31, 2003. The allowance for loan losses as a percentage of non-performing loans was 470.56% at March 31, 2004 compared to 336.67% at December 31, 2003 and 323.37% at March 31, 2003. The allowance for loan losses as a percentage of total loans was 0.91% at March 31, 2004 compared to 0.92% at December 31, 2003 and 1.05% at March 31, 2003.

The calculation of the allowance for loan losses is a critical accounting policy of the Company. Provisions for loan losses will continue to be based upon the assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. As part of the evaluation of the adequacy of the allowance for loan losses, each month a worksheet is prepared that categorizes the entire loan portfolio by certain risk characteristics including loan type and payment status. Loans with known potential losses are categorized separately. Potential loss factors are assigned to the risk rating categories based on our assessment of the potential risk inherent in each loan category. This worksheet is issued, together with loan portfolio balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors considered in this process are current real estate market conditions, changes in the trend of non-performing loans, the current state of the local, regional and national economy and loan portfolio growth.

The allowance for loan losses is maintained through provisions for loan losses that are charged to income. Losses on loans are charged against the allowance for loan losses when management believes the collection of the loan principal is unlikely. The provision for loan losses is established after considering the results of the review of delinquency and charge-off trends, the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, accounting principles generally accepted in the United States of America and regulatory guidance. This process has been applied consistently, and the Company has made minimal changes in the estimation methods and assumptions that have been used.

Investment securities held to maturity decreased $10.0 million or 1.93% to $507.8 million at March 31, 2004, compared to $517.8 million at December 31, 2003. Securities available for sale decreased $148.5 million or 12.90% to $1.0 billion at March 31, 2004 compared to $1.15 billion at December 31, 2003. During the first quarter of 2004, $81.5 million in mortgage-backed securities were sold as part of the Company’s ongoing strategy to reduce interest rate risk.

Cash and cash equivalents increased $95.7 million or 54.4% to $271.5 million at March 31, 2004 from $175.9 million at December 31, 2003. Short-term investments including federal funds sold increased $114.1 million or 163.9% to $183.7 million at March 31, 2004 from $69.6 million at December 31, 2003. Cash and due from banks decreased $18.4 million or 17.37% to $87.9 million at March 31, 2004 from $106.2 million at December 31, 2003.

Federal Home Loan Bank stock decreased $2.4 million or 6.86% to $32.2 million at March 31, 2004 from $34.6 million at December 31, 2003. This was due to a reduction in outstanding FHLB borrowings.

Bank-owned life insurance increased $987,000 or 1.38% to $72.5 million at March 31, 2004, compared to $71.5 million at December 31, 2003. This increase was due primarily to the increase in the cash surrender value of bank-owned life insurance in the first quarter of 2004. Other assets decreased $376,000 or 1.30% to $28.6 million at March 31, 2004 compared to $29.0 million at December 31, 2003.

Total deposits decreased $4.1 million or 0.15% to $2.692 billion at March 31, 2004 from $2.696 billion at December 31, 2003. The largest decrease was in demand deposit accounts, which decreased $5.8 million to $769.2 million at March 31, 2004 from $775.0 million at December 31, 2003. Savings deposits decreased $5.1 million or 0.52% to $982.8 million at March 31, 2004 compared to $987.9 million at December 31, 2003. Core deposits, which consist of all demand and savings deposits, represented 65.1% of total deposits at March 31, 2004 compared to 65.39% at December 31, 2003. Time deposits increased $6.8 million or 0.73% to $939.9 million at March 31, 2004 from $933.1 million at December 31, 2003.

Total borrowed funds decreased $35.0 million or 4.76% to $701.3 million at March 31, 2004 from $736.3 million at December 31, 2003. Federal Home Loan Bank borrowings decreased $47.4 million or 6.85% to $644.3 million at March 31, 2004 compared to $691.7 million at December 31, 2003. Retail repurchase agreements totaled $57.0 million at March 31, 2004, an increase of $12.3 million or 27.64% compared to $44.7 million at December 31, 2003.

Total stockholders’ equity increased $6.1 million or 0.74% to $823.2 million at March 31, 2004 compared to $817.1 million at December 31, 2003. This increase was primarily due to an increase of $7.2 million in retained earnings, an increase in additional paid in capital in the amount of $900,000, an increase of $4.7 million in other comprehensive income and the allocation of ESOP shares of $780,000. This was partially offset by a reduction in equity of $5.2 million due to the purchase of treasury stock and $2.3 million due to the purchase of stock for the Stock Award Plan.

Liquidity and Capital Resources. The Company’s sources of funds are primarily from deposits, scheduled amortization of loans, loan repayments, scheduled maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortizations are fairly predictable sources of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $50.0 million overnight line of credit and a $50.0 million one month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of March 31, 2004, the Company did not have any outstanding borrowings against the lines of credit as compared to $65.0 million in outstanding borrowings against the lines of credit at December 31, 2003.

Cash needs for the three months ended March 31, 2004 were provided for primarily from principal payments on loans and mortgage-backed securities and sales of residential mortgage loans and mortgage-backed securities. The cash was used primarily to fund loan originations, repay short-term FHLB borrowings, and for the purchase of Treasury stock.

As of March 31, 2004, the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2004
	Capital
	Required		Actual
	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)
	(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$168,298	4.0%	$787,756	18.75%
Tier 1 risk-based capital	105,370	4.0	787,756	29.90
Total risk-based capital	210,740	8.0	811,226	30.80

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

General. For the quarter ended March 31, 2004, the Company reported net income of $10.3 million compared to a net loss of ($6.4) million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004 the Company reported basic and diluted earnings per share of $0.19 compared to a basic and diluted loss per share of ($0.12) for the quarter ended March 31, 2003.

Net Interest Income. Total net interest income increased $2.1 million or 6.64% to $34.4 million for the quarter ended March 31, 2004 compared to $32.3 million for the quarter ended March 31, 2003. Interest income for the first quarter of 2004 decreased $191,000 or 0.40% to $47.0 million compared to $47.2 million for the comparable quarter in 2003. Interest expense decreased $2.3 million or 15.64% to $12.6 million for the quarter ended March 31, 2004 compared to $14.9 million for the quarter ended March 31, 2003. Net interest margin decreased 3 basis points to 3.50% for the quarter ended March 31, 2004 compared to 3.53% for the quarter ended March 31, 2003, and compared to the trailing quarter net interest margin improved 9 basis points. The average yield on interest earning assets decreased 37 basis points to 4.79% for the quarter ended March 31, 2004 compared to 5.16% for the comparable quarter in 2003, primarily due to the reinvestment of cash flows from loan and mortgage backed securities prepayments in lower yielding loans and investments. Compared to the trailing quarter, the yield on interest earning assets improved 12 basis points to 4.79% from 4.67%. The average cost of interest bearing liabilities decreased 50 basis points to 1.67% for the quarter ended March 31, 2004 compared to 2.17% for the quarter ended March 31, 2003, and compared to the trailing quarter the average cost of interest bearing liabilities increased 3 basis points.

The average balance of net loans increased $241.7 million or 12.31% to $2.20 billion for the quarter ended March 31, 2004 compared to $1.96 billion for the comparable quarter in 2003. Income on all loans secured by real estate increased $1.8 million or 8.42% to $23.2 million for the three months ended March 31, 2004 compared to $21.4 million for the three months ended March 31, 2003. Interest income on commercial loans decreased $1.7 million or 30.0% to $3.9 million for the quarter ended March 31, 2004 compared to $5.6 million for the quarter ended March 31, 2003, which amount included $2.3 million in mortgage warehouse interest income. The Company sold substantially all of its mortgage warehouse loans in the fourth quarter of 2003. Consumer loan interest income decreased $177,000 or 36.8% to $4.6 million for the quarter ended March 31, 2004 compared to $4.8 million for the quarter ended March 31, 2003.

Interest income on investment securities held to maturity increased $1.5 million or 40.19% to $5.1 million for the quarter ended March 31, 2004 compared to $3.7 million for the quarter ended March 31, 2003. Interest income on securities available for sale decreased $1.5 million or 13.61% to $9.8 million for the quarter ended March 31, 2004 compared to $11.4 million at March 31, 2003. The increase in income on securities held to maturity was primarily attributable to an increase of $121.5 million in municipal securities to $217.7 million at March 31, 2004 compared to $96.2 million at March 31, 2003. The decrease in interest income on securities available for sale was primarily attributable to a decrease of $189.8 million in U.S. government and agency obligations to $126.7 million at March 31, 2004 compared to $316.5 million at March 31, 2003 and a decrease of $117.6 million in mortgage backed securities to $708.5 million in balances outstanding as of March 31, 2004 compared to $826.1 million in outstanding balances at March 31, 2003. During the quarter ended March 31, 2003, proceeds from the conversion were temporarily invested in short-term government securities. During the quarter ended March 31, 2004, the Company received its fourth quarter 2003 dividend payment from the Federal Home Loan Bank of New York, in the amount of $113,400.

The average balance of core deposit accounts increased $159.0 million or 10.04% to $1.74 billion for the quarter ended March 31, 2004 compared to $1.58 billion at March 31, 2003. Core deposit accounts consist of all demand deposit and savings accounts. Average time deposit account balances decreased $95.5 million or 9.21% to $941.5 million for the quarter ended March 31, 2004 compared to $1.04 billion for the comparable quarter in 2003. Average borrowings increased $272.4 million or 65.48% to 688.5 million for the quarter ended March 31, 2004 compared to $416.0 million for the quarter ended March 31, 2003. Interest paid on deposit accounts decreased $4.3 million or 35.26% to $7.9 million for the quarter ended March 31, 2004 compared to $12.2 million for the quarter ended March 31, 2003. Maturing certificates of deposit continue to renew at lower current interest rates. The decrease in interest paid on deposit accounts can be attributed to the decrease in core deposit account rates and the continued decrease in rates on time deposits. Interest paid on borrowed funds increased $2.0 million or 70.48% to $4.7 million for the quarter ended March 31, 2004 from $2.8 million for the quarter ended March 31, 2003. This increase in interest expense is attributable to the increase in borrowings used to fund commercial real estate loans and leverage transactions.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to income, in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experiences, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

The provision for loan losses for the three months ended March 31, 2004 and March 31, 2003 was $600,000. The Company had net charge-offs for the three months ended March 31, 2004 of $611,000 compared to net charge offs of $569,000 for the three months ended March 31, 2003. The allowance for loan losses was $20.6 million or 0.91% of total loans at March 31, 2004 compared to $21.0 million or 1.05% of total loans at March 31, 2003 and $20.6 million or 0.92% of total loans at December 31, 2003. At March 31, 2004, the allowance for loan losses as a percentage of non-performing loans increased to 470.56% from 323.32% at March 31, 2003 and 336.67% at December 31, 2003.

Non-Interest Income. Non-interest income increased $2.2 million or 39.78% to $7.7 million for the quarter ended March 31, 2004 compared to $5.5 million for the comparable period in 2003. This increase is attributable to an increase of $572,000 in fee income, a $431,000 increase in gains on securities sales, and a $952,000 increase in other income. Fees on retail accounts increased $572,000 or 14.11% to $4.63 million for the three months ended March 31, 2004 compared to $4.05 million for the three months ended March 31, 2003. This increase is primarily attributable to fee income associated with the introduction of overdraft privilege on retail checking accounts, which was fully implemented during the fourth quarter of 2003. Income associated with the cash surrender value of bank-owned life insurance increased $185,000 or 23.07% to $987,000 for the quarter ended March 31, 2004, compared to $802,000 for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, the Company recorded net gains of $427,000 on securities sales compared to a net loss of ($4,000) at March 31, 2003. Other income increased $952,000 or 171.53% to $1.5 million at March 31, 2004, compared to $555,000 at March 31, 2003. During the quarter ended March 31, 2004, the Company sold $72.0 million of 30-and-20 year fixed rate residential mortgage loans as part of an ongoing strategy to reduce interest rate risk. During the quarter ended March 31, 2004, the Company recorded gains of $1.3 million on the sale of residential mortgage loans compared to gains of $288,000 for the quarter ended March 31, 2003. Proceeds from the sale of loans and mortgage-backed securities were used in the quarter ended March 31, 2004 to reduce short-term borrowings and reposition the balance sheet.

Non-Interest Expense. Non-interest expense decreased $20.9 million or 43.90% to $26.7 million for the quarter ended March 31, 2004 compared to $47.5 million for the quarter ended March 31, 2003. The decrease in non-interest expense for the quarter ended March 31, 2004 is primarily due to the one-time expense associated with the $24 million contribution to The Provident Bank Foundation that was recorded in the first quarter of 2003. Salary and benefit expense increased $2.4 million or 19.8% to $14.4 million for the three months ended March 31, 2004 compared to $12.0 million for the three months ended March 31, 2003. This increase is primarily attributable to expenses related to stock-based benefit plans and $813,000 in severance expenses. Expenses associated with the employee stock ownership plan amounted to $747,000 at March 31, 2004 compared to $516,000 at March 31, 2003. Stock award plan expense in the amount of $1.3 million and stock option plan expense in the amount of $910,000 were recorded in the first quarter of 2004, while there were no expenses associated with these plans in the comparable period in 2003. The Company has adopted the fair value based method, SFAS No. 123 “Accounting for Stock Based Compensation” to recognize compensation expense on all outstanding stock option awards from the time of grant. Other operating expenses increased $71,000 or 1.53% to $4.7 million for the three months ended March 31, 2004 compared to $4.6 million for the three months ended March 31, 2003. Advertising and promotion expense increased $746,000 to $1.4 million for the three months ended March 31, 2004 compared to $657,000 for the three months ended March 31, 2003. The increase in advertising expense is primarily attributable to small business lending and deposit product promotions as part of our strategy to rebalance the composition of the loan portfolio.

Income Tax Expense. Income tax expense was $4.5 million for the three months ended March 31, 2004, resulting in an effective tax rate of 30.4%, compared to an income tax benefit of ($4.0) million for the three months ended March 31, 2003. The tax benefit was due to the pretax loss that was recorded as a result of the contribution to the charitable foundation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The Company’s most significant risk exposure is interest rate risk. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, twenty and thirty year fixed-rate mortgage loans may be sold at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the prime rate, the federal funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. A consistent focus on core deposit accounts has led to a shift in the funding base to less interest rate sensitive liabilities. The Company’s ability to retain maturing certificate of deposit accounts is the result of its strategy to remain competitively priced within its marketplace, typically within the upper quartile of rates offered by our competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following sets forth the results of a twelve month net interest income projection model as of March 31, 2004:

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	$152,855	$5,543	3.76%
Static	147,311	—	—
+100	136,436	(10,875)	(7.38)%
+200	125,053	(22,258)	(15.11)%
+300	113,285	(34,027)	(23.10)%

The above table indicates that as of March 31, 2004, in the event of an immediate and sustained 200 basis point increase in interest rates, based on a twelve month forward projection, net interest income would decrease 15.11% or $22.3 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 3.76% or $5.5 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2004:

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-100	$1,054,569	$62,808	6.33%	23.30%	4.29%
Flat	991,761	—	—	22.34%	—
+100	916,284	(75,477)	(7.61)%	21.11%	(5.51)%
+200	842,192	(149,569)	(15.08)%	19.84%	(11.18)%
+300	773,486	(218,275)	(22.01)%	18.62%	(16.65)%

The above table indicates that as of March 31, 2004, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 15.08% or $149.6 million. If rates were to decrease 100 basis points, the model forecasts a 6.33% or $62.8 million increase in the present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company reported that after the completion of the Bank’s conversion from a mutual to stock savings bank, certain depositors of the Bank appealed the Order and Decision of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) approving the conversion. The appeal In the Matter of the Decision of the Commissioner of Banking and Insurance dated November 8, 2002, Permitting the Conversion of The Provident Bank from a Mutual to Stock Savings Bank (Superior Court of New Jersey, Appellate Division/Docket Nos. A-2107-02T2 and A-2615-02T3) challenged the aggregate purchase limits on subscription rights contained in the Bank’s plan of conversion as approved by the Commissioner claiming that the limits violated the New Jersey Law Against Discrimination and state and federal law. On March 15, 2004, the Appellate Division of the Superior Court of New Jersey dismissed the appeal as moot without reaching the merits of the depositors’ claims. Although the depositors’ appeal was dismissed, there can be no assurance that the depositors will not pursue other remedies, including filing a suit seeking monetary damages.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2004 through January 31, 2004	0	0	0	3,039,630

February 1, 2004 through February 29, 2004	271,500	$19.25	84,968	2,954,662

March 1, 2004 through March 31, 2004	179,000	$19.59	179,000	2,775,662

Total	450,500	$19.38	263,968

(1)	On January 22, 2004, the Company’s Board of Directors approved the purchase of up to 3,039,630 shares of its common stock under a general repurchase program. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of the Company’s stockholders during the first quarter 2004.

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

(b) Reports on Form 8-K

On February 3, 2004 Provident Financial Services, Inc. filed a current report on Form 8-K that included a press release announcing operating results of Provident Financial Services, Inc. for the quarter ended December 31, 2003, the declaration of a quarterly cash dividend, and the approval by the Board of Directors of a share repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2004	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman, Chief Executive Officer and President

Date:	May 10, 2004	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer