Form 10-Q
period 2004-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2004-08-06
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

As of August 2, 2004 there were 80,078,962 shares issued and 78,605,262 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2004 (Unaudited) and December 31, 2003

(Dollars in Thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$90,655	$106,228
Federal funds sold	66,000	—
Short-term investments	51,392	69,624

Total cash and cash equivalents	208,047	175,852

Investment securities (market value of $467,694 (unaudited) and $524,429 at June 30, 2004 and December 31, 2003, respectively)	471,471	517,789
Securities available for sale, at fair value	1,025,938	1,151,829
Federal Home Loan Bank Stock	31,955	34,585
Loans	2,381,702	2,237,367
Less allowance for loan losses	20,920	20,631

Net loans	2,360,782	2,216,736

Other real estate owned, net	32	41
Banking premises and equipment, net	47,297	46,741
Accrued interest receivable	16,187	16,842
Intangible assets	23,575	23,938
Bank owned life insurance	73,444	71,506
Other assets	37,666	29,019

Total assets	$4,296,394	$4,284,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$815,564	$774,988
Savings deposits	997,373	987,877
Certificates of deposit of $100,000 or more	161,181	148,306
Other time deposits	769,801	784,805

Total deposits	2,743,919	2,695,976

Mortgage escrow deposits	12,591	11,061
Borrowed funds	694,256	736,328
Other liabilities	29,375	24,394

Total liabilities	3,480,141	3,467,759

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,538,300 shares issued and 60,064,600 shares outstanding at June 30, 2004 and 61,538,300 shares issued and 60,600,100 outstanding at December 31, 2003, respectively.	615	615
Additional paid-in capital	608,281	606,541
Retained earnings	336,418	324,250
Accumulated other comprehensive (loss) income	(2,154)	6,416
Less: Treasury Stock, at cost (348,968 shares at June 30, 2004)	(6,706)	—
Less: Unallocated common stock held by Employee Stock Ownership Plan	(77,257)	(78,816)
Less: Common Stock acquired by the Stock Award Plan	(42,944)	(41,887)

Total Stockholders’ Equity	816,253	817,119

Total Liabilities and Stockholders’ Equity	$4,296,394	$4,284,878

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three Months and Six Months ended June 30, 2004 and 2003 (Unaudited)

(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income:
Real estate secured loans	$23,539	$20,815	$47,305	$42,192
Commercial loans	3,728	5,504	7,026	11,058
Consumer loans	4,761	4,577	9,396	9,389
Investment securities	4,581	4,862	9,723	8,530
Securities available for sale	8,344	10,731	18,180	22,116
Other short-term investments	130	176	300	244
Federal funds	234	379	374	693

Total interest income	45,317	47,044	92,304	94,222

Interest expense:
Deposits	7,936	10,019	15,802	22,170

Borrowed funds	4,885	4,044	9,604	6,812

Total interest expense	12,821	14,063	25,406	28,982

Net interest income	32,496	32,981	66,898	65,240

Provision for loan losses	1,050	300	1,650	900

Net interest income after provision for loan losses	31,446	32,681	65,248	64,340

Non-interest income:
Fees	4,812	3,657	9,437	7,710
Net gain (loss) on securities transactions	308	—	735	(4)
Commissions	136	87	246	158
Bank owned life insurance	951	992	1,938	1,794
Other income	509	394	2,016	949

Total non-interest income	6,716	5,130	14,372	10,607

Non-interest expense:
Salaries and employee benefits	14,074	12,621	28,482	24,646
Net occupancy expense	3,720	3,425	7,518	6,835
Federal deposit insurance	103	126	206	234
Data processing expense	1,824	1,655	3,664	3,273
Advertising and promotion expense	1,641	835	3,044	1,492
Amortization of intangibles	573	939	1,095	2,134
Other operating expenses	4,142	5,096	8,734	9,612
Contribution to The Provident Bank Foundation	—	—	—	24,000

Total non-interest expense	26,077	24,697	52,743	72,226

Income before income tax expense	12,085	13,114	26,877	2,721

Income tax expense	3,504	4,276	8,002	326

Net income	$8,581	$8,838	$18,875	$2,395

Basic earnings per share	$0.16	$0.15	$0.34	$0.02

Average basic shares outstanding	54,924,643	59,655,159	54,791,399	59,655,159

Diluted earnings per share	$0.16		$0.34

Average diluted shares outstanding	54,924,725		54,791,440

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2004 and 2003 (Unaudited)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED
							OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2002	$—	$—	$—	$—	$—	$314,111	$11,898	$326,009
Comprehensive Income:
Net Income						2,395		2,395
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($2,231))							(3,158)	(3,158)

Total Comprehensive Income								(763)

Sale of Common Stock @ $0.01 par	615	606,032						606,696
Cash Dividends Paid						(2,462)		(2,462)
Purchase of ESOP shares			(57,389)					(57,389)
Allocation of ESOP shares		49	1,226					1,275

Balance at June 30, 2003	$615	$606,081	$(56,163)	$—	$—	$314,044	$8,740	$873,317

Balance at December 31, 2003	$615	$606,541	$(78,816)	$(41,887)	$—	$324,250	$6,416	$817,119
Comprehensive Income:
Net Income						18,875		18,875
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($5,881))							(9,048)	(9,048)
Reclassification adjustment for gains included in net income (net of tax of $257)							478	478

Total Comprehensive Income								10,305

Cash Dividends Paid						(6,707)		(6,707)
Purchases of Treasury Stock					(6,706)			(6,706)
Allocation of ESOP shares		(103)	1,559					1,456
Purchase of Stock Awards Plan shares				(3,565)				(3,565)
Allocation of Stock Awards Plan shares		51		2,508				2,559
Allocation of stock options		1,792						1,792

Balance at June 30, 2004	$615	$608,281	$(77,257)	$(42,944)	$(6,706)	$336,418	$(2,154)	$816,253

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months ended June 30, 2004 and 2003 (Unaudited)

(Dollars in Thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$18,875	$2,395
Adjustments to reconcile net income to net cash provided by operating activities:
Cash contributed to The Provident Bank Foundation	—	4,800
Depreciation and amortization of intangibles	4,359	5,063
Provision for loan losses	1,650	900
Deferred tax benefit	(1,135)	(10,023)
Increase in cash surrender value of Bank Owned Life Insurance	(1,938)	(1,794)
Net amortization of premiums and discount on securities	5,430	5,146
Accretion of net deferred loan fees	(690)	(516)
Amortization of premiums on purchased loans, net	1,752	444
Proceeds from sales of other real estate owned, net	108	—
Allocation of ESOP shares	1,456	1,226
Allocation of Stock Award Plan Shares	2,559	—
Allocation of Stock Options	1,792	—
Net gain on sale of loans	(1,312)	(577)
Proceeds from sale of loans	74,620	2,189
Net (gain) loss on securities available for sale	(735)	4
Decrease (increase) in accrued interest receivable	655	(1,263)
Decrease (increase) in other assets	461	(1,888)
Increase in mortgage escrow deposits	1,530	823
Increase in other liabilities	4,981	12

Net cash provided by operating activities	114,418	6,941

Cash flows from investing activities:
Proceeds from maturities, calls and paydown of investment securities	52,914	39,207
Purchases of investment securities	(7,525)	(347,880)
Proceeds from sales of securities available for sale	84,781	22,253
Proceeds from maturities and paydowns of securities available for sale	255,245	781,519
Purchases of securities available for sale	(232,549)	(761,630)
Purchase of Bank Owned Life Insurance	—	(20,000)
Net (increase) decrease in loans	(220,187)	24,853
Purchases of premises and equipment, net	(3,795)	(3,891)

Net cash used in investing activities	(71,116)	(265,569)

Cash flows from financing activities:
Net increase (decrease) in deposits	47,943	(571,735)
Proceeds from sale of stock, net	—	586,414
Purchase of ESOP shares, net	—	(56,163)
Purchase of Stock Award shares, net	(3,565)	—
Purchase of Treasury Stock	(6,706)	—
Cash dividends paid to stockholders	(6,707)	(2,462)
Proceeds from FHLB Advances	75,800	323,600
Payments on FHLB Advances	(129,308)	(27,785)
Net increase (decrease) in Retail Repurchase Agreements	11,436	(6,256)

Net cash (used) provided by financing activities	(11,107)	245,613

Net increase (decrease) in cash and cash equivalents	32,195	(13,015)
Cash and cash equivalents at beginning of period	175,852	264,855

Cash and cash equivalents at end of period	$208,047	$251,840

Cash paid during the period for:
Interest on deposits and borrowings	$25,030	$29,005

Income taxes	$9,636	$10,861

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$121	$1,834

Common stock contributed to The Provident Bank Foundation	$—	$19,200

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

On January 15, 2003, Provident Financial Services, Inc. (the “Company”) became the holding company for The Provident Bank (the “Bank”) in connection with the completion of the conversion of the Bank to a stock-chartered savings bank. The Company issued 59,618,300 shares of its common stock in a subscription offering to the Bank’s eligible depositors and the Bank’s Employee Stock Ownership Plan (“ESOP”). The ESOP acquired 576,634 shares of the Company’s common stock in the conversion and purchased an additional 4,192,830 shares of the Company’s common stock at an average price of $18.02 per share between January 16, 2003 and December 31, 2003.

The Company acquired 100% of the stock of the Bank in exchange for 50% of the net conversion proceeds of $586.4 million and retained the remaining net proceeds ($293.2 million) at the holding company level. Concurrent with the completion of the conversion, $4.8 million in cash and 1.92 million shares of common stock were contributed by the Company to The Provident Bank Foundation. This stock and cash contribution was recorded as a one-time $24.0 million expense in the first quarter of 2003 operating results, and an increase to capital stock and paid in capital was recorded for $19.2 million. The Company recorded a tax benefit of $8.4 million related to the contribution expense and a corresponding increase to its deferred tax assets in the first quarter of 2003.

The contribution of cash and common stock to The Provident Bank Foundation is tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. The Company is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made.

The Board of Directors declared a quarterly cash dividend of $0.06 per common share on July 22, 2004. The dividend is payable on August 31, 2004 to shareholders of record as of August 13, 2004.

On July 22, 2004, the Company’s Board of Directors authorized the expansion of the Company’s stock repurchase program through the purchase of up to an additional 927,033 shares for a total stock repurchase program of 3,966,663 shares, or approximately 5% of the Company’s outstanding shares of common stock. This additional authorization is in recognition of the issuance of additional shares in conjunction with the Company’s acquisition of First Sentinel Bancorp, Inc. (“First Sentinel”).

Note 2. Acquisitions

The Company completed the acquisition of First Sentinel and the merger of its wholly owned subsidiary, First Savings Bank, with and into the Bank, as of the close of business July 14, 2004. None of the financial information contained in this Quarterly Report on Form 10-Q contains any financial data of First Sentinel since the merger was completed subsequent to June 30, 2004. The Company will file updated Pro Forma Financial Statements as of June 30, 2004, within 75 days of the closing date of the merger.

Pursuant to the terms of the Agreement and Plan of Merger, 60% of First Sentinel’s common stock was converted into Provident common stock at an exchange rate of 1.092 Provident shares per each First Sentinel share and 40% was converted into $22.25 in cash for each First Sentinel share. The aggregate consideration paid in the merger consisted of $251.9 million in cash and 18,540,662 shares of the Company’s common stock. Shares of the Company’s common stock amounting to 199,945 shares issued in exchange for shares of First Sentinel common stock owned by the Company at the time of the merger were retired upon issuance.

First Sentinel stockholders who made a stock election for all or a portion of their shares of First Sentinel common stock received 1.092 shares of Provident common stock for each of their stock election shares. The cash consideration was oversubscribed. First Sentinel stockholders who made a cash election for all or a portion of their shares received the cash consideration of $22.25 per share for 63.4789465% of their cash election shares and 1.092 shares of Provident common stock for the remaining 36.5210535% of their cash election shares. First Sentinel stockholders who elected “No Preference” or who did not make a valid election received 1.092 shares of Provident common stock for each of their First Sentinel shares. No fractional shares of Provident common stock were issued. In lieu of such fractional shares, Provident paid cash at the rate of $17.01 per whole share.

Note 3. Summary of Significant Accounting Policies

A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”) and its wholly-owned subsidiary, The Provident Bank (the “Bank”).

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

B. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. The basic and diluted earnings per share for the six months ended June 30, 2003 is calculated by dividing the results of operations of $1,415,000 by the weighted average shares outstanding from January 15, 2003, the date the Bank completed its plan of conversion, through June 30, 2003.

	For Three Months Ended June 30,						For Six Months Ended June 30,
	2004			2003			2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income (loss)	$8,581			$8,838			$18,875			$1,415

Basic earnings (loss) per share:
Income available to common stockholders	$8,581	54,924,643	$0.16	$8,838	59,655	$0.15	$18,875	54,791,399	$0.34	$1,415	59,655	$0.02
Effect of dilutive common stock equivalents		82						41

Dilutive earnings (loss) per share:
Income available to common stockholders	$8,581	54,924,725	$0.16	$8,838	59,655	$0.15	$18,875	54,791,440	$0.34	$1,415	59,655	$0.02

For the three months ended June 30, 2004, and for the six months ended June 30, 2004, anti-dilutive non-qualified stock options were 90,127 and 62,099 shares respectively. For the three months ended June 30, 2004, and for the six months ended June 30, 2004 anti-dilutive incentive stock options were 42,484 shares and 23,888 shares respectively.

Note 4. Comprehensive Income

For the three month periods ended June 30, 2004 and 2003, total comprehensive income (loss), representing net income plus or minus other items recorded directly in equity, such as the change in unrealized gains (losses) on securities available for sale amounted to ($4,702,000) and $6,081,000, respectively. For the six months ended June 30, 2004 and 2003, total comprehensive income (loss) was $10,305,000 and ($763,000), respectively.

Note 5. Loans and Allowance for Loan Losses

Loans receivable at June 30, 2004 (unaudited) and December 31, 2003 are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Mortgage loans:
Residential	$1,043,181	$1,046,335
Commercial	453,027	449,092
Multifamily	86,680	90,552
Commercial construction	115,002	99,072

Total mortgage loans	1,697,890	1,685,051

Commercial loans	328,270	250,754
Consumer loans	348,371	299,278

Total other loans	676,641	550,032

Premium on purchased loans	10,662	5,411
Less: Discount on purchased loans	1,410	1,547
Less: Net deferred fees	2,081	1,580

	$2,381,702	$2,237,367

The activity in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003

(in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Balance at beginning of period	$20,620	$21,016	$20,631	$20,986
Provision charged to operations	1,050	300	1,650	900
Loans charged off	(1,348)	(1,422)	(2,619)	(2,153)

Balance at end of period	$20,920	$21,517	$20,920	$21,517

Note 6. Deposits

Deposits at June 30, 2004 (unaudited) and December 31, 2003 are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Savings deposits	$997,373	$987,877
Money market accounts	113,820	116,176
NOW accounts	334,694	329,997
Non-interest bearing deposits	367,050	328,815
Certificates of deposit	930,982	933,111

	$2,743,919	$2,695,976

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

Net periodic benefit costs for the three months and six months ended June 30, 2003 and 2004 include the following components

(in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service Cost	$0	480	141	122	$0	880	282	244
Interest Cost	314	366	345	307	708	848	690	614
Expected return on plan assets	(461)	(398)	0	0	(879)	(737)	0	0
Amortization of Unrecognized Transitional Obligation	0	0	96	96	0	0	192	192
Amortization of prior service cost	0	171	0	0	0	190	0	0
Amortization of the net (gain) loss	(8)	57	8	0	16	163	16	0

Net periodic benefit cost	(155)	676	590	525	(155)	1,344	1,180	1,050
Curtailment (gain)	0	0	0	(85)	0	0	0	(170)

Net benefit cost after curtailment	$(155)	676	590	440	$(155)	1,344	1,180	880

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it does not expect to contribute to its defined benefit pension plan in 2004. As of June 30, 2004, no contributions have been made.

The Net Periodic Benefit Cost for Pension Benefits for 2004 was calculated using the January 1, 2004 FAS No. 87 valuation results.

The estimated Net Periodic Benefit Cost for Other Postretirement Benefits for 2004 was calculated using the January 1, 2003 census data and the results of a December 31, 2003 valuation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

Total assets at June 30, 2004 increased $11.5 million or 0.27% to $4.296 billion compared to $4.285 billion at December 31, 2003. Increases in net loans, cash, cash equivalents and core deposits, were offset by decreases in investment securities, borrowings and securities available for sale.

Total loans at June 30, 2004 increased $144.3 million or 6.45% to $2.38 billion compared to $2.24 billion at December 31, 2003. Residential mortgage loans decreased $3.0 million or 0.29% to $1.043 billion for the six months ended June 30, 2004 compared to $1.046 billion at December 31, 2003. Residential mortgage loan originations totaled $70.2 million and residential mortgage loans purchased totaled $113.2 million at June 30, 2004. Residential mortgage loan payoffs totaled $76.1 million, excluding scheduled amortization. Residential mortgage loans sold totaled $74.6 million for the six-month period ended June 30, 2004. Commercial real estate loans, including multi-family and construction loans, increased $16.0 million or 2.50% to $654.7 million at June 30, 2004 compared to $638.7 million at December 31, 2003. Commercial loans increased $77.5 million or 30.91% to $328.3 million at June 30, 2004 compared to $250.8 million at December 31, 2003. Consumer loans increased $49.1 million or 16.4% to $348.4 million at June 30, 2004 compared to $299.3 million at December 31, 2003. In the third quarter of 2003, the Company began purchasing auto loans for its consumer loan portfolio. For the six months ended June 30, 2004, auto loans totaled $49.5 million or 14.22% of the total consumer loan portfolio. Retail loans, which consist of residential mortgages loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.39 billion and accounted for 58.73% of the loan portfolio at June 30, 2004 compared to $1.34 billion or 60.24% of the portfolio at December 31, 2003. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $983.0 million, or 41.27% of the loan portfolio at June 30, 2004, compared to $889.5 million or 39.76% at December 31, 2003.

Total non-performing loans were $4.0 million at June 30, 2004 compared to $6.1 million at December 31, 2003 and $5.7 million at June 30, 2003. Non-performing assets were $4.0 million and $6.2 million at June 30, 2004 and December 31, 2003, respectively, compared to $7.5 million at June 30, 2003. Total non-performing loans as a percentage of total loans were 0.17% at June 30, 2004 compared to 0.27% at December 31, 2003 and 0.28% at June 30, 2003. The allowance for loan losses as a percentage of non-performing loans was 524.87% at June 30, 2004 compared to 336.67% at December 31, 2003 and 375.97% at June 30, 2003. The allowance for loan losses as a percentage of total loans was 0.88% at June 30, 2004 compared to 0.92% at December 31, 2003 and 1.06% at June 30, 2003.

The calculation of the allowance for loan losses is a critical accounting policy of the Company. Provisions for loan losses will continue to be based upon the assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. As part of the evaluation of the adequacy of the allowance for loan losses, each month a worksheet is prepared that categorizes the entire loan portfolio by certain risk characteristics including loan type and payment status. Loans with known potential losses are categorized separately. Potential loss factors are assigned to the risk rating categories based on the Company’s assessment of the potential risk inherent in each loan category. This worksheet is prepared, together with loan portfolio balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors considered in this process are current real estate market conditions, changes in the trend of non-performing loans, the current state of the local, regional and national economy and loan portfolio growth.

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

Investment securities held to maturity decreased $46.3 million or 8.95% to $471.5 million at June 30, 2004, compared to $517.8 million at December 31, 2003. Securities available for sale decreased $125.9 million or 10.93% to $1.0 billion at June 30, 2004 compared to $1.15 billion at December 31, 2003.

Cash and cash equivalents increased $32.2 million or 18.3% to $208.0 million at June 30, 2004 from $175.9 million at December 31, 2003. Short-term investments including federal funds sold increased $47.8 million or 68.61% to $117.4 million at June 30, 2004 from $69.6 million at December 31, 2003. Cash and due from banks decreased $15.6 million or 14.66% to $90.7 million at June 30, 2004 from $106.2 million at December 31, 2003.

Federal Home Loan Bank (“FHLB”) stock decreased $2.6 million or 7.60% to $32.0 million at June 30, 2004 from $34.6 million at December 31, 2003. This was due to a reduction in outstanding FHLB borrowings.

Bank owned life insurance increased $1.9 million or 2.71% to $73.4 million at June 30, 2004, compared to $71.5 million at December 31, 2003. This increase was due primarily to the increase in the cash surrender value of bank owned life insurance in the six months ended June 30, 2004. Other assets increased $8.6 million or 29.8% to $37.7 million at June 30, 2004 compared to $29.0 million at December 31, 2003. The increase in other assets is primarily attributable to an increase of $6.6 million in deferred tax assets.

Total deposits increased $47.9 million or 1.78% to $2.744 billion at June 30, 2004 from $2.696 billion at December 31, 2003. The largest increase was in demand deposit accounts, which increased $40.6 million to $815.6 million at June 30, 2004 from $775.0 million at December 31, 2003. Savings deposits increased $9.5 million or 0.96% to $997.4 million at June 30, 2004 compared to $987.9 million at December 31, 2003. Core deposits, which consist of all demand and savings deposits, represented 66.07% of total deposits at June 30, 2004 compared to 65.39% at December 31, 2003. Time deposits decreased $2.1 million or 0.23% to $931.0 million at June 30, 2004 from $933.1 million at December 31, 2003.

Total borrowed funds decreased $42.1 million or 5.71% to $694.3 million at June 30, 2004 from $736.3 million at December 31, 2003. Federal Home Loan Bank borrowings decreased $53.5 million or 7.74% to $638.2 million at June 30, 2004 compared to $691.7 million at December 31, 2003. Retail repurchase agreements totaled $56.1 million at June 30, 2004, an increase of $11.4 million or 25.61% compared to $44.7 million at December 31, 2003.

Total stockholders’ equity decreased $866,000 or 0.11% to $816.3 million at June 30, 2004 compared to $817.1 million at December 31, 2003. This decrease was primarily due to the allocation of ESOP shares of $1.6 million, a reduction in equity of $6.7 million due to the purchase of treasury stock, a decrease of $8.6 million in accumulated other comprehensive income and a decrease of $1.1 million due to the purchase of stock for the Stock Award Plan. This was offset by an increase of $12.2 million in retained earnings, and an increase of $1.7 million in additional paid in capital.

Liquidity and Capital Resources. The Company’s sources of funds are primarily from deposits, scheduled amortization of loans, loan repayments, scheduled maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortizations are fairly predictable sources of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $50.0 million overnight line of credit and a $50.0 million one month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of June 30, 2004, the Company did not have any outstanding borrowings against the lines of credit as compared to $65.0 million in outstanding borrowings against the lines of credit at December 31, 2003.

Cash needs for the six months ended June 30, 2004 were provided for primarily from principal payments on loans and mortgage-backed securities, sales of residential mortgage loans, sales of mortgage-backed securities and increases in deposits. The cash was used primarily to fund loan originations, repay FHLB advances and for the purchase of treasury stock.

As of June 30, 2004, the Bank exceeded all regulatory capital requirements as follows:

	As of June 30, 2004
	Capital
	Required		Actual
	Amount	Percent of Assets (1)	Amount	Percent of Assets (1)
	(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$164,180	4.00%	$558,190	13.60%
Tier 1 risk-based capital	105,885	4.00	558,190	21.09
Total risk-based capital	211,769	8.00	579,191	21.88

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

General. For the quarter ended June 30, 2004, the Company reported net income of $8.6 million compared to net income of $8.8 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the Company reported net income of $18.9 million compared to net income of $2.4 million for the same period in 2003. For the quarter ended June 30, 2004, the Company reported basic and diluted earnings per share of $0.16 compared to basic earnings per share of $0.15 for the quarter ended June 30, 2003. For the six months ended June 30, 2004 the Company reported basic and diluted earnings per share of $0.34 and basic earnings per share of $0.02 for the same period in 2003, which includes the results of operations from January 15, 2003. The Company did not have diluted shares for the three months and six months ended June 30, 2003.

Net Interest Income. Total net interest income decreased $485,000 or 1.47% to $32.5 million for the quarter ended June 30, 2004 compared to $33.0 million for the quarter ended June 30, 2003. Net interest income increased $1.7 million or 2.54% to $66.9 million for the six months ended June 30, 2004 compared to $65.2 million for the comparable period in 2003. Interest income for the second quarter of 2004 decreased $1.7 million or 3.67% to $45.3 million compared to $47.0 million for the comparable quarter in 2003. For the six months ended June 30, 2004 interest income decreased $1.9 million or 2.04% to $92.3 million compared to $94.2 million for the six month period ended June 30, 2003. Interest expense decreased $1.2 million or 8.83% to $12.8 million for the quarter ended June 30, 2004 compared to $14.1 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 interest expense decreased $3.6 million or 12.34% to $25.4 million compared to $29.0 million for the six months ended June 30, 2003. Net interest margin decreased 13 basis points to 3.28% for the quarter ended June 30, 2004 compared to 3.41% for the quarter ended June 30, 2003, and compared to the trailing quarter net interest margin decreased 22 basis points from 3.50%. The net interest margin decreased 7 basis points to 3.39% for the six months ended June 30, 2004 compared to 3.46% for the six months ended June 30, 2003. The average yield on interest-earning assets decreased 28 basis points to 4.58% for the quarter ended June 30, 2004 compared to 4.86% for the comparable quarter in 2003, primarily due to the reinvestment of cash flows from loan and mortgage backed securities prepayments in lower yielding loans and investments. Compared to the trailing quarter, the yield on interest-earning assets decreased 21 basis points to 4.58% from 4.79%. Contributing to the decline in the yield on interest earning assets was a decrease in the yield on the available for sale portfolio of 37 basis points as a result of a shift into lower yielding short term investments, including U.S. Treasury Bills, in preparation for the payment of the cash portion of the acquisition for First Sentinel. Another factor in the decline of interest earning asset yields was a reduction of 89 basis points in the yield on the commercial loan portfolio, due to an increase in short term floating rate loans. The average cost of interest-bearing liabilities decreased 24 basis points to 1.69% for the quarter ended June 30, 2004 compared to 1.93% for the quarter ended June 30, 2003, and compared to the trailing quarter the average cost of interest-bearing liabilities increased 2 basis points from 1.67%.

The average balance of net loans increased $305.5 million or 15.39% to $2.29 billion for the quarter ended June 30, 2004 compared to $1.99 billion for the comparable quarter in 2003. Income on all loans secured by real estate increased $2.7 million or 13.09% to $23.5 million for the three months ended June 30, 2004 compared to $20.8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 income on all loans secured by real estate increased $5.1 million or 12.12% to $47.3 million compared to $42.2 million for the six months ended June 30, 2003. Interest income on commercial loans decreased $1.8 million or 32.27% to $3.7 million for the quarter ended June 30, 2004 compared to $5.5 million for the quarter ended June 30, 2003. Interest income on commercial loans for the six months ended June 30, 2004 decreased $4.0 million or 36.46% to $7.0 million compared to $11.1 million for the six months ended June 30, 2003. Commercial loan income for the quarter ended June 30, 2003 included $2.3 million in mortgage warehouse interest income. The Company sold substantially all of its mortgage warehouse loans in the fourth quarter of 2003 and the proceeds were reinvested in residential mortgage loans. Consumer loan interest income increased $184,000 or 4.02% to $4.8 million for the quarter ended June 30, 2004 compared to $4.6 million for the quarter ended June 30, 2003.

Interest income on investment securities held to maturity decreased $281,000 or 5.78% to $4.6 million for the quarter ended June 30, 2004 compared to $4.9 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 interest income on investment securities held to maturity increased $1.2 million or 13.99% to $9.7 million compared to $8.5 million for the six months ended June 30, 2003. Interest income on securities available for sale decreased $2.4 million or 22.24% to $8.3 million for the quarter ended June 30, 2004 compared to $10.7 million at June 30, 2003. For the six months ended June 30, 2004, interest income on securities available for sale decreased $3.9 million or 17.80% to $18.2 million compared to $22.1 million for the six months ended June 30, 2003. The increase in income on securities held to maturity for the six months ended June 30, 2004, was primarily attributable to an increase in the average balance of $97.1 million or 23.82% to $504.9 million at June 30, 2004 compared to $407.8 million at June 30, 2003. The decrease in interest income on securities available for sale for the six months ended June 30, 2004, was primarily attributable to a decrease in the average balances of $199.0 million or 15.95% to $1.05 billion at June 30, 2004 compared to $1.25 billion at June 30, 2003.

The average balance of core deposit accounts increased $139.9 million or 8.59% to $1.77 billion for the quarter ended June 30, 2004 compared to $1.63 billion for the quarter ended June 30, 2003. Core deposit accounts consist of all demand deposit and savings accounts. Average time deposit account balances decreased $68.9 million or 6.85% to $937.9 million for the quarter ended June 30, 2004 compared to $1.01 billion for the comparable quarter in 2003. Average borrowings increased $113.2 million or 19.50% to $693.5 million for the quarter ended June 30, 2004 compared to $580.4 million for the quarter ended June 30, 2003. Interest paid on deposit accounts decreased $2.1 million or 20.79% to $7.9 million for the quarter ended June 30, 2004 compared to $10.0 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 interest paid on deposit accounts decreased $6.4 million or 28.72% to $15.8 million compared to $22.2 million for the six months ended June 30, 2003. Maturing certificates of deposit continued to renew at lower current interest rates. The decrease in interest paid on deposit accounts can be attributed to the decrease in core deposit account rates and the continued decrease in rates on time deposits. Interest paid on borrowed funds increased $841,000 or 20.80% to $4.9 million for the quarter ended June 30, 2004 from $4.0 million for the quarter ended June 30, 2003. Interest paid on borrowed funds for the six months ended June 30, 2004 increased $2.8 million or 40.99% to $9.6 million compared to $6.8 million in the prior period. This increase in interest expense is attributable to the increase in borrowings used to fund commercial real estate loans and leverage investment transactions.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to income, in order to maintain the allowance for loan losses at a level management considers adequate to absorb probable incurred credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experiences, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

The provision for loan losses for the quarter ended June 30, 2004 was $1.1 million as compared to $300,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004 the loan loss provision was $1.7 million as compared to $900,000 for the same period in 2003. The increase in the provision for loan losses was primarily due to significant growth in the loan portfolio. Net loans at June 30, 2004 were $2.36 billion compared to $2.01 billion at June 30, 2003, an increase of $354.2 million or 17.65%. The Company had net charge-offs for the quarter ended June 30, 2004 of $750,000 compared to net recoveries of $201,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004 net charge-offs were $1.4 million compared to net charge-offs of $369,000 at June 30, 2003. The allowance for loan losses was $20.9 million or 0.88% of total loans at June 30, 2004 compared to $21.5 million or 1.06% of total loans at June 30, 2003 and $20.6 million or 0.92% of total loans at December 31, 2003. At June 30, 2004, the allowance for loan losses as a percentage of non-performing loans increased to 524.84% from 375.97% at June 30, 2003 and 336.67% at December 31, 2003.

Non-Interest Income. Non-interest income increased $1.6 million or 30.92% to $6.7 million for the quarter ended June 30, 2004 compared to $5.1 million for the comparable period in 2003. For the six months ended June 30, 2004 non-interest income increased $3.8 million or 35.50% to $14.37 million, compared to $10.61 million for the comparable period in 2003. This increase is attributable to an increase of $1.8 million in fee and commission income, a $739,000 increase in gains on securities sales, and a $1.1 million increase in other income. Fees on retail accounts increased $1.2 million or 31.58% to $4.81 million for the quarter ended June 30, 2004 compared to $3.7 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 fees on retail accounts increased $1.7 million or 22.40% to $9.44 million compared to $7.7 million for the six months ended June 30, 2003. This increase is primarily attributable to fee income associated with overdraft privilege on retail checking accounts. Other income increased $115,000 or 29.19% to $509,000 for the quarter ended June 30, 2004, compared to $394,000 in the comparable quarter in 2003. For the six months ended June 30, 2004 other income increased $1.07 million or 112.43% to $2.02 million compared to $949,000 for the same period in 2003. During the six months ended June 30, 2004, the Company sold $74.6 million of twenty and thirty year fixed-rate residential mortgage loans as part of an ongoing strategy to reduce interest rate risk. For the six months ended June 30, 2004, the Company recorded gains of $1.3 million on the sale of residential mortgage loans compared to gains of $577,000 for the same period in 2003. Proceeds from the sale of loans and mortgage-backed securities were used in the quarter ended March 31, 2004 to reduce short-term borrowings and reposition the balance sheet.

Non-Interest Expense. Non-interest expense increased $1.4 million or 5.59% to $26.1 million for the quarter ended June 30, 2004 compared to $24.7 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 non-interest expense decreased $19.5 million or 26.98% to $52.7 million from $72.2 million for the comparable time period in 2003. The decrease in non-interest expense for the six months ended June 30, 2004 is primarily due to the one-time expense associated with the $24 million contribution to The Provident Bank Foundation that was recorded in the first quarter of 2003. Salary and benefit expense increased $1.5 million or 11.51% to $14.1 million for the quarter ended June 30, 2004 compared to $12.6 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 salary and benefit expense increased $3.84 million or 15.56% to $28.5 million from $24.7 million for the six months ended June 30, 2003. This increase is primarily attributable to expenses related to stock-based benefit plans and $1.2 million in termination benefits. Expenses associated with the employee stock ownership plan amounted to $1.46 million for the six months ended June 30, 2004 compared to $1.23 million for the six months ended June 30, 2003. Stock awards plan expense in the amount of $2.56 million and stock option plan expense in the amount of $1.82 million were recorded in the six months ended June 30, 2004. There were no expenses associated with these plans in the comparable period in 2003. The Company has adopted the fair value based method, SFAS No. 123 “Accounting for Stock Based Compensation” to recognize compensation expense on all outstanding stock option awards from the time of grant. Other operating expenses decreased $954,000 or 18.72% to $4.1 million for the quarter ended June 30, 2004 compared to $5.1 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004 other operating expenses decreased $878,000 or 9.13% to $8.7 million compared to $9.6 million at June 30, 2003. Advertising and promotion expense increased $806,000 or 96.53% to $1.64 million for the quarter ended June 30, 2004 compared to $835,000 for the quarter ended June 30, 2003. Advertising and promotion expense for the six months ended June 30, 2004 increased $1.6 million or 104.02% to $3.0 million compared to $1.49 million for the six months ended June 30, 2003. The increase in advertising expense is primarily attributable to small business lending and core deposit product promotions as part of the Company’s strategy to rebalance the composition of the loan portfolio and expand customer relationships.

Income Tax Expense. Income tax expense was $3.5 million for the quarter ended June 30, 2004, resulting in an effective tax rate of 28.99%, compared to $4.3 million for the quarter ended June 30, 2003, resulting in an effective tax rate of 32.61%. Income tax expense was $8.0 million for the six months ended June 30, 2004, resulting in an effective tax rate of 29.77%, compared to $326,000 for the six months ended June 30, 2003, resulting in an effective tax rate of 11.98%. The decrease in the effective tax rate was attributable to the income tax benefit in the first quarter of 2003 due to the pretax loss that was recorded as a result of the contribution to the charitable foundation.

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

The Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix, various interest rate scenarios and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. A consistent focus on core deposit accounts has led to a shift in the funding base to less interest rate sensitive liabilities. The Company’s ability to retain maturing certificate of deposit accounts is the result of its strategy to remain competitively priced within its marketplace, typically within the upper quartile of rates offered by its competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following sets forth the results of a twelve month net interest income projection model as of June 30, 2004:

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	$154,073	$7,261	4.95%
Static	146,812	—	—
+100	135,408	(11,404)	(7.77)
+200	123,563	(23,250)	(15.84)
+300	111,227	(35,585)	(24.24)

The above table indicates that as of June 30, 2004, in the event of an immediate and sustained 200 basis point increase in interest rates, based on a twelve month forward projection, net interest income would decrease 15.84% or $23.3 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 4.95% or $7.3 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of

June 30, 2004:

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change

	(Dollars in thousands)
-100	$990,171	$69,129	7.51%	22.06%	5.31%
Flat	921,042	—	—	20.95	—
+100	854,565	(66,477)	(7.22)	19.83	(5.32)
+200	786,538	(134,504)	(14.60)	18.64	(11.02)
+300	732,553	(188,489)	(20.46)	17.67	(15.64)

The above table indicates that as of June 30, 2004, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 14.60% or $134.5 million. If rates were to decrease 100 basis points, the model forecasts a 7.51% or $69.1 million increase in the present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2004 through April 30, 2004	0	$0	0	2,775,662
May 1, 2004 through May 31, 2004	85,000	18.09	85,000	2,690,662
June 1, 2004 through June 30, 2004	0	0	0	2,690,662
Total	85,000	$18.09	85,000

(1)	On January 22, 2004, the Company’s Board of Directors approved the purchase of up to 3,039,630 shares of its common stock under a general repurchase program. The program does not have an expiration date.

On July 22, 2004, the Company’s Board of Directors authorized the expansion of the Company’s stock repurchase program through the purchase of up to an additional 927,033 shares for a total stock repurchase program of 3,966,663 shares

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on June 23, 2004. The matters considered and voted on by the Company’s stockholders at the annual meeting and the vote of the stockholders were as follows:

Matter 1. The approval of the Agreement and Plan of Merger, dated as of December 19, 2003, by and between the Company and First Sentinel Bancorp, Inc. and all matters contemplated in the merger agreement.

FOR	AGAINST	ABSTAIN	NON-VOTE
38,092,018	2,017,581	111,887	12,238,467

Matter 2. The election of directors, each for a three-year term.

Name	FOR	WITHHOLD
John G. Collins	50,566,661	1,893,292
Frank L. Fekete	50,663,642	1,796,311
David Leff	50,649,268	1,810,685
Paul M. Pantozzi	50,609,750	1,850,203

Matter 3. The ratification of the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2004.

FOR	AGAINST	ABSTAIN
51,372,923	819,702	267,308

Matter 4. The authorization of the Board of Directors of the Company, in its discretion, to vote upon other business as may properly come before the annual meeting, and any adjournment or postponement thereof, including without limitation, a motion to adjourn the annual meeting for the purpose of soliciting additional proxies in order to approve the merger agreement.

FOR	AGAINST	ABSTAIN
35,536,651	15,203,953	1,719,349

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Bylaws of Provident Financial Services, Inc.

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.*

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers*

10.3	Amended and Restated Employee Savings Incentive Plan, as amended

10.4	Amendment No. 1 to the Employee Stock Ownership Plan

10.5	Amended and Restated Supplemental Executive Retirement Plan

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended*

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended*

10.10	Voluntary Bonus Deferral Plan, as amended*

10.11	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to Provident Financial Services, Inc.’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).

(b) Reports on Form 8-K

On April 2, 2004, Provident Financial Services, Inc. filed a current report on Form 8-K that included a press release announcing that its Annual Meeting of Stockholders would be held on June 23, 2004 at 10:00 a.m. Eastern Time at the Hilton Newark Airport, 1170 Spring Street, Elizabeth, New Jersey. The record date for stockholders entitled to vote at the Annual Meeting was April 30, 2004.

On April 23, 2004, Provident Financial Services, Inc. filed a current report on Form 8-K that included a press release announcing its earnings for the quarter ended March 31, 2004.

On June 8, 2004, Provident Financial Services, Inc. filed a current report on Form 8-K that included a press release jointly issued with First Sentinel Bancorp, Inc. announcing that The Provident Bank received approval from the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance to complete its merger with First Savings Bank.

On June 23, 2004, Provident Financial Services, Inc. (the “Company”) filed a current report on Form 8-K announcing that the Company would make a slide presentation at its 2004 Annual Meeting of Stockholders. The presentation discussed the Company’s current and historical performance and strategies.

On June 24, 2004, Provident Financial Services, Inc. filed a current report on Form 8-K that included a press release jointly issued with First Sentinel Bancorp, Inc. announcing annual meeting results, stockholder approval of the merger and receipt of final regulatory approval of the merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: August 6, 2004	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer

Date: August 6, 2004	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer