Form 10-Q
period 2004-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2004-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒     NO  ☐

As of November 1, 2004 there were 79,879,017 shares issued and 74,751,320 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 765,318 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands, except per share data)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$134,553	$106,228
Federal funds sold	4,000	—
Short-term investments	11,823	69,624

Total cash and cash equivalents	150,376	175,852

Investment securities (market value of $465,122 (unaudited) and $524,429 at September 30, 2004 and December 31, 2003, respectively)	458,885	517,789
Securities available for sale, at fair value	1,485,283	1,151,829
Federal Home Loan Bank (“FHLB”) stock	52,464	34,585

Loans	3,743,686	2,237,367
Less allowance for loan losses	33,630	20,631

Net loans	3,710,056	2,216,736

Other real estate owned, net	32	41
Banking premises and equipment, net	64,758	46,741
Accrued interest receivable	24,343	16,842
Intangible assets	429,570	23,938
Bank-owned life insurance (“BOLI”)	104,648	71,506
Other assets	59,567	29,019

Total assets	$6,539,982	$4,284,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,113,028	$774,988
Savings deposits	1,561,614	987,877
Certificates of deposit of $100,000 or more	250,233	148,306
Other time deposits	1,167,120	784,805

Total deposits	4,091,995	2,695,976

Mortgage escrow deposits	14,876	11,061
Borrowed funds	1,239,239	736,328
Subordinated debentures	27,286	—
Other liabilities	31,984	24,394

Total liabilities	5,405,380	3,467,759

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 74,851,320 shares outstanding at September 30, 2004 and 61,538,300 shares issued and 60,600,100 outstanding at December 31, 2003, respectively.	799	615
Additional paid-in capital	959,435	606,541
Retained earnings	345,067	324,250
Accumulated other comprehensive income	4,704	6,416
Treasury stock, at cost (3,228,742 shares at September 30, 2004)	(57,327)	—
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(76,477)	(78,816)
Common stock acquired by the Stock Award Plan (“SAP”)	(41,599)	(41,887)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”) (765,318 shares at September 30, 2004)	(13,379)	—
Deferred compensation – DDFP	13,379	—

Total stockholders’ equity	1,134,602	817,119

Total liabilities and stockholders’ equity	$6,539,982	$4,284,878

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three Months and Nine Months ended September 30, 2004 and 2003 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income:
Real estate secured loans	$36,978	$20,371	$84,283	$62,563
Commercial loans	3,953	5,608	10,979	16,666
Consumer loans	6,552	4,470	15,948	13,859
Investment securities	4,799	4,194	14,522	12,724
Securities available for sale	14,423	8,738	32,603	30,854
Other short-term investments	108	126	408	370
Federal funds	95	347	469	1,040

Total interest income	66,908	43,854	159,212	138,076

Interest expense:
Deposits	11,321	8,792	27,123	30,962
Borrowed funds	8,404	4,325	18,008	11,137
Subordinated debentures	253	—	253	—

Total interest expense	19,978	13,117	45,384	42,099

Net interest income	46,930	30,737	113,828	95,977
Provision for loan losses	1,050	160	2,700	1,060

Net interest income after provision for loan losses	45,880	30,577	111,128	94,917

Non-interest income:
Fees	5,757	4,333	15,194	12,043
Net gain on securities transactions	577	665	1,312	661
Commissions	96	39	342	197
BOLI	1,255	1,019	3,193	2,813
Other income	515	695	2,531	1,644

Total non-interest income	8,200	6,751	22,572	17,358

Non-interest expense:
Compensation and employee benefits	17,869	14,151	46,351	38,797
Net occupancy expense	4,837	3,727	12,355	10,562
Federal deposit insurance	141	105	347	339
Data processing expense	2,156	1,666	5,820	4,939
Advertising and promotion expense	1,853	1,062	4,897	2,554
Amortization of intangibles	1,953	863	3,048	2,997
Other operating expenses	5,531	4,154	14,265	13,766
Contribution to The Provident Bank Foundation	—	—	—	24,000

Total non-interest expense	34,340	25,728	87,083	97,954

Income before income tax expense	19,740	11,600	46,617	14,321

Income tax expense	6,397	3,462	14,399	3,788

Net income	$13,343	$8,138	$32,218	$10,533

Basic earnings per share	$0.19	$0.14	$0.54	$0.16
Average basic shares outstanding	68,729,870	56,972,858	59,444,983	58,702,373

Diluted earnings per share	$0.19	$0.14	$0.54	0.16
Average diluted shares outstanding	69,370,675	57,174,970	59,660,492	58,774,166

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2003 and 2004 (Unaudited)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2002	$—	$—	$—	$—	$—	$—	$—	$314,111	$11,898	$326,009
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,533	—	10,533
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($3,195))	—	—	—	—	—	—	—	—	(4,627)	(4,627)
Reclassification adjustment for gains included in net income (net of tax of $270)	—	—	—	—	—	—	—	—	391	391

Total comprehensive income										$6,297

Sale of Common Stock	615	604,824	—	—	—	—	—	—	—	605,439
Cash Dividends Paid	—	—	—	—	—	—	—	(5,531)	—	(5,531)
Purchase of ESOP shares	—	—	(75,437)	—	—	—	—	—	—	(75,437)
Allocation of ESOP shares	—	(23)	1,964	—	—	—	—	—	—	1,941
Purchase of SAP shares	—	—	—	(26,356)	—	—	—	—	—	(26,356)
Allocation of SAP shares	—	12	—	627	—	—	—	—	—	639
Allocation of stock options	—	768	—	—	—	—	—	—	—	768

Balance at September 30, 2003	$615	$605,581	$(73,473)	$(25,729)	$—	$—	$—	$319,113	$7,662	$833,769

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2003 and 2004 (Unaudited) (Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2003	$615	$606,541	$(78,816)	$(41,887)	$—	$—	$—	$324,250	$6,416	$817,119
Comprehensive income:
Net income	—	—	—	—	—	—	—	32,218	—	32,218
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($1,718))	—	—	—	—	—	—	—	—	(2,488)	(2,488)
Reclassification adjustment for gains included in net income (net of tax of $536)	—	—	—	—	—	—	—	—	776	776

Total comprehensive income	—	—	—	—	—	—	—	—	—	$30,506

Cash dividends paid	—	—	—	—	—	—	—	(11,401)	—	(11,401)
Common stock issued in connection with the First Sentinel Bancorp, Inc. acquisition, net	184	350,357	—	—	—	—	—	—	—	350,541
DDFP acquired from First Sentinel Bancorp, Inc.	—	—	—	—	(13,379)	13,379	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(57,327)	—	—	(57,327)
Allocation of ESOP shares	—	(188)	2,339	—	—	—	—	—	—	2,151
Purchase of SAP shares	—	—	—	(3,565)	—	—	—	—	—	(3,565)
Allocation of SAP shares	—	72	—	3,853	—	—	—	—	—	3,925
Allocation of stock options	—	2,653	—	—	—	—	—	—	—	2,653

Balance at September 30, 2004	$799	$959,435	$(76,477)	$(41,599)	$(13,379)	$13,379	$(57,327)	$345,067	$4,704	$1,134,602

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2004 and 2003 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$32,218	$10,533
Adjustments to reconcile net income to net cash provided by operating activities:
Cash contributed to The Provident Bank Foundation	—	4,800
Depreciation and amortization of intangibles	8,078	7,410
Provision for loan losses	2,700	1,060
Deferred tax benefit	(6,300)	(11,729)
Increase in cash surrender value of BOLI	(3,193)	(2,813)
Net amortization of premiums and discounts on securities	8,031	10,549
Accretion of net deferred loan fees	(983)	(674)
Amortization of premiums on purchased loans, net	2,765	679
Proceeds from sales of other real estate owned, net	111	1,793
Allocation of ESOP shares	2,151	1,941
Allocation of SAP shares	3,925	639
Allocation of stock options	2,653	768
Net gain on sale of loans	(1,402)	(877)
Net gain on securities available for sale	(1,312)	(661)
Decrease (increase) in accrued interest receivable	1,755	(639)
Decrease (increase) in other assets	51,192	(7,645)
(Decrease) increase in mortgage escrow deposits	(8,403)	972
(Decrease) increase in other liabilities	(2,613)	7,192

Net cash provided by operating activities	91,373	23,298

Cash flows from investing activities:
Proceeds from sale of loans	82,742	2,992
Proceeds from maturities, calls and paydown of investment securities	107,742	112,274
Purchases of investment securities	(10,523)	(399,208)
Proceeds from sales of securities available for sale	280,330	28,985
Proceeds from maturities and paydowns of securities available for sale	326,693	1,154,460
Purchases of securities available for sale	(277,690)	(1,087,545)
Cash consideration paid to acquire First Sentinel	(251,863)	—
Cash and cash equivalents acquired from First Sentinel	103,468	—
Purchase of BOLI	—	(20,000)
Net increase in loans	(373,989)	(60,413)
Purchases of premises and equipment, net	(10,291)	(7,009)

Net cash used in investing activities	(23,381)	(275,464)

Cash flows from financing activities:
Net increase (decrease) in deposits	40,618	(553,458)
Proceeds from sale of stock, net	—	586,414
Purchase of ESOP shares, net	—	(75,437)
Purchase of SAP shares, net	(3,565)	(26,356)
Purchase of treasury stock	(57,327)	—
Cash dividends paid to stockholders	(11,401)	(5,531)
Proceeds from FHLB Advances	1,348,800	334,000
Payments on FHLB Advances	(1,429,581)	(40,178)
Net increase (decrease) in Retail Repurchase Agreements	18,988	(3,348)

Net cash (used in) provided by financing activities	(93,468)	216,106

Net decrease in cash and cash equivalents	(25,476)	(36,060)
Cash and cash equivalents at beginning of period	175,852	264,855

Cash and cash equivalents at end of period	$150,376	$228,795

Cash paid during the period for:
Interest on deposits and borrowings	$42,747	$42,115

Income taxes	$14,336	$14,199

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

Nine Months ended September 30, 2004 and 2003 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
Non cash investing activities:
Transfer of loans receivable to other real estate owned	$121	$1,834

Transfer of conversion proceeds held in escrow deposits to stockholders’ equity	$—	$525,989

Common stock contributed to The Provident Bank Foundation	$—	$19,200

Fair value of assets acquired	$2,150,258	$—

Goodwill and core deposit intangible	$419,415	$—

Liabilities assumed	$1,971,756	$—

Common stock issued for the First Sentinel Bancorp, Inc. acquisition, net	$350,541	$—

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

On January 15, 2003, Provident Financial Services, Inc. (the “Company”) became the holding company for The Provident Bank (the “Bank”) in connection with the completion of the conversion of the Bank to a stock-chartered savings bank. The Company issued 59,618,300 shares of its common stock in a subscription offering to the Bank’s eligible depositors and the Bank’s ESOP. The ESOP acquired 576,634 shares of the Company’s common stock in the conversion and purchased an additional 4,192,830 shares of the Company’s common stock at an average price of $18.02 per share between January 16, 2003 and December 31, 2003.

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

The Company increased its issued and outstanding common shares by 18,540,662 as part of the consideration paid in connection with the acquisition of First Sentinel Bancorp, Inc. (“First Sentinel”) which was effective as of the close of business on July 14, 2004. (See Note 2).

The Board of Directors declared a quarterly cash dividend of $0.06 per common share on October 21, 2004. The dividend is payable on November 30, 2004 to stockholders of record as of November 12, 2004.

On July 22, 2004, the Company’s Board of Directors authorized the expansion of the Company’s stock repurchase program through the purchase of up to an additional 927,033 shares for a total stock repurchase program of 3,966,663 shares, or approximately 5% of the Company’s outstanding shares of common stock. This additional authorization was in recognition of the issuance of additional shares in conjunction with the Company’s acquisition of First Sentinel.

Note 2. Acquisitions

The Company completed the acquisition of First Sentinel and the merger of its wholly-owned subsidiary, First Savings Bank, with and into the Bank, as of the close of business July 14, 2004. First Savings Bank operated 22 full service branch offices in Middlesex, Monmouth, Somerset and Union Counties, New Jersey. The acquisition presented the Company with the strategic opportunity to enhance stockholder value, market share and earnings growth. The opportunities include strengthening and expanding the Company’s presence in the growing Middlesex County marketplace through additional retail and commercial banking product offerings, increasing deposit share and further building the Company’s core deposit funding base, as well as enhancing the Company’s avenues for earning asset generation.

Pursuant to the terms of the Agreement and Plan of Merger, 60% of First Sentinel’s common stock was converted into Provident common stock at an exchange rate of 1.092 Provident shares per each First Sentinel share and 40% was converted into $22.25 in cash for each First Sentinel share. The aggregate consideration paid in the merger consisted of $251.9 million in cash and 18,540,662 shares of the Company’s common stock, which had a value of $19.09 per share based on the Company’s average closing price from December 21, 2003 to December 26, 2003. The cash portion of the merger consideration was funded through the sale of securities available for sale and cash from continuing operations. Shares of the Company’s common stock amounting to 199,945 shares issued in exchange for shares of First Sentinel common stock owned by the Company at the time of the merger were retired upon issuance.

As a result of the First Sentinel acquisition, the Company acquired assets having a fair value of $2.57 billion, including $1.18 billion of net loans, $744.5 million of investment securities and $103.5 million of cash and cash equivalents, and assumed $1.36 billion of deposits, $566.5 million of borrowings, $27.4 million of subordinated debentures and $22.4 million of other liabilities.

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $386.4 million. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $33.0 million in connection with the acquisition, which is being amortized on an accelerated basis over 8.8 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities were not significant for the three and nine months ended September 30, 2004.

The following table presents data with respect to the fair values of assets and liabilities acquired in the First Sentinel acquisition (in thousands):

At July 14, 2004
Assets:
Cash and due from banks	$103,468
Securities	744,453
Loans, net	1,184,559
FHLB-NY stock	19,521
Fixed assets	12,755
Other assets	85,502
Core deposit intangible	33,013
Goodwill	386,402

Total assets	2,569,673

Liabilities:
Deposits	1,355,401
Borrowings	566,485
Subordinated debentures	27,448
Other liabilities	22,422

Total liabilities	1,971,756

Net assets acquired	$597,917

The net deferred tax liability resulting from adjustments of net assets acquired, including the creation of the core deposit intangible, amounted to $729,000. Transaction and acquisition costs have been determined in accordance with EITF 95-3. Estimated costs in connection with the acquisition and included as a component of goodwill amounted to $21.8 million, of which $20.7 million was paid as of September 30, 2004.

The following table presents unaudited pro forma condensed combined financial information of the Company had the acquisition taken place on January 1, for all periods presented (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net interest income	$49,004	$45,028	$143,997	$138,754
Net income	12,697	11,826	38,965	23,222
Basic earnings per share	$0.18	$0.16	$0.54	$0.30
Diluted earnings per share	$0.18	$0.16	$0.53	$0.30

The unaudited pro forma combined results of operations presented in the preceding table exclude charges directly attributed to the transaction totaling $20.9 million, net of tax, for the three and nine months ended September 30, 2004.

Note 3. Summary of Significant Accounting Policies

A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly-owned subsidiary, The Provident Bank.

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

B. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations. The basic and diluted earnings per share for the nine months ended September 30, 2003 is calculated by dividing the results of operations of $9,553,000 by the weighted average shares outstanding from January 15, 2003, the date the Bank completed its plan of conversion, through September 30, 2003.

	For Three Months Ended September 30,						For Nine Months Ended September 30,
	2004			2003			2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$13,343			$8,138			$32,218			$9,553

Basic earnings per share:
Income available to common stockholders	$13,343	68,729,870	$0.19	$8,138	56,972,858	$0.14	$32,218	59,444,983	$0.54	$9,553	58,702,373	$0.16
Dilutive DDFP shares		640,538			—			215,071			—
Dilutive common stock equivalents		267			202,112			438			71,793

Diluted earnings per share:
Income available to common stockholders	$13,343	69,370,675	$0.19	$8,138	57,174,970	$0.14	$32,218	59,660,492	$0.54	$9,553	58,774,166	$0.16

For the three months ended September 30, 2004, and for the nine months ended September 30, 2004, anti-dilutive non-qualified stock options were 152,727 and 82,966 shares respectively. For the three months ended September 30, 2004, and for the nine months ended September 30, 2004 anti-dilutive incentive stock options were 58,669 shares and 29,283 shares respectively.

Note 4. Comprehensive Income

For the three month periods ended September 30, 2004 and 2003, total comprehensive income, representing net income plus or minus other items recorded directly in equity, such as the change in unrealized gains and losses on securities available for sale, amounted to $20.2 million and $7.1 million, respectively. For the nine months ended September 30, 2004 and 2003, total comprehensive income was $30.5 million and $6.3 million, respectively.

Note 5. Loans and Allowance for Loan Losses

Loans receivable at September 30, 2004 (unaudited) and December 31, 2003 are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Mortgage loans:
Residential	$1,898,566	$1,046,335
Commercial	661,419	449,092
Multi-family	89,297	90,552
Commercial construction	232,329	99,072

Total mortgage loans	2,881,611	1,685,051

Commercial loans	343,299	250,754
Consumer loans	507,070	299,278

Total other loans	850,369	550,032

Premium on purchased loans	14,172	5,411
Less: Discount on purchased loans	1,382	1,547
Less: Net deferred fees	1,084	1,580

	$3,743,686	$2,237,367

The activity in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Balance at beginning of period	$20,920	$21,517	$20,631	$20,986
Allowance of acquired institution (First Sentinel)	12,925	—	12,925	—
Provision charged to operations	1,050	160	2,700	1,060
Recoveries of loans previously charged off	749	870	2,007	2,654
Loans charged off	(2,014)	(1,259)	(4,633)	(3,412)

Balance at end of period	$33,630	$21,288	$33,630	$21,288

Note 6. Deposits

Deposits at September 30, 2004 (unaudited) and December 31, 2003 are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Savings deposits	$1,561,614	$987,877
Money market accounts	155,603	116,176
NOW accounts	498,467	329,997
Non-interest bearing deposits	458,958	328,815
Certificates of deposit	1,417,353	933,111

	$4,091,995	$2,695,976

Note 7. Components of Net Periodic Benefit Cost

The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering all of its employees who have attained age 21 with at least one year of service. The Plan was frozen on April 1, 2003. The Plan provides for 100% vesting after five years of service. The Plan’s assets are invested in group annuity contracts and investment funds managed by the Prudential Insurance Company and Allmerica Financial.

In addition to pension benefits, certain health care and life insurance benefits are made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits.

First Sentinel terminated its pension plan effective July 1, 2004, therefore the Company has recognized no pension expense related to First Sentinel’s pension plan. Net periodic benefit cost for other postretirement benefits includes costs for First Sentinel’s postretirement benefit plan from July 14, 2004, the date of the acquisition. Net periodic benefit costs for the three months and nine months ended September 30, 2004 and 2003 include the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$—	(233)	189	122	$—	647	471	366
Interest cost	314	366	447	307	1,022	1,214	1,137	921
Expected return on plan assets	(461)	(397)	—	—	(1,340)	(1,134)	—	—
Amortization of Unrecognized Transitional Obligation	—	—	96	96	—	—	288	288
Amortization of prior service cost	—	171	—	—	—	361	—	—
Amortization of the net (gain) loss	(8)	57	71	—	8	220	87	—

Net periodic benefit cost	(155)	(36)	803	525	(310)	1,308	1,983	1,575
Curtailment (gain)	—	—	—	(85)	—	—	—	(255)

Net (benefit) cost after curtailment	$(155)	(36)	803	440	$(310)	1,308	1,983	1,320

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it does not expect to contribute to its defined benefit pension plan in 2004. As of September 30, 2004, no contributions have been made.

The net periodic benefit cost for pension and other postretirement benefits for 2004 was calculated using the January 1, 2004 SFAS No. 87 and SFAS No. 106 valuation results.

Note 8. Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (“FASB”) approved issuing a Staff Position to delay the requirement to record impairment losses under Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). The approved delay is applicable to all securities within the scope of EITF 03-1 and will remain in effect until new guidance is issued and comes into effect. The disclosure requirements originally prescribed by EITF 03-1 will remain in effect, and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities, September 1985, SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” remains in effect for public companies.

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS106-2 supersedes FSP FAS106-1 and provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. At September 30, 2004, measures of the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Total assets at September 30, 2004 increased $2.26 billion, or 52.6%, to $6.54 billion compared to $4.28 billion at December 31, 2003, primarily as a result of the First Sentinel acquisition. Including purchase accounting adjustments, goodwill and the core deposit intangible, assets increased $2.57 billion as a result of the acquisition. Excluding assets acquired from First Sentinel, increases in net loans were more than offset by decreases in investment securities and cash and cash equivalents.

Total net loans at September 30, 2004 increased $1.49 billion, or 67.4%, to $3.71 billion compared to $2.22 billion at December 31, 2003. Excluding $1.18 billion in net loans added through the First Sentinel acquisition, the Company’s net loans grew $308.8 million, or 13.9%, during the nine months ended September 30, 2004. Internal loan growth highlights for the nine month period ended September 30, 2004 included an $86.2 million, or 34.4%, increase in commercial and industrial loans, an $85.8 million, or 28.7%, increase in consumer loans, and a $124.0 million, or 7.9%, increase in loans secured by real estate.

Including loans acquired from First Sentinel, residential mortgage loans increased $852.2 million to $1.90 billion at September 30, 2004 compared to $1.05 billion at December 31, 2003. Residential mortgage loan originations totaled $116.4 million and residential mortgage loans purchased totaled $280.9 million for the nine months ended September 30, 2004. Residential mortgage loan payoffs totaled $121.6 million, excluding scheduled amortization and residential mortgage loans sold totaled $82.7 million for the nine months ended September 30, 2004. Commercial real estate loans, including multi-family and construction loans, increased $344.3 million to $983.0 million at September 30, 2004, compared to $638.7 million at December 31, 2003. Commercial loans increased $92.5 million to $343.3 million at September 30, 2004 compared to $250.8 million at December 31, 2003. Consumer loans increased $207.8 million to $507.1 million at September 30, 2004 compared to $299.3 million at December 31, 2003. In the third quarter of 2003, the Company began purchasing auto loans for its consumer loan portfolio. At September 30, 2004, auto loans totaled $68.6 million or 13.5% of the total consumer loan portfolio.

Retail loans, which consist of residential mortgages loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.41 billion and accounted for 64.5% of the loan portfolio at September 30, 2004 compared to $1.35 billion, or 60.2% of the portfolio at December 31, 2003. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.33 billion, or 35.5% of the loan portfolio at September 30, 2004, compared to $889.5 million, or 39.8% at December 31, 2003. The shift in portfolio composition was attributable to the acquisition of First Sentinel’s more heavily retail-weighted portfolio. The Company intends to continue to focus on the origination of commercial loans, with a long range target of a 50%/50% retail versus commercial loan portfolio distribution.

At September 30, 2004, the allowance for loan losses totaled $33.6 million, compared with $20.6 million at December 31, 2003 and $21.3 million at September 30, 2003. The increase in the allowance was primarily attributable to the addition of First Sentinel’s loan portfolio and related $12.9 million of allowance for loan losses. Total non-performing loans were $4.9 million at September 30, 2004, compared to $6.1 million at December 31, 2003 and $5.8 million at September 30, 2003. Non-performing assets were $4.9 million and $6.2 million at September 30, 2004 and December 31, 2003, respectively, compared to $5.9 million at September 30, 2003. Total non-performing loans as a percentage of total loans were 0.13% at September 30, 2004, compared to 0.27% at December 31, 2003 and 0.28% at September 30, 2003. The allowance for loan losses as a percentage of non-performing loans was 687.92% at September 30, 2004, compared to 336.67% at December 31, 2003 and 364.02% at September 30, 2003. The allowance for loan losses as a percentage of total loans was 0.90% at September 30, 2004, compared to 0.92% at December 31, 2003 and 1.01% at September 30, 2003.

The calculation of the allowance for loan losses is a critical accounting policy of the Company. Provisions for loan losses are based upon the assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. As part of the evaluation of the adequacy of the allowance for loan losses, a worksheet is prepared each month that categorizes the entire loan portfolio by certain risk characteristics including loan type and payment status. Loans with known potential losses are categorized separately. Potential loss factors are assigned to the risk rating categories based on the Company’s assessment of the potential risk inherent in each loan category. This worksheet is prepared, together with loan portfolio balances and delinquency reports, to evaluate the adequacy of the allowance for loan losses. Other key factors considered in this process are current real estate market conditions, changes in the trend of non-performing loans, the current state of the local, regional and national economy, the components of the loan portfolio and loan portfolio growth.

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

Securities available for sale, at fair value increased $333.5 million, or 29.0%, to $1.49 billion at September 30, 2004, compared to $1.15 billion at December 31, 2003. Investment securities held to maturity decreased $58.9 million, or 11.4%, to $458.9 million at September 30, 2004, compared to $517.8 million at December 31, 2003. Excluding $744.5 million of investments added through the First Sentinel acquisition, total investments decreased $469.9 million, or 28.1%, during the nine months ended September 30, 2004. Proceeds from investment sales, maturities and scheduled cash flows were used to fund loan growth and the cash portion of the First Sentinel acquisition consideration.

Cash and cash equivalents decreased $25.5 million, or 14.5%, to $150.4 million at September 30, 2004, from $175.9 million at December 31, 2003. Excluding $103.5 million added through the First Sentinel acquisition, cash and cash equivalents decreased $128.9 million during the nine months ended September 30, 2004 in order to fund earning asset growth, common stock repurchases and the cash portion of the First Sentinel acquisition consideration.

FHLB stock increased $17.9 million, or 51.7%, to $52.5 million at September 30, 2004 from $34.6 million at December 31, 2003 as a result of the assumption of First Sentinel’s FHLB borrowings and related FHLB stock holdings.

Banking premises and equipment increased $18.0 million, or 38.5%, to $64.8 million at September 30, 2004, from $46.7 million at December 31, 2003, primarily as a result of the acquisition of First Sentinel’s corporate headquarters and 22 full-service branch locations. The Company has centralized its lending functions at the former First Sentinel corporate headquarters in Woodbridge, New Jersey, enhancing convenience for our commercial and retail loan customers. Intangible assets increased $405.6 million to $429.6 million at September 31, 2004, from $23.9 million at December 31, 2003, primarily as a result of goodwill and the core deposit intangible created through the First Sentinel acquisition. Bank owned life insurance (“BOLI”) increased $33.1 million, or 46.4%, to $104.6 million at September 30, 2004, compared to $71.5 million at December 31, 2003.

This increase was due to the acquisition of $30.0 million of BOLI from First Sentinel and the increase in the cash surrender value of BOLI for the nine months ended September 30, 2004. Other assets increased $30.5 million to $59.6 million at September 30, 2004 compared to $29.0 million at December 31, 2003. The increase in other assets was largely due to an increase of $22.6 million in deferred tax assets, primarily as a result of the tax effect of the fair value adjustments related to the First Sentinel acquisition and deferred tax assets acquired from First Sentinel.

Total deposits increased $1.40 billion, or 51.8%, to $4.09 billion at September 30, 2004, from $2.70 billion at December 31, 2003. Excluding $1.36 billion of deposits assumed in the First Sentinel acquisition, total deposits grew $40.6 million, or 1.5%, with an increase in core deposits of $52.9 million partially offset by a $12.3 million reduction in time deposits. Core deposits, which consist of all demand and savings deposits, represented 65.4% of total deposits at September 30, 2004 and December 31, 2003.

Total borrowed funds increased $502.9 million, or 68.3%, to $1.24 billion at September 30, 2004, from $736.3 million at December 31, 2003, as a result of the assumption of $566.5 million in borrowings from First Sentinel. In addition, the Company assumed $27.4 million of subordinated debentures issued by First Sentinel in connection with a trust preferred securities offering. The stated maturity of the trust preferred securities is December 8, 2031, with early redemption permitted on any June 8 or December 8 on or after December 8, 2006, at par.

Total stockholders’ equity increased $317.5 million, or 38.9%, to $1.13 billion at September 30, 2004 compared to $817.1 million at December 31, 2003. This increase was primarily due to the net issuance of $350.5 million in common stock in connection with the First Sentinel acquisition, net income of $32.2 million for the nine months ended September 30, 2004, and net amortization of stock-based compensation plans and related tax benefit of $8.7 million, partially offset by $60.9 million of common stock repurchases and cash dividends paid totaling $11.4 million. Common stock repurchases for the three and nine months ended September 30, 2004 totaled 2.9 million shares at an average cost of $17.58 per share and 3.2 million shares at an average cost of $17.76 per share, respectively. An additional 737,921 shares remain eligible for repurchase under the current common stock repurchase authorization. At September 30, 2004, book value per share and tangible book value per share totaled $15.16 and $9.42, respectively.

Liquidity and Capital Resources. The Company’s sources of funds are primarily from deposits, scheduled amortization of loans, loan repayments, scheduled maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortizations are fairly predictable sources of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $50.0 million overnight line of credit and a $50.0 million one month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of September 30, 2004, the Company did not have any outstanding borrowings against the lines of credit as compared to $65.0 million in outstanding borrowings against the lines of credit at December 31, 2003.

Cash needs for the nine months ended September 30, 2004 were provided for primarily from principal payments on loans and mortgage-backed securities, sales of residential mortgage loans, sales of mortgage-backed securities and increases in deposits. The cash was used primarily to fund the cash portion of the First Sentinel acquisition consideration, loan originations, common stock repurchases, and the repayment of borrowings.

As of September 30, 2004, the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2004
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$216,690	4.00%	$579,456	10.70%
Tier 1 risk-based capital	153,019	4.00	579,456	15.15
Total risk-based capital	306,037	8.00	613,174	16.03

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General. The Company reported net income of $13.3 million for the three months ended September 30, 2004 and $32.2 million for the nine months ended September 30, 2004, compared to $8.1 million and $10.5 million, respectively, for the same periods in 2003. Basic and diluted earnings per share were $0.19 for the three months ended September 30, 2004 and $0.54 for the nine months ended September 30, 2004, compared to basic and diluted earnings per share of $0.14 and $0.16 for the three months ended September 30, 2003 and for the period from January 15, 2003, the date of the Company’s stock conversion, through September 30, 2003, respectively. Annualized return on average assets improved to 0.87% and 0.88% for the three and nine months ended September 30, 2004, respectively, compared with 0.78% and 0.34% for the respective 2003 periods. Annualized return on average equity improved to 5.16% and 4.84% for the three and nine months ended September 30, 2004, respectively, compared with 3.84% and 1.74% for the respective 2003 periods. Earnings and per share data for 2004 reflected the impact of the Company’s acquisition of First Sentinel from July 14, 2004, the date the acquisition was completed. Third quarter 2004 earnings were impacted by one-time expenses related to the merger and integration of First Sentinel’s operations of approximately $870,000, net of tax. Net income for the nine months ended September 30, 2003 reflected the one-time expense associated with the $15.6 million net of tax contribution to The Provident Bank Foundation.

Net Interest Income. Total net interest income increased $16.2 million, or 52.7%, to $46.9 million for the quarter ended September 30, 2004, compared to $30.7 million for the quarter ended September 30, 2003. Net interest income increased $17.9 million, or 18.6%, to $113.8 million for the nine months ended September 30, 2004, compared to $96.0 million for the same period in 2003. Interest income for the third quarter of 2004 increased $23.1 million, or 52.6%, to $66.9 million compared to $43.9 million for the same period in 2003. For the nine months ended September 30, 2004, interest income increased $21.1 million, or 15.3%, to $159.2 million compared to $138.1 million for the nine month period ended September 30, 2003. Interest expense increased $6.9 million, or 52.3%, to $20.0 million for the quarter ended September 30, 2004 compared to $13.1 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, interest expense increased $3.3 million, or 7.8%, to $45.4 million compared to $42.1 million for the nine months ended September 30, 2003. The changes in net interest income for the three and nine months ended September 30, 2004 versus the comparable 2003 periods are largely attributable to increases in earning assets and interest-bearing liabilities due to internal growth and the First Sentinel acquisition, as well as reduced average funding costs attributable to growth in lower-costing core deposits and declining market interest rates on renewing time deposits.

Net interest margin increased 29 basis points to 3.43% for the quarter ended September 30, 2004, compared to 3.14% for the quarter ended September 30, 2003, and compared to the trailing quarter net interest margin, increased 15 basis points from 3.28%. The net accretion of purchase accounting adjustments contributed approximately 14 basis points to the net interest margin for the quarter ended September 30, 2004. The net interest margin increased six basis points to 3.41% for the nine months ended September 30, 2004, compared to 3.35% for the nine months ended September 30, 2003.

The average yield on interest-earning assets increased 41 basis points to 4.89% for the quarter ended September 30, 2004, compared to 4.48% for the comparable quarter in 2003, primarily due to the redeployment of federal funds sold and short-term investments into higher-yielding loans and securities. Compared to the trailing quarter, the yield on interest-earning assets increased 31 basis points to 4.89% from 4.58%. Contributing to the increase in the yield on interest-earning assets versus the trailing quarter was an increase in the yield on the available for sale securities portfolio of 65 basis points as a result of a shift out of lower yielding short-term investments, including U.S. Treasury Bills, which were held in anticipation of the payment of the cash portion of the First Sentinel acquisition consideration. For the nine months ended September 30, 2004, the earning asset yield declined five basis points to 4.77% from 4.82% for the nine months ended September 30, 2003, primarily as a result of downward repricing in the loan portfolio during a period of historically low interest rates.

The average cost of interest-bearing liabilities decreased five basis points to 1.70% for the quarter ended September 30, 2004 compared to 1.75% for the quarter ended September 30, 2003, and compared to the trailing quarter the average cost of interest-bearing liabilities increased one basis point from 1.69%. For the nine months ended September 30, 2004, the average cost of interest-bearing liabilities declined 26 basis points to 1.69% from 1.95% for the nine months ended September 30, 2003, reflecting growth in lower-costing core deposit balances and reductions in core deposit rates, as well as favorable repricing of renewing time deposits during a period of historically low interest rates.

The average balance of net loans increased $1.39 billion, or 68.9%, to $3.41 billion for the quarter ended September 30, 2004 compared to $2.02 billion for the comparable quarter in 2003. Income on all loans secured by real estate increased $16.6 million, or 81.5%, to $37.0 million for the three months ended September 30, 2004, compared to $20.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, income on all loans secured by real estate increased $21.7 million, or 34.7%, to $84.3 million compared to $62.6 million for the nine months ended September 30, 2003. Interest income on commercial loans decreased $1.7 million, or 29.5%, to $4.0 million for the quarter ended September 30, 2004 compared to $5.6 million for the quarter ended September 30, 2003. Interest income on commercial loans for the nine months ended September 30, 2004 decreased $5.7 million, or 34.1%, to $11.0 million compared to $16.7 million for the nine months ended September 30, 2003. Commercial loan income for the quarter and nine months ended September 30, 2003 included $2.4 million and $7.0 million in mortgage warehouse interest income, respectively. The Company sold substantially all of its mortgage warehouse loans in the fourth quarter of 2003 and exited the business. The proceeds were reinvested in residential mortgage loans. Consumer loan interest income increased $2.1 million, or 46.6% to $6.6 million for the quarter ended September 30, 2004 compared to $4.5 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, income on consumer loans increased $2.1 million, or 15.1%, to $15.9 million compared to $14.0 million for the nine months ended September 30, 2003.

Interest income on investment securities held to maturity increased $605,000, or 14.4%, to $4.8 million for the quarter ended September 30, 2004, compared to $4.2 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, interest income on investment securities held to maturity increased $1.8 million, or 14.1%, to $14.5 million compared to $12.7 million for the nine months ended September 30, 2003. Interest income on securities available for sale increased $5.7 million, or 65.1%, to $14.4 million for the quarter ended September 30, 2004 compared to $8.7 million at September 30, 2003. For the nine months ended September 30, 2004, interest income on securities available for sale increased $1.7 million, or 5.7%, to $32.6 million, compared to $30.9 million for the nine months ended September 30, 2003. The increases in income on securities held to maturity and available for sale for the three and nine months ended September 30, 2004 were primarily attributable to increases in the average balances of $276.8 million, or 16.7%, and $28.8 million, or 1.7%, to $1.93 billion and $1.68 billion for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. In addition, the overall yield on securities held to maturity and available for sale improved to 3.79% and 3.51% for the three and nine months ended September 30, 2004, respectively, from 2.84% and 3.26% for the same periods in 2003 as a result of a reduction in lower-yielding short-term investments, reduced premium amortization as a result of slower prepayments on mortgage-backed securities and improved market yields on reinvested cash flows.

The average balance of core deposit accounts increased $840.8 million, or 49.5%, to $2.54 billion for the quarter ended September 30, 2004, compared to $1.70 billion for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, average core deposits increased $344.3 million, or 20.6%, to $2.02 billion compared with $1.67 billion for the same period in 2003. Average time deposit account balances increased $414.1 million or 42.5% to $1.34 billion for the quarter ended September 30, 2004, compared to $974.9 million for the same period in 2003. For the nine months ended September 30, 2004, average time deposits increased $67.7 million, or 6.7%, to $1.07 billion compared with $1.01 billion for the same period in 2003. Interest paid on deposit accounts increased $2.5 million, or 28.8%, to $11.3 million for the quarter ended September 30, 2004, compared to $8.8 million for the quarter ended September 30, 2003, as a result of the increase in average balances due primarily to the First Sentinel acquisition. For the nine months ended September 30, 2004, interest paid on deposit accounts decreased $3.8 million, or 12.4%, to $27.1 million compared to $31.0 million for the nine months ended September 30, 2003. The decrease in interest paid on deposit accounts for the nine months can be attributed to reductions in the average rates paid on core deposit accounts and favorable repricing of maturing time deposits.

Average borrowings, including the subordinated debentures assumed through the First Sentinel acquisition, increased $560.5 million or 91.5% to $1.17 billion for the quarter ended September 30, 2004, compared to $612.8 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, average borrowings increased $317.2 million, or 59.1%, to $854.3 million compared with $537.1 million for the same period in 2003. Interest paid on borrowed funds increased $4.3 million, or 100.2%, to $8.7 million for the quarter ended September 30, 2004, from $4.3 million for the quarter ended September 30, 2003. Interest paid on borrowed funds for the nine months ended September 30, 2004 increased $7.1 million, or 64.0%, to $18.3 million compared to $11.1 million for the same period in 2003. The increase in interest expense was primarily attributable to the increase in borrowings assumed in the First Sentinel acquisition.

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

The provision for loan losses for the quarter ended September 30, 2004 was $1.1 million compared to $160,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the loan loss provision was $2.7 million compared to $1.1 million for the same period in 2003. The Company had net charge-offs for the quarter ended September 30, 2004 of $1.3 million, compared to net charge-offs of $389,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, net charge-offs were $2.6 million compared to net charge-offs of $758,000 at September 30, 2003. The allowance for loan losses was $33.6 million or 0.90% of total loans at September 30, 2004 compared to $21.3 million or 1.01% of total loans at September 30, 2003 and $20.6 million or 0.92% of total loans at December 31, 2003. At September 30, 2004, the allowance for loan losses as a percentage of non-performing loans increased to 687.9% from 364.0% at September 30, 2003 and 336.7% at December 31, 2003.

Non-Interest Income. Non-interest income increased $1.4 million, or 21.5%, to $8.2 million for the quarter ended September 30, 2004 compared to $6.8 million for the same period in 2003. For the nine months ended September 30, 2004, non-interest income increased $5.2 million, or 30.0%, to $22.6 million compared to $17.4 million for the same period in 2003. These increases were primarily attributable to increases in fee income and income on BOLI. Fees on retail accounts increased $1.4 million, or 32.9%, to $5.8 million for the quarter ended September 30, 2004, compared to $4.3 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, fees on retail accounts increased $3.2 million, or 26.2%, to $15.2 million compared to $12.0 million for the nine months ended September 30, 2003. These increases were primarily attributable to fee income associated with the introduction of an overdraft privilege product on retail checking accounts in late 2003. Income resulting from appreciation in the cash surrender value of BOLI increased $236,000, or 23.2%, to $1.3 million for the quarter ended September 30, 2004, compared to $1.0 million for the same period in 2003. For the nine months ended September 30, 2004, BOLI income increased $380,000, or 13.5%, to $3.2 million compared to $2.8 million for the same period in 2003. The increases in BOLI income were primarily attributable to the addition of $30.0 million of BOLI from the First Sentinel acquisition. Other items contributing to the increase in non-interest income included increased commission income on the sale of retail non-deposit investment products, increased gains on securities transactions for the nine months ended September 30, 2004, compared to the same period in 2003, and other income realized in the first half of 2004 resulting from the sale of $74.6 million of 20- and 30- year fixed-rate residential mortgage loans as part of an ongoing strategy to reduce interest rate risk. For the nine months ended September 30, 2004, the Company recorded gains of $1.4 million on the sale of residential mortgage loans compared to gains of $877,000 for the same period in 2003. Proceeds from the sale of loans and mortgage-backed securities were used to reduce short-term borrowings and reposition the balance sheet.

Non-Interest Expense. Non-interest expense increased $8.6 million, or 33.5%, to $34.3 million for the quarter ended September 30, 2004, compared to $25.7 million for the quarter ended September 30, 2003. For the three months ended September 30, 2004, compensation and benefits expense increased $3.7 million compared with the same period in 2003, primarily as a result of the addition of some staff from First Sentinel, increases in stock-based compensation and executive severance. Amortization of intangibles increased $1.1 million for the quarter ended September 30, 2004 compared with the same period in 2003, primarily as a result of amortization of the core deposit intangible recorded in connection with the First Sentinel acquisition. Additional increases in occupancy expense of $1.1 million, advertising expense of $791,000 and data processing expense of $490,000 for the quarter ended September 30, 2004, compared with the same period in 2003, were also due primarily to the acquisition and integration of the First Sentinel operations.

For the nine months ended September 30, 2004, non-interest expense decreased $10.9 million, or 11.1%, to $87.1 million compared to $98.0 million for the nine months ended September 30, 2003. A $24.0 million decrease in charitable contributions associated with the formation of The Provident Bank Foundation in early 2003 was partially offset by increases in compensation expense of $7.6 million, including stock-based compensation and executive severance. Advertising expense increased $2.3 million for the nine months ended September 30, 2004, compared with the same period in 2003, as a result of increased marketing efforts in support of the Company’s focus on core deposit and loan generation, as well as the cost of customer communications associated with the integration of the First Sentinel business. Occupancy expense increased $1.8 million for the nine months ended September 30, 2004, compared with the same period in 2003, primarily as a result of the additional 22 branch locations obtained through the First Sentinel acquisition. In addition, data processing costs increased $881,000 for the nine months ended September 30, 2004, compared with the same period in 2003, due primarily to the acquisition and integration of the First Sentinel operations.

Income Tax Expense. Income tax expense was $6.4 million for the quarter ended September 30, 2004, resulting in an effective tax rate of 32.4%, compared to $3.5 million for the quarter ended September 30, 2003, resulting in an effective tax rate of 29.8%. Income tax expense was $14.4 million for the nine months ended September 30, 2004, resulting in an effective tax rate of 30.9%, compared to $3.8 million for the nine months ended September 30, 2003, resulting in an effective tax rate of 26.5%. The increase in the effective tax rate for the third quarter of 2004 compared with the same period in 2003 was primarily due to the vesting of stock awards at a market price below the market value on the date of grant, resulting in the reversal of previously recognized tax benefit. The increase in the effective tax rate for the nine months ended September 30, 2004, compared with the same period in 2003, was further impacted by the income tax benefit realized in the first quarter of 2003 as a result of the contribution to The Provident Bank Foundation. The Internal Revenue Service (“IRS”) recently completed an examination of the Company’s Federal income tax returns for tax years 2000 and 2001. As a result of their examination, the IRS has issued a “no change” letter for tax years 2000 and 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative Analysis. Interest rate risk is the exposure of a Bank’s current and future earnings and capital arising from adverse movements in interest rates. The Company’s most significant risk exposure is interest rate risk. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, 20- and 30- year fixed-rate mortgage loans may be sold at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the prime rate, the federal funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. A consistent focus on core deposit accounts has led to a shift in the funding base to less interest rate sensitive liabilities. The Company’s ability to retain maturing certificate of deposit accounts is the result of its strategy to remain competitively priced within its marketplace, typically within the upper quartile of rates offered by its competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

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

The following sets forth the results of a twelve month net interest income projection model as of September 30, 2004 (dollars in thousands:

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$214,042	$15,388	7.75%
Static	198,655	—	—
+100	177,830	(20,825)	(10.48)
+200	156,109	(42,546)	(21.42)
+300	133,731	(64,924)	(32.68)

The preceding table indicates that as of September 30, 2004, in the event of an immediate and sustained 200 basis point increase in interest rates, based on a twelve month forward projection, net interest income would decrease 21.4% or $42.5 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 7.8% or $15.4 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2004 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change

-100	$1,461,784	$72,197	5.20%	21.18%	3.45%
Flat	1,389,587	—	—	20.47	—
+100	1,300,086	(89,501)	(6.44)	19.53	(4.61)
+200	1,210,286	(179,301)	(12.90)	18.54	(9.44)
+300	1,126,210	(263,377)	(18.95)	17.58	(14.13)

The above table indicates that as of September 30, 2004, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 12.9% or $179.3 million. If rates were to decrease 100 basis points, the model forecasts a 5.2% or $72.2 million increase in the present value of equity.

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

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company reported that after the completion of The Provident Bank’s (“Bank”) conversion from a mutual to stock savings bank, certain depositors of the Bank appealed the Order and Decision of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) approving the plan of conversion. The appeal In the Matter of the Decision of the Commissioner of Banking and Insurance dated November 8, 2002, Permitting the Conversion of The Provident Bank from a Mutual to Stock Savings Bank (Superior Court of New Jersey, Appellate Division/Docket Nos. A-2107-02T2 and A-2615-02T3) challenged the aggregate purchase limits on subscription rights contained in the Bank’s plan of conversion as approved by the Commissioner claiming that the limits violated the New Jersey Law Against Discrimination and state and federal law.

In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, the Company reported that the Appellate Division of the Superior Court of New Jersey dismissed the appeal as moot without reaching the merits of the depositors’ claims. On September 10, 2004 certain of the depositors filed a lawsuit (Stephen Royce et al. v. The Provident Bank et al., Docket No. HUD-L-4751-04) in the Superior Court of New Jersey against the Bank, the Company and certain members of the board of directors of the Company alleging facts similar to those raised in the appeal. The lawsuit, which seeks compensatory and punitive damages, asserts that purchase limitations contained in the Bank’s plan of conversion as approved by the Commissioner violated the New Jersey Law Against Discrimination and that the named directors, as well as the Bank and the Company, breached their fiduciary duty to the plaintiff depositors by approving the plan of conversion with the purchase limitations. The Company intends to defend this matter vigorously.

The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2002 that certain depositor plaintiffs filed a lawsuit in the United States District Court for the District of New Jersey (Bert Fingerhut et al. v. The Provident Bank et al., Civil Action No.02-5881) against the Bank, the Company and certain directors of the Company challenging the legality of purchase limitations contained in the Bank’s plan of conversion. The depositor plaintiffs sought injunctive relief that was denied by the Court. On October 1, 2004, the federal district court signed an order of voluntary dismissal of the Fingerhut case, without prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2004 through July 31, 2004	250,000	$17.28	250,000	3,367,695
August 1, 2004 through August 31, 2004	1,945,774	17.53	1,945,774	1,421,921
September 1, 2004 through September 30, 2004	684,000	17.84	684,000	737,921
Total	2,879,774	$17.58	2,879,774

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.*

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers*

10.3	Amended and Restated Employee Savings Incentive Plan, as amended**

10.4	Amendment No. 1 to the Employee Stock Ownership Plan**

10.5	Amended and Restated Supplemental Executive Retirement Plan**

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended**

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended*

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan**

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended*

10.10	Voluntary Bonus Deferral Plan, as amended*

10.11	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended**

10.12	First Savings Bank Directors’ Deferred Fee Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to Provident Financial Services, Inc.’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).
**	Filed as exhibits to Provident Financial Services, Inc.’s June 30, 2004 Quarterly Report on Form 10-Q with the Securities and Exchange Commission. (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: November 9, 2004	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer