Form 10-K
period 2004-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2005-03-16
CIK 1178970

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 2004

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

As of March 1, 2005, there were 74,310,964 shares of the Registrant’s Common Stock outstanding, including 756,474 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of March 1, 2005, as quoted by the NYSE, was $1.3 billion.

PROVIDENT FINANCIAL SERVICES, INC.

Forward Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Provident Financial Services, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

PART I

Item 1. Business

Provident Financial Services, Inc.

The Company is a Delaware corporation which, on January 15, 2003, became the holding company for The Provident Bank (the “Bank”), following the completion of the conversion of the Bank to a stock chartered savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.

On December 22, 2003, the Company entered into an agreement and plan of merger under which First Sentinel Bancorp, Inc. (“First Sentinel”) merged with and into the Company and First Savings Bank, the wholly owned subsidiary of First Sentinel, merged with and into the Bank. The Company completed the acquisition of First Sentinel and the merger of First Savings Bank, with and into the Bank as of the close of business July 14, 2004.

At December 31, 2004, the Company had total assets of $6.43 billion, net loans of $3.67 billion, total deposits of $4.05 billion, and total stockholders’ equity of $1.14 billion. The Company’s mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and the Company’s telephone number is (201) 333-1000.

The Provident Bank

Originally established in 1839, the Bank is a New Jersey chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Bank is a community- and customer-oriented bank operating 78 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union, which we consider our primary market area. As part of its “Customer-Centric Strategy,” the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its markets. The Bank attracts deposits from the general public in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

The following are highlights of The Provident Bank’s operations:

Diversified Loan Portfolio. In order to improve asset yields and reduce its exposure to interest rate risk, the Bank diversifies its loan portfolio by emphasizing the origination of commercial mortgage and commercial business loans. These loans generally have adjustable interest rates that initially are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans also generally have a higher risk of loss than single-family residential mortgage loans.

Asset Quality. As of December 31, 2004, non-performing assets were $6.3 million or 0.10% of total assets compared to $6.2 million or 0.14% of total assets at December 31, 2003. The Bank’s asset quality reflects its focus on underwriting criteria and on aggressive collection and charge-off efforts. The levels of commercial mortgage and commercial business loans, the limited seasoning of these portfolios and the relatively large credit concentrations, increase the Bank’s credit risk.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes growth in core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $2.66 billion at December 31, 2004, representing 65.6% of total deposits. The Bank has also focused on increasing the number of households and businesses served and the number of bank products per customer through a commitment to its brand promise — “Hassle-Free Banking for Busy People.”

Increasing Non-Interest Income. The Bank’s emphasis on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. A primary source of the Bank’s non-interest income is derived from fees on core deposit accounts. Total non-interest income increased to $29.2 million for the year ended December 31, 2004, from $23.8 million for the year ended December 31, 2003, and fee income on deposit accounts increased to $20.4 million for the year ended December 31, 2004 from $16.3 million for the year ended December 31, 2003. The Bank has also focused on expanding products and services to generate additional non-interest income by offering investment products, estate management and trust services.

Managing Interest Rate Risk. Although the Bank’s liabilities are more sensitive to changes in interest rates than its assets, the Bank manages its exposure to interest rate risk by emphasizing the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2004, 52.4% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2004, the Bank’s securities portfolio totaled $1.85 billion and had an average expected life of 3.37 years (excluding equity securities).

Acquisition and Capital Management. The Company completed its acquisition of First Sentinel on July 14, 2004. The fair value of net assets acquired was $602.4 million at the acquisition date. The aggregate consideration paid in the merger consisted of $251.9 million in cash and 18,540,662 shares of the Company’s common stock. The Company repurchased $74.5 million of its common stock and paid cash dividends totaling $14.9 million in 2004.

Expansion of Retail Banking Franchise. In addition to 22 full service branches added through the First Sentinel acquisition, the Bank further expanded its retail banking franchise by opening two de novo branches in 2004.

Available Information. Provident Financial Services, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All filed SEC reports and interim filings can also be obtained from the Bank’s website, www.providentnj.com, on the “Investor Relations” page, without charge from the Company.

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2004, the Bank operated a network of 78 branch offices throughout ten counties in northern and central New Jersey, comprised of 16 offices in Hudson County, four in Bergen, six in Essex, one in Mercer, 23 in Middlesex, 11 in Monmouth, two in Morris, six in Ocean, six in Somerset and three in Union Counties. First Sentinel’s former headquarters in Woodbridge, New Jersey has been transformed into The Provident Loan Center, providing greater convenience to our customers and facilitating effective deployment of our lending team. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s ten county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population estimates as of 2003, the Bank’s ten-county market area has a population of 5.9 million, which was 68.8% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, because of its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the New Jersey Department of Labor, employment trends in northern New Jersey through September of 2004 have indicated a pattern of overall job growth, with the biggest gains occurring in the Middlesex-Somerset-Hunterdon and Jersey City labor areas.

Within its ten county market area the Bank has an approximate 2.44% share of bank deposits as of June 30, 2004, the latest date for which statistics are available, and an approximate 1.96% deposit share of the New Jersey market statewide.

COMPETITION

The Company and the Bank face intense competition both in originating loans and attracting deposits. The Northern and Central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Company and the Bank face direct competition for loans from each of these institutions as well as from the mortgage companies, mortgage brokers and other loan origination firms operating in our market area. The Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in the market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than the Bank and offer services, such as private banking, that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchase of short-term money market securities and other corporate and government securities.

The Bank expects to compete in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through its investment subsidiary. Relationships with customers are built and maintained through the Bank’s branch network, its deployment of branch and off-site ATMs, and continuing development of its telephone and web-based banking services.

LENDING ACTIVITIES

Historically, the Bank’s principal lending activity has been the origination of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within its primary market area. Since 1997, the Bank has taken a more balanced approach to the composition of the loan portfolio by increasing its emphasis on originating commercial real estate loans and commercial business loans. During the third quarter of 2003, the Bank made a strategic decision to de-emphasize mortgage warehouse lending. In the fourth quarter of 2003, substantially all of the mortgage warehouse loans were sold to another financial institution and the proceeds were temporarily invested in residential mortgages.

Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). To manage interest rate risk, the Bank generally sells the 20-year and 30-year fixed-rate residential mortgages that it originates. The Bank retains a majority of the originated adjustable rate mortgages for its portfolio.

The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family residences, office buildings, and retail and industrial properties. In order to limit exposure to interest rate risk, the Bank generally adjusts the interest rate following an initial five-year period in the majority of the commercial real estate loans it originates.

The Bank provides construction loans for both single family and condominium projects intended for sale and projects that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank manages its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

The Bank originates consumer loans that are secured in most cases by a borrower’s assets. Home equity loans and home equity lines of credit that are primarily secured by a second mortgage lien on the borrower’s residence comprise the largest category of the Bank’s consumer loan portfolio. The Bank’s consumer loan portfolio also includes marine loans that are secured by a first lien on recreational boats. The marine loans are generated by boat dealers located on the Atlantic Coast of the United States. In addition the Bank finances auto loans, which are generated by dealers in the New York metropolitan area. To a lesser extent, the Bank originates personal unsecured loans, primarily as an accommodation to customers. All loans, whether originated directly or purchased, are underwritten to the Bank’s lending standards.

Commercial loans are loans to businesses of varying size and type within the Bank’s market. The Bank’s underwriting standards for commercial loans less than $100,000 utilize an industry-recognized automated credit scoring system. The Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On occasion, the Bank makes unsecured commercial loans. Most commercial loans are made on a floating interest rate basis and fixed interest rates are rarely offered for more than five years.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,866,614	50.81%	$1,044,788	47.13%	$699,469	34.43%	$795,442	39.88%	$905,825	46.33%
Commercial mortgage loans	685,330	18.66	449,092	20.26	444,249	21.86	412,280	20.67	380,237	19.45
Multi-family mortgage loans	86,292	2.35	90,552	4.08	77,006	3.79	95,456	4.78	95,387	4.88
Construction loans	188,902	5.14	99,072	4.47	96,028	4.73	80,717	4.05	75,980	3.89

Total mortgage loans	2,827,138	76.96	1,683,504	75.94	1,316,752	64.81	1,383,895	69.38	1,457,429	74.55

Mortgage warehouse loans	—	—	4,148	0.19	276,383	13.60	167,905	8.42	66,949	3.42
Commercial loans	353,626	9.63	246,606	11.12	183,410	9.03	141,491	7.09	121,540	6.22
Consumer loans	514,296	14.00	300,825	13.57	275,812	13.57	322,219	16.15	328,831	16.82

Total other loans	867,922	23.63	551,579	24.88	735,605	36.20	631,615	31.66	517,320	26.46

Premium on purchased loans	14,421	0.39	5,411	0.24	2,123	0.10	2,566	0.13	3,264	0.17
Discount on purchased loans	(1,309)	(0.04)	(1,547)	(0.07)	—	—	—	—	—	—
Net deferred fees	(961)	(0.02)	(1,580)	(0.07)	(1,625)	(0.08)	(1,531)	(0.07)	(2,823)	(0.15)

Allowance for loan losses	(33,766)	(0.92)	(20,631)	(0.92)	(20,986)	(1.03)	(21,909)	(1.10)	(20,198)	(1.03)

Total loans, net	$3,673,445	100.0%	$2,216,736	100.0%	$2,031,869	100.0%	$1,994,636	100.00%	$1,954,992	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2004, regarding the maturities of loans in our loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$4,084	$13,715	$24,432	$135,533	$764,473	$924,377	$1,866,614
Commercial mortgage loans	19,265	40,353	74,920	438,110	100,086	12,596	685,330
Multi-family mortgage loans	—	4,699	3,753	55,175	18,953	3,712	86,292
Construction loans	83,869	89,273	15,760	—	—	—	188,902

Total mortgage loans	107,218	148,040	118,865	628,818	883,512	940,685	2,827,138

Commercial loans	129,673	54,327	35,287	109,803	23,357	1,179	353,626
Consumer loans	115,260	10,740	82,753	84,921	220,517	105	514,296

Total loans	$352,151	$213,107	$236,905	$823,542	$1,127,386	$941,969	$3,695,060

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2004, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2005. Adjustable and floating rate loans are included based on contractual maturities.

	Due After December 31, 2005
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$1,006,892	$855,638	$1,862,530
Commercial mortgage loans	271,097	394,967	666,064
Multi-family mortgage loans	43,956	42,336	86,292
Construction loans	7,805	97,228	105,033

Total mortgage loans	1,329,750	1,390,169	2,719,919

Commercial loans	60,191	163,763	223,954
Consumer loans	370,522	28,514	399,036

Total loans	$1,760,463	$1,582,446	$3,342,909

Residential Mortgage Lending. A principal lending activity of the Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. Residential mortgage lending represents the largest single component of the total loan portfolio. As of December 31, 2004, $1.87 billion or 50.5% of the total portfolio consisted of one- to four-family real estate loans. Of the one- to four-family loans at that date, 54.2% were fixed-rate and 45.8% were adjustable rate loans.

The Bank originates fixed-rate fully amortizing residential mortgage loans, with the principal and interest due each month, that have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. Adjustable-rate mortgage loans are offered with a fixed-rate period of 1, 3, 5, 7 or 10 years prior to the first annual interest rate adjustment. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2¾%, adjusting annually with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.

The residential mortgage portfolio is primarily underwritten to Freddie Mac and Fannie Mae standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 100% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more, as well as loans with a loan to value ratio of 97% or more, are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in our portfolio generally include loans with a term of 15 years or less and biweekly payment loans with a term of 20 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.

Loans sold are done so without recourse with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2004, approximately $86.7 million or 61.3% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2004 were long-term fixed-rate mortgages.

The retention of adjustable-rate mortgages, as opposed to longer term, fixed-rate residential mortgage loans, in the Bank’s loan portfolio helps reduce the Bank’s exposure to interest rate risk. However, adjustable-rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. In order to minimize this risk, borrowers of one- to four-family one year adjustable-rate loans are qualified at the maximum rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less onerous than the interest rate risks associated with holding 20- and 30-year fixed-rate loans in the loan portfolio.

The Bank has for many years offered discounted rates for low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $81.5 million. The Bank also offers a special rate program for first time homebuyers under which originations have totaled over $56.0 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. Commercial real estate and construction loans have decreased to 25.9% of the portfolio at December 31, 2004, from 28.6% of the portfolio at December 31, 2003, largely as a result of the acquisition of First Sentinel, which had a more heavily retail-weighted loan portfolio. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

The Bank originates adjustable rate loans and loans with fixed interest rates for a period that is generally five or fewer years, which then adjust after the initial period. Typically the loans are written for maturities of ten years or less and have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and contacts in the commercial real estate market.

Among the reasons for the Bank’s continued emphasis on commercial real estate lending is the desire to invest in assets bearing interest rates that are generally higher than interest rates on residential mortgage loans and are more sensitive to changes in market interest rates. Commercial real estate loans, however, entail significant additional credit risk as compared to one- to four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank attempts to understand and control the risk in several ways including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is appropriate, the Bank employs environmental experts to inspect the property and ascertain any environmental risks.

The Bank requires a full independent appraisal for commercial real estate. The appraiser must be selected from an approved list. The Bank also employs an independent review appraiser to verify that the appraisal meets the Bank’s standards. The underwriting guidelines generally provide that the loan to value ratio shall not exceed 75% of the appraised value and the debt service coverage should be at least 1.20 times. In addition, financial statements are required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $1,000,000 be completed at least every 18 months.

The Bank’s largest commercial real estate loan as of December 31, 2004 was a $25.0 million loan secured by an established, 378 room, full service hotel in Elizabeth, New Jersey. The Bank’s share of the total loan commitment is $20.0 million with $18.5 million outstanding at December 31, 2004. A participation in the remaining $5.0 million commitment was sold to another lending institution. The loan was performing in accordance with its terms and conditions as of December 31, 2004.

Multi-family Lending. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank classifies multi-family lending as a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans.

Mortgage Warehouse Loans. In the third quarter of 2003, the Bank made a strategic decision to de-emphasize mortgage warehouse lending and in November 2003, sold substantially all of the mortgage warehouse loan portfolio to another financial institution. At December 31, 2004, the Company had no outstanding mortgage warehouse loans.

Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank offers commercial loans for equipment purchases, lines of credit or letters of credit, as well as loans where the borrower is the sole occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial loans are fully amortized over a five-year period.

The Bank also underwrites Small Business Administration guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support.

The underwriting of a commercial loan is based upon a review of the financial statements of the prospective borrower and guarantors. In most cases the Bank obtains a general lien on accounts receivable and inventory, along with the specific collateral such as real estate or equipment, as appropriate.

For commercial loans less than $100,000, the Bank uses an automated underwriting system, which includes a nationally-recognized credit scorecard to assist in our decision-making process. For larger commercial loans, a traditional approach of reviewing all the financial information and collateral in greater detail by seasoned lenders is utilized.

Commercial business loans generally bear higher interest rates than residential loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $35.0 million participation in a $500.0 million syndicated line of credit secured by an assignment of residential mortgage loans. As of December 31, 2004, the Bank’s outstanding balance was $21.4 million and the credit was performing in accordance with its terms and conditions.

Construction Loans. Over the last five years the Bank has expanded its activities in commercial construction lending. Commercial construction lending includes both new construction of residential and commercial real estate projects and the reconstruction of existing structures.

The Bank’s commercial construction financing takes two forms: projects for sale (single family/condominiums) and projects that are constructed for investment purposes (rental property). In order to mitigate the speculative nature of construction loans, the Bank generally requires significant pre-leasing on rental properties and requires that a percentage of the single-family residences or condominiums to be under contract to support construction loan advances.

The Bank underwrites most construction loans for a term of three years or less. The majority of the Bank’s construction loans are floating-rate loans with a maximum 75% loan-to-value ratio for the completed project. The Bank employs professional engineering firms to assist in the review of construction cost estimates and make site inspections to determine if the work has been completed prior to the advance of funds for the project.

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

For all construction loans, the Bank requires an independent appraisal, which includes information on market rents and/or comparable sales and competing projects. We also attempt to procure personal guarantees and conduct environmental due diligence as appropriate.

The Bank also attempts to control the risk of the construction lending process by other means. For single family/condominium financing, the Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit. On commercial construction projects that the developer holds for rental, the Bank typically holds back funds for tenant improvements until a signed lease is executed.

The Bank’s largest construction loan as of December 31, 2004 was a $52.0 million construction/permanent mortgage loan secured by a 100% pre-leased, owner occupied, medical office facility located in Berkeley Heights, New Jersey. The Bank’s share of the total loan commitment is $25.0 million with zero outstanding at December 31, 2004. A participation in the remaining $27.0 million commitment was sold to another lending institution. The loan was performing in accordance with its terms and conditions as of December 31, 2004.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Home equity loans and home equity lines of credit constituted 64.1% of the consumer loan portfolio as of December 31, 2004. Indirect marine loans comprised 19.8% of the consumer loan portfolio as of December 31, 2004, and indirect auto loans comprised 13.6% of the consumer loan portfolio at December 31, 2004. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and we provide lines of credit up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2004 were $282.6 million and $108.4 million respectively.

The Bank originates a majority of its home equity loans and lines directly. The Bank also purchases marine and auto loans from established dealers and brokers located on the East Coast of the United States, which are underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $1,000,000. All marine loans are collateralized by a first lien on the vessel. The maximum automobile loan is $60,000. All automobile loans are collaterized by a first lien on the automobile.

The Bank’s consumer loan portfolio contains other type of loans such as loans on motorcycles, recreational vehicles and personal loans, which represent 2.5% of the portfolio. Personal unsecured loans are originated primarily as an accommodation to existing customers.

Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats and recreational vehicles. Collateral repossessed by the Bank for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, and this is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, and Repayments. The following table sets forth our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Originations:
Residential mortgage	$141,338	$397,706	$296,161
Commercial mortgage	120,286	76,361	113,687
Multi-family mortgage	901	37,315	6,935
Construction	125,406	77,952	80,514
Commercial	334,844	166,654	125,114
Consumer	244,938	198,433	101,946

Subtotal of loans originated	967,713	954,421	724,357
Mortgage warehouse	3,020	2,898,507	2,620,210
Loans purchased	322,011	352,233	—

Total loans originated	1,292,744	4,205,161	3,344,567

Loans acquired from First Sentinel:
Residential mortgage	720,875	—	—
Commercial mortgage	223,543	—	—
Multi-family mortgage	7,650	—	—
Construction	124,210	—	—
Commercial	7,204	—	—
Consumer	119,704	—	—

Total loans acquired from First Sentinel	1,203,186	—	—

Loans sold or securitized	86,695	16,145	79,129

Repayments:
Residential mortgage	276,411	394,693	385,060
Commercial mortgage	107,591	64,945	88,292
Multi-family mortgage	12,812	23,769	25,448
Construction	159,785	74,908	65,203
Commercial	233,576	110,032	83,825
Consumer	147,736	167,217	139,316

Subtotal of loan repayments	937,911	835,564	787,144
Mortgage warehouse loans	7,167	3,170,741	2,511,769

Total repayments	945,078	4,006,305	3,298,913

Total reductions	1,031,773	4,022,450	3,378,042

Other items, net (1)	5,687	(2,584)	(15,418)

Net increase (decrease)	$1,469,844	$180,127	$(48,893)

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

Loan Approval Procedures and Authority. The Bank’s Board of Directors approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The loan policy sets the Bank’s lending authority for each type of loan. The Bank’s individual lending officers are assigned dollar authority limits based upon their experience and expertise.

The largest individual lending authority is $5.0 million, which only our Chief Executive Officer and Chief Lending Officer have. Loans in excess of $5.0 million, or which when combined with existing credits of the borrower or related borrowers exceed $5.0 million, are presented to the management Credit Committee. The Credit Committee consists of six senior officers and requires a majority vote for credit approval. The Credit Committee has a $15.0 million approval authority and the Loan Committee of the Board of Directors of the Bank has approval authority exceeding $15.0 million. All credit approvals by the Loan Committee are reported to the Board of Directors of the Bank.

The Bank has adopted a risk rating system as part of the risk assessment of the loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Loan Quality and Risk Rating Committee meets to review and change, where appropriate, all loans rated a “watch” or worse. In addition, the Loan Review Department, which is independent of the lending areas, validates the risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is fifteen percent of unimpaired capital and surplus. As of December 31, 2004, the regulatory lending limit was $79.9 million. The Bank’s internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $60.0 million for loans with a risk rating of 2 or better, $55.0 million for loans with a risk rating of 3 and $45.0 million for loans with a risk rating of 4.

The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2004, the Bank’s largest client relationship with an individual borrower and related entities was $49.3 million, consisting of commercial real estate and term loans for several well-established skilled nursing facilities operating in the State of New Jersey. This relationship was performing in accordance with its terms and conditions as of December 31, 2004.

As of December 31, 2004, the Bank had $594.7 million in loans outstanding to its 50 largest borrowers and their related entities.

ASSET QUALITY

General. One of the Bank’s key objectives has been and continues to be to maintain a high level of asset quality. In addition to maintaining sound credit standards for new loan originations, the Bank employs proactive collection and workout processes in dealing with delinquent or problem loans. The Bank actively markets properties that it may acquire through foreclosure or otherwise in the loan collection process.

Collection Procedures. In the case of residential mortgage and consumer loans the collections personnel in the Bank’s Asset Recovery Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency generated by our system, telephone calls, letters and other notices to the delinquent borrower. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after the loan is delinquent. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four- family mortgage loans follow the collection guidelines outlined by those agencies.

Real estate and other assets taken by foreclosure or in connection with a loan workout are held as foreclosed assets. The Bank carries other real estate owned and other foreclosed assets at their fair market value less estimated selling costs. The Bank attempts to sell the property at foreclosure sale or as soon as practical after the foreclosure sale through a proactive marketing effort.

The collection procedures for commercial real estate and commercial loans include sending periodic late notices and letters to a borrower once a loan is past due. The Bank attempts to make direct contact with a borrower once a loan is 16 days past due, usually by telephone. The Chief Lending Officer reviews all commercial real estate and commercial loan delinquencies on a weekly basis. Delinquent commercial real estate and commercial loans will be transferred to the Asset Recovery Department for further action if the delinquency is not cured within a reasonable period of time, typically 60 to 90 days. The Chief Lending Officer has the authority to transfer performing commercial real estate or commercial loans to the Asset Recovery Department if, in his opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectible are proposed for charge-off on a monthly basis. The charge-off recommendation is then submitted to the Chief Lending Officer, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for approval.

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Lending Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2004, there were five impaired loans totaling $862,000.

Accruing income is stopped on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. When the accrual of interest on a loan is stopped, the loan is designated as a non-accrual loan and the outstanding interest previously credited is reversed. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

Federal and state regulations as well as the Bank’s policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. Under this internal risk rating system, the Bank currently classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” the Bank establishes a specific allowance for loan losses in an amount deemed prudent by management. When the Bank classifies one or more assets, or portions thereof, as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

The determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin, referred to as SAB, No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.” The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council, referred to as FFIEC, issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Bank and Savings Institutions” (Policy Statement). Management believes that the Company’s documentation relating to the allowance for loan loss is consistent with these pronouncements. Although management believes that, based on information currently available to it at this time, the allowance for loans losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Assets are classified in accordance with the management guidelines described above. At December 31, 2004, $23.6 million of assets were classified as “substandard” which consisted of $4.2 million in residential loans, $1.6 million in commercial mortgage loans, $15.7 million in commercial loans, $1.1 million in consumer loans and $1.0 million in multi-family loans. At that same date, no loans were classified as “doubtful” and $207,000 of loans were classified as “loss”. In addition, as of December 31, 2004 $10.1 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2004				At December 31, 2003				At December 31, 2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	29	$2,577	41	$4,184	48	$4,408	43	$3,395	25	$1,357	59	$4,073
Commercial mortgage loans	—	—	—	—	—	—	1	151	—	—	2	2,682
Multi-family mortgage loans	—	—	—	—	—	—	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—	1	217	—	—	—	—

Total mortgage loans	29	2,577	41	4,184	48	4,408	45	3,763	25	1,357	61	6,755

Mortgage warehouse loans	—	—	—	—	—	—	1	223	—	—	—	—
Commercial loans	6	289	5	862	17	1,781	4	1,016	1	25	1	34
Consumer loans	59	1,082	53	1,149	317	2,919	75	1,126	119	1,515	141	1,723

Total loans	94	$3,948	99	$6,195	382	$9,108	125	$6,128	145	$2,897	203	$8,512

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were no troubled debt restructurings as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at any of the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$4,184	$3,395	$4,073	$4,171	$2,413
Commercial mortgage loans	—	151	2,682	345	144
Multi-family mortgage loans	—	—	—	—	25
Construction loans	—	217	—	1,071	5,166
Mortgage warehouse loans	—	223	—	—	—
Commercial loans	862	1,016	34	1,084	274
Consumer loans	1,149	1,126	1,723	1,413	1,458

Total non-accruing loans	6,195	6,128	8,512	8,084	9,480
Accruing loans delinquent 90 days or more	—	—	—	—	—

Total non-performing loans	6,195	6,128	8,512	8,084	9,480
Foreclosed assets	140	41	—	—	204

Total non-performing assets	$6,335	$6,169	$8,512	$8,084	$9,684

Total non-performing assets as a percentage of total assets	0.10%	0.14%	0.22%	0.28%	0.37%

Total non-performing loans to total loans	0.17%	0.27%	0.41%	0.40%	0.48%

Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $274,000 during the year ended December 31, 2004. At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects an evaluation of the probable incurred losses in the loan portfolio. The allowance for loan losses is maintained through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where it is determined the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

Management’s evaluation of the adequacy of the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing loan risk ratings include the following:

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal risk rating system which is a nine point rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department of the Finance Division and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

Based upon market conditions and the Bank’s historical experience dealing with problem credits, the reserve factor for each risk rating by type of loan is established based on estimates of probable losses in the loan portfolio. In addition reserve factors are established for unused lines and anticipated closings and projected growth. The Bank uses a five-year moving average of charge-off and recovery experience as a tool to assist in the development of the reserve factors in determining the provision for loan losses.

The reserve factors applied to each loan risk rating are inherently subjective in nature. Reserve factors are assigned to each of the risk rating categories. This methodology permits adjustments to the allowance for loan losses in the event that, in management’s judgment, significant conditions impacting the credit quality and collectibility of the loan portfolio as of the evaluation date are not otherwise adequately reflected in the analysis.

The provision for loan losses is established after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan delinquency trends and peer group analysis. As a result of this process, management has established an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses is warranted based on factors such as the geographic concentration of our loan portfolio and the losses inherent in commercial lending, as these types of loans are typically riskier than residential mortgages.

Based on the composition of the loan portfolio, management believes the primary risks inherent in the portfolio are possible increases in interest rates, a possible decline in the economy and a possible decline in real estate market values. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$20,631	$20,986	$21,909	$20,198	$18,794

Charge offs:
Residential mortgage loans	71	1,070	333	411	770
Commercial mortgage loans	—	—	—	208	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	12,500	—	—
Commercial loans	1,671	1,904	1,859	46	845
Consumer loans	4,619	1,412	228	297	194

Total	6,361	4,386	14,920	962	1,809

Recoveries:
Residential mortgage loans	186	1,523	271	256	315
Commercial mortgage loans	—	—	—	168	289
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	—	—
Commercial loans	432	772	451	201	265
Consumer loans	2,353	576	475	148	284

Total	2,971	2,871	1,197	773	1,153

Net charge-offs	3,390	1,515	13,723	189	656
Provision for loan losses	3,600	1,160	12,800	1,900	2,060
Allowance of acquired institution	12,925	—	—	—	—

Balance at end of period	$33,766	$20,631	$20,986	$21,909	$20,198

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.08%	0.70%	0.01%	0.03%

Allowance for loan losses to total loans	0.91%	0.92%	1.02%	1.09%	1.02%

Allowance for loan losses to non-performing loans	545.06%	336.67%	246.55%	271.02%	213.06%

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$3,000	50.53%	$1,804	46.78%	$1,447	34.08%	$1,598	39.43%	$1,464	45.83%
Commercial mortgage loans	7,893	18.49	4,898	20.11	4,898	21.65	5,436	20.44	4,695	19.25
Multi-family mortgage loans	930	2.33	932	4.05	745	3.75	992	4.73	993	4.83
Construction loans	2,918	5.10	1,595	4.44	1,247	4.68	1,528	4.00	1,981	3.85
Mortgage warehouse loans	—	—	43	0.18	3,408	13.47	2,612	8.33	1,155	3.39
Commercial loans	7,400	9.54	5,278	11.04	2,708	8.94	2,281	7.02	1,744	6.15
Consumer loans	5,889	14.01	3,385	13.40	3,507	13.43	3,615	16.05	3,805	16.70
Unallocated	5,736	—	2,696	—	3,026	—	3,847	—	4,361	—

Total	$33,766	100.00%	$20,631	100.00%	$20,986	100.00%	$21,909	100.00%	$20,198	100.00%

INVESTMENT ACTIVITIES

General. The investment policy for the Bank and the Company is approved annually by the Board of Directors. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the investment policy and establish investment strategies. The President, Chief Financial Officer, Treasurer and Assistant Treasurer are authorized to make investment decisions consistent with the investment policy. Investment transactions for the Bank are reported to the Board of Directors of the Bank on a monthly basis.

The investment policy is designed to generate a favorable rate of return, consistent with established guidelines for liquidity, safety and diversification, and to complement the lending activities of the Bank. Investment decisions are made in accordance with the policy and are based on credit quality, interest rate risk, balance sheet composition, market expectations, liquidity, income and collateral needs.

The investment policy does not currently permit participation in hedging programs, interest rate swaps, options or futures transactions or the purchase of any securities that are below investment grade.

The investment strategy is to maximize the return on the investment portfolio consistent with guidelines that have been established for liquidity, safety, duration and diversification. The investment strategy also considers the Bank’s and the Company’s interest rate risk position as well as liquidity, loan demand and other factors. Acceptable investment securities include U. S. Treasury and Agency obligations, collateralized mortgage obligations (“CMOs”), corporate debt obligations, New Jersey municipal bonds, mortgage-backed securities, commercial paper, mutual funds, bankers acceptances and federal funds. Securities purchased for the investment portfolio require a minimum credit rating of “A” by Moody’s or Standard & Poor’s.

Securities for the investment portfolio are classified as held to maturity, available for sale or held for trading. Securities that are classified as held to maturity are securities that the Bank or the Company has the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale are reported at fair value. Available for sale securities include U.S. Treasury and Agency Obligations, U.S. Agency and privately issued CMOs, corporate debt obligations and equities. Sales of securities may occur from time to time in response to changes in market rates and to facilitate balance sheet reallocation to effectively manage interest rate risk. At the present time there are no securities that are classified as held for trading.

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, we try to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, our strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. All privately issued CMOs in the investment portfolio are rated “AAA.”

Amortized Cost and Fair Value of Securities. The following tables sets forth certain information regarding the amortized cost and fair values of our securities as of the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$229,001	$230,115	$305,496	$308,366	$94,268	$98,582
State and municipal obligations	215,858	219,182	212,293	216,063	121,851	122,853
Equity securities	774	774	—	—	—	—

Total held-to-maturity	$445,633	$450,071	$517,789	$524,429	$216,119	$221,435

Available for Sale:
U.S. Treasury obligations	$95,887	$95,312	$120,913	$121,580	$305,504	$307,178
State and municipal obligations	10,876	10,942	—	—	—	—
Mortgage-backed securities	1,167,838	1,169,087	874,401	873,933	596,043	607,198
FHLMC obligations	1,971	2,008	—	—	24,951	24,954
FNMA obligations	—	—	5,000	5,036	104,866	105,088
FHLB obligations	—	—	—	—	79,872	80,009
Corporate obligations	90,735	92,495	104,818	109,877	109,807	116,334
Equity securities	32,864	36,496	35,802	41,403	960	1,357

Total available for sale	$1,400,171	$1,406,340	$1,140,934	$1,151,829	$1,222,003	$1,242,118

Average expected life of securities(1)	3.37 years		3.96 years		1.86 years

(1)	Average expected life is based on prepayment assumptions utilizing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2004:
FNMA	$683,585	$683,794
FHLMC	617,330	617,898

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2004. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2004
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$229,001	4.71%	$229,001	4.71%
State and municipal obligations	9,268	3.13	27,452	4.09	102,914	3.75	76,134	3.86	215,858	3.80

Total held-to-maturity	$9,268	3.13%	$27,542	4.09%	$102,914	3.75%	$305,135	4.50%	$444,859	4.27%

Available for sale:
U.S. Treasury obligations	$14,899	1.87%	$80,413	2.37%	$—	—	$—	—	$95,312	2.29%
State and municipal obligations	314	2.97	1,615	3.23	9,013	4.40	—	—	10,942	4.19
Mortgage-backed securities	—	—	11,625	4.56	168,419	4.18	989,043	4.22	1,169,087	4.22
FHLMC obligations	—	—	—	—	2,008	5.33	—	—	2,008	5.33
Corporate obligations	29,574	5.17	62,921	4.91	—	—	—	—	92,495	4.99

Total available for sale	$44,787	4.06%	$156,574	3.56%	$179,440	4.21%	$989,043	4.22%	$1,369,844	4.14%

(1)	Yields are not tax equivalent.

SOURCES OF FUNDS

General. Primary sources of funds consist of principal and interest cash flows received from loans and mortgage-backed securities, contractual maturities on investments, deposits, Federal Home Loan Bank (“FHLB”) advances and proceeds from sales of loans and investments. These sources of funds are used for lending, investing and general corporate purposes, including acquisitions and common stock repurchases.

Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers IRA and KEOGH accounts. Business customers are offered several checking account and savings plans, cash management services, payroll origination service, escrow account management and Master Card business cards. The Bank’s customer relationship management strategy focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding our branch locations. In order to attract and retain deposits the Bank offers competitive rates, quality customer service and offers a wide variety of products and services that meet customers’ needs, including online banking. The Bank has no brokered deposits.

Deposit pricing strategy is monitored monthly by a management Asset/Liability Committee. Deposit pricing is set weekly by the Treasury Department. When considering deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 65.6% of total deposits at December 31, 2004 and 65.4% of total deposits at December 31, 2003. As of December 31, 2004 and December 31, 2003, time deposits maturing in less than one year amounted to $960.0 million and $709.1 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2004.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit of $100,000 or more	$75,004	$42,267	$33,422	$102,331	$253,024
Certificates of deposit less than $100,000	333,950	258,864	216,455	332,902	1,142,171

Total of certificates of deposit	$408,954	$301,131	$249,877	$435,233	$1,395,195

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2004						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2004	2003	2002
	(In thousands)
Rate:
0.00 to 0.99%	$7,095	$—	$253	$—	$—	$—	$7,348	$745	$—
1.00 to 2.00%	802,595	9,843	18	62	—	43	812,561	632,086	$172,988
2.01 to 3.00%	96,719	127,248	23,849	3,297	18	—	251,131	114,800	590,721
3.01 to 4.00%	22,903	4,310	26,884	29,470	38,257	7,285	129,109	104,939	123,144
4.01 to 5.00%	16,030	12,989	36,195	11,449	47,433	11,056	135,152	56,325	97,520
5.01 to 6.00%	5,206	11,346	4,472	2,188	2,932	14,699	40,843	20,954	45,371
6.01 to 7.00%	9,373	593	5,495	228	550	2,647	18,886	3,232	21,737
Over 7.01%	41	0	1	34	14	75	165	30	28

Total	$959,962	$166,329	$97,167	$46,728	$89,204	$35,805	$1,395,195	$933,111	$1,051,509

Borrowed Funds. At December 31, 2004, the Bank had $1.12 billion of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage related securities.

As a member of the Federal Home Loan Bank of New York, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$768,858	$626,665	$267,114
FHLB line of credit	70,000	65,000	—
Securities sold under agreements to repurchase	493,409	54,580	55,967

Average Balance:
FHLB advances	680,297	514,914	157,300
FHLB line of credit	9,899	3,603	—
Securities sold under agreements to repurchase	254,185	49,215	47,600

Weighted Average Interest Rate:
FHLB advances	3.04%	2.91%	3.88%
FHLB line of credit	1.05	1.11	—
Securities sold under agreements to repurchase	2.48	0.84	1.50

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB advances	$700,678	$626,665	$267,114
FHLB line of credit	—	65,000	—
Securities sold under agreements to repurchase	465,386	44,663	55,967

Total borrowings	$1,166,064	$736,328	$323,081

Weighted average interest rate of FHLB advances	3.14%	2.87%	3.88%

Weighted average interest rate of FHLB line of credit	—	1.05%	—

Weighted average interest rate of securities sold under agreements to repurchase	2.78%	0.76%	1.50%

FINANCIAL MANAGEMENT AND TRUST SERVICES

The Bank offers a full range of trust and financial management services primarily to individuals. These services include wealth management services, such as investment management and investment advisory accounts, as well as custody accounts. The Bank also serves as trustee for living and testamentary trusts. Trust officers also provide estate settlement services when the Bank has been named executor or guardian of an estate. At December 31, 2004, the book value of assets under administration was $206.2 million and the number of accounts under administration was 593.

SUBSIDIARY ACTIVITIES

Provident Investment Services, Inc. is a wholly-owned subsidiary of the Bank. It was established as a New Jersey corporation to provide life and health insurance in the State of New Jersey and conducts non-deposit investment product and insurance sales.

Provident Title, LLC is a joint venture in which the Bank has a 49% interest and Investor’s Title Agency, Inc. has a 51% interest. Provident Title, LLC is licensed to sell title insurance in the State of New Jersey. It commenced business in October 2001.

Dudley Investment Corporation is a wholly-owned subsidiary of the Bank, which operates as a New Jersey Investment Company. Dudley Investment Corporation owns all of the outstanding common stock of PSB Funding Corporation. Effective December 31, 2004, Sentinel Investment Corporation, an investment company subsidiary of First Savings Bank was merged with and into Dudley Investment Corporation.

PSB Funding Corporation is a majority-owned subsidiary of Dudley Investment Corporation. It was established as a New Jersey corporation to engage in real estate activities (including the acquisition of mortgage loans from the Bank) that enable it to be taxed as a real estate investment trust for federal and New Jersey tax purposes. 1000 Woodbridge Center Drive, Inc., the real estate investment trust established by First Savings Bank, was merged with and into PSB Funding Corporation effective December 31, 2004.

Provident Mortgage Corporation is an inactive wholly-owned subsidiary of the Bank that engaged in the mortgage banking business. Provident Mortgage Corporation ceased doing business effective February 27, 2004.

FSB Financial LLC is an inactive wholly-owned subsidiary of the Bank that engaged in retail non-deposit investment product sales. FSB Financial LLC became a subsidiary of the Bank via the First Sentinel acquisition.

First Sentinel Capital Trust I and First Sentinel Capital Trust II are special purpose business trusts established for the purpose of issuing $25.0 million of preferred capital securities. The Company owns 100% of the common securities of each entity. First Sentinel Capital Trust I and First Sentinel Capital Trust II became subsidiaries of the Company via the First Sentinel acquisition.

PERSONNEL

As of December 31, 2004, the Company had 825 full-time and 201 part-time employees. None of our employees are represented by a collective bargaining group. The Company believes its relationship with its employees is good.

REGULATION

General

The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”) under the New Jersey Banking Act applicable to bank holding companies. The Company and the Bank are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Commissioner. The Company files certain reports with, and otherwise complies with, the rules and regulations of the SEC under the federal securities laws and the listing requirements of the New York Stock Exchange.

The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter, and by the FDIC as the deposit insurer. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in applicable laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.

New Jersey Banking Regulation

Activity Powers. The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including the Bank, generally may invest in:

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

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by the Bank.

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks.

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine the Bank whenever it deems an examination advisable. The Department examines the Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

Federal Banking Regulation

Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

Tier 1 capital is comprised of:

•	common stockholders’ equity, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values;

•	non-cumulative perpetual preferred stock, including any related surplus; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital are comprised of:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for possible loan losses; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

The allowance for loan losses may be includible in Tier 2 capital up to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System that are not anticipating or experiencing significant growth, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the bank.

The FDIC regulations also establish a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of a bank’s risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of the bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital. The federal banking agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2004:

	As of December 31, 2004
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$498,977	8.33%	4.0%
Tier 1 risk-based capital	498,977	13.31	4.0
Total risk-based capital	532,865	14.21	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2004, the Bank was considered “well capitalized” under FDIC guidelines.

Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended, (“FDIA”) which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDIC Improvement Act), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

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

Section 24 provides an exception for majority-owned subsidiaries of a bank, however it limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the related FDIC regulations, or as approved by the FDIC.

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

The Gramm-Leach-Bliley Act (“Gramm-Leach”) permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws regarding the permissibility of certain activities for state chartered banks if such state law is in conflict with the provisions of Gramm-Leach (with the exception of certain insurance activities), regardless of whether the state law would authorize broader or more restrictive activities. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it may seek to engage in such activities.

Federal Home Loan Bank System. The Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long term advances. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements.

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

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for an insured state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

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

Deposit Insurance. Pursuant to the FDIC Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending six months before the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed under the heading Prompt Corrective Action below. The FDIC also assigns an institution to supervisory subgroups based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution’s state supervisor.

An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications, or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the BIF, such as the Bank. The annual rate of assessments for the payments on the Financing Corporation bonds for the quarterly period beginning on January 1, 2002 was 0.0182% for both BIF-assessable deposits and SAIF-assessable deposits.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates of The Provident Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution, financial subsidiary or other entity defined by the regulation generally is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•	limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

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

Prohibitions Against Tying Arrangements. Banks are subject to statutory prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or that the customer not obtain services of a competitor of the institution.

Privacy Standards. The Company and the Bank are subject to FDIC regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require the Company and the Bank to disclose their privacy policies, including identifying with whom they share “non-public personnel information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Company and the Bank to provide their customers with initial and annual notices that accurately reflect their privacy policies and practices. In addition, the Company and the Bank are required to provide their customers with the ability to “opt-out” of having the Company and the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers’ non-public personal information.

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

The Bank has established, however, internal loan-to-value limits for real estate loans that are more stringent than the maximum limits currently imposed under federal law.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. The Bank received a satisfactory Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of June 2002.

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

The Home Mortgage Disclosure Act imposes on annual reporting obligations on financial institutions relating to home purchase and home improvement loans originated or purchased, or for which the financial institution receives applications. This loan data is used by regulatory agencies to help determine whether a financial institution is serving the housing needs of the communities it serves, to assist public officials in the distribution of public sector investments where needed, and to assist federal bank regulators in identifying possible discriminatory lending patterns.

In a compliance exam of the Bank conducted in June 2002, the FDIC noted weaknesses and failures to comply with the reporting requirements of the Home Mortgage Disclosure Act. As a result of those past findings, the Bank was assessed and paid $10,000 in civil money penalties by order of the FDIC dated December 12, 2003. The Bank has taken action and has implemented procedures that it believes addressed the FDIC’s concerns and findings relating to compliance with the Home Mortgage Disclosure Act.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the FDIC completed an examination relating to the Bank’s compliance with various federal banking regulations in June 2002, which examination was unrelated to safety and soundness. In response to the report of examination relating to the Bank’s compliance with various federal banking regulations, the Bank’s Board of Directors adopted resolutions delivered to the FDIC that direct management to take corrective action to address the findings of the FDIC and that confirm the oversight obligations of the Board of Directors. The resolutions adopted by the Board of Directors provide for the Bank to make quarterly reports to the FDIC regarding corrective actions taken, including the development and implementation of procedures to verify the accuracy of the Bank’s reporting of Home Mortgage Disclosure Act data. Such quarterly reports have been made by the Bank on a timely basis. Management believes that significant corrective actions have been taken to date to improve the Bank’s overall regulatory compliance program and further corrective actions will be implemented. The FDIC will monitor the Bank’s ongoing efforts to take corrective actions and to improve the Bank’s overall compliance program. Assuming continued compliance with the corrective actions outlined in the resolutions, further regulatory action regarding the Bank’s regulatory compliance program is not anticipated. The Bank expects the FDIC to conduct a regulatory compliance examination in the second quarter of 2005.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

•	an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized,” or

•	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable to such bank as of the time it fails to comply with the plan.

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, such loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons, and not involve more than the normal risk of payment or present other unfavorable features.

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

Federal Reserve System

Under Federal Reserve Board regulations, The Provident Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $7.0 million and up to $47.6 million, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.218 million plus 10% against that portion of total transaction accounts in excess of up to $47.6 million. The first $7.0 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

Internet Banking

Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. There can be no assurance that the bank regulatory agencies will adopt new regulations that will not materially affect our internet operations or restrict any such further operations.

The USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

The bank regulatory agencies have increased the regulatory scrutiny of Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has adopted policies and procedures which it believes are in compliance with the new regulations.

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2004, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio for the Company as of December 31, 2004 are:

	As of December 31, 2004
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$717,924	11.88%	4.0%
Tier 1 risk-based capital	717,924	18.85	4.0
Total risk-based capital	753,901	19.80	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2004, the Company was also “well capitalized” under Federal Reserve Bank guidelines.

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

As a bank holding company, the Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, is well-managed, and that is not the subject of any unresolved supervisory issues.

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

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company has not elected to qualify as a financial holding company under Gramm-Leach, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

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

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired as a separate subsidiary a depository institution in addition to the Bank.

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

Acquisition of Control. Under federal law and under the New Jersey Banking Act, no person may acquire control of the Company or the Bank without first obtaining approval of such acquisition of control by the Federal Reserve Board and the Commissioner.

Federal Securities Laws. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company’s “registered public accounting firm” (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the Audit Committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. In accordance with the Act, the SEC has adopted rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Delaware Corporation Law

The Company is incorporated under the laws of the State of Delaware. As a result, the rights of its stockholders are governed by the Delaware General Corporate Law.

TAXATION

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Internal Revenue Service (“IRS”) completed an examination of the Company’s Federal income tax returns for the tax years 2000 and 2001. As a result of their examination, the IRS has issued a “no change” letter for the tax years 2000 and 2001. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to The Provident Bank.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. The Bank was required to use the direct charge off method to compute its bad debt deduction beginning with its 1996 federal income tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules.

Retained earnings at December 31, 2004 included approximately $51.9 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2004, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

Under the Internal Revenue Code, charitable donations are tax deductible subject to a limitation based on 10% of the Company’s annual taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made. Based on the Company’s estimate of taxable income and the carry forward period, all of its charitable donation expense was considered tax deductible as the Company will realize sufficient earnings over the six year period to take the full deduction. As a result, the Company recorded a tax benefit amounting to $8.4 million relating to the charitable donation in the first quarter of 2003.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, (the “Code”), imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2004, the Bank had no net operating loss carry-forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

New Jersey State Taxation. The Bank has filed New Jersey Savings Institution income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. The State of New Jersey Division of Taxation completed a tax audit for the following taxes and periods: Corporation Business Tax 01/2002 – 12/2002, Sales and Use Tax 04/2000 – 03/2004 and Gross Income Tax, Employer 01/2001 – 12/2003. As a result of this examination, the Company received a “no change” letter for the periods examined.

On July 2, 2002, the State of New Jersey enacted income tax law changes which were retroactive to tax years beginning January 1, 2002. The more relevant changes include an increase in the tax rate for savings banks from three percent to nine percent and the establishment of an Alternative Minimum Assessment (“AMA”) tax. Under this legislation, a taxpayer, including The Provident Bank, pays the greater of the corporate business tax (“CBT”) (at 9% of taxable income) or the AMA tax. There are two methods for calculating the AMA tax, the gross receipts method or the gross profits method. Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.125% to 0.4%. Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.25% to 0.8%. The taxpayer has the option of choosing either the gross receipts or gross profits method, but once an election is made, the taxpayer must use the same method for the next four tax years. The AMA tax is creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for each taxpayer may not exceed $5.0 million per year and the sum of the AMA for each member of an affiliated group may not exceed $20.0 million per year for members of an affiliated group with five or more taxpayers. The AMA for tax years beginning after June 30, 2006 shall be zero.

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

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

Item 2. Properties

Property

At December 31, 2004, the Company and the Bank conducted business through 78 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $64.6 million at December 31, 2004.

Item 3. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the year ended December 31, 2004 to a vote of the Company’s stockholders.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS”. Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2004, there were 79,879,017 shares of the Company’s common stock issued and 74,078,784 shares outstanding and approximately 6,830 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common Stock, as well as, the cash dividends paid per common share during the periods indicated.

	2004			2003
	High	Low	Dividend	High	Low	Dividend
First Quarter	$19.70	$18.25	$0.06	$15.85	$15.00	$	N/A
Second Quarter	18.75	16.55	0.06	19.11	15.80		0.04
Third Quarter	17.90	16.91	0.06	20.74	18.32		0.05
Fourth Quarter	19.64	17.01	0.06	21.36	18.90		0.05

On January 26, 2005, the Board of Directors declared a quarterly cash dividend of $0.07 per common share, which was paid on February 28, 2005, to common stockholders of record as of the close of business on February 11, 2005. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

The Company is subject to the requirements of Delaware law that generally limits dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or immediately preceding year.

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2004 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	2(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2004 through October 31, 2004	—	—	—	737,921
November 1, 2004 through November 30, 2004	737,921	18.36	737,921	—
December 1, 2004 through December 31, 2004	—	—	—	—
Total	737,921	$18.36	737,921	—

(1)	On January 22, 2004, the Company’s Board of Directors approved the purchase of up to 3,039,630 shares of its common stock under a general repurchase program. The program does not have an expiration date. On July 22, 2004, The Company’s Board of Directors authorized the expansion of the Company’s stock repurchase program through the purchase of up to an additional 927,033 shares for a total stock repurchase program of 3,966,663 shares.

Item 6. Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of Provident Financial Services, Inc. presented in Item 8. On January 15, 2003, the Bank completed its conversion from a mutual savings bank to a stock savings bank, and in connection therewith the Company sold 59,618,300 shares of common stock which resulted in $567.2 of net proceeds of which $293.2 was utilized to acquire all of the outstanding common stock of the Bank. In addition, the Company contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation.

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,433,322	$4,284,878	$3,919,208	$2,869,717	$2,641,579
Loans, net(1)	3,673,445	2,216,736	2,031,869	1,994,636	1,954,992
Investment securities(2)	445,633	517,789	216,119	112,951	124,059
Securities available for sale	1,406,340	1,151,829	1,242,118	494,716	335,039
Deposits	4,050,473	2,695,976	3,243,334	2,341,723	2,168,336
Borrowings	1,166,064	736,328	323,081	195,767	179,903
Equity	1,136,776	817,119	326,009	292,130	263,072

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Operations Data:
Interest income	$229,543	$184,506	$177,307	$180,979	$179,520
Interest expense	67,185	54,633	63,241	84,523	89,690

Net interest income	162,358	129,873	114,066	96,456	89,830
Provision for loan losses	3,600	1,160	12,800	1,900	2,060

Net interest income after provision for loan losses	158,758	128,713	101,266	94,556	87,770

Non-interest income	29,151	23,834	24,147	21,236	18,276

Non-interest expense	119,334	126,779	89,087	80,629	75,865

Income before income tax expense and the cumulative effect of a change in accounting principle	68,575	25,768	36,326	35,163	30,181
Income tax expense	19,274	7,024	9,231	11,083	9,283

Income before the cumulative effect of a change in accounting principle	49,301	18,744	27,095	24,080	20,898

Cumulative effect of change in accounting principle (3)	—	—	(519)	—	—

Net income	$49,301	$18,744	$26,576	$24,080	$20,898

Earnings Per Share:
Basic earnings per share (4)	$0.80	$0.31	—	—	—
Diluted earnings per share (4)	$0.80	$0.31	—	—	—

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Investment securities are held to maturity.
(3)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company performed a goodwill impairment test on the goodwill associated with the purchase of Provident Mortgage Company. It was determined that the goodwill was impaired and a charge of $519,000 was recorded as a cumulative effect of a change in accounting principle.
(4)	Basic and diluted earnings per share for the year ended December 31, 2003 include the results of operations from January 15, 2003, the date the Company completed its conversion, in the amount of $17,755,000.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.93%	0.46%	0.86%	0.88%	0.80%
Return on average equity	5.06	2.31	8.71	8.70	8.37
Average net interest rate spread	3.09	2.91	3.59	3.26	3.20
Net interest margin(2)	3.40	3.37	3.96	3.97	3.70
Average interest-earning assets to average interest-bearing liabilities	1.22	1.32	1.17	1.15	1.14
Non-interest income to average total assets	0.55	0.58	0.78	0.77	0.70
Non-interest expenses to average total assets	2.25	3.08	2.90	2.94	2.90
Efficiency ratio(3)	62.31	66.87	64.46	68.51	70.18

Asset Quality Ratios:
Non-performing loans to total loans	0.17%	0.27%	0.41%	0.40%	0.48%
Non-performing assets to total assets	0.10	0.14	0.22	0.28	0.37
Allowance for loan losses to non-performing loans	529.45	336.67	246.55	271.02	213.06
Allowance for loan losses to total loans	0.91	0.92	1.02	1.09	1.02

Capital Ratios:
Leverage capital(4)	11.88%	18.81%	8.98%	9.41%	9.12%
Total risk based capital(4)	19.80	31.44	13.32	14.15	14.38
Average equity to average assets	18.34	19.73	9.92	10.10	9.56

Other Data:
Number of full-service offices	78	54	49	48	49
Full time equivalent employees	926	717	656	688	613

(1)	Averages presented are daily averages.

(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

	12/31/2004	12/31/2003	12/31/2002	12/31/2001	12/31/2000
Efficiency Ratio Calculation:
Net interest income	$162,358	$129,873	$114,066	$96,456	$89,830
Non-interest income	29,151	23,834	24,147	21,236	18,276

Total income	$191,509	$153,707	$138,213	$117,692	$108,106

Non-interest expense	119,334	126,779	89,087	80,629	75,865
Less: Provident Bank Foundation donation	—	(24,000)	—	—	—

Adjusted non-interest expense	$119,334	$102,779	$89,087	$80,629	$75,865

Expense/income	62.31%	66.87%	64.46%	68.51%	70.18%

(4)	Leverage capital ratios are presented as a percentage of tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On January 15, 2003, the Company became the holding company for the Bank, following the completion of the conversion of the Bank to a stock-chartered bank. The Company issued an aggregate of 59,618,300 shares of its common stock in a subscription offering to eligible depositors. Concurrent with the conversion, the Company contributed an additional 1,920,000 shares of its common stock and $4.8 million in cash to The Provident Bank Foundation, a charitable foundation established by the Bank.

The Company conducts business through its subsidiary, the Bank, a community-oriented bank operating 78 full-service branches in ten counties throughout northern and central New Jersey.

On December 22, 2003, the Company entered into an agreement and plan of merger, under which First Sentinel Bancorp, Inc. (“First Sentinel”) merged with and into the Company and First Savings Bank, the wholly-owned subsidiary of First Sentinel, merged with and into the Bank. The Company completed the acquisition of First Sentinel and the merger of First Savings Bank, with and into the Bank, as of July 14, 2004.

Strategy

The Bank, established in 1839, is the oldest bank in the state of New Jersey. The Bank offers a full range of retail and commercial loan and deposit products. The Bank emphasizes personal service and convenience as part of its Customer Relationship Management strategy.

The Bank’s strategy is to grow profitably through a commitment to credit quality and expanding market share by acquiring, retaining and expanding customer relationships, while carefully managing interest rate risk.

In recent years, the Bank has focused on commercial real estate, construction, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the portfolio. The First Sentinel acquisition has increased the residential mortgage component of the loan portfolio. At year-end 2004, retail loans accounted for 64.4% of the loan portfolio and commercial loans accounted for 35.6%. The Company’s strategy is to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s customer relationship management strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The First Sentinel acquisition added 22 full-service branches with $1.36 billion in deposits, including core deposits totaling $862.7 million as of the July 14, 2004 acquisition date. Also in 2004, the Company opened two de novo branch locations. In 2003, the Bank acquired three branch offices with deposits from another financial institution and opened two de novo branch offices. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2004, core deposits were 65.6% of total deposits.

A significant amount of capital was raised in the conversion of the Bank to a stock-chartered bank in 2003. Management has developed capital management strategies to effectively utilize excess capital and improve return on equity and earnings per share growth. The Company’s capital management strategy includes the following components: payment of cash dividends; stock repurchases; acquisitions; and use of wholesale leverage. The Company declared and paid its first cash dividend in the second quarter of 2003, and has since increased the quarterly cash dividend per share three times for a total of 75.0%. The Company’s Board of Directors approved the most recent 16.7% increase in the quarterly cash dividend rate on January 26, 2005. The Company’s range of cash dividend payout is approximately 30% to 45% of net income.

In 2004, the Company repurchased 4.0 million shares of its common stock at an average cost of $17.88 per share. Also in 2004, the Company repurchased 187,000 shares of common stock at an average cost of $19.11 per share for The Provident Financial Services, Inc. 2003 Stock Award Plan. On January 26, 2005, the Company’s Board of Directors authorized a new corporate stock repurchase program under which 5%, or approximately 3.7 million shares of the Company’s common stock may be repurchased.

The Company has used wholesale leverage strategies in the past and may do so in the future as market conditions and interest rate risk management concerns dictate. In a leverage transaction, wholesale borrowings are used to purchase mortgage-backed investment securities and, to a lesser extent, to fund commercial real estate loans. Leverage strategies generally increase the Company’s interest rate risk exposure and are carefully monitored and measured as part of active balance sheet management. No leverage transactions were implemented in 2004.

The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income, because as a general matter, the Company’s interest-bearing liabilities reprice or mature more quickly than its interest-earning assets. An increase in interest rates generally would result in a decrease in the Company’s average interest rate spread and net interest income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, income from loan or securities sales, fees from trust services and investment product sales and other fees. The Company’s operating expenses primarily consist of compensation and benefits expenses, marketing and advertising expense, occupancy and equipment expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, actions of regulatory agencies and government policies.

Critical Accounting Policies

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable incurred losses in the loan portfolio. The Company maintains the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

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

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager, the Chief Lending Officer and the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department of the Finance Division and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

Management believes the primary risks inherent in the portfolio are possible increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in the loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

Although management believes that the Company has established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. For purposes of goodwill impairment evaluation, The Provident Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2004 or 2003. During 2002, in connection with the implementation of SFAS No. 142, the Company determined that $519,000 of goodwill related to the acquisition of a mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income in stockholders’ equity. Estimated fair values are based on published or securities dealers’ market prices. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, the Company evaluates its intent and ability to hold securities to maturity or for a sufficient amount of time to recover the recorded principal balance.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. In 2004, the Company recorded a $1.9 million reduction of the valuation allowance pertaining to charitable contribution carry-forwards created in connection with the formation of The Provident Bank Foundation in early 2003. The reduction was a result of projected improvement in the Company’s ability to generate sufficient future taxable income to realize the deferred tax asset.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2004, 2003 and 2002. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2004				2003				2002
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$87,635		$1,001	1.14%	$157,854		$1,709	1.08%	$93,572		$1,565	1.67%
Investment securities (1)	484,583		19,183	3.96	461,742		17,708	3.84	114,878		5,323	4.63
Securities available for sale	1,253,570		45,968	3.67	1,196,435		40,880	3.42	707,629		35,910	5.07
Federal Home Loan Bank Stock	41,261		707	1.71	26,030		759	2.92	11,823		555	4.69
Net loans (2)	2,906,982		162,684	5.60	2,014,861		123,450	6.13	1,949,778		133,954	6.87

Total interest-earning assets	4,774,031		229,543	4.81	3,856,922		184,506	4.78	2,877,680		177,307	6.16

Non-interest earning assets	541,829				260,205				196,875

Total assets	$5,315,860				$4,117,127				$3,074,555

Interest-bearing liabilities:
Savings deposits	$1,254,758		11,011	0.88%	$952,776		11,839	1.24%	$823,752		14,459	1.76%
Demand deposits	541,120		4,274	0.79	413,582		3,590	0.87	356,998		4,897	1.36
Time deposits	1,156,388		24,221	2.09	988,789		23,742	2.40	1,069,183		35,481	3.32
Borrowings	956,922		27,679	2.89	567,732		15,462	2.72	204,988		8,404	4.10

Total interest-bearing liabilities	3,909,188		67,185	1.72	2,922,879		54,633	1.87	2,454,921		63,241	2.57

Non-interest bearing liabilities	431,709				381,796				314,671

Total liabilities	4,340,897				3,304,675				2,769,592
Equity	974,963				812,452				304,963

Total liabilities and equity	$5,315,860				$4,117,127				$3,074,555

Net interest income			$162,358				$129,873				$114,066

Net interest rate spread				3.09%				2.91%				3.59%

Net interest earning assets	$864,843				$934,043				$422,759

Net interest margin (3)				3.40%				3.37%				3.96%

Ratio of interest-earning assets to total interest-bearing liabilities	1.22	x			1.32	x			1.17	x

(1)	Average outstanding balance amounts shown are amortized cost.
(2)	Average outstanding balances shown net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$(797)	$89	$(708)	$824	$(680)	$144
Investment securities	893	582	1,475	13,452	(1,067)	12,385
Securities available for sale	2,009	3,079	5,088	19,304	(14,334)	4,970
Federal Home Loan Bank Stock	337	(389)	(52)	475	(271)	204
Loans	50,700	(11,466)	39,234	4,357	(14,861)	(10,504)

Total interest-earning assets	53,142	(8,105)	45,037	38,412	(31,213)	7,199

Interest-bearing liabilities:
Savings deposits	3,180	(4,008)	(828)	2,034	(4,654)	(2,620)
Money market deposits	289	334	623	221	(613)	(392)
Interest-bearing checking deposits	680	(619)	61	463	(1,378)	(915)
Time deposits	3,731	(3,252)	479	(2,510)	(9,229)	(11,739)
Borrowings	11,203	1,014	12,217	10,675	(3,617)	7,058

Total interest-bearing liabilities	19,083	(6,531)	12,552	10,883	(19,491)	(8,608)

Net interest income	$34,059	$(1,574)	$32,485	$27,529	$(11,722)	$15,807

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Total assets grew to $6.43 billion at December 31, 2004, compared to $4.28 billion at December 31, 2003, with the increase primarily due to the First Sentinel acquisition and internal growth in the Company’s loan portfolio. The fair value of assets acquired in the First Sentinel transaction totaled $2.58 billion at July 14, 2004, the date of the acquisition, while deposits and borrowings assumed totaled $1.36 billion and $566.5 million, respectively.

Total loans at December 31, 2004 were $3.71 billion, compared to $2.24 billion at December 31, 2003. The increase in loans was attributable to loans acquired from First Sentinel totaling $1.20 billion, as well as internal loan growth of $266.7 million. Residential mortgage loans increased $821.8 million to $1.87 billion at December 31, 2004, compared to $1.04 billion at December 31, 2003. Residential mortgage loan originations totaled $141.3 million and one- to four-family loans purchased totaled $322.0 million for the year ended December 31, 2004. Principal repayments on residential mortgage loans totaled $276.4 million, and loans sold totaled $86.7 million for the year ended December 31, 2004. Commercial real estate loans increased $236.2 million to $685.3 million at December 31, 2004, compared to $449.1 million at December 31, 2003. Multi-family loans decreased $4.3 million to $86.3 million at December 31, 2004, compared to $90.6 million at December 31, 2003. Construction loans increased $89.8 million to $188.9 million at December 31, 2004, compared to $99.1 million at December 31, 2003. Commercial loans increased $107.0 million to $353.6 million at December 31, 2004, compared to $246.6 million at December 31, 2003. The Company had no mortgage warehouse loans at December 31, 2004, compared to $4.1 million at December 31, 2003. Consumer loans increased $213.5 million to $514.3 million at December 31, 2004, compared to $300.8 million at December 31, 2003. Retail loans, which consist of one- to four- family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.38 billion and accounted for 64.4% of the loan portfolio at December 31, 2004, compared to $1.35 billion, or 60.2%, of the portfolio at December 31, 2003. The increase in retail loans as a percentage of the total loan portfolio was largely the result of the acquisition of First Sentinel’s more heavily retail-weighted loan portfolio. The Company intends to rebalance the loan portfolio over time, consistent with its strategy towards a more commercial mix. Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $1.31 billion, accounting for 35.6% of the loan portfolio at December 31, 2004, compared to $889.5 million, or 39.8%, at December 31, 2003.

The allowance for loan losses increased $13.1 million at December 31, 2004, as a result of the addition of $12.9 million from the First Sentinel acquisition and provisions for loan losses of $3.6 million, partially offset by net charge-offs of $3.4 million. Non-performing loans totaled $6.2 million at December 31, 2004, compared to $6.1 million at December 31, 2003. Non-performing loans as a percentage of total loans were 0.17% at December 31, 2004 and 0.27% at December 31, 2003. The allowance for loan losses as a percentage of non-performing loans was 545.1% at December 31, 2004, and 336.7% at December 31, 2003. The allowance for loan losses as a percentage of total loans was 0.91% at December 31, 2004, and 0.92% at December 31, 2003.

Intangible assets grew $419.2 million to $443.1 million at December 31, 2004, from $23.9 million at December 31, 2003, as a result of the goodwill and core deposit intangible recorded in connection with the First Sentinel acquisition. At December 31, 2004, the goodwill and the core deposit intangible related to the First Sentinel acquisition totaled $390.2 million and $29.8 million, respectively. The core deposit intangible is being amortized on an accelerated basis over 8.8 years. The Company performs periodic impairment testing of intangible assets. There was no impairment recognized in 2004.

Excluding $739.8 million of investments acquired through the First Sentinel acquisition, total investments decreased $557.5 million, or 33.4%, during the year ended December 31, 2004. Proceeds from investment sales, maturities and scheduled cash flows were used to fund loan growth and the cash portion of the First Sentinel acquisition consideration.

Bank-owned life insurance (“BOLI”) increased $34.4 million to $105.9 million at December 31, 2004, compared to $71.5 million at December 31, 2003. The increase was due to the acquisition of First Sentinel’s BOLI totaling $29.9 million and appreciation in the cash surrender value.

Other assets increased $29.2 million to $58.2 million at December 31, 2004, from $29.0 million at December 31, 2003. The increase was primarily due to the First Sentinel acquisition and related current and deferred income tax balances.

Banking premises and equipment increased $17.9 million to $64.6 million at December 31, 2004, from $46.7 million at December 31, 2003. The increase was primarily due to the addition of 22 full-service branch offices from the First Sentinel acquisition.

Total deposits increased $1.35 billion to $4.05 billion at December 31, 2004, from $2.70 billion at December 31, 2003. Deposit liabilities assumed through the First Sentinel acquisition totaled $1.36 billion. At December 31, 2004, core deposits represented 65.6% of total deposits, compared with 65.4% at December 31, 2003.

Total borrowed funds increased $456.8 million to $1.19 billion at December 31, 2004, from $736.3 million at December 31, 2003. The increase was a result of liabilities assumed through the First Sentinel acquisition totaling $566.5 million, partially offset by net payments of $109.7 million. In addition, the Company assumed subordinated debentures that were issued by First Sentinel in connection with the issuance of preferred capital securities in 2001. These debentures totaled $27.1 million at December 31, 2004.

Total stockholders’ equity increased $319.7 million to $1.14 billion at December 31, 2004, from $817.1 million at December 31, 2003. This increase was a result of the net issuance of $350.5 million of common stock in connection with the First Sentinel acquisition, comprehensive income of $46.7 million and amortization of stock-based compensation plans of $11.8 million, partially offset by common stock repurchases of $74.5 million and cash dividends of $14.9 million.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

General. Net income for the year ended December 31, 2004 was $49.3 million, compared to net income of $18.7 million for the year ended December 31, 2003. Return on average assets for the year ended December 31, 2004 was 0.93%, compared to 0.46% for 2003. Return on average equity was 5.06% for the year ended December 31, 2004, compared to 2.31% for 2003. Basic and diluted earnings per share were $0.80 for the year ended December 31, 2004, compared to $0.31 for 2003, which included the results of operations from January 15, 2003, the date of the Bank’s stock conversion. Earnings and per share data for 2004 reflected the impact of the Company’s acquisition of First Sentinel from July 14, 2004, the date the acquisition was completed. One-time expenses totaling $1.2 million, net of tax, related to the merger and integration of First Sentinel’s operations were recognized in 2004. Net income for 2003 was impacted by the one-time expense associated with the $15.6 million contribution, net of tax, to The Provident Bank Foundation.

Net Interest Income. Net interest income increased $32.5 million, or 25.0%, to $162.4 million for 2004, from $129.9 million for 2003. The average interest rate spread increased 18 basis points to 3.09% for 2004, from 2.91% for 2003. The net interest margin increased three basis points to 3.40% for 2004, compared to 3.37% for 2003.

Interest income increased $45.0 million, or 24.4%, to $229.5 million for 2004, compared to $184.5 million for 2003. The increase in interest income was primarily attributable to increased earning asset volume as a result of the First Sentinel acquisition. Average interest-earning assets increased $917.1 million, or 23.8%, to $4.77 billion for 2004, compared to $3.86 billion for 2003. Average outstanding loan balances increased $892.1 million, or 44.3%, to $2.91 billion for 2004 from $2.01 billion for 2003. The average balance of investment securities increased $22.8 million, or 4.9%, to $484.6 million for 2004, compared to $461.7 million for 2003. The average balance of securities available for sale increased $57.1 million, or 4.8%, to $1.25 billion for 2004, compared to $1.20 billion for 2003. Partially offsetting these increases, average federal funds sold and short-term investment balances decreased $70.2 million, or 44.5%, to $87.6 million for 2004, from $157.9 million for 2003. The yield on interest-earning assets increased three basis points to 4.81% for 2004, from 4.78% for 2003.

Interest expense increased $12.6 million, or 23.0%, to $67.2 million for 2004, from $54.6 million for 2003. The increase in interest expense was attributable to increased interest-bearing liability volume as a result of the First Sentinel acquisition, partially offset by reductions in the average cost of interest-bearing liabilites for 2004 compared with 2003. The average balance of interest-bearing liabilities increased $986.3 million, or 33.7%, to $3.91 billion for 2004, compared to $2.92 billion for 2003. Rates paid on interest bearing liabilities decreased 15 basis points to 1.72% for 2004, from 1.87% for 2003. Average interest-bearing deposits increased $597.1 million, or 25.4%, to $2.95 billion for 2004, from $2.36 billion for 2003. The average rate paid on interest-bearing deposits declined 32 basis points to 1.34% for 2004, from 1.66% for 2003. Average interest-bearing core deposits increased $429.5 million, or 31.4%, for 2004, compared with 2003, while average time deposits increased $167.6 million, or 16.9%, for 2004, compared with 2003. Average outstanding borrowings, including subordinated debentures, increased $389.2 million, or 68.6%, to $956.2 million for 2004, compared with $567.7 million for 2003. The average rate paid on borrowings increased to 2.89% for 2004, from 2.72% for 2003.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect the borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of construction loans, commercial mortgage loans and commercial loans has been one of the more significant factors management takes into account in evaluating the allowance for loan losses and provision for loan losses. In the event the Company further increases the amount of such types of loans in the portfolio, it may be determined that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The provision for loan losses was $3.6 million in 2004, compared to $1.2 million in 2003. The increase in the provision for loan losses was attributable to loan growth and an increase in net charge-offs compared with 2003. Net charge-offs for 2004 were $3.4 million, compared to $1.5 million for 2003. Total charge-offs for the year ended December 31, 2004 were $6.4 million, compared to $4.4 million for the year ended December 31, 2003. Recoveries for the year ended December 31, 2004 were $3.0 million, compared to $2.9 million for the year ended December 31, 2003.

The allowance for loan losses at December 31, 2004 was $33.8 million, or 0.91% of total loans, compared to $20.6 million, or 0.92% of total loans at December 31, 2003. At December 31, 2004, the allowance for loan losses as a percentage of non-performing loans was 545.1%, compared to 336.7% at December 31, 2003.

At December 31, 2004, non-performing loans as a percentage of total loans were 0.17%, compared to 0.27% at December 31, 2003. Non-performing assets as a percentage of total assets were 0.10% at December 31, 2004, compared to 0.14% at December 31, 2003. At December 31, 2004, non-performing loans were $6.2 million, compared to $6.1 at December 31, 2003, and non-performing assets were $6.3 million at December 31, 2004, compared to $6.2 million at December 31, 2003.

Non-Interest Income. Total non-interest income increased $5.3 million, or 22.3%, to $29.2 million for 2004, compared to $23.8 million for 2003. Fee income from deposit accounts increased $4.1 million, or 25.0%, to $20.4 million for 2004, from $16.3 million for 2003. This increase was primarily attributable to fees earned on an overdraft privilege service introduced in late 2003 and growth in core deposit accounts. Income from the appreciation in the cash surrender value of BOLI increased $630,000, or 16.4%, as a result of $29.9 million of BOLI added through the First Sentinel acquisition and an additional $20.0 million of BOLI purchased by the Company in the first quarter of 2003. Gains on the sales of securities totaled $1.3 million for 2004, compared with $1.1 million in 2003. Securities sales are dependent upon interest rate risk and cash flow requirements, market conditions, and projections of future price performance and interest rate movements. Commissions on sales of mutual funds and annuities increased $170,000, or 60.7%, to $450,000 for 2004, from $280,000 for 2003. In late 2003, the Company outsourced the sales and operations of its non-deposit investment subsidiary to its third party provider. Other income increased $239,000, or 10.5% to $2.5 million in 2004, compared to $2.3 million in 2003. Other income consisted of net gains on the sale of loans, net gains on sales of other assets and other non-recurring income.

Non-Interest Expense. For the year ended December 31, 2004, non-interest expense decreased $7.4 million, or 5.9%, to $119.3 million, compared to $126.8 million for 2003. The decrease in non-interest expense for the year ended December 31, 2004 was due to the one-time expense associated with the $24.0 million contribution to The Provident Bank Foundation that was recorded in the first quarter of 2003, partially offset by increases in other non-interest expense categories. Compensation and benefits expense increased $6.4 million, or 11.7%, to $61.1 million for 2004, from $54.7 million for 2003. The increase in compensation and benefits expense for 2004 was primarily attributable an increase in salaries, incentives and related payroll taxes of $7.3 million, which included merger-related charges of $182,000 and other executive severance of $1.6 million. The remaining increase in salaries and incentives was primarily attributable to increased staffing levels during the acquisition integration period and in support of the additional 22 branch locations acquired from First Sentinel. Expenses related to stock-based compensation and benefit plans increased $5.4 million for 2004, compared with 2003, as those plans were implemented in mid-2003. Expenses related to other employee benefits, consisting of the Company’s defined benefit pension plan and post-retirement health care plan, decreased $3.6 million for 2004, compared with 2003. The pension plan was frozen as of April 1, 2003. Commissions decreased $1.5 million for 2004, compared with 2003, largely as a result of historically high mortgage origination volume in 2003. In addition, salaries and commissions related to the Company’s mortgage banking subsidiary decreased $827,000 in 2004 compared with 2003. The Company discontinued the operations of its mortgage banking subsidiary in February, 2004.

Net occupancy expense increased $2.9 million, or 20.1% for 2004, compared with 2003, primarily as a result of the additional 22 branch locations added through the First Sentinel acquisition, as well as two de novo branches opened in each of the years 2004 and 2003, and the acquisition of three branches with deposits from another depository institution in 2003.

Advertising and promotions expense increased $2.2 million, or 58.3% for 2004, compared with 2003, as a result of customer communications associated with the integration of First Sentinel, as well as increased marketing efforts in support of the Company’s focus on loan and core deposit generation.

Data processing expense increased $1.6 million, or 24.4% for 2004, compared with 2003, reflecting the First Sentinel acquisition and related growth in customer relationships.

Amortization of intangibles increased $1.6 million, or 42.4% for 2004, compared with 2003, mainly as a result of the amortization of the core deposit intangible recorded in connection with the First Sentinel acquisition.

Other operating expenses increased $1.8 million, or 9.5% for 2004, compared with 2003. This increase was primarily due to increases in printing and supplies expense, regulatory examination and audit fees, ATM card maintenance costs, consulting fees and corporate insurance expense. The increases in other operating expenses were largely attributable to the First Sentinel acquisition and integration and resulting growth in customer relationships. In addition, compliance with the Sarbanes-Oxley Act of 2002 added approximately $623,000 to the Company’s audit and consulting expenses.

Income Tax Expense. Income tax expense increased $12.3 million, to $19.3 million, on net income before taxes of $68.6 million resulting in an effective tax rate of 28.1% in 2004, compared to income tax expense of $7.0 million on net income before taxes of $25.8 million in 2003 resulting in an effective tax rate of 27.3%. In 2004, the Company reduced a valuation allowance pertaining to charitable contribution carry-forwards created in connection with the formation of The Provident Bank Foundation in early 2003. The reduction in valuation allowance resulted in a decrease in 2004 income tax expense of $1.9 million. The reduction in the valuation allowance was attributable to projected improvement in the Company’s ability to generate sufficient future taxable income to realize the deferred tax asset. This improvement in the Company’s future earnings outlook was largely due to the successful acquisition and integration of First Sentinel.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General. Net income for the year ended December 31, 2003 was $18.7 million, a decrease of $7.8 million, or 29.5%, compared to net income of $26.6 million for the year ended December 31, 2002. Return on average assets for the year ended December 31, 2003 was 0.46%, compared to 0.86% for the year ended December 31, 2002. Return on average equity was 2.31% for the year ended December 31, 2003, compared to 8.71% for the year ended December 31, 2002. Basic and diluted earnings per share were $0.31 for the year ended December 31, 2003, which included the results of operations from January 15, 2003, the date of the Bank’s stock conversion.

Net Interest Income. Net interest income increased $15.8 million, or 13.9%, to $129.9 million for the year ended December 31, 2003, from $114.1 million for 2002. Average interest rate spread decreased 68 basis points to 2.91% for the year ended December 31, 2003, from 3.59% for 2002. The net interest margin decreased 59 basis points to 3.37% for the year ended December 31, 2003, compared to 3.96% for 2002. The decrease in net interest margin was primarily due to a decrease in the yield on earnings assets of 138 basis points, as cash flows from loans and securities were reinvested at significantly lower interest rates.

Interest income increased $7.2 million, or 4.1%, to $184.5 million for the year ended December 31, 2003, compared to $177.3 million for 2002. Average interest earning assets increased $979.2 million, or 34.0%, to $3.86 billion in 2003, compared to $2.88 billion in 2002. Average outstanding loan balances increased $65.1 million, or 3.3%, to $2.01 billion for the year ended December 31, 2003, from $1.95 billion for 2002. The average balance of investment securities increased $346.9 million, or 301.9%, to $461.7 million in 2003, compared to $114.9 million in 2002. The average balance of securities available for sale increased $488.8 million, or 69.1%, to $1.20 billion for the year ended December 31, 2003, compared to $707.6 million for 2002. Average federal funds sold and short-term investment balances increased $64.3 million, or 68.7%, to $157.9 million in 2003, from $93.6 million in 2002.

The yield on interest earning assets decreased 138 basis points to 4.78% in 2003, from 6.16% in 2002. Interest expense decreased $8.6 million, or 13.6%, to $54.6 million for the year ended December 31, 2003, from $63.2 million for 2002. The reduction in interest expense was attributable to the continued decline in short-term interest rates. The average balance of interest-bearing liabilities increased $468.0 million, or 19.1%, to $2.92 billion for the year ended December 31, 2003, compared to $2.45 billion for 2002. The average balance of non-interest bearing liabilities increased $67.1 million, or 21.3%, to $381.8 million in 2003, compared to $314.7 million in 2002. Rates paid on interest-bearing liabilities decreased 71 basis points to 1.87% in 2003, from 2.58% in 2002. Average outstanding borrowings increased $362.7 million, or 177.0%, to $567.7 million for the year ended December 31, 2003, compared to $205.0 million for 2002. The average rate paid on borrowings decreased to 2.72% for the year ended December 31, 2003, from 4.10% for 2002.

Provision for Loan Losses. The provision for loan losses was $1.2 million in 2003, compared to $12.8 million in 2002. The increase in the 2002 provision for loan losses was primarily attributable to an $11.8 million charge-off in the third quarter related to a mortgage warehouse loan. The allowance for loan losses at December 31, 2003 was $20.6 million or 0.92% of total loans, compared to $21.0 million or 1.02% of total loans at December 31, 2002. At December 31, 2003, the allowance for loan losses as a percentage of non-performing loans was 336.7%, compared to 246.6% at December 31, 2002.

Net charge-offs for 2003 were $1.5 million, compared to $13.7 million for 2002. Total charge-offs for the year ended December 31, 2003 were $4.4 million, compared to $14.9 million for the year ended December 31, 2002. During 2002, the Bank charged off $12.5 million related to a $20.6 million warehouse loan, resulting from an alleged fraud involving one of its mortgage warehouse borrowers. Recoveries for the year ended December 31, 2003 were $2.9 million, compared to $1.2 million for the year ended December 31, 2002.

At December 31, 2003, non-performing loans as a percentage of total loans were 0.27%, compared to 0.41% at December 31, 2002. Non-performing assets as a percentage of total assets declined eight basis points to 0.14% at December 31, 2003, compared to 0.22% at December 31, 2002. At December 31, 2003, non-performing loans were $6.1 million, compared to $8.5 million at December 31, 2002, and non-performing assets were $6.2 million at December 31, 2003, compared to $8.5 million at December 31, 2002.

Non-Interest Income. Total non-interest income decreased $313,000, or 1.3%, to $23.8 million at December 31, 2003, compared to $24.1 million at December 31, 2002. Fee income from deposit accounts increased $1.2 million, or 7.8%, to $16.3 million at December 31, 2003, from $15.1 million at December 31, 2002. This increase was attributable to the Bank’s ongoing strategy to attract and retain core deposit accounts. Other income decreased $1.7 million, or 43.0%, to $2.3 million in 2003, compared to $4.0 million in 2002. Other income consists of net gain on the sale of loans, net gain on sales of other assets and other non-recurring income. The net gain on the sale of fixed-rate mortgages decreased $997,000, or 44.7%, to $1.2 million in 2003, from $2.2 million in 2002, and the net gain on other assets decreased $710,000, or 40.8%, to $1.0 million in 2003, from $1.7 million in 2002.

Non-Interest Expense. For the year ended December 31, 2003, non-interest expense increased $37.7 million, or 42.3%, to $126.8 million at December 31, 2003, compared to $89.1 million at December 31, 2002. The increase in non-interest expense for the year ended December 31, 2003, was primarily due to the one-time expense associated with the $24.0 million contribution to The Provident Bank Foundation that was recorded in the first quarter of 2003 and benefit expenses related to stock-based plans. Compensation and benefits expense increased $7.8 million, or 16.7%, in 2003 to $54.7 million, from $46.9 million in 2002. The increase in compensation and benefits expense for the year ended December 31, 2003, was primarily attributable to expenses related to new stock-based benefit plans: the ESOP in the amount of $2.7 million, the stock award plan in the amount of $1.9 million and the stock option plan in the amount of $1.7 million. For the year ended December 31, 2003, other non-interest expenses increased $3.6 million, or 22.6%, to $19.4 million, compared to $15.8 million for 2002. This increase was primarily due to an increase of $1.5 million, or 201.9%, in corporate insurance expense, $775,000, or 25.8%, in advertising and promotions and $940,000, or 7.1%, in occupancy expense.

As of December 31, 2003, the Bank had unamortized goodwill in the amount of $20.0 million as a result of the acquisition of financial institutions for which the amortization ceased upon the adoption of SFAS No. 142. During 2002, the Bank determined that the carrying amount of the $519,000 of goodwill related to the acquisition of the mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle in accordance with the transitional provisions of SFAS No. 142.

Income Tax Expense. Income tax expense decreased $2.2 million, or 23.9%, to $7.0 million on net income before taxes of $25.8 million, resulting in an effective tax rate of 27.3% in 2003, compared to income tax expense of $9.2 million on net income before taxes of $36.3 million in 2002, resulting in an effective tax rate of 25.4%. The decrease in income tax expense was primarily attributable to an increase of $118.0 million, or 125.2%, in tax exempt securities and an increase of $978,000, or 34.1%, in the cash surrender value of BOLI.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the Federal Home Loan Bank of New York and approved broker dealers. The Bank has a $50.0 million overnight line of credit and a $50.0 million one-month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of December 31, 2004, there were no outstanding borrowings against these lines of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the year ended December 31, 2004, loan repayments, excluding mortgage warehouse activity, totaled $937.9 million compared to $835.6 million for the year ended December 31, 2003.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases, excluding mortgage warehouse loans, totaled $1.29 billion for the year ended December 31, 2004, compared to $1.31 billion for the year ended December 31, 2003. Purchases for the investment portfolio totaled $301.3 million for the year ended December 31, 2004, compared to $1.70 billion for the year ended December 31, 2003. The large volume of securities purchases in 2003 was primarily attributable to the need to invest proceeds from the Company’s common stock offering and rapid turnover in the Company’s securities portfolio resulting from the historically low interest rate environment.

At December 31, 2004, the Bank had outstanding loan commitments to borrowers of $424.8 million. Undisbursed home equity lines and personal credit lines were $174.5 million at December 31, 2004. Excluding deposits assumed through the First Sentinel acquisition, total deposits decreased $4.7 million for the year ended December 31, 2004. Deposit inflows are affected by changes in interest rates, competitive pricing and product offerings in our marketplace, local economic conditions and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $960.0 million at December 31, 2004. Based on current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

As of December 31, 2004, The Provident Bank exceeded all regulatory capital requirements. At December 31, 2004, the Bank’s leverage (Tier 1) capital ratio was 8.33%. FDIC regulations currently require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2004, the Bank’s total risk-based capital ratio was 14.21%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a risk-based capital ratio of at least 10.00%. As of December 31, 2004, The Provident Bank exceeded the well-capitalized capital requirements.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2004, are summarized below:

Off-Balance Sheet and Contractual Obligations
(in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long term commitments	$591,429	$591,429	$—	$—	$—
Letters of credit	7,897	7,897	—	—	—

Total Off-Balance Sheet	599,326	599,326	—	—	—
Contractual Obligations:
Operating leases	47,728	2,931	5,984	5,771	33,042
Certificate of deposits	1,395,195	959,962	263,496	135,932	35,805

Total Contractual Obligations	1,442,923	962,893	269,480	141,703	68,847

Total	$2,042,249	$1,562,219	$269,480	$141,703	$68,847

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $599.3 million at December 31, 2004, an increase of $202.5 million or 51.0% from $396.9 million at December 31, 2003. The increase in off-balance sheet commitments was primarily due to the First Sentinel acquisition.

Contractual obligations consist of operating leases and certificate of deposit liabilities at December 31, 2004. There were no securities purchases that were entered into in December 2004 that would have settled in January 2005. At December 31, 2003, there were $2.4 million in securities purchase obligations. Total contractual obligations at December 31, 2004 were $1.44 billion, an increase of $473.3 million, or 48.8%, compared to $969.6 million at December 31, 2003. Operating leases increased $4.2 million, or 40.3%, to $47.7 at December 31, 2004, compared to $34.0 million at December 31, 2003, and certificate of deposit accounts increased $462.1 million, or 49.5%, to $1.40 billion at December 31, 2004, from $933.1 million at December 31, 2003. The increases in operating leases and increases in certificate of deposit accounts were primarily due to the additional branches and deposits that were included in the First Sentinel acquisition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The Company’s most significant risk exposure is interest rate risk. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all twenty- and thirty-year fixed-rate mortgage loans at origination. Commercial real estate loans generally have interest rates that reset in five years and other commercial loans, such as construction loans and commercial lines of credit reset with changes in the prime rate, LIBOR or the federal funds rate. Investment securities purchases generally have maturities of five years or less and mortgage-backed securities have weighted average lives between three and five years.

The management Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include the Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer, as well as senior officers from our finance, lending and customer management departments. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 34.4% at December 31, 2004 compared to 34.6% at December 31, 2003. Certificate of deposit accounts are generally short-term. As of December 31, 2004, 68.8% of all time deposits had maturities of one year or less compared to 76.0% at December 31, 2003. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

Quantitative Analysis. The Company measures sensitivity to changes in interest rates through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. The Company measures changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, within set limits for acceptable change.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2004.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	$205,825	$7,376	3.7%
Static	198,449	—	—
+100	188,291	(10,158)	(5.1)%
+200	177,662	(20,788)	(10.5)%
+300	166,595	(31,854)	(16.1)%

The above table indicates that as of December 31, 2004, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 10.5%, or $20.8 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down 100 basis points evenly over a twelve-month period, the Company would experience a 3.7%, or $7.4 million increase in net interest income.

Due to the difficulty in accurately predicting the sensitivity of interest bearing deposits to changes in interest rates, the assumptions made in the model regarding deposit repricing reflect a “worst case” scenario. The model assumes that all interest-bearing deposits, including products with no defined maturity such as passbook savings, statement savings, interest-bearing checking, and money market accounts, will reprice the full monthly incremental amount for each rate ramp scenario. Although this is unlikely to happen, management believes this is an objective methodology to use in measuring interest rate risk.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2004.

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	$1,396,460	$44,525	3.3%	20.9%	2.0%
Flat	1,351,935	—	—	20.5%	—
+100	1,267,783	(84,152)	(6.2)%	19.5%	(4.5)%
+200	1,185,206	(166,729)	(12.3)%	18.6%	(9.0)%
+300	1,103,036	(248,899)	(18.4)%	17.7%	(13.7)%

The above table indicates that as of December 31, 2004, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company would experience a 12.3%, or $166.7 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 3.3%, or $44.5 million increase in the present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net interest income requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Item 8. Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

(2)	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2004 and 2003

(2)	Condensed Statement of Income for the years ended December 31, 2004 and 2003

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2004 and 2003

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident Financial Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effectiveness of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 11, 2005

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited management’s assessment, included on page 84, Item 9A., Control Procedures - Management Report on Internal Control Over Financial Reporting, that Provident Financial Services, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Provident Financial Services, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 11, 2005

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2004 and 2003

(Dollars in Thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$121,187	$106,228
Federal funds sold	16,000	—
Short-term investments	26,507	69,624

Total cash and cash equivalents	163,694	175,852

Investment securities (market value of $450,071 and $524,429 at December 31, 2004 and December 31, 2003, respectively)	445,633	517,789

Securities available for sale, at fair value	1,406,340	1,151,829
Federal Home Loan Bank Stock	48,283	34,585

Loans	3,707,211	2,237,367
Less allowance for loan losses	33,766	20,631

Net loans	3,673,445	2,216,736

Foreclosed assets, net	140	41
Banking premises and equipment, net	64,605	46,741
Accrued interest receivable	23,865	16,842
Intangible assets	443,148	23,938
Bank-owned life insurance	105,932	71,506
Other assets	58,237	29,019

Total assets	$6,433,322	$4,284,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,116,812	$774,988
Savings deposits	1,538,466	987,877
Certificates of deposit of $100,000 or more	253,024	148,306
Other time deposits	1,142,171	784,805

Total deposits	4,050,473	2,695,976

Mortgage escrow deposits	15,389	11,061
Borrowed funds	1,166,064	736,328
Subordinated debentures	27,113	—
Other liabilities	37,507	24,394

Total liabilities	5,296,546	3,467,759

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 74,078,784 shares outstanding at December 31, 2004 and 61,538,300 shares issued and 60,600,100 shares outstanding at December 31, 2003, respectively	799	615
Additional paid-in capital	960,792	606,541
Retained earnings	358,678	324,250
Accumulated other comprehensive income	3,767	6,416
Treasury stock	(70,810)	—
Unallocated common stock held by the Employee Stock Ownership Plan	(76,101)	(78,816)
Common stock acquired by the Stock Award Plan	(40,349)	(41,887)
Common stock acquired by the Directors’ Deferred Fee Plan	(13,379)	—
Deferred compensation – Directors’ Deferred Fee Plan	13,379	—

Total stockholders’ equity	1,136,776	817,119

Total liabilities and stockholders’ equity	$6,433,322	$4,284,878

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2004, 2003 and 2002

(Dollars in Thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Interest income:
Real estate secured loans	$121,291	$84,307	$93,893
Commercial loans	18,309	20,711	18,894
Consumer loans	23,084	18,432	21,167
Investment securities	19,183	17,708	5,323
Securities available for sale	46,675	41,639	36,465
Other short-term investments	480	463	281
Federal funds	521	1,246	1,284

Total interest income	229,543	184,506	177,307

Interest expense:
Deposits	39,506	39,171	54,837
Borrowed funds	27,107	15,462	8,404
Subordinated debentures	572	—	—

Total interest expense	67,185	54,633	63,241

Net interest income	162,358	129,873	114,066

Provision for loan losses	3,600	1,160	12,800

Net interest income after provision for loan losses	158,758	128,713	101,266

Non-interest income:
Fees	20,409	16,325	15,144
Bank-owned life insurance	4,477	3,847	2,869
Net gain on securities transactions	1,310	1,116	960
Other income	2,955	2,546	5,174

Total non-interest income	29,151	23,834	24,147

Non-interest expense:
Compensation and employee benefits	61,098	54,683	46,862
Net occupancy expense	17,008	14,157	13,220
Data processing expense	8,234	6,618	6,080
Advertising and promotion expense	5,969	3,770	3,003
Amortization of intangibles	5,266	3,699	3,677
Federal deposit insurance	503	440	417
Other operating expenses	21,256	19,412	15,828
Contribution to The Provident Bank Foundation	—	24,000	—

Total non-interest expenses	119,334	126,779	89,087

Income before income tax expense and the cumulative effect of a change in accounting principle	$68,575	$25,768	$36,326
Income tax expense	19,274	7,024	9,231

Income before the cumulative effect of a change in accounting principle	49,301	18,744	27,095
Cumulative effect of a change in accounting principle, net of tax	—	—	(519)

Net income	$49,301	$18,744	$26,576

Basic earnings per share	$0.80	$0.31
Average basic shares outstanding (from date of conversion)	61,576,544	57,835,726

Diluted earnings per share	$0.80	$0.31
Average diluted shares outstanding (from date of conversion)	61,932,173	57,965,640

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2001	$—	$—	$—	$—	$—	$—	$—	$287,535	$4,595	$292,130
Comprehensive income:
Net income	—	—	—	—	—	—	—	26,576	—	26,576
Other comprehensive income:
Unrealized holding gains on securities arising during the period (net of tax of $5,401)	—	—	—	—	—	—	—	—	7,828	7,828
Reclassification adjustment for gains included in net income (net of tax of $362)	—	—	—	—	—	—	—	—	(525)	(525)

Total comprehensive income										$33,879

Balance at December 31, 2002	$—	$—	$—	$—	$—	$—	$—	$314,111	$11,898	$326,009
Comprehensive income:
Net income	—	—	—	—	—	—	—	18,744	—	18,744
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($3,330))	—	—	—	—	—	—	—	—	(4,822)	(4,822)
Reclassification adjustment for gains included in net income (net of tax of $456)	—	—	—	—	—	—	—	—	(660)	(660)

Total comprehensive income										$13,262

Sale of common stock	615	604,752	—	—	—	—	—	—	—	605,367
Cash dividends paid	—	—	—	—	—	—	—	(8,605)	—	(8,605)
Purchase of ESOP shares	—	—	(81,489)	—	—	—	—	—	—	(81,489)
Allocation of ESOP shares	—	63	2,673	—	—	—	—	—	—	2,736
Purchase of SAP shares	—	—	—	(43,768)	—	—	—	—	—	(43,768)
Allocation of SAP shares	—	37	—	1,881	—	—	—	—	—	1,918
Allocation of stock options	—	1,689	—	—	—	—	—	—	—	1,689

Balance at December 31, 2003	$615	$606,541	$(78,816)	$(41,887)	$—	$—	$—	$324,250	$6,416	$817,119
Comprehensive income:
Net income	—	—	—	—	—	—	—	49,301	—	49,301
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($1,198))	—	—	—	—	—	—	—	—	(1,874)	(1,874)
Reclassification adjustment for gains included in net income (net of tax of $535)	—	—	—	—	—	—	—	—	(775)	(775)

Total comprehensive income										$46,652

Cash dividends paid	—	—	—	—	—	—	—	(14,873)	—	(14,873)
Common stock issued in connection with the First Sentinel acquisition, net	184	350,357	—	—	—	—	—	—	—	350,541
DDFP acquired from First Sentinel	—	—	—	—	(13,379)	13,379	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(70,909)	—	—	(70,909)
Option exercises	—	—	—	—	—	—	99	—	—	99
Allocation of ESOP shares	—	311	2,715	—	—	—	—	—	—	3,026
Purchase of SAP shares	—	—	—	(3,565)	—	—	—	—	—	(3,565)
Allocation of SAP shares	—	94	—	5,103	—	—	—	—	—	5,197
Allocation of stock options	—	3,489	—	—	—	—	—	—	—	3,489

Balance at December 31, 2004	$799	$960,792	$(76,101)	$(40,349)	$(13,379)	$13,379	$(70,810)	$358,678	$3,767	$1,136,776

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(Dollars in Thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$49,301	$18,744	$26,576
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution to The Provident Bank Foundation	—	24,000	—
Depreciation and amortization of intangibles	12,255	9,735	9,225
Provision for loan losses	3,600	1,160	12,800
Deferred tax benefit	(5,269)	(9,176)	(1,537)
Increase in cash surrender value of Bank-owned Life Insurance	(4,477)	(3,847)	(2,869)
Net amortization (accretion) of premiums and discount on securities	6,692	13,614	(380)
Accretion of net deferred loan fees	(1,551)	(859)	(713)
Amortization of premiums on purchased loans	3,885	924	905
Proceeds from sales of other real estate owned, net	74	1,793	299
Allocation of ESOP shares	3,026	2,736	—
Allocation of SAP shares	5,197	1,918	—
Allocation of stock options	3,489	1,689	—
Net gain on sale of loans	(1,470)	(1,235)	(2,232)
Net gain on securities available for sale	(1,310)	(1,116)	(960)
Decrease (increase) in accrued interest receivable	2,233	(1,000)	(511)
Decrease (increase) in other assets	23,137	(14,290)	(7,786)
(Decrease) increase in mortgage escrow deposits	(7,890)	1,479	(4,170)
Increase (decrease) in other liabilities	2,910	7,192	(9,142)

Net cash provided by operating activities	93,832	53,461	19,505

Cash flows from investing activities:
Proceeds from sale of loans	88,165	92,579	79,129
Proceeds from maturities, calls and paydowns of investment securities	82,630	134,636	31,635
Purchases of investment securities	(11,498)	(438,196)	(134,909)
Proceeds from sales of securities available for sale	316,633	86,809	1,041
Proceeds from maturities and paydowns of securities available for sale	451,456	1,252,893	137,295
Purchases of securities available for sale	(289,783)	(1,262,421)	(871,822)
Cash consideration paid to acquire First Sentinel, net of cash and cash equivalents received	(148,395)	—	—
Purchase of Bank-owned Life Insurance	—	(20,000)	—
Net increase in loans	(355,860)	(279,236)	(127,421)
Purchases of premises and equipment, net	(8,650)	(8,770)	(5,926)

Net cash provided by (used in) investing activities	124,698	(441,706)	(890,978)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,691)	(547,358)	901,611
Proceeds from sale of stock, net	—	567,214	—
Purchase of ESOP shares, net	—	(81,489)	—
Purchase of SAP shares, net	(3,565)	(43,768)	—
Purchase of treasury stock	(70,909)	—	—
Cash dividends paid to stockholders	(14,873)	(8,605)	—
Stock options exercised	99	—	—
Proceeds from FHLB Advances	1,696,000	499,800	166,150
Payments on FHLB Advances	(1,837,404)	(75,249)	(43,700)
Net increase (decrease) in Repurchase Agreements	4,655	(11,303)	4,864

Net cash (used in) provided by financing activities	(230,688)	299,242	1,028,925

Net (decrease) increase in cash and cash equivalents	(12,158)	(89,003)	157,452

Cash and cash equivalents at beginning of period	175,852	264,855	107,403

Cash and cash equivalents at end of period	$163,694	$175,852	$264,855

Cash paid during the period for:
Interest on deposits and borrowings	$64,794	$54,633	$63,242

Income taxes	$30,816	$15,779	$11,650

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$173	$1,834	$299

Transfer of conversion proceeds held in escrow deposits to stockholders’ equity	$—	$525,989	$—

Common stock contributed to the Provident Bank Foundation	$—	$19,200	$—

Fair value of assets acquired	$2,152,075	$—	$—

Goodwill and core deposit intangible	$423,217	$—	$—

Liabilities assumed	$1,972,888	$—	$—

Common stock issued for First Sentinel acquisition	$350,541	$—	$—

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”), The Provident Bank (the “Bank”) and their wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Business

The Company, through the Bank, provides a full range of banking services to individual and corporate customers through branch offices in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ from those estimates.

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

Securities

Securities include investment securities and securities available for sale. Securities that an entity has the positive intent and ability to hold to maturity are classified as “investment securities” and reported at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as “securities available for sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. Fair values are based on published or securities dealers’ market prices. Gains or losses on the sale of securities are based upon the specific identification method.

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock of the FHLB at cost based on a specified formula. The Bank carries this investment at cost, which approximates market value.

Loans

Mortgages on real estate and other loans are stated at the face amount of the loans. Unearned income on purchased residential mortgage loans is recognized in income based on the level yield method. Accrued interest on loans that are contractually 90 days or more past due or when collection of interest appears doubtful is reversed and charged against interest income. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

An impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect amounts due under the contractual terms of the loan agreement. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are therefore excluded from the population of impaired loans.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

Foreclosed Assets

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated costs to sell. Fair market value is generally based on recent appraisals. When an asset is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

Banking Premises and Equipment

Land is carried at cost. Banking premises, furniture, fixtures and equipment are carried at cost, less accumulated depreciation, computed using the straight-line method based on their estimated useful lives (generally 25 to 40 years for buildings and 3 to 5 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the leases or the estimated useful lives of the assets, whichever are shorter, using the straight-line method. Maintenance and repairs are charged to expense as incurred.

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

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on accelerated and straight-line bases over periods of 8.8 and ten years. Mortgage servicing rights are recorded when purchased or originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated basis, adjusted for prepayments. Mortgage servicing rights are carried at fair value. The amortization of the core deposit premiums and mortgage servicing rights is recorded in other operating expenses.

Bank-owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other non-interest income.

Employee Benefit Plans

The Bank maintains a pension plan which covers substantially all employees. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. On April 1, 2003, the pension plan was frozen.

The Bank has a savings incentive plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 6% contributed by participants. The Bank’s matching contribution, if any, is determined quarterly by the Board of Directors.

The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position 93-6, “Employer Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. The Company’s common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average price of the Company’s stock during each quarter.

The Company’s stock option plan is accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. The Stock Award Plan (“SAP”) is accounted for in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan and SAP. Expense for the SAP in the amount of the fair value of the common stock at the date of grant is recognized ratably over the vesting period. Unvested and unallocated SAP shares are recorded as a reduction of stockholders’ equity at cost.

In connection with the First Sentinel acquisition, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2004, there were 765,318 shares held by the DDFP.

Postretirement Benefits Other Than Pensions

The Bank provides postretirement health care and life insurance plans to its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated postretirement benefits for employees with less than 10 years of service.

Comprehensive Income

Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the Statements of Changes in Stockholders’ Equity.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the presentation adopted in 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are to be applied prospectively and are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123 (R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of SFAS No. 123(R) are effective for most public companies’ interim or annual periods beginning after June 15, 2005. The Company’s stock option plan is currently accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and the Company’s SAP is accounted for in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. Accordingly, compensation expense has been recognized in the income statement for the stock option plan and expense for the SAP in the amount of the fair value of the common stock at the date of grant is recognized in the income statement ratably over the vesting period. The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). The approved delay is applicable to all securities within the scope of EITF 03-1 and will remain in effect until new guidance is issued and comes into effect. The disclosure requirements originally prescribed by EITF 03-1 will remain in effect, and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities, September 1985, SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” remains in effect for public companies.

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS106-2 supersedes FSP FAS106-1 and provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. At December 31, 2004, measures of the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(2)	Stockholders’ Equity and Acquisition

Stockholders’ Equity

On January 15, 2003 the Bank completed its plan of conversion, and the Bank became a wholly-owned subsidiary of the Company. The Company sold 59.6 million shares of common stock (par value $0.01 per share) at $10.00 per share. The Company received net proceeds in the amount $567.2 million.

In connection with the Bank’s commitment to its community, the plan of conversion provided for the establishment of a charitable foundation as part of the conversion. Provident donated to the foundation $4.8 million in cash and 1.92 million of authorized but unissued shares of common stock, which amounted to $24.0 million in aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock during 2003.

Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering.

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders”, as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2004, the liquidation account, which is an off-balance sheet memorandum account, amounted to $102,733,000.

Acquisition

The Company completed the acquisition of First Sentinel and the merger of its wholly-owned subsidiary, First Savings Bank, with and into the Bank, as of the close of business July 14, 2004. First Savings Bank operated 22 full-service branch offices in Middlesex, Monmouth, Somerset and Union Counties, New Jersey. The acquisition presented the Company with the strategic opportunity to enhance stockholder value, market share and earnings growth. The opportunities include strengthening and expanding the Company’s presence in the growing Middlesex County marketplace through additional retail and commercial banking product offerings, increasing deposit share and further building the Company’s core deposit funding base, as well as enhancing the Company’s avenues for earning asset generation.

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

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $390.2 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $33.0 million in connection with the acquisition, which is being amortized on an accelerated basis over 8.8 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities did not have a material impact on the Company’s results of operations and is not projected to have a material impact on future periods.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table presents data with respect to the fair values of assets and liabilities acquired in the First Sentinel acquisition (in thousands):

At July 14, 2004
Assets:
Cash and due from banks	$103,468
Securities	739,825
Loans, net	1,190,261
FHLB-NY stock	19,521
Fixed assets	16,203
Other assets	82,797
Core deposit intangible	33,013
Goodwill	390,204

Total assets	$2,575,292

Liabilities:
Deposits	$1,359,188
Borrowings	566,485
Subordinated debentures	27,448
Other liabilities	19,767

Total liabilities	1,972,888

Net assets acquired	$602,404

The net deferred tax liability resulting from adjustments of net assets acquired, including the creation of the core deposit intangible, amounted to $2.7 million.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The computation of the purchase price, the allocation of the purchase price to net assets of First Sentinel based on their respective values as of July 14, 2004, and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of First Sentinel	28,299,255
Percentage exchanged for Provident common stock	60%

First Sentinel common shares exchanged for Provident common stock	16,979,553
Exchange ratio	1.092

18,541,672
Fractional shares	(1,010)

Provident common stock issued	18,540,662
Market price per share of Provident common stock	$19.09

Total market value of Provident common stock issued	$353,941
Retirement of Provident stock issued on First Sentinel stock owned by Provident	(3,400)

Total market value of Provident common stock issued, net	$350,541

Common shares outstanding of First Sentinel	28,299,255
Percentage exchanged for cash	40%

First Sentinel common shares exchanged for cash	11,319,702
Cash price per share of First Sentinel common stock	$22.25

Total cash distributed to First Sentinel stockholders	$251,863

Total purchase price of First Sentinel	$602,404
Total common stockholders’ equity of First Sentinel	206,144

Excess of purchase price over carrying value of assets acquired	396,260
Purchase accounting adjustments related to assets and liabilities acquired, net of tax :
Securities available for sale	1,598
Loans	(1,686)
Banking premises and equipment, net	(1,020)
Deposits	2,240
Borrowed funds	12,472
Subordinated debentures	990
Other liabilities – Other post-retirement employee benefits	597
Post-acquisition transaction costs	5,116
DDFP	(334)
ESOP termination	(9,849)
Core deposit intangible	(16,180)

Goodwill	$390,204

The following table presents pro forma condensed combined financial information of the Company had the acquisition taken place on January 1, for all periods presented (dollars in thousands, except per share data):

	Year ended December 31,
	2004	2003
Net interest income	$192,527	$186,557
Net income	57,027	35,768
Basic earnings per share	$0.76	$0.46
Diluted earnings per share	$0.76	$0.45

Net income for the year ended December 31, 2003 reflected the one-time expense associated with the $15.6 million, net of tax, contribution to The Provident Bank Foundation. The pro forma combined results of operations presented in the preceding table exclude charges directly attributable to the transaction totaling $21.8 million, net of tax, for 2004 and $4.3 million, net of tax, for 2003. Transaction and acquisition costs have been determined in accordance with EITF 95-3. All expected transaction costs have been paid as of December 31, 2004.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(3)	Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2004 and 2003 is $4,198,000 and $2,882,000, respectively, representing reserves required by banking regulations.

(4)	Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Mortgage-backed securities	$229,001	1,330	(216)	230,115
State and municipal obligations	215,858	4,765	(1,441)	219,182
Equity securities	774	—	—	774

	$445,633	6,095	(1,657)	450,071

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Mortgage-backed securities	$305,496	3,143	(273)	308,366
State and municipal obligations	212,293	5,434	(1,664)	216,063

	$517,789	8,577	(1,937)	524,429

The Bank generally purchases securities for long-term investment purposes, and differences between carrying and market values may fluctuate during the investment period. In the opinion of management, the Bank expects to recover carrying values by retaining investment securities until their maturity.

The amortized cost and market value of investment securities at December 31, 2004 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2004
	Amortized cost	Market value
Due in one year or less	$9,268	9,339
Due after one year through five years	27,542	28,765
Due after five years through ten years	102,914	104,938
Due after ten years	76,134	76,140
Mortgage-backed securities	229,001	230,115
Equity securities	774	774

	$445,633	450,071

The following table represents the Company’s disclosure on investment securities that are accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands):

	December 31, 2004 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$50,244	(177)	9,213	(39)	59,457	(216)
State and municipal obligations	17,867	(118)	54,122	(1,323)	71,989	(1,441)

	$68,111	(295)	63,335	(1,362)	131,446	(1,657)

	December 31, 2003 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$38,314	(273)	—	—	38,314	(273)
State and municipal obligations	77,450	(1,664)	—	—	77,450	(1,664)

	$115,764	(1,937)	—	—	115,764	(1,937)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The temporary loss position is the result of changes in interest rates relative to the coupon of the individual security.

(5)	Securities Available for Sale

Securities available for sale at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Treasury obligations	$95,887	154	(729)	95,312
FHLMC obligations	1,971	37	—	2,008
Mortgage-backed securities	1,167,838	5,243	(3,994)	1,169,087
State and municipal obligations	10,876	91	(25)	10,942
Corporate obligations	90,735	1,861	(101)	92,495
Equity securities	32,864	3,761	(129)	36,496

	$1,400,171	11,147	(4,978)	1,406,340

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Treasury obligations	$120,913	671	(4)	121,580
FNMA obligations	5,000	36	—	5,036
Mortgage-backed securities	874,401	4,179	(4,647)	873,933
Corporate obligations	104,818	5,059	—	109,877
Equity securities	35,802	5,787	(186)	41,403

	$1,140,934	15,732	(4,837)	1,151,829

Securities available for sale having a carrying value of $564,414,000 and $331,157,000 at December 31, 2004 and 2003, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and market value of securities available for sale at December 31, 2004, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2004
	Amortized cost	Market value
Due in one year or less	$44,610	44,787
Due after one year through five years	143,957	144,949
Due after five years through ten years	10,902	11,021
Mortgage-backed securities	1,167,838	1,169,087
Equity securities	32,864	36,496

	$1,400,171	1,406,340

Proceeds from the sale of securities available for sale during 2004 were $316,633,000, resulting in gross gains and gross losses of $2,637,000 and $1,327,000, respectively. Proceeds from the sale of securities available for sale during 2003 were $86,809,000, resulting in gross gains and gross losses of $1,294,000 and $178,000, respectively. During 2002, proceeds from the sale of securities available for sale were $1,041,000, resulting in gross gains and gross losses of $960,000 and $0, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2004 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$89,164	(730)	—	—	89,164	(730)
Mortgage-backed securities	362,769	(2,198)	85,776	(1,795)	448,545	(3,993)
State and municipal obligations	3,577	(25)	—	—	3,577	(25)
Corporate obligations	13,100	(101)	—	—	13,100	(101)
Equity securities	3,253	(129)	—	—	3,253	(129)

	$471,863	(3,183)	85,776	(1,795)	557,639	(4,978)

	December 31, 2003 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$34,924	(4)	—	—	34,924	(4)
Mortgage-backed securities	408,920	(4,647)	—	—	408,920	(4,647)
Equity securities	1,719	(186)	—	—	1,719	(186)

	$445,563	(4,837)	—	—	445,563	(4,837)

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The temporary loss position is the result of changes in interest rates relative to the coupon of the individual security.

(6)	Loans

Loans receivable at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Mortgage loans:
Residential	$1,866,614	1,044,788
Commercial	685,330	449,092
Multi-family	86,292	90,552
Commercial construction	188,902	99,072

Total mortgage loans	2,827,138	1,683,504

Mortgage warehouse loans	—	4,148
Commercial loans	353,626	246,606
Consumer loans	514,296	300,825

	867,922	551,579

Premiums on purchased loans	14,421	5,411
Less unearned discounts	1,309	1,547
Less net deferred fees	961	1,580

	$3,707,211	2,237,367

Premiums on purchased loans are amortized over the lives of the loans as an adjustment to the loans’ yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2004, 2003 and 2002, $3,885,000, $924,000 and $905,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans is $6,195,000 and $6,128,000 at December 31, 2004 and 2003, respectively.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $274,000, $589,000 and $651,000, for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, there are no commitments to lend additional funds to borrowers whose loans are nonaccrual.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

At December 31, 2004, impaired loans consisted of five commercial loans totaling $862,000, all of which are included in nonaccrual loans. General and specific allocations of the allowance for loan losses attributable to impaired loans totaled $172,000 at December 31, 2004. There were no impaired loans at December 31, 2003. The average balances of impaired loans during the years ended December 31, 2004, 2003 and 2002 were $1,174,000, $0 and $1,382,000 respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2004, 2003 and 2002 was insignificant for the respective periods.

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of loans serviced for others was approximately $306,960,000 and $183,545,000, at December 31, 2004 and 2003, respectively.

The Bank, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $424,820,000 and $396,870,000, at December 31, 2004 and 2003, respectively, and undisbursed home equity and personal credit lines of $174,506,000 and $74,071,000, at December 31, 2004 and 2003, respectively), exist which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

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

(7)	Allowance for Loan Losses

The activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Years ended December 31
	2004	2003	2002
Balance at beginning of period	$20,631	20,986	21,909
Allowance of acquired institution (First Sentinel)	12,925	—	—
Provision charged to operations	3,600	1,160	12,800
Recoveries of loans previously charged off	2,971	2,871	1,197
Loans charged off	(6,361)	(4,386)	(14,920)

Balance at end of period	$33,766	20,631	20,986

During 2002, the Bank charged off $12.5 million related to a $20.6 million warehouse loan, resulting from an alleged fraud involving a mortgage warehouse borrower.

(8)	Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Land	$10,481	6,394
Banking premises	60,245	42,033
Furniture, fixtures and equipment	41,170	28,224
Leasehold improvements	16,064	11,473
Construction in progress	2,382	1,787

	130,342	89,911
Less accumulated depreciation and amortization	65,737	43,170

	$64,605	46,741

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $6,989,000, $6,036,000 and $5,548,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(9)	Intangible Assets

Intangible assets at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Goodwill	$410,112	19,908
Core deposit premiums	31,574	2,982
Mortgage servicing rights	1,054	1,048
SERP	408	—

	$443,148	23,938

Amortization expense of intangible assets for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Goodwill amortization	$—	—	55
Core deposit premiums	4,421	1,149	1,046
Mortgage servicing rights	845	2,550	2,576

	$5,266	3,699	3,677

Accumulated amortization of core deposit intangibles totaled $13,661,000 at December 31, 2004. Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2005	$6,838,000
2006	5,756,000
2007	4,997,000
2008	4,238,000
2009	3,479,000

During 2002, in connection with the implementation of SFAS No. 142, the Bank determined that $519,000 of goodwill related to the acquisition of a mortgage company was impaired, and recognized the impairment as a cumulative effect of a change in accounting principle.

(10)	Deposits

Deposits at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	Weighted average interest rate	2003	Weighted average interest rate
Savings deposits	$1,538,466	0.95%	$987,877	1.24%
Money market accounts	155,514	1.03	116,176	1.60
NOW accounts	485,698	0.64	329,997	1.04
Non-interest bearing deposits	475,600	—	328,815	—
Certificate of deposits	1,395,195	2.39	933,111	2.40

	$4,050,473		$2,695,976

Scheduled maturities of certificates of deposit accounts at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Within one year	$959,962	709,087
One to three years	263,496	145,097
Three to five years	135,932	75,022
Five years and thereafter	35,805	3,905

	$1,395,195	933,111

Interest expense on deposits for the years ended December 31, 2004, 2003 and 2002 is summarized as follows (in thousands):

	Years ended December 31
	2004	2003	2002
Savings deposits	$11,011	11,839	14,459
NOW and money market accounts	4,274	3,590	4,897
Certificates of deposits	24,221	23,742	35,481

	$39,506	39,171	54,837

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(11)	Borrowed Funds

Borrowed funds at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Securities sold under repurchase agreements	$465,386	44,663
FHLB line of credit	—	65,000
FHLB advances	700,678	626,665

	$1,166,064	736,328

FHLB advances are at fixed rates and mature between January 31, 2005 and November 13, 2018. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

Scheduled maturities of FHLB advances at December 31, 2004 are as follows (in thousands):

2004
Due in one year or less	$189,197
Due after one year through two years	158,937
Due after two years through three years	130,030
Due after three years through four years	169,509
Due after four years through five years	14,283
Thereafter	38,722

$700,678

Scheduled maturities of securities sold under repurchase agreements at December 31, 2004 are as follows (in thousands):

2004
Due in one year or less	$175,712
Due after one year through two years	56,039
Due after two years through three years	12,100
Due after three years through four years	94,015
Due after four years through five years	32,310
Thereafter	95,210

$465,386

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2004 and 2003 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2004:
Securities sold under repurchase agreements	$493,409	254,185	2.48%
FHLB line of credit	70,000	9,899	1.05%
FHLB advances	768,858	680,297	3.04%
2003:
Securities sold under repurchase agreements	$54,580	49,216	0.84%
FHLB line of credit	65,000	3,602	1.11%
FHLB advances	626,665	514,914	2.91%

Securities sold under repurchase agreements include wholesale borrowing arrangements as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. These securities are held at and under the control of the Bank. At December 31, 2004 and 2003, the Bank had unused lines of credit with the FHLB of $100,000,000 and $35,000,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(12)	Subordinated Debentures

As part of the First Sentinel acquisition, the Company assumed subordinated debentures issued by First Sentinel in connection with the issuance, in November 2001, of $25,000,000 of Company-obligated mandatorily redeemable preferred capital securities through special purpose business trusts. Of the $25,000,000 of preferred capital securities sold, $12,500,000 have a floating rate of interest, which resets semi-annually, equal to six-month LIBOR plus 3.75%. The floating rate, however, may not exceed 11.00% for the first five years. The remaining $12,500,000 of preferred capital securities have a fixed interest rate of 9.95%. Distributions on the preferred capital securities are payable semi-annually. The stated maturity of the preferred capital securities is December 8, 2031, with early redemption permitted on any June 8 or December 8 on or after December 8, 2006, at par. Upon assumption of the subordinated debentures, the Company recorded a premium of $1,674,000, representing the fair market value adjustment at the acquisition date. This premium is being accreted against interest expense on a straight-line basis over 2.5 years.

(13)	Benefit Plans

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

In addition to pension benefits, certain health care and life insurance benefits are made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 8, 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Measures of the benefit obligation or net periodic benefit cost shown below do not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

The following table shows the change in benefit obligation, the change in plan assets and the funded status for the pension plan and post-retirement health care and life insurance plans and the accumulated benefit obligation at the measurement dates, December 31, 2004, 2003 and 2002 (in thousands):

	Pension			Post-retirement
	2004	2003	2002	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$22,033	$31,148	$25,690	$22,272	$19,962	$17,934
Acquisition of First Sentinel	—	—	—	3,165	—	—
Plan Amendment	—	(11,915)	625	—	(4,136)	—
Service cost	—	415	1,479	659	479	1,125
Interest cost	1,336	1,579	1,929	1,582	1,227	1,192
Actuarial loss (gain)	(432)	3,824	1,470	1,721	2,589	(652)
Benefits paid	(2,925)	(3,018)	(1,171)	(506)	(327)	(359)
Change in actuarial assumptions	1,501	—	1,126	2,167	2,478	722

Benefit obligation at end of year	$21,513	$22,033	$31,148	$31,060	$22,272	$19,962

Change in plan assets:
Fair value of plan assets at beginning of year	$22,734	$20,510	$16,714	$—	$—	$—
Actual return on plan assets	3,129	4,842	(1,707)	—	—	—
Employer contributions	—	400	6,674	506	327	359
Benefits paid	(2,925)	(3,018)	(1,171)	(506)	(327)	(359)

Fair value of plan assets at end of year	$22,938	$22,734	$20,510	$—	$—	$—

Funded status	$1,425	701	(10,638)	(31,060)	(22,272)	(19,962)
Unrecognized transition asset	—	—	—	3,836	4,219	5,024
Unrecognized prior service cost	—	—	533	—	—	—
Unrecognized net actuarial (gain) loss	(57)	202	11,881	6,342	2,570	879

Prepaid (accrued) benefit cost	$1,368	$903	$1,776	$(20,882)	$(15,483)	$(14,059)

Accumulated Benefit Obligation	$21,513	$22,033	$20,431	$—	$—	$—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Net periodic benefit cost for the years ending December 31, 2004, 2003 and 2002, included the following components (in thousands):

	Pension			Post-retirement
	2004	2003	2002	2004	2003	2002
Service cost	$—	415	1,479	$659	479	1,125
Interest cost	1,336	1,579	1,929	1,582	1,227	1,192
Expected return on plan assets	(3,129)	(4,734)	1,708	—	—	—
Amortization of:
Net gain (loss)	1,328	3,480	(2,655)	159	—	—
Unrecognized prior service cost	—	533	74	—	—	—
Unrecognized remaining assets	—	—	—	384	384	419

Net periodic benefit (increase) cost	(465)	1,273	2,535	2,784	2,090	2,736

Curtailment gain	—	—	—	—	(339)	—

Post-retirement benefit (increase) cost	$(465)	1,273	2,535	$2,784	1,751	2,736

The weighted average actuarial assumptions used in the plan determinations at December 31, 2004, 2003 and 2002 were as follows:

	Pension			Post-retirement
	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	—	5.50	5.50	5.50	5.50	5.50
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	9.00	9.00	8.50

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$385	(330)
Effect on postretirement benefits obligation	4,475	(3,890)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows (in thousands):

	Pension	Post-retirement
2005	$488,000	$652,000
2006	596,000	697,000
2007	687,000	738,000
2008	745,000	774,000
2009	800,000	828,000

The weighted-average asset allocation of pension benefit plan assets at December 31 were:

Asset Category	2004	2003
Domestic equities	69%	68%
Foreign equities	12%	10%
US bonds	8%	10%
International bonds	5%	4%
Real estate	5%	5%
Cash	1%	3%

Total	100%	100%

The Company’s expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plan’s assets. The expected return on plan assets is also impacted by the target allocation of assets, which is based on the Company’s goal of earning the highest rate of return while maintaining risk at acceptable levels.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

The pension plan was frozen as of April 1, 2003. Based on the measurement date of December 31, 2004, management believes that no contributions will be made to the pension plan in 2005.

The Bank has a savings incentive plan covering substantially all employees of the Bank. For 2004, the Bank matched 50% of the first 6% contributed by the participants. The contribution percentage is determined quarterly by the Board of Directors. The Bank’s contributions for 2004, 2003 and 2002 were $702,000, $1,033,000 and $1,265,000, respectively.

The Bank also maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The plan, which is unfunded, provides benefits in excess of that permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $134,000, $100,000 and $279,000 for the years 2004, 2003 and 2002, respectively. At December 31, 2004, 2003 and 2002, $1,785,000, $1,242,000 and $1,142,000, respectively, was recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2004, was $77.5 million. Those shares pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the plan year ending December 31, 2004, there are 159,073 shares that are committed to be released and will be allocated to participants at the end of the plan year versus 156,337 shares released in the plan year ending December 31, 2003. Unallocated ESOP shares held in suspense totaled 4,454,054 at December 31, 2004, and had a fair market value of $86.3 million. ESOP compensation expense for the years ended December 31, 2004 and 2003 was $3,026,000 and $2,736,000, respectively.

The Supplemental Executive Savings Plan

This is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the Savings Incentive Plan’s and the ESOP’s benefit formulas. The supplemental payments for the Savings Incentive Plan portion of the Supplemental Executive Savings Plan consist of payments representing employee and employer contributions that cannot be allocated to participants under the Savings Incentive Plan due to the limitations imposed on tax-qualified plans. The supplemental payments for the ESOP portion of the Supplemental Executive Savings Plan consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Supplemental Executive Savings Plan was frozen effective December 31, 2003. Accrued benefits under the frozen plan will continue to be governed by the tax laws in effect prior to the enactment of Internal Revenue Code (“IRC”) Section 409A created by the American Jobs Creation Act (“AJCA”).

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Non-Qualified Supplemental Employee Stock Ownership Plan

Effective January 1, 2004, the Bank established a new deferred compensation plan for executive management and key employees of the Bank, known as The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”). The Supplemental ESOP was adopted in order to satisfy the requirements of new IRC Section 409A created by the AJCA. The Supplemental ESOP is a non-qualified plan that provides additional benefits to certain executives whose benefits under the ESOP are limited by tax law limitations applicable to tax-qualified plans. The Supplemental ESOP requires a contribution by the Bank for each participant who also participates in the ESOP equal to the amount that would have been contributed under the terms of the ESOP but for the tax law limitations, less the amount actually contributed under the ESOP.

Stock Award Plan

The purpose of the SAP is to promote the growth and profitability of the Company by providing directors and key employees with an equity interest in the Company as an incentive to achieve corporate goals. The SAP was approved by the Company’s stockholders on July 17, 2003. Under the SAP, 2,384,732 shares of the Company’s common stock are available for awards. The Company has purchased 2,384,732 shares to fund the SAP on the open market at an average price of $19.85 per share as of December 31, 2004.

As a general rule, restricted stock grants granted under the SAP are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments commencing one year from the date of the award. As of December 31, 2004, common stock that had not been awarded totaled 1,073,637 shares. Expense attributable to the SAP amounted to $5,197,000 and $1,918,000 for the years ended December 31, 2004 and 2003, respectively.

A summary status of the granted, but unvested shares under the SAP as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2004	2003
Outstanding at beginning of year	1,260,000	—
Granted	91,095	1,260,000
Forfeited	(40,000)	—
Vested	(252,000)	—

Outstanding at the end of year	1,059,095	1,260,000

Stock Option Plan

Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair market value of a share of common stock at the date of grant. Options vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Under the Company’s stock option plan, 5,961,830 shares of the Company’s common stock have been reserved for issuance. Directors and employees have been granted 4,772,000 stock options as of December 31, 2004.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during the year is presented below:

	2004		2003
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,943,800	$18.57	—	$—
Granted	100,000	18.15	4,953,800	18.57
Exercised	(5,385)	18.57	—	—
Forfeited	(271,800)	18.57	(10,000)	18.57

Outstanding at the end of year	4,766,615	$18.56	4,943,800	$18.57

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 17.43-19.22	4,766,615	8.5 years	$18.56	933,323	$18.57

The Company applies SFAS No. 123 and related Interpretations in accounting for stock options. Compensation expense for the Company’s stock option plan was determined based on the fair value at the grant date consistent with SFAS No. 123. Compensation expense related to the Company’s stock option plan totaled $3,489,000 and $1,689,000 for 2004 and 2003, respectively.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2004	2003
Expected dividend yield	1.22%	1.00%
Expected volatility	19.59%	15.00%
Risk-free interest rate	3.68%	2.40%
Expected option life	8 years	8 years

(14)	Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Years ended December 31
	2004	2003	2002
Current:
Federal	$23,030	14,048	10,168
State	1,513	2,152	600

Total current	24,543	16,200	10,768

Deferred:
Federal	(5,562)	(8,286)	517
State	293	(890)	(1,023)
Change in state deferred tax rate, net	—	—	(1,031)

Total deferred	(5,269)	(9,176)	(1,537)

	$19,274	7,024	9,231

The Bank recalculated its deferred tax assets and liabilities during the third quarter of 2002 as a result of an increase in the statutory tax rate for New Jersey thrifts from 3% to 9% retroactive to January 1, 2002. The new legislation was signed into law during the third quarter of 2002.

The Bank also recorded, in accumulated other comprehensive income, a deferred (benefit) expense of $(1,733,000), ($4,082,000) and $5,401,000 during the years 2004, 2003 and 2002, respectively, to reflect the tax effect of the unrealized (loss) gain on securities available for sale.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31
	2004	2003	2002
Tax expense at statutory rate of 35%	$24,001	9,016	12,534
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	1,174	820	(945)
Tax-exempt income	(3,068)	(1,968)	(1,180)
Change in valuation reserve	(1,848)	—	—
Bank-owned life insurance	(1,567)	(1,346)	(1,004)
Other, net	582	502	(174)

	$19,274	7,024	9,231

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Deferred fee income	$—	$505
Allowance for loan losses	13,480	8,355
Post-retirement benefit	8,922	6,518
Deferred compensation	5,261	341
Pension expense	—	108
Intangibles	4,118	2,347
Depreciation	495	1,589
SERP	729	508
Deferred gain	133	200
Contribution carry-forward	6,799	9,582
Accrued bonuses	518	—
ESOP	622	73
Stock compensation	2,519	1,360
Other	295	739

Total gross deferred tax assets	43,891	32,225
Valuation Reserve	946	2,794

Deferred tax liabilities:
Unrealized gain on securities	$2,402	$4,135
Pension expense	335	—
Deferred loan costs	1,734	—
Investment securities, principally due to accretion of discounts	163	158
Purchase accounting adjustments	3,567	—
Originated mortgage servicing rights	306	189
Other	76	1,137

Total gross deferred tax liabilities	8,583	5,619

Net deferred tax asset	$34,362	23,812

Equity at December 31, 2004 includes approximately $51,866,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2004 the Company had an unrecognized tax liability of $21,187,000 with respect to this reserve.

In 2004, the Company reduced the valuation reserve pertaining to the charitable contributions carry-forward $1,855,000 as a result of projected improvement in the Company’s ability to generate sufficient future taxable income to realize the deferred tax asset. This improvement in the Company’s future earnings outlook was largely due to the First Sentinel acquisition. The Company maintained a $946,000 valuation reserve against certain state deferred tax assets at December 31, 2004, which are not expected to be realized based upon projected future taxable income. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(15)	Lease Commitments

The approximate future minimum rental commitments for all significant non-cancellable operating leases at December 31, 2004 are summarized as follows (in thousands):

Year ending December 31:
2005	$2,931
2006	2,980
2007	3,004
2008	2,882
2009	2,889
Thereafter	33,042

$47,728

Rental expense was $3,107,000, $2,411,000 and $2,269,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(16)	Commitments, Contingencies and Concentrations of Credit Risk

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated financial statements. In the opinion of management, the consolidated financial position of the Company will not be materially affected by the outcome of such commitments or contingent liabilities.

The Bank previously entered into a long-term data processing contract. In exchange for certain data processing services, the Bank paid a fee of $7,615,000, $6,191,000 and $5,849,000 the years ended December 31, 2004, 2003 and 2002, respectively.

A substantial portion of the Bank’s loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate market conditions.

The Company has entered into employment agreements with three executives. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. In the event the executive’s employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of the average bonus paid over the last three years or the cash bonus paid in the last year, as well as continuation of life, medical, dental and disability insurance coverage for three years. The agreements generally provide that following a change in control (as defined in the agreement), the executive will receive the severance payments and insurance benefits described above if he resigns during the one-year period following the change in control or if the executive is terminated during the remaining term of the employment agreement following the change in control. The executives would receive an aggregate of $6,728,000 pursuant to the employment agreements upon a change of control of the Company based upon current levels of compensation.

(17)	Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2004 and 2003, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00%; a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

As of December 31, 2004 and 2003, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The Bank’s actual capital amounts and ratios are also presented in the following table (in thousands).

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Leverage (Tier 1)	$498,977	8.33%	$239,561	4.00%	$299,451	5.00%
Risk-based capital:
Tier 1	498,977	13.31	149,963	4.00	224,945	6.00
Total	532,865	14.21	299,926	8.00	374,908	10.00

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003 :
Leverage (Tier 1)	$530,985	13.27%	$160,015	4.00%	$200,019	5.00%
Risk-based capital:
Tier 1	530,985	21.52	98,717	4.00	148,075	6.00
Total	551,766	22.36	197,434	8.00	246,792	10.00

(18)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

The estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are presented in the following table (in thousands):

	2004		2003
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$163,694	163,694	175,852	175,852
Securities available for sale	1,406,340	1,406,340	1,151,829	1,151,829
Investment securities	445,633	450,071	517,789	524,429
FHLB stock	48,283	48,283	34,585	34,585
Loans	3,673,445	3,653,009	2,216,736	2,287,323
Financial liabilities:
Deposits	4,050,473	4,049,798	2,695,976	2,699,484
Borrowed funds	1,166,064	1,148,630	736,328	739,017
Subordinated debentures	27,113	26,405	—	—

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(19)	Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2004 and 2003. Basic and diluted earnings per share for the year ended December 31, 2003 includes the result of operations from January 15, 2003, the date the Company completed its Plan of Conversion. Fourth quarter 2004 earnings were favorably impacted by a $1.9 million, or $0.03 per share, reduction of a valuation allowance pertaining to charitable contribution carry-forwards created in connection with the formation of The Provident Bank Foundation.

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$46,987	$45,317	$66,908	$70,331
Interest expense	12,585	12,821	19,978	21,801

Net interest income	34,402	32,496	46,930	48,530
Provision for loan losses	600	1,050	1,050	900

Net interest income after provision for loan losses	33,802	31,446	45,880	47,630
Non-interest income	7,656	6,716	8,200	6,579
Non-interest expense	26,666	26,077	34,340	32,251

Income before income tax expense	14,792	12,085	19,740	21,958
Income tax expense	4,498	3,504	6,397	4,875

Net income	$10,294	$8,581	$13,343	$17,083

Basic earnings per share	0.19	0.16	0.19	0.25
Diluted earnings per share	0.19	0.16	0.19	0.24

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$47,178	$47,045	$43,854	$46,429
Interest expense	14,919	14,063	13,117	12,534

Net interest income	32,259	32,982	30,737	33,895
Provision for loan losses	600	300	160	100

Net interest income after provision for loan losses	31,659	32,682	30,577	33,795
Non-interest income	5,477	5,129	6,751	6,477
Non-interest expense	47,529	24,697	25,728	28,825

Income before income tax expense (benefit) and the cumulative effect of a change in accounting principle	(10,393)	13,114	11,600	11,447
Income tax expense (benefit)	(3,950)	4,276	3,462	3,236

Net income	$(6,443)	$8,838	$8,138	$8,211

Basic Earnings (loss) per Share	(0.12)	0.15	0.14	0.15
Diluted Earnings (loss) per Share	(0.12)	0.15	0.14	0.15

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(20)	Earnings Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share computations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2004	2003
Net income	$49,301	$17,755

Basic weighted average common shares outstanding	61,576,544	57,835,726
Plus:
Dilutive DDFP shares	343,498	—
Dilutive stock options	12,131	129,914

Diluted weighted average common shares outstanding	61,932,173	57,965,640

Earnings per share:
Basic	$0.80	$0.31
Diluted	$0.80	$0.31

Basic and diluted earnings per share for the year ended December 31, 2003 includes the result of operations from January 15, 2003, the date the Company completed its Plan of Conversion. Anti-dilutive stock options and awards totaling 6,020,295 shares at December 31, 2004, were excluded from the earnings per share calculations.

(21)	Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$40,755	5,356
Short-term investments	25,300	68,966

Total cash and cash equivalents	66,055	74,322

Securities available for sale, at fair value	35,843	100,456
Investment in Subsidiaries	942,272	517,640
Due from Subsidiary – SAP	42,331	47,333
ESOP Loan	77,498	78,990
Accrued interest receivable	29	200
Other assets	753	63

Total Assets	$1,164,781	819,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	27,113	—
Other liabilities	892	1,885
Total stockholders’ equity	1,136,776	817,119

Total Liabilities and Stockholders’ Equity	$1,164,781	819,004

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Income

(Dollars in Thousands)

	Year Ended December 31, 2004	January 15 to December 31, 2003
Income:
Dividends from Subsidiary	$239,189	$—
Interest income	3,633	2,484
Investment income	3,022	2,917
Other income	12	—

Total income	245,856	5,401

Interest expense	907	—
Non-interest expense	1,536	28,410

Total expense	2,443	28,410

Income (loss) before income tax expense	$243,413	$(23,009)

Income tax expense	164	89

Income (loss) before equity in undistributed net income of subsidiary	243,249	(23,098)

(Dividends in excess of earnings) Equity in undistributed net income of subsidiary	(193,948)	41,842

Net income	$49,301	$18,744

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31, 2004	January 15 to December 31, 2003
Cash flows from operating activities:
Net income	$49,301	$18,744
Adjustments to reconcile net income to
Dividends in excess of earnings (Equity in undistributed net income of subsidiary)	193,948	(41,842)
Contribution to The Provident Bank Foundation	—	24,000
ESOP expense	3,026	2,736
SAP expense	5,197	1,918
Stock option expense	3,489	1,689
Gain on sales of securities available for sale	(743)	—
Decrease in Due from Subsidiary - SAP	5,002	—
Increase in other assets	(519)	(6,606)
(Decrease) increase in other liabilities	(6,369)	1,886

Net cash provided by operating activities	252,332	2,525

Cash flows from investing activities:
Purchases of available for sale securities	(109,226)	(376,616)
Proceeds from sales of available for sale securities	71,584	29,257
Proceeds from maturities and paydowns of securities available for sale	103,891	243,903
Net decrease (increase) in ESOP loan	1,492	(78,990)
Cash consideration paid to acquire First Sentinel net of cash and cash equivalents received	(239,092)	—
Investment in subsidiary	—	(304,366)

Net cash used in investing activities	(171,351)	(486,812)

Cash flows from financing activities:
Proceeds from sale of stock, net	—	567,214
Purchases of treasury stock	(70,909)	—
Purchases of SAP shares	(3,565)	—
Stock option exercises	99	—
Cash dividends paid	(14,873)	(8,605)

Net cash (used in) provided by financing activities	(89,248)	558,609

Net (decrease) increase in cash and cash equivalents	(8,267)	74,322

Cash and cash equivalents at beginning of period	74,322	—

Cash and cash equivalents at end of period	$66,055	74,322

See accompanying notes to consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Paul M. Pantozzi, the Company’s Chairman and Chief Executive Officer, and Linda A. Niro, the Company’s Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The management of Provident Financial Services, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2004. This report appears on page 53.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding director nominees, continuing directors, executive officers, the Audit Committee of the board of directors, the Audit Committee financial expert and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Who Our Directors and Executive Officers Are”, “Corporate Governance—Audit Committee”, and “Corporate Governance—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “Proposal I Election of Provident Directors” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated herein by reference.

Provident has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of Provident and The Provident Bank, including the principal executive officer, principal financial officer, principal accounting officer, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on The “Governance” section of the “Investor Relations” page on The Provident Bank’s website at www.providentbanknj.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on The Provident Bank website.

Item 11. Executive Compensation

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Compensation of Directors and Executive Officers”, excluding the information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph”, in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated here by reference.

The information regarding Provident’s compensation plans under which equity securities of Provident are authorized for issuance as of December 31, 2004 is included under “Proposal I Election of Provident Directors under the caption “Compensation of Directors and Executive Officers—Equity Compensation Plans” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal II Ratification of the Appointment of Independent Auditors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 27, 2005 and is incorporated herein by reference.

PART IV

Item	15. Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)     Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Consolidated Statements of Financial Condition, December 31, 2004 and 2003

•	Consolidated Statements of Income, Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements.

(a)(2)     Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)     Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended. *

10.10	Voluntary Bonus Deferral Plan, as amended. *

10.11	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.12	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.13	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.14	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.15	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.16	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

21	Subsidiaries of the Registrant.

23.	Consent of KPMG, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).

(b)	The exhibits listed under (a)(3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 16, 2005	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul M. Pantozzi	By:	/s/ Linda A. Niro
	Paul M. Pantozzi, Chairman and Chief Executive Officer (Principal Executive Officer)		Linda A. Niro, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 16 , 2005	Date:	March 16, 2005

By:	/s/ Thomas M. Lyons	By:	/s/ Geoffrey M. Connor
	Thomas M. Lyons First Vice President and Chief Accounting Officer of The Provident Bank (Principal Accounting Officer)		Geoffrey M. Connor, Director

Date:	March 16, 2005	Date:	March 16, 2005

By:	/s/ John G. Collins	By:	/s/ J. Martin Comey
	John G. Collins, Director		J. Martin Comey, Director

Date:	March 16, 2005	Date:	March 16, 2005

By:	/s/ Frank L. Fekete	By:	/s/ Carlos Hernandez
	Frank L. Fekete, Director		Carlos Hernandez, Director

Date:	March 16, 2005	Date:	March 16, 2005

By:	/s/ William T. Jackson	By:	/s/ David Leff
	William T. Jackson, Director		David Leff, Director

Date:	March 16, 2005	Date:	March 16, 2005

By:	/s/ Arthur McConnell	By:	/s/ John P. Mulkerin
	Arthur McConnell, Director		John P. Mulkerin, Director

Date:	March 16, 2005	Date:	March 16, 2005

By:	/s/ Edward O’Donnell	By:	/s/ Thomas E. Sheenan
	Edward O’Donnell, Director		Thomas E. Sheenan, Director

Date:	March 16, 2005	Date:	March 16, 2005

By:	/s/ Jeffries Shein
Jeffries Shein, Director

Date:	March 16, 2005

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan * and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan for the Chairman, as amended. *

10.17	Voluntary Bonus Deferral Plan, as amended. *

10.18	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.19	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.20	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.21	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.22	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.23	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

21	Subsidiaries of the Registrant.

23	Consent of KPMG, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).