Form 10-Q
period 2005-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2005-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31566

PROVIDENT FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1547151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

830 Bergen Avenue, Jersey City, New Jersey	07306-4599
(Address of Principal Executive Offices)	(Zip Code)

(201) 333-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES  ☒    NO  ☐

As of May 2, 2005 there were 79,879,017 shares issued and 73,342,220 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 756,474 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 31, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$137,556	$121,187
Federal funds sold	65,000	16,000
Short-term investments	33,666	26,507

Total cash and cash equivalents	236,222	163,694

Investment securities (market value of $429,194 (unaudited) and $450,071 at March 31, 2005 and December 31, 2004, respectively)	430,445	445,633
Securities available for sale, at fair value	1,305,927	1,406,340
Federal Home Loan Bank (“FHLB”) stock	46,002	48,283

Loans	3,678,695	3,707,211
Less allowance for loan losses	33,837	33,766

Net loans	3,644,858	3,673,445

Foreclosed assets, net	140	140
Banking premises and equipment, net	63,557	64,605
Accrued interest receivable	22,923	23,865
Intangible assets	441,068	443,148
Bank-owned life insurance (“BOLI”)	107,228	105,932
Other assets	61,106	58,237

Total assets	$6,359,476	$6,433,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,115,840	$1,116,812
Savings deposits	1,532,906	1,538,466
Certificates of deposit of $100,000 or more	260,086	253,024
Other time deposits	1,143,071	1,142,171

Total deposits	4,051,903	4,050,473

Mortgage escrow deposits	20,363	15,389
Borrowed funds	1,109,489	1,166,064
Subordinated debentures	26,946	27,113
Other liabilities	37,700	37,507

Total liabilities	5,246,401	5,296,546

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 72,585,746 shares outstanding at March 31, 2005 and 79,879,017 shares issued and 74,078,784 outstanding at December 31, 2004, respectively.	799	799
Additional paid-in capital	961,730	960,792
Retained earnings	368,543	358,678
Accumulated other comprehensive (loss) income	(5,611)	3,767
Treasury stock, at cost	(97,907)	(70,810)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(75,421)	(76,101)
Common stock acquired by the Stock Award Plan (“SAP”)	(39,058)	(40,349)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(13,224)	(13,379)
Deferred compensation – DDFP	13,224	13,379

Total stockholders’ equity	1,113,075	1,136,776

Total liabilities and stockholders’ equity	$6,359,476	$6,433,322

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three Months ended March 31, 2005 and 2004 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Interest income:
Real estate secured loans	$38,278	$23,177
Commercial loans	4,953	3,887
Consumer loans	7,250	4,635
Investment securities	4,432	5,142
Securities available for sale	13,780	9,836
Other short-term investments	146	170
Federal funds	118	140

Total interest income	68,957	46,987

Interest expense:
Deposits	12,905	7,866
Borrowed funds	8,542	4,719
Subordinated debentures	345	—

Total interest expense	21,792	12,585

Net interest income	47,165	34,402

Provision for loan losses	—	600

Net interest income after provision for loan losses	47,165	33,802

Non-interest income:
Fees	4,692	4,735
BOLI	1,296	987
Net (loss) gain on securities transactions	(131)	427
Net gain on sales of loans	70	1,287
Other income	243	220

Total non-interest income	6,170	7,656

Non-interest expense:
Compensation and employee benefits	17,044	14,408
Net occupancy expense	4,900	3,798
Amortization of intangibles	2,128	522
Data processing expense	2,120	1,840
Advertising and promotion expense	730	1,403
Other operating expenses	4,455	4,695

Total non-interest expense	31,377	26,666

Income before income tax expense	21,958	14,792

Income tax expense	6,936	4,498

Net income	$15,022	$10,294

Basic earnings per share	$0.22	$0.19
Average basic shares outstanding	68,172,885	54,849,271

Diluted earnings per share	$0.22	$0.19
Average diluted shares outstanding	68,934,081	54,895,895

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2003	$615	$606,541	$(78,816)	$(41,887)	$—	$—	$—	$324,250	$6,416	$817,119
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,294	—	10,294
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $3,430)	—	—	—	—	—	—	—	—	4,966	4,966
Reclassification adjustment for gains included in net income (net of tax of $174)	—	—	—	—	—	—	—	—	(253)	(253)

Total comprehensive income										$15,007

Cash dividends paid	—	—	—	—	—	—	—	(3,125)	—	(3,125)
Purchase of treasury shares	—	—	—	—	—	—	(5,168)	—	—	(5,168)
Purchase of ESOP shares	—	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(32)	780	—	—	—	—	—	—	748
Purchase of SAP shares	—	—	—	(3,565)	—	—	—	—	—	(3,565)
Allocation of SAP shares	—	25	—	1,254	—	—	—	—	—	1,279
Allocation of stock options	—	907	—	—	—	—	—	—	—	907

Balance at March 31, 2004	$615	$607,441	$(78,036)	$(44,198)	$—	$—	$(5,168)	$331,419	$11,129	$823,202

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2005 and 2004 (Unaudited) (Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2004	$799	$960,792	$(76,101)	$(40,349)	$(13,379)	$13,379	$(70,810)	$358,678	$3,767	$1,136,776
Comprehensive income:
Net income	—	—	—	—	—	—	—	15,022	—	15,022
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($6,423))	—	—	—	—	—	—	—	—	(9,301)	(9,301)
Reclassification adjustment for losses included in net income (net of tax of ($54))	—	—	—	—	—	—	—	—	(77)	(77)

Total comprehensive income										$5,644

Cash dividends paid	—	—	—	—	—	—	—	(5,157)	—	(5,157)
Distributions from DDFP	—	—	—	—	155	(155)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(27,097)	—	—	(27,097)
Allocation of ESOP shares	—	31	680	—	—	—	—	—	—	711
Allocation of SAP shares	—	15	—	1,291	—	—	—	—	—	1,306
Allocation of stock options	—	892	—	—	—	—	—	—	—	892

Balance at March 31, 2005	$799	$961,730	$(75,421)	$(39,058)	$(13,224)	$13,224	$(97,907)	$368,543	$(5,611)	$1,113,075

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months ended March 31, 2005 and 2004 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$15,022	$10,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,103	2,183
Provision for loan losses	—	600
Decrease (increase) in deferred income taxes	121	(1,048)
Increase in cash surrender value of BOLI	(1,296)	(987)
Net amortization of premiums and discounts on securities	1,768	2,830
Accretion of net deferred loan fees	(429)	(263)
Amortization of premiums on purchased loans, net	1,160	903
Proceeds from sales of foreclosed assets, net	—	40
Allocation of ESOP shares	711	748
Allocation of SAP shares	1,306	1,279
Allocation of stock options	892	907
Net gain on sale of loans	(70)	(1,287)
Net loss (gain) on securities available for sale	131	(427)
Decrease in accrued interest receivable	942	803
Decrease (increase) in other assets	5,481	(1,173)
Increase (decrease) in mortgage escrow deposits	4,974	(433)
Increase in other liabilities	193	6,840

Net cash provided by operating activities	35,009	21,809

Cash flows from investing activities:
Proceeds from sale of loans	4,308	73,041
Proceeds from maturities, calls and paydowns of investment securities	14,747	17,046
Purchases of investment securities	—	(7,525)
Proceeds from sales of securities available for sale	11,595	83,356
Proceeds from maturities and paydowns of securities available for sale	71,648	138,962
Purchases of securities available for sale	—	(66,705)
Net decrease (increase) in loans	23,547	(111,740)
Purchases of premises and equipment, net	(927)	(1,624)

Net cash provided by investing activities	124,918	124,811

Cash flows from financing activities:
Net increase (decrease) in deposits	1,430	(4,052)
Purchase of SAP shares, net	—	(3,565)
Purchase of treasury stock	(27,097)	(5,168)
Cash dividends paid to stockholders	(5,157)	(3,125)
Proceeds from FHLB Advances	5,500	64,000
Payments on FHLB Advances	(59,085)	(111,389)
Net (decrease) increase in Repurchase Agreements	(2,990)	12,346

Net cash used in financing activities	(87,399)	(50,953)

Net increase in cash and cash equivalents	72,528	95,667
Cash and cash equivalents at beginning of period	163,694	175,852

Cash and cash equivalents at end of period	$236,222	$271,519

Cash paid during the period for:
Interest on deposits and borrowings	$21,844	$12,436

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$—	$53

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly-owned subsidiaries, The Provident Bank and First Sentinel Capital Trust I and II (the “Company”). These interim consolidated financial statements reflect the acquisition of First Sentinel Bancorp, Inc. (“First Sentinel”) on July 14, 2004, and the related issuance of 18.5 million shares of the Company’s common stock in connection with the merger.

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2004 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For Three Months Ended March 31,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$15,022			$10,294

Basic earnings per share:
Income available to common stockholders	$15,022	68,172,885	$0.22	$10,294	54,849,271	$0.19
Dilutive DDFP shares		759,422			—
Dilutive common stock equivalents		1,774			46,624

Diluted earnings per share:
Income available to common stockholders	$15,022	68,934,081	$0.22	$10,294	54,895,895	$0.19

Anti-dilutive stock options and awards totaling 5,610,796 shares at March 31, 2005, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
Mortgage loans:
Residential	$1,832,492	$1,866,614
Commercial	679,182	685,330
Multi-family	87,543	86,292
Commercial construction	186,562	188,902

Total mortgage loans	2,785,779	2,827,138

Commercial loans	354,895	353,626
Consumer loans	526,048	514,296

Total other loans	880,943	867,922

Premium on purchased loans	14,371	14,421
Less: Discount on purchased loans	1,269	1,309
Less: Net deferred fees	1,129	961

	$3,678,695	$3,707,211

The activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 is summarized as follows (in thousands):

	Three months ended March 31,
	2005	2004
Balance at beginning of period	$33,766	$20,631
Provision charged to operations	—	600
Recoveries of loans previously charged off	637	660
Loans charged off	(566)	(1,271)

Balance at end of period	$33,837	$20,620

Note 3. Deposits

Deposits at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
Savings deposits	$1,532,906	$1,538,466
Money market accounts	145,222	155,514
NOW accounts	489,881	485,698
Non-interest bearing deposits	480,737	475,600
Certificates of deposit	1,403,157	1,395,195

	$4,051,903	$4,050,473

Note 4. Components of Net Periodic Benefit Cost

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

In addition to pension benefits, certain health care and life insurance benefits are made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Company eliminated the post-retirement benefits for employees with less than ten years of service.

Net periodic benefit costs for the three months ended March 31, 2005 and 2004 include the following components (in thousands):

	Three months ended March 31,
	Pension		Other post- retirement
	2005	2004	2005	2004
Service cost	$—	—	$191	141
Interest cost	322	394	441	345
Expected return on plan assets	(439)	(418)	—	—
Amortization of unrecognized transitional obligation	—	—	96	96
Amortization of the net loss	6	24	72	8

Net periodic benefit (increase) cost	$(111)	—	$800	590

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it does not expect to contribute to its defined benefit pension plan in 2005. As of March 31, 2005, no contributions have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for 2005 were calculated using January 1, 2004 census data, rolled forward to December 31, 2004. The actuarial assumptions were the same as those used for the 2004 net periodic benefit cost, except for a discount rate of 5.75%.

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

Critical Accounting Policies

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable potential losses inherent in the loan portfolio. The Company maintains the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, The Provident Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three months ended March 31, 2005 or 2004.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on published or securities dealers’ market prices. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, the Company evaluates its intent and ability to hold securities to maturity or for a sufficient amount of time to recover the recorded amortized cost.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

Total assets at March 31, 2005 decreased $73.8 million, or 1.1%, to $6.36 billion compared to $6.43 billion at December 31, 2004, primarily as a result of reductions in securities, which were used to fund repayments of borrowings and common stock repurchases.

Securities available for sale, at fair value, decreased $100.4 million, or 7.1%, to $1.31 billion at March 31, 2005, compared to $1.41 billion at December 31, 2004. Investment securities held to maturity decreased $15.2 million, or 3.4%, to $430.4 million at March 31, 2005, compared to $445.6 million at December 31, 2004. The majority of the decline in the securities portfolios was attributable to investment maturities and amortization of mortgage-backed securities. In addition, the Company sold $11.7 million in longer-lived, lower coupon mortgage-backed securities during the quarter as part of its ongoing interest rate risk management process. The weighted average life of the Company’s available for sale securities portfolio was 2.9 years at March 31, 2005.

Total net loans at March 31, 2005 decreased $28.6 million, or 0.8%, to $3.64 billion, compared to $3.67 billion at December 31, 2004. Residential mortgage loans decreased $34.1 million to $1.83 billion at March 31, 2005, compared to $1.87 billion at December 31, 2004. Residential mortgage loan originations of $21.0 million and purchases of $21.6 million were more than offset by repayments of $72.2 million and sales of $4.2 million for the three months ended March 31, 2005. In addition, commercial real estate loans, including multi-family and construction loans, decreased $7.2 million to $953.3 million at March 31, 2005, compared to $960.5 million at December 31, 2004. Partially offsetting the decline in real estate secured loans, commercial loans increased $1.3 million to $354.9 million at March 31, 2005 compared to $353.6 million at December 31, 2004. Furthermore, consumer loans increased $11.8 million to $526.0 million at March 31, 2005, compared to $514.3 million at December 31, 2004.

Retail loans, which consist of residential mortgages loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.36 billion and accounted for 64.3% of the loan portfolio at March 31, 2005 compared to $2.38 billion, or 64.4% of the portfolio at December 31, 2004. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.31 billion, or 35.7% of the loan portfolio at March 31, 2005, compared to $1.33 billion, or 35.6% at December 31, 2004. The Company intends to continue to focus on the origination of commercial loans.

At March 31, 2005 and December 31, 2004, the allowance for loan losses totaled $33.8 million. Total non-performing loans were $5.6 million at March 31, 2005, compared to $6.2 million at December 31, 2004. Non-performing assets were $5.7 million and $6.3 million at March 31, 2005 and December 31, 2004, respectively. Total non-performing loans as a percentage of total loans were 0.15% at March 31, 2005, compared to 0.17% at December 31, 2004. The allowance for loan losses as a percentage of total loans was 0.92% at March 31, 2005, compared to 0.91% at December 31, 2004.

Cash and cash equivalents increased $72.5 million, or 44.3%, to $236.2 million at March 31, 2005, from $163.7 million at December 31, 2004, as a result of the reductions in investments and loans described above.

Total deposits increased $1.4 million from December 31, 2004, to $4.05 billion at March 31, 2005, with an $8.0 million increase in time deposits partially offset by a $6.5 million decrease in core deposits. Core deposits, which consist of all demand and savings deposits, represented 65.4% and 65.6% of total deposits at March 31, 2005 and December 31, 2004, respectively.

Borrowed funds decreased $56.6 million, or 4.9%, to $1.11 billion at March 31, 2005, from $1.17 billion at December 31, 2004, as proceeds from maturing investments and the amortization of mortgage-backed securities were used to pay off maturing liabilities.

Total stockholders’ equity decreased $23.7 million, or 2.1%, to $1.11 billion at March 31, 2005, compared to $1.14 billion at December 31, 2004. This decrease was primarily due to common stock repurchases totaling $27.1 million, an increase in the accumulated other comprehensive loss of $9.4 million, and cash dividends paid of $5.2 million, partially offset by net income of $15.0 million, and net amortization of stock-based compensation plans of $2.9 million. Common stock repurchases for the quarter ended March 31, 2005, totaled 1.5 million shares at an average cost of $18.04 per share. An additional 2.2 million shares remain eligible for repurchase under the current common stock repurchase authorization. At March 31, 2005, book value per share and tangible book value per share totaled $15.33 and $9.26, respectively.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $50.0 million overnight line of credit and a $50.0 million one month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of March 31, 2005, the Company did not have any outstanding borrowings against the lines of credit.

Cash needs for the three months ended March 31, 2005, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of mortgage-backed securities, sales of residential mortgage loans and increases in deposits. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, and the repayment of borrowings.

As of March 31, 2005, the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2005
	Required		Actual
	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$233,516	4.00%	$518,441	8.88%
Tier 1 risk-based capital	151,556	4.00	518,441	13.68
Total risk-based capital	303,111	8.00	552,382	14.58

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

General. The Company reported net income of $15.0 million for the three months ended March 31, 2005, compared to $10.3 million for the same period in 2004. Basic and diluted earnings per share were $0.22 for the three months ended March 31, 2005, compared to basic and diluted earnings per share of $0.19 for the three months ended March 31, 2004. Annualized return on average assets was 0.95% for the three months ended March 31, 2005, compared with 0.98% for the same period in 2004. Annualized return on average equity improved to 5.34% for the three months ended March 31, 2005, compared with 5.06% for the same period in 2004. The three months earnings and per share data for 2005 reflect the inclusion of the operations of First Sentinel, which merged with the Company on July 14, 2004, and the related issuance of 18.5 million shares of the Company’s common stock.

Net Interest Income. Total net interest income increased $12.8 million, or 37.1%, to $47.2 million for the quarter ended March 31, 2005, compared to $34.4 million for the quarter ended March 31, 2004. Interest income for the first quarter of 2005 increased $22.0 million, or 46.8%, to $69.0 million, compared to $47.0 million for the same period in 2004. Interest expense increased $9.2 million, or 73.2%, to $21.8 million for the quarter ended March 31, 2005, compared to $12.6 million for the quarter ended March 31, 2004. The changes in interest income and expense for the three months ended March 31, 2005, versus the comparable 2004 period are largely attributable to increases in earning assets and interest-bearing liabilities due to internal growth and the First Sentinel acquisition, and to a lesser extent, increases in market interest rates.

The Company’s net interest margin decreased 12 basis points to 3.38% for the quarter ended March 31, 2005, compared to 3.50% for the quarter ended March 31, 2004, and equaled the trailing quarter net interest margin of 3.38%. The net interest spread was 3.09% for the quarter ended March 31, 2005, compared with 3.12% for the same period in 2004 and 3.11% for the trailing quarter.

The average yield on interest-earning assets increased 18 basis points to 4.97% for the quarter ended March 31, 2005, compared to 4.79% for the comparable quarter in 2004. Compared to the trailing quarter, the yield on interest-earning assets increased seven basis points from 4.90%.

The average balance of net loans increased $1.45 billion, or 65.8%, to $3.65 billion for the quarter ended March 31, 2005, compared to $2.20 billion for the comparable quarter in 2004. Income on all loans secured by real estate increased $15.1 million, or 65.2%, to $38.3 million for the three months ended March 31, 2005, compared to $23.2 million for the three months ended March 31, 2004. Interest income on commercial loans increased $1.1 million, or 27.4%, to $5.0 million for the quarter ended March 31, 2005, compared to $3.9 million for the quarter ended March 31, 2004. Consumer loan interest income increased $2.6 million, or 56.4%, to $7.3 million for the quarter ended March 31, 2005, compared to $4.6 million for the quarter ended March 31, 2004.

Interest income on investment securities held to maturity decreased $710,000, or 13.8%, to $4.4 million for the quarter ended March 31, 2005, compared to $5.1 million for the quarter ended March 31, 2004. Average investment securities held to maturity totaled $439.9 million for the quarter ended March 31, 2005, compared with $515.6 million for the same period last year. Interest income on securities available for sale increased $3.9 million, or 40.1%, to $13.8 million for the quarter ended March 31, 2005, compared to $9.8 million for the quarter ended March 31, 2004. Average securities available for sale were $1.41 billion for the three months ended March 31, 2005, compared with $1.11 billion for the same period in 2004.

The average cost of interest-bearing liabilities increased 21 basis points to 1.88% for the quarter ended March 31, 2005 compared to 1.67% for the quarter ended March 31, 2004, and compared to the trailing quarter, the average cost of interest-bearing liabilities increased nine basis points from 1.79%.

The average balance of interest-bearing core deposit accounts increased $729.3 million, or 51.9%, to $2.13 billion for the quarter ended March 31, 2005, compared to $1.40 billion for the quarter ended March 31, 2004. Average time deposit account balances increased $454.4 million, or 48.3%, to $1.40 billion for the quarter ended March 31, 2005, compared to $941.5 million for the same period in 2004. Interest paid on deposit accounts increased $5.0 million, or 64.1%, to $12.9 million for the quarter ended March 31, 2005, compared to $7.9 million for the quarter ended March 31, 2004.

Average borrowings, including the subordinated debentures assumed through the First Sentinel acquisition, increased $480.0 million, or 69.7%, to $1.17 billion for the quarter ended March 31, 2005, compared to $688.5 million for the quarter ended March 31, 2004. Interest paid on such borrowed funds increased $4.2 million, or 88.3%, to $8.9 million for the quarter ended March 31, 2005, from $4.7 million for the quarter ended March 31, 2004.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to income, in order to maintain the allowance for loan losses at a level management considers adequate to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experiences, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

The Company did not record a provision for loan losses for the quarter ended March 31, 2005, compared to $600,000 for the quarter ended March 31, 2004. The reduction in the provision for loan losses for the quarter ended March 31, 2005, compared with the same period in 2004, was attributable to improvements in asset quality. The Company had net recoveries for the quarter ended March 31, 2005 of $71,000, compared to net charge-offs of $611,000 for the quarter ended March 31, 2004. The allowance for loan losses was $33.8 million, or 0.92% of total loans at March 31, 2005, compared to $33.8 million, or 0.91% of total loans at December 31, 2004 and $20.6 million, or 0.91% of total loans at March 31, 2004. At March 31, 2005, the allowance for loan losses as a percentage of non-performing loans increased to 605.3% from 545.1% at December 31, 2004 and 470.6% at March 31, 2004.

Non-Interest Income. Non-interest income decreased $1.5 million, or 19.4%, to $6.2 million for the quarter ended March 31, 2005, compared to $7.7 million for the same period in 2004. Gains on sales of loans totaled $70,000 for the quarter ended March 31, 2005, compared with $1.3 million for the same period in 2004. In the first quarter of 2004, the Company sold $71.8 million of 20- and 30-year fixed-rate residential mortgage loans as part of an ongoing strategy to reduce interest rate risk. Also contributing to the decline in non-interest income, the Company realized net losses on sales of securities of $131,000 for the three months ended March 31, 2005, compared with net gains of $427,000 for the same period in 2004. Securities sales and related gains and losses are dependent on market conditions and interest rate risk management and liquidity needs. Partially offsetting these decreases, income from appreciation in the cash surrender value of BOLI increased $309,000 to $1.3 million for the quarter ended March 31, 2005, compared to $987,000 for the same period in 2004. The increase in BOLI income was primarily attributable to the addition of $30.0 million of BOLI from the First Sentinel acquisition.

Non-Interest Expense. Non-interest expense increased $4.7 million, or 17.7%, to $31.4 million for the quarter ended March 31, 2005, compared to $26.7 million for the quarter ended March 31, 2004. For the three months ended March 31, 2005, compensation and benefits expense increased $2.6 million compared with the same period in 2004, primarily as a result of the addition of staff from the First Sentinel acquisition. The Company employed 915 full-time equivalent employees at March 31, 2005, compared with 703 full-time equivalent employees at March 31, 2004. Amortization of intangibles increased $1.6 million for the quarter ended March 31, 2005, compared with the same period in 2004, primarily as a result of amortization of the core deposit intangible recorded in connection with the First Sentinel acquisition. Additional increases in occupancy expense of $1.1 million and data processing expense of $280,000 for the quarter ended March 31, 2005, compared with the same period in 2004, were also due primarily to the acquisition and integration of First Sentinel’s operations. As a result of the First Sentinel acquisition, the Company added 22 full-service branch locations, including the former headquarters building, which now serves as the Provident Loan Center.

Partially offsetting these increases, advertising and promotions expense declined $673,000 for the quarter ended March 31, 2005, compared with the same period in 2004, as the Company continued to focus its efforts on expense management. The Company’s annualized non-interest expense as a percentage of average assets improved to 1.98% for the quarter ended March 31, 2005, compared with 2.54% for the same period in 2004. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) improved to 58.8% for the quarter ended March 31, 2005, compared with 63.4% for the same period in 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative Analysis. Interest rate risk is the exposure of a Bank’s current and future earnings and capital arising from adverse movements in interest rates. The Company’s most significant risk exposure is interest rate risk. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, 20- and 30-year fixed-rate mortgage loans may be sold at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the prime rate, the federal funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

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

The following sets forth the results of a twelve-month net interest income projection model as of March 31, 2005 (dollars in thousands):

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Ramp)	Dollar Amount	Dollar Change	Percent Change
-100	$198,296	$8,446	4.5%
Static	189,850	—	—
+100	179,739	(10,111)	(5.3)
+200	169,094	(20,756)	(10.9)

The preceding table indicates that as of March 31, 2005, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 10.9%, or $20.8 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 4.5%, or $8.4 million.

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

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2005 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,366,178	$52,847	4.0%	20.6%	2.6%
Flat	1,313,331	—	—	20.1	—
+100	1,241,409	(71,922)	(5.5)	19.3	(3.9)
+200	1,164,426	(148,905)	(11.3)	18.4	(8.3)

The above table indicates that as of March 31, 2005, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 11.3%, or $148.9 million. If rates were to decrease 100 basis points, the model forecasts a 4.0%, or $52.8 million increase in the present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2005 through January 31, 2005	—	$—	—	3,742,205
February 1, 2005 through February 28, 2005	530,438	18.08	530,438	3,211,767
March 1, 2005 through March 31, 2005	971,444	18.02	971,444	2,240,323
Total	1,501,882	$18.04	1,501,882

(1)	On January 26, 2005, the Company’s Board of Directors approved the purchase of up to 3,742,205 shares of its common stock under a general repurchase program. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date: May 10, 2005	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2005	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)