Form 10-Q
period 2005-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2005-08-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

As of August 1, 2005 there were 79,879,017 shares issued and 71,784,370 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 756,474 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

June 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$140,967	$121,187
Federal funds sold	54,000	16,000
Short-term investments	14,531	26,507

Total cash and cash equivalents	209,498	163,694

Investment securities (market value of $439,601 (unaudited) and $450,071 at June 30, 2005 and December 31, 2004, respectively)	435,249	445,633
Securities available for sale, at fair value	1,227,790	1,406,340
Federal Home Loan Bank (“FHLB”) stock	45,254	48,283
Loans held for sale	18,650	—
Loans	3,683,736	3,707,211
Less: allowance for loan losses	33,353	33,766

Net loans	3,650,383	3,673,445

Foreclosed assets, net	584	140
Banking premises and equipment, net	63,365	64,605
Accrued interest receivable	23,031	23,865
Intangible assets	438,996	443,148
Bank-owned life insurance (“BOLI”)	108,484	105,932
Other assets	67,470	58,237

Total assets	$6,288,754	$6,433,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,105,476	$1,116,812
Savings deposits	1,500,893	1,538,466
Certificates of deposit of $100,000 or more	266,563	253,024
Other time deposits	1,122,657	1,142,171

Total deposits	3,995,589	4,050,473

Mortgage escrow deposits	21,223	15,389
Borrowed funds	1,099,790	1,166,064
Subordinated debentures	26,778	27,113
Other liabilities	44,237	37,507

Total liabilities	5,187,617	5,296,546

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 71,028,196 shares outstanding at June 30, 2005 and 79,879,017 shares issued and 74,078,784 outstanding at December 31, 2004, respectively.	799	799
Additional paid-in capital	962,643	960,792
Retained earnings	376,449	358,678
Accumulated other comprehensive (loss) income	(679)	3,767
Treasury stock, at cost	(125,565)	(70,810)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(74,742)	(76,101)
Common stock acquired by the Stock Award Plan (“SAP”)	(37,768)	(40,349)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(13,224)	(13,379)
Deferred compensation – DDFP	13,224	13,379

Total stockholders’ equity	1,101,137	1,136,776

Total liabilities and stockholders’ equity	$6,288,754	$6,433,322

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three and Six Months ended June 30, 2005 and 2004 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income:
Real estate secured loans	$38,636	$23,539	$76,914	$47,305
Commercial loans	5,283	3,728	10,236	7,026
Consumer loans	7,251	4,761	14,501	9,396
Investment securities	4,218	4,581	8,650	9,723
Securities available for sale	12,850	8,344	26,630	18,180
Other short-term investments	170	130	316	300
Federal funds	418	234	536	374

Total interest income	68,826	45,317	137,783	92,304

Interest expense:
Deposits	14,111	7,936	27,016	15,802
Borrowed funds	8,385	4,885	16,927	9,604
Subordinated debentures	359	—	704	—

Total interest expense	22,855	12,821	44,647	25,406

Net interest income	45,971	32,496	93,136	66,898

Provision for loan losses	400	1,050	400	1,650

Net interest income after provision for loan losses	45,571	31,446	92,736	65,248

Non-interest income:
Fees	6,185	4,948	10,877	9,683
BOLI	1,256	951	2,552	1,938
Net gain (loss) on securities transactions	69	308	(62)	735
Net (loss) gain on sales of loans	(81)	25	(10)	1,312
Other income	123	484	365	704

Total non-interest income	7,552	6,716	13,722	14,372

Non-interest expense:
Compensation and employee benefits	17,921	14,074	34,965	28,482
Net occupancy expense	4,781	3,720	9,681	7,518
Data processing expense	2,207	1,824	4,327	3,664
Amortization of intangibles	1,858	573	3,986	1,095
Advertising and promotion expense	1,474	1,641	2,204	3,044
Other operating expenses	4,987	4,245	9,442	8,940

Total non-interest expense	33,228	26,077	64,605	52,743

Income before income tax expense	19,895	12,085	41,853	26,877

Income tax expense	6,126	3,504	13,062	8,002

Net income	$13,769	$8,581	$28,791	$18,875

Basic earnings per share	$0.21	$0.16	$0.43	$0.34
Average basic shares outstanding	66,724,470	54,924,643	67,444,677	54,791,399

Diluted earnings per share	$0.20	$0.16	$0.42	$0.34
Average diluted shares outstanding	67,479,362	54,924,725	68,202,721	54,791,440

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2005 and 2004 (Unaudited)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2003	$615	$606,541	$(78,816)	$(41,887)	$—	$—	$—	$324,250	$6,416	$817,119
Comprehensive income:
Net income	—	—	—	—	—	—	—	18,875	—	18,875
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($5,618))	—	—	—	—	—	—	—	—	(8,135)	(8,135)
Reclassification adjustment for gains included in net income (net of tax of $300)	—	—	—	—	—	—	—	—	(435)	(435)

Total comprehensive income										$10,305

Cash dividends paid	—	—	—	—	—	—	—	(6,707)	—	(6,707)
Purchase of treasury shares	—	—	—	—	—	—	(6,706)	—	—	(6,706)
Allocation of ESOP shares	—	(103)	1,559	—	—	—	—	—	—	1,456
Purchase of SAP shares	—	—	—	(3,565)	—	—	—	—	—	(3,565)
Allocation of SAP shares	—	51	—	2,508	—	—	—	—	—	2,559
Allocation of stock options	—	1,792	—	—	—	—	—	—	—	1,792

Balance at June 30, 2004	$615	$608,281	$(77,257)	$(42,944)	$—	$—	$(6,706)	$336,418	$(2,154)	$816,253

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2005 and 2004 (Unaudited) (Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2004	$799	$960,792	$(76,101)	$(40,349)	$(13,379)	$13,379	$(70,810)	$358,678	$3,767	$1,136,776
Comprehensive income:
Net income	—	—	—	—	—	—	—	28,791	—	28,791
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($3,096))	—	—	—	—	—	—	—	—	(4,483)	(4,483)
Reclassification adjustment for losses included in net income (net of tax of ($25))	—	—	—	—	—	—	—	—	37	37

Total comprehensive income										$24,345

Cash dividends paid	—	—	—	—	—	—	—	(11,020)	—	(11,020)
Distributions from DDFP	—	—	—	—	155	(155)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(54,755)	—	—	(54,755)
Allocation of ESOP shares	—	37	1,359	—	—	—	—	—	—	1,396
Allocation of SAP shares	—	31	—	2,581	—	—	—	—	—	2,612
Allocation of stock options	—	1,783	—	—	—	—	—	—	—	1,783

Balance at June 30, 2005	$799	$962,643	$(74,742)	$(37,768)	$(13,224)	$13,224	$(125,565)	$376,449	$(679)	$1,101,137

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months ended June 30, 2005 and 2004 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$28,791	$18,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,921	4,359
Provision for loan losses	400	1,650
Decrease (increase) in deferred income taxes	31	(1,135)
Increase in cash surrender value of BOLI	(2,552)	(1,938)
Net amortization of premiums and discounts on securities	3,618	5,430
Accretion of net deferred loan fees	(818)	(690)
Amortization of premiums on purchased loans, net	2,653	1,752
Proceeds from sales of foreclosed assets, net	219	108
Allocation of ESOP shares	1,396	1,456
Allocation of SAP shares	2,612	2,559
Allocation of stock options	1,783	1,792
Net loss (gain) on sale of loans	10	(1,312)
Net loss (gain) on securities available for sale	62	(735)
Decrease in accrued interest receivable	834	655
(Increase) decrease in other assets	(4,288)	461
Increase in mortgage escrow deposits	5,834	1,530
Increase in other liabilities	6,730	4,981

Net cash provided by operating activities	55,236	39,798

Cash flows from investing activities:
Proceeds from sale of loans	10,199	74,620
Proceeds from maturities, calls and paydowns of investment securities	32,555	52,914
Purchases of investment securities	(23,077)	(7,525)
Proceeds from sales of securities available for sale	30,415	84,781
Proceeds from maturities and paydowns of securities available for sale	164,126	255,245
Purchases of securities available for sale	(26,140)	(232,549)
Net increase in loans	(7,882)	(220,187)
Purchases of premises and equipment, net	(2,695)	(3,795)

Net cash provided by investing activities	177,501	3,504

Cash flows from financing activities:
Net (decrease) increase in deposits	(54,884)	47,943
Purchase of SAP shares, net	—	(3,565)
Purchase of treasury stock	(54,755)	(6,706)
Cash dividends paid to stockholders	(11,020)	(6,707)
Proceeds from FHLB Advances	22,500	75,800
Payments on FHLB Advances	(92,981)	(129,308)
Net increase in Repurchase Agreements	4,207	11,436

Net cash used in financing activities	(186,933)	(11,107)

Net increase in cash and cash equivalents	45,804	32,195
Cash and cash equivalents at beginning of period	163,694	175,852

Cash and cash equivalents at end of period	$209,498	$208,047

Cash paid during the period for:
Interest on deposits and borrowings	$44,571	$25,030

Income taxes	$14,265	$9,636

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$663	$121

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

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	For Three Months Ended June 30,						For Six Months Ended June 30,
	2005			2004			2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$13,769			$8,581			$28,791			$18,875

Basic earnings per share:
Income available to common stockholders	$13,769	66,724,470	$0.21	$8,581	54,924,643	$0.16	$28,791	67,444,677	$0.43	$18,875	54,791,399	$0.34
Dilutive DDFP shares		754,892			—			757,157			—
Dilutive common stock equivalents		—			82			887			41

Diluted earnings per share:
Income available to common stockholders	$13,769	67,479,362	$0.20	$8,581	54,924,725	$0.16	$28,791	68,202,721	$0.42	$18,875	54,791,440	$0.34

Anti-dilutive stock options and awards totaling 5,591,491 shares at June 30, 2005, were excluded from the earnings per share computations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Mortgage loans:
Residential	$1,805,816	$1,866,614
Commercial	644,262	685,330
Multi-family	86,268	86,292
Commercial construction	222,563	188,902

Total mortgage loans	2,758,909	2,827,138

Commercial loans	377,713	353,626
Consumer loans	535,487	514,296

Total other loans	913,200	867,922

Premium on purchased loans	13,663	14,421
Less: Discount on purchased loans	1,213	1,309
Less: Net deferred fees	823	961

	$3,683,736	$3,707,211

The activity in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$33,837	$20,620	$33,766	$20,631
Provision charged to operations	400	1,050	400	1,650
Recoveries of loans previously charged off	303	598	940	1,258
Loans charged off	(1,187)	(1,348)	(1,753)	(2,619)

Balance at end of period	$33,353	$20,920	$33,353	$20,920

Note 3. Deposits

Deposits at June 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Savings deposits	$1,500,893	$1,538,466
Money market accounts	128,893	155,514
NOW accounts	499,818	485,698
Non-interest bearing deposits	476,765	475,600
Certificates of deposit	1,389,220	1,395,195

	$3,995,589	$4,050,473

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

Net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 included the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$—	—	208	141	$—	—	399	282
Interest cost	307	314	354	345	629	708	795	690
Expected return on plan assets	(461)	(461)	—	—	(900)	(879)	—	—
Amortization of unrecognized transitional obligation	—	—	96	96	—	—	192	192
Amortization of the net (gain) loss	(2)	(8)	5	8	4	16	77	16

Net periodic benefit (increase) cost	$(156)	(155)	663	590	$(267)	(155)	1,463	1,180

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it does not expect to contribute to its defined benefit pension plan in 2005. As of June 30, 2005, no contributions have been made.

Note 5. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

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

Critical Accounting Policies

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses inherent in the loan portfolio. The Company maintains the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, The Provident Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three and six months ended June 30, 2005 or 2004.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

Total assets at June 30, 2005 decreased $144.6 million, or 2.2%, to $6.29 billion compared to $6.43 billion at December 31, 2004, primarily as a result of reductions in securities, which were used to fund repayments of borrowings, deposit outflows and common stock repurchases.

Securities available for sale, at fair value, decreased $178.6 million, or 12.7%, to $1.23 billion at June 30, 2005, compared to $1.41 billion at December 31, 2004. Investment securities held to maturity decreased $10.4 million, or 2.3%, to $435.2 million at June 30, 2005, compared to $445.6 million at December 31, 2004. The majority of the decline in the securities portfolios was attributable to investment maturities and amortization of mortgage-backed securities. In addition, the Company sold $30.5 million primarily in longer-lived, lower coupon mortgage-backed securities during the six months ended June 30, 2005, as part of its ongoing interest rate risk management process. The weighted average life of the Company’s available for sale securities portfolio was 2.5 years at June 30, 2005.

Total net loans at June 30, 2005 decreased $23.1 million, or 0.6%, to $3.65 billion, compared to $3.67 billion at December 31, 2004. Residential mortgage loans decreased $60.8 million to $1.81 billion at June 30, 2005, compared to $1.87 billion at December 31, 2004. Residential mortgage loan originations of $68.4 million and purchases of $59.6 million were more than offset by repayments of $159.3 million and sales of $10.2 million for the six months ended June 30, 2005. Residential mortgage loans were further reduced by the classification of $18.7 million of 30-year fixed-rate loans as held for sale at June 30, 2005. The planned loan sale is another component of the Company’s ongoing interest rate risk management process. In addition, commercial real estate loans, including multi-family and construction loans, decreased $7.4 million to $953.1 million at June 30, 2005, compared to $960.5 million at December 31, 2004. Partially offsetting the decline in real estate secured loans, commercial loans increased $24.1 million to $377.7 million at June 30, 2005, compared to $353.6 million at December 31, 2004. Furthermore, consumer loans increased $21.2 million to $535.5 million at June 30, 2005, compared to $514.3 million at December 31, 2004.

Retail loans, which consist of residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.34 billion and accounted for 63.8% of the loan portfolio at June 30, 2005, compared to $2.38 billion, or 64.4% of the portfolio at December 31, 2004. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.33 billion, or 36.2% of the loan portfolio at June 30, 2005, compared to $1.33 billion, or 35.6% at December 31, 2004. The Company intends to continue to focus on the origination of commercial loans.

At June 30, 2005, the allowance for loan losses totaled $33.4 million, compared to $33.8 million at December 31, 2004. Total non-performing loans were $7.3 million at June 30, 2005, compared to $6.2 million at December 31, 2004. Non-performing assets were $7.9 million and $6.3 million at June 30, 2005 and December 31, 2004, respectively. Total non-performing loans as a percentage of total loans were 0.20% at June 30, 2005, compared to 0.17% at December 31, 2004. The allowance for loan losses as a percentage of total loans was 0.91% at June 30, 2005 and December 31, 2004.

Cash and cash equivalents increased $45.8 million, or 28.0%, to $209.5 million at June 30, 2005, from $163.7 million at December 31, 2004, as a result of the reductions in investments and loans described above.

Total deposits decreased $54.9 million from December 31, 2004, to $4.00 billion at June 30, 2005. Core deposits, which consist of all demand and savings deposits, declined $48.9 million to $2.61 billion at June 30, 2005, from $2.66 billion at December 31, 2004. Core deposits represented 65.2% and 65.6% of total deposits at June 30, 2005 and December 31, 2004, respectively. The Company outsourced its bank check processing in April 2005, resulting in a $14.9 million decrease in core deposits at June 30, 2005, compared with December 31, 2004. Savings deposit levels were further impacted by the competitive interest rate environment, as well as renewed consumer interest in alternative investments such as the equity and real estate markets.

Borrowed funds decreased $66.3 million, or 5.7%, to $1.10 billion at June 30, 2005, from $1.17 billion at December 31, 2004, as proceeds from maturing investments and the amortization of mortgage-backed securities were used to pay off maturing liabilities.

Total stockholders’ equity decreased $35.6 million, or 3.1%, to $1.10 billion at June 30, 2005, compared to $1.14 billion at December 31, 2004. This decrease was due to common stock repurchases totaling $54.8 million, an increase in the accumulated other comprehensive loss of $4.4 million, and cash dividends paid of $11.0 million, partially offset by net income of $28.8 million, and net amortization of stock-based compensation plans of $5.8 million. Common stock repurchases for the three and six months ended June 30, 2005, totaled 1.6 million shares at an average cost of $17.76 per share, and 3.1 million shares at an average cost of $17.90 per share, respectively. An additional 683,000 shares remain eligible for repurchase under the current common stock repurchase authorization. At June 30, 2005, book value per share and tangible book value per share totaled $15.50 and $9.32, respectively.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $50.0 million overnight line of credit and a $50.0 million one month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of June 30, 2005, the Company did not have any outstanding borrowings against the lines of credit.

Cash needs for the six months ended June 30, 2005, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of mortgage-backed securities and sales of residential mortgage loans. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, the repayment of borrowings and net deposit outflows.

As of June 30, 2005, the Bank exceeded all regulatory capital requirements as follows:

	As of June 30, 2005
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$231,139	4.00%	$521,351	9.02%
Tier 1 risk-based capital	151,339	4.00	521,351	13.78
Total risk-based capital	302,678	8.00	554,832	14.66

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

General. The Company reported net income of $13.8 million for the three months ended June 30, 2005 and $28.8 million for the six months ended June 30, 2005, compared to $8.6 million and $18.9 million for the same periods in 2004. This represented increases of $5.2 million, or 60.5%, and $9.9 million, or 52.5%, compared with the three and six months ended June 30, 2004, respectively. Basic and diluted earnings per share were $0.21 and $0.20, respectively, for the quarter and $0.43 and $0.42, respectively, for the six months ended June 30, 2005, compared to basic and diluted earnings per share of $0.16 for the quarter and $0.34 for the six months ended June 30, 2004.

The Company’s annualized return on average assets was 0.88% and 0.92% for the three and six months ended June 30, 2005, respectively, compared with 0.81% and 0.89% for the same respective periods in 2004. The annualized return on average equity was 4.98% and 5.20% for the three and six months ended June 30, 2005, respectively, compared with 4.21% and 4.65% for the same respective periods in 2004.

The earnings and per share data for 2005 reflect the inclusion of the operations of First Sentinel Bancorp, Inc. (“First Sentinel”) which merged with the Company on July 14, 2004, and the related issuance of 18.5 million shares of the Company’s common stock in connection with the merger. Earnings for the three and six months ended June 30, 2005 were also impacted by the acceptance of a Voluntary Resignation Initiative by certain officers of the Company, which resulted in an after-tax charge of $815,000.

Net Interest Income. Total net interest income increased $13.5 million, or 41.5%, to $46.0 million for the quarter ended June 30, 2005, compared to $32.5 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, total net interest income increased $26.2 million, or 39.2%, to $93.1 million, compared to $66.9 million for the same period in 2004. Interest income for the second quarter of 2005 increased $23.5 million, or 51.9%, to $68.8 million, compared to $45.3 million for the same period in 2004. For the six months ended June 30, 2005, interest income increased $45.5 million, or 49.3%, to $137.8 million, compared to $92.3 million for the six months ended June 30, 2004. Interest expense increased $10.0 million, or 78.3%, to $22.9 million for the quarter ended June 30, 2005, compared to $12.8 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, interest expense increased $19.2 million, or 75.7%, to $44.6 million, compared to $25.4 million for the six months ended June 30, 2004. The changes in interest income and expense for the three and six months ended June 30, 2005, versus the comparable 2004 periods are largely attributable to increases in earning assets and interest-bearing liabilities due to the First Sentinel acquisition, and to a lesser extent, increases in market interest rates.

The Company’s net interest margin increased six basis points to 3.34% for the quarter ended June 30, 2005, compared to 3.28% for the quarter ended June 30, 2004, and decreased four basis points from the trailing quarter net interest margin of 3.38%. The net interest margin decreased three basis points to 3.36% for the six months ended June 30, 2005, from 3.39% for the same period in 2004. The net interest spread was 3.04% for the quarter ended June 30, 2005, compared with 2.89% for the same period in 2004 and 3.09% for the trailing quarter. For the six months ended June 30, 2005, the net interest spread was 3.06%, compared with 3.00% for the same period in 2004.

The average yield on interest-earning assets increased 43 basis points to 5.01% for the quarter ended June 30, 2005, compared to 4.58% for the comparable quarter in 2004. Compared to the trailing quarter, the yield on interest-earning assets increased four basis points from 4.97%. For the six months ended June 30, 2005, the yield on interest-earning assets increased 31 basis points to 4.99%, from 4.68% for the same period in 2004. The increases in interest-earning asset yields are primarily attributable to rising market interest rates and favorable repricing on adjustable-rate assets.

The average cost of interest-bearing liabilities increased 28 basis points to 1.97% for the quarter ended June 30, 2005, compared to 1.69% for the quarter ended June 30, 2004. Compared to the trailing quarter, the average cost of interest-bearing liabilities increased nine basis points from 1.88%. For the six months ended June 30, 2005, the average cost of interest-bearing liabilities increased 25 basis points to 1.93%, from 1.68% for the same period in 2004. The increases in the average cost of interest-bearing liabilities are primarily attributable to rising market interest rates and unfavorable repricing on maturing time deposits.

The average balance of net loans increased $1.37 billion, or 59.8%, to $3.66 billion for the quarter ended June 30, 2005, compared to $2.29 billion for the same period in 2004, as a result of the First Sentinel acquisition and internal growth. Income on all loans secured by real estate increased $15.1 million, or 64.1%, to $38.6 million for the three months ended June 30, 2005, compared to $23.5 million for the three months ended June 30, 2004. Interest income on commercial loans increased $1.6 million, or 41.7%, to $5.3 million for the quarter ended June 30, 2005, compared to $3.7 million for the quarter ended June 30, 2004. Consumer loan interest income increased $2.5 million, or 52.3%, to $7.3 million for the quarter ended June 30, 2005, compared to $4.8 million for the quarter ended June 30, 2004. The average loan yield for the three months ended June 30, 2005 was 5.58%, compared with 5.62% for the same period in 2004.

For the six months ended June 30, 2005, the average balance of net loans increased $1.41 billion, or 62.7%, to $3.66 billion, compared to $2.25 billion for the same period in 2004. Income on all loans secured by real estate increased $29.6 million, or 62.6%, to $76.9 million for the six months ended June 30, 2005, compared to $47.3 million for the six months ended June 30, 2004. Interest income on commercial loans increased $3.2 million, or 45.7%, to $10.2 million for the six months ended June 30, 2005, compared to $7.0 million for the six months ended June 30, 2004. Consumer loan interest income increased $5.1 million, or 54.3%, to $14.5 million for the six months ended June 30, 2005, compared to $9.4 million for the six months ended June 30, 2004. The average loan yield for the six months ended June 30, 2005 was 5.56%, compared with 5.70% for the same period in 2004.

Interest income on investment securities held to maturity decreased $363,000, or 7.9%, to $4.2 million for the quarter ended June 30, 2005, compared to $4.6 million for the quarter ended June 30, 2004. Average investment securities held to maturity totaled $425.3 million for the quarter ended June 30, 2005, compared with $494.1 million for the same period last year. For the six months ended June 30, 2005, interest income on investment securities held to maturity decreased $1.1 million, or 11.0%, to $8.7 million, compared to $9.7 million for the same period in 2004. Average investment securities held to maturity totaled $432.6 million for the six months ended June 30, 2005, compared with $504.9 million for the same period last year.

Interest income on securities available for sale increased $4.5 million, or 54.0%, to $12.9 million for the quarter ended June 30, 2005, compared to $8.3 million for the quarter ended June 30, 2004. Average securities available for sale were $1.28 billion for the three months ended June 30, 2005, compared with $1.02 billion for the same period in 2004. For the six months ended June 30, 2005, interest income on securities available for sale increased $8.5 million, or 46.5%, to $26.6 million, compared to $18.2 million for the six months ended June 30, 2004. Average securities available for sale were $1.32 billion for the six months ended June 30, 2005, compared with $1.05 billion for the same period in 2004.

The average yield on all securities was 3.86% and 3.88% for the three and six months ended June 30, 2005, respectively, compared with 3.16% and 3.44% for the same respective periods in 2004. Prior year securities’ yields were adversely impacted by amounts held in lower-yielding short-term investments in anticipation of the payment of the cash consideration for the First Sentinel acquisition.

The average balance of interest-bearing core deposit accounts increased $703.6 million, or 49.3%, to $2.13 billion for the quarter ended June 30, 2005, compared to $1.43 billion for the quarter ended June 30, 2004. For the six months ended June 30, 2005, average interest-bearing core deposits increased $714.8 million, or 50.5%, to $2.13 billion, compared with $1.42 billion for the same period in 2004. Average time deposit account balances increased $456.0 million, or 48.6%, to $1.39 billion for the quarter ended June 30, 2005, compared to $937.9 million for the same period in 2004. For the six months ended June 30, 2005, average time deposits increased $455.2 million, or 48.4%, to $1.39 billion, compared with $939.7 million for the same period in 2004. The increases in average deposits were largely attributable to the First Sentinel acquisition. Interest paid on deposit accounts increased $6.2 million, or 77.8%, to $14.1 million for the quarter ended June 30, 2005, compared to $7.9 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, interest paid on deposit accounts increased $11.2 million, or 71.0%, to $27.0 million, compared to $15.8 million for the six months ended June 30, 2004. The average cost of interest-bearing deposits was 1.61% and 1.55% for the three and six months ended June 30, 2005, respectively, compared with 1.35% for the three and six months ended June 30, 2004, reflecting increased market interest rates.

Average borrowings, including subordinated debentures, increased $430.5 million, or 62.1%, to $1.12 billion for the quarter ended June 30, 2005, compared to $693.5 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, average borrowings increased $455.1 million, or 65.9%, to $1.15 billion, compared to $691.0 million for the six months ended June 30, 2004. The increase in average borrowings was primarily due to the assumption of borrowings, including subordinated debentures, in the First Sentinel acquisition. Interest paid on such borrowed funds increased $3.9 million, or 79.0%, to $8.7 million for the quarter ended June 30, 2005, from $4.9 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, interest paid on such borrowed funds increased $8.0 million, or 83.6%, to $17.6 million, from $9.6 million for the six months ended June 30, 2004. The average cost of borrowings was 3.12% and 3.10% for the three and six months ended June 30, 2005, respectively, compared with 2.83% and 2.79% for the three and six months ended June 30, 2004, respectively.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to income, in order to maintain the allowance for loan losses at a level management considers adequate to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance.

The Company recorded a provision for loan losses totaling $400,000 for the three and six months ended June 30, 2005, compared to provisions of $1.1 million and $1.7 million for the three and six months ended June 30, 2004, respectively. The reduction in the provision for loan losses for the three and six months ended June 30, 2005, compared with the same periods in 2004, was attributable to consistent asset quality and loan portfolio composition and a reduction in loan growth year over year. The Company had net charge-offs of $884,000 and $813,000 for the three and six months ended June 30, 2005, respectively, compared to net charge-offs of $750,000 and $1.4 million for the same respective periods in 2004. The allowance for loan losses was $33.4 million, or 0.91% of total loans at June 30, 2005, compared to $33.8 million, or 0.91% of total loans at December 31, 2004 and $20.9 million, or 0.88% of total loans at June 30, 2004. At June 30, 2005, the allowance for loan losses as a percentage of non-performing loans was 454.1%, compared to 545.1% at December 31, 2004, and 524.8% at June 30, 2004.

Non-Interest Income. Non-interest income totaled $7.6 million for the quarter ended June 30, 2005, an increase of $836,000, or 12.4%, compared to the same period in 2004. Fee income increased $1.2 million for the quarter ended June 30, 2005, compared with the same period in 2004, primarily as a result of an increase in loan and retail fees of $308,000, an increase of $358,000 in checking and retail deposit fees and an increase of $145,000 in ATM and debit card income. In addition, income on bank-owned life insurance (“BOLI”) increased $305,000 for the three months ended June 30, 2005, compared with the second quarter of 2004, primarily as a result of additional BOLI acquired from First Sentinel. Partially offsetting these increases, net gains on securities sales decreased $239,000 for the quarter ended June 30, 2005, compared with the same period in 2004. Also, the Company recorded net losses on sales of loans totaling $81,000 for the quarter ended June 30, 2005, compared with net gains of $25,000 for the same period in 2004, and other income decreased $361,000 for the quarter ended June 30, 2005, compared with the same period in 2004.

For the six months ended June 30, 2005, non-interest income totaled $13.7 million, a decrease of $650,000, or 4.5%, compared to the same period in 2004. Increases in fee income of $1.2 million and BOLI income of $614,000 were more than offset by losses on loan sales of $10,000 realized in the first half of 2005, compared with gains of $1.3 million recorded for the same period in 2004, losses on securities sales of $62,000 realized in the first half of 2005, compared with securities gains of $735,000 recorded for the same period in 2004, and a decline in other income of $339,000.

Non-Interest Expense. For the three months ended June 30, 2005, non-interest expense increased $7.2 million, or 27.4%, to $33.2 million, compared to $26.1 million for the three months ended June 30, 2004. Compensation and employee benefits expense increased $3.8 million for the quarter ended June 30, 2005, compared with the same period in 2004, due primarily to increased headcount as a result of the First Sentinel acquisition. The Company employed 913 full-time equivalent employees at June 30, 2005, compared with 695 full-time equivalent employees at June 30, 2004. In addition, the Company recorded a charge of $1.4 million in 2005 in connection with the acceptance by certain officers of the Company of a Voluntary Resignation Initiative (“VRI”). Amortization of intangibles increased $1.3 million for the quarter ended June 30, 2005, compared with the same period in 2004, primarily as a result of amortization of the core deposit intangible recorded in connection with the First Sentinel acquisition. Additional increases in occupancy expense of $1.1 million and data processing expense of $383,000 for the quarter ended June 30, 2005, compared with the same period in 2004, were also due primarily to the acquisition and integration of First Sentinel’s operations. As a result of the First Sentinel acquisition, the Company added 22 full-service branch locations, including the former headquarters building, which now serves as the Provident Loan Center. Partially offsetting these increases, advertising and promotions expense declined $167,000 for the quarter ended June 30, 2005, compared with the same period in 2004.

For the six months ended June 30, 2005, non-interest expense increased $11.9 million, or 22.5%, to $64.6 million, compared to $52.7 million for the six months ended June 30, 2004. Compensation and employee benefits expense increased $6.5 million for the six months ended June 30, 2005, compared with the same period in 2004, as a result of increased staffing and the $1.4 million VRI expense. Amortization of intangibles increased $2.9 million for the six months ended June 30, 2005, compared with the same period in 2004, primarily as a result of amortization of the core deposit intangible recorded in connection with the First Sentinel acquisition. Additional increases in occupancy expense of $2.2 million and data processing expense of $663,000 for the six months ended June 30, 2005, compared with the same period in 2004, were also due primarily to the acquisition and integration of First Sentinel’s operations. Partially offsetting these increases, advertising and promotions expense declined $840,000 for the six months ended June 30, 2005, compared with the same period in 2004.

The Company’s annualized non-interest expense as a percentage of average assets improved to 2.1% for the quarter ended June 30, 2005, compared with 2.5% for the same period in 2004. For the six months ended June 30, 2005, annualized non-interest expense as a percentage of average assets was 2.1%, compared with 2.5% for the same period in 2004. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) improved to 62.1% for the quarter ended June 30, 2005, compared with 66.5% for the same period in 2004. For the six months ended June 30, 2005, the efficiency ratio was 60.5%, compared with 64.9% for the same period in 2004.

Income Tax Expense. For the three months ended June 30, 2005, income tax expense increased $2.6 million, or 74.8%, to $6.1 million, compared to $3.5 million for the three months ended June 30, 2004. The effective tax rate for the three months ended June 30, 2005 was 30.8%, compared with 29.0% for the three months ended June 30, 2004. For the six months ended June 30, 2005, income tax expense increased $5.1 million, or 63.2%, to $13.1 million, compared to $8.0 million for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was 31.2%, compared with 29.8% for the six months ended June 30, 2004. The increases in income tax expense and effective tax rates were attributable to growth in taxable income, largely as a result of the July 2004 First Sentinel acquisition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative Analysis. The Company’s most significant risk exposure is interest rate risk. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company may periodically sell 20- and 30-year fixed-rate mortgage loans. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the prime rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. A consistent focus on core deposit accounts contributes to less interest rate sensitivity. The Company’s ability to retain maturing certificate of deposit accounts is partially a result of its strategy to remain competitively priced within its marketplace, typically within the upper quartile of rates offered by its competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

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

The following sets forth the results of a twelve-month net interest income projection model as of June 30, 2005 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$189,547	$8,124	4.5%
Static	181,423	—	—
+100	171,493	(9,930)	(5.5)
+200	161,161	(20,262)	(11.2)

The preceding table indicates that as of June 30, 2005, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 11.2%, or $20.3 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 4.5%, or $8.1 million.

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

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2005 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,403,919	$40,501	3.0%	21.3%	1.8%
Flat	1,363,418	—	—	20.9	—
+100	1,297,377	(66,041)	(4.8)	20.2	(3.4)
+200	1,223,698	(139,720)	(10.3)	19.4	(7.3)

The above table indicates that as of June 30, 2005, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 10.3%, or $139.7 million. If rates were to decrease 100 basis points, the model forecasts a 3.0%, or $40.5 million increase in the present value of equity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
April 1, 2005 through April 30, 2005	—	$—	—	2,240,323
May 1, 2005 through May 31, 2005	1,023,200	17.75	1,023,200	1,217,123
June 1, 2005 through June 30, 2005	534,100	17.78	534,100	683,023
Total	1,557,300	$17.76	1,557,300

(1)	On January 26, 2005, the Company’s Board of Directors approved the purchase of up to 3,742,205 shares of its common stock under a general repurchase program. The program does not have an expiration date.
(2)	On July 27, 2005, the Company’s Board of Directors approved a third stock repurchase program, which will commence upon completion of the current repurchase program. The new authorization provides that the Company may repurchase an additional 3,589,234 shares. This third stock repurchase program is not reflected in the table above.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of Stockholders was held on April 27, 2005 (the “Annual Meeting”). The matters considered and voted on by the Company’s stockholders at the Annual Meeting and the vote of the stockholders were as follows:

Matter 1. The election of directors, each for a three-year term.

Name	FOR	WITHHOLD
Carlos Hernandez	60,718,092	1,187,366
William T. Jackson	60,646,717	1,258,741
Arthur McConnell	60,711,102	1,194,356

Matter 2. The ratification of the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2005.

FOR	AGAINST	ABSTAIN
60,968,405	575,780	361,312

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: August 9, 2005	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2005	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)