Form 10-Q
period 2005-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2005-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of November 1, 2005 there were 79,879,017 shares issued and 70,128,975 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 756,474 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

September 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$127,076	$121,187
Federal funds sold	60,000	16,000
Short-term investments	9,680	26,507

Total cash and cash equivalents	196,756	163,694

Investment securities (market value of $420,375 (unaudited) and $450,071 at September 30, 2005 and December 31, 2004, respectively)	421,057	445,633
Securities available for sale, at fair value	1,170,318	1,406,340
Federal Home Loan Bank (“FHLB”) stock	43,208	48,283

Loans held for sale	1,664	—
Loans	3,679,907	3,707,211
Less: allowance for loan losses	32,621	33,766

Net loans	3,647,286	3,673,445

Foreclosed assets, net	421	140
Banking premises and equipment, net	62,538	64,605
Accrued interest receivable	20,893	23,865
Intangible assets	437,459	443,148
Bank-owned life insurance (“BOLI”)	109,770	105,932
Other assets	64,101	58,237

Total assets	$6,175,471	$6,433,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,142,838	$1,116,812
Savings deposits	1,418,168	1,538,466
Certificates of deposit of $100,000 or more	278,111	253,024
Other time deposits	1,125,231	1,142,171

Total deposits	3,964,348	4,050,473

Mortgage escrow deposits	18,768	15,389
Borrowed funds	1,048,387	1,166,064
Subordinated debentures	26,611	27,113
Other liabilities	38,955	37,507

Total liabilities	5,097,069	5,296,546

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 69,372,501 shares outstanding at September 30, 2005, and 74,078,784 shares outstanding at December 31, 2004	799	799
Additional paid-in capital	963,545	960,792
Retained earnings	385,685	358,678
Accumulated other comprehensive (loss) income	(6,893)	3,767
Treasury stock, at cost	(154,152)	(70,810)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(74,062)	(76,101)
Common stock acquired by the Stock Award Plan (“SAP”)	(36,520)	(40,349)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(13,224)	(13,379)
Deferred compensation – DDFP	13,224	13,379

Total stockholders’ equity	1,078,402	1,136,776

Total liabilities and stockholders’ equity	$6,175,471	$6,433,322

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three and Nine Months ended September 30, 2005 and 2004 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income:
Real estate secured loans	$38,759	$36,978	$115,673	$84,283
Commercial loans	5,691	3,953	15,927	10,979
Consumer loans	7,889	6,552	22,390	15,948
Investment securities	4,275	4,799	12,925	14,522
Securities available for sale	12,271	14,423	38,901	32,603
Other short-term investments	103	108	419	408
Federal funds	283	95	819	469

Total interest income	69,271	66,908	207,054	159,212

Interest expense:
Deposits	15,603	11,321	42,619	27,123
Borrowed funds	8,478	8,404	25,405	18,008
Subordinated debentures	379	253	1,083	253

Total interest expense	24,460	19,978	69,107	45,384

Net interest income	44,811	46,930	137,947	113,828
Provision for loan losses	100	1,050	500	2,700

Net interest income after provision for loan losses	44,711	45,880	137,447	111,128

Non-interest income:
Fees	6,384	5,853	17,261	15,536
BOLI	1,286	1,255	3,838	3,193
Net gain on securities transactions	213	577	151	1,312
Other income	(63)	515	292	2,531

Total non-interest income	7,820	8,200	21,542	22,572

Non-interest expense:
Compensation and employee benefits	15,221	17,869	50,186	46,351
Net occupancy expense	4,842	4,837	14,523	12,355
Data processing expense	2,135	2,156	6,462	5,820
Amortization of intangibles	1,595	1,953	5,581	3,048
Advertising and promotion expense	1,086	1,853	3,290	4,897
Other operating expenses	5,151	5,672	14,593	14,612

Total non-interest expense	30,030	34,340	94,635	87,083

Income before income tax expense	22,501	19,740	64,354	46,617
Income tax expense	7,564	6,397	20,626	14,399

Net income	$14,937	$13,343	$43,728	$32,218

Basic earnings per share	$0.23	$0.19	$0.66	$0.54
Average basic shares outstanding	65,324,553	68,729,870	66,730,203	59,444,983
Diluted earnings per share	$0.23	$0.19	$0.65	$0.54
Average diluted shares outstanding	66,081,331	69,370,675	67,487,825	59,660,492

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2003	$615	$606,541	$(78,816)	$(41,887)	$—	$—	$—	$324,250	$6,416	$817,119
Comprehensive income:
Net income	—	—	—	—	—	—	—	32,218	—	32,218
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($646))	—	—	—	—	—	—	—	—	(936)	(936)
Reclassification adjustment for gains included in net income (net of tax of $536)	—	—	—	—	—	—	—	—	(776)	(776)

Total comprehensive income										$30,506

Cash dividends paid	—	—	—	—	—	—	—	(11,401)	—	(11,401)
Common stock issued in connection with the First Sentinel Bancorp, Inc. acquisition, net	184	350,357	—	—	—	—	—	—	—	350,541
DDFP acquired from First Sentinel Bancorp, Inc.	—	—	—	—	(13,379)	13,379	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	(57,327)	—	—	(57,327)
Allocation of ESOP shares	—	(188)	2,339	—	—	—	—	—	—	2,151
Purchase of SAP shares	—	—	—	(3,565)	—	—	—	—	—	(3,565)
Allocation of SAP shares	—	72	—	3,853	—	—	—	—	—	3,925
Allocation of stock options	—	2,653	—	—	—	—	—	—	—	2,653

Balance at September 30, 2004	$799	$959,435	$(76,477)	$(41,599)	$(13,379)	$13,379	$(57,327)	$345,067	$4,704	$1,134,602

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2005 and 2004 (Unaudited) (Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TREASURY STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2004	$799	$960,792	$(76,101)	$(40,349)	$(13,379)	$13,379	$(70,810)	$358,678	$3,767	$1,136,776
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,728	—	43,728
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($7,301))	—	—	—	—	—	—	—	—	(10,571)	(10,571)
Reclassification adjustment for gains included in net income (net of tax of $62)	—	—	—	—	—	—	—	—	(89)	(89)

Total comprehensive income										$33,068

Cash dividends paid	—	—	—	—	—	—	—	(16,721)	—	(16,721)
Distributions from DDFP	—	—	—	—	155	(155)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(83,342)	—	—	(83,342)
Allocation of ESOP shares	—	65	2,039	—	—	—	—	—	—	2,104
Allocation of SAP shares	—	45	—	3,829	—	—	—	—	—	3,874
Allocation of stock options	—	2,643	—	—	—	—	—	—	—	2,643

Balance at September 30, 2005	$799	$963,545	$(74,062)	$(36,520)	$(13,224)	$13,224	$(154,152)	$385,685	$(6,893)	$1,078,402

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2005 and 2004 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$43,728	$32,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,444	8,078
Provision for loan losses	500	2,700
Decrease (increase) in deferred income taxes	1,856	(6,300)
Increase in cash surrender value of BOLI	(3,838)	(3,193)
Net amortization of premiums and discounts on securities	5,529	8,031
Accretion of net deferred loan fees	(1,873)	(983)
Amortization of premiums on purchased loans, net	3,598	2,765
Net increase in loans originated for sale	(16,537)	—
Proceeds from sales of loans originated for sale	16,734	—
Proceeds from sales of foreclosed assets, net	770	111
Allocation of ESOP shares	2,104	2,151
Allocation of SAP shares	3,874	3,925
Allocation of stock options	2,643	2,653
Net loss (gain) on sale of loans	231	(1,402)
Net gain on securities available for sale	(151)	(1,312)
Net gain on sale of foreclosed assets	(35)	—
Decrease in accrued interest receivable	2,972	1,755
Decrease in other assets	2,492	51,192
Increase (decrease) in other liabilities	1,448	(2,613)

Net cash provided by operating activities	77,489	99,776

Cash flows from investing activities:
Proceeds from sales of loans	14,575	82,742
Proceeds from maturities, calls and paydowns of investment securities	55,970	107,742
Purchases of investment securities	(32,846)	(10,523)
Proceeds from sales of securities available for sale	32,830	280,330
Proceeds from maturities and paydowns of securities available for sale	265,133	326,693
Purchases of securities available for sale	(83,703)	(277,690)
Cash consideration paid to acquire First Sentinel	—	(251,863)
Cash and cash equivalents acquired from First Sentinel	—	103,468
Net decrease (increase) in loans	7,896	(373,989)
Purchases of premises and equipment, net	(3,796)	(10,291)

Net cash provided by (used in) investing activities	256,059	(23,381)

Cash flows from financing activities:
Net (decrease) increase in deposits	(86,125)	40,618
Increase (decrease) in mortgage escrow deposits	3,379	(8,403)
Purchase of SAP shares, net	—	(3,565)
Purchase of treasury stock	(83,342)	(57,327)
Cash dividends paid to stockholders	(16,721)	(11,401)
Proceeds from FHLB Advances	52,500	1,348,800
Payments on FHLB Advances	(170,034)	(1,429,581)
Net (decrease) increase in Repurchase Agreements	(143)	18,988

Net cash used in financing activities	(300,486)	(101,871)

Net increase (decrease) in cash and cash equivalents	33,062	(25,476)
Cash and cash equivalents at beginning of period	163,694	175,852

Cash and cash equivalents at end of period	$196,756	$150,376

Cash paid during the period for:
Interest on deposits and borrowings	$69,008	$42,747

Income taxes	$14,292	$14,336

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2005 and 2004 (Unaudited) (Continued)

(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,016	$121

Fair value of assets acquired	$—	$2,150,258

Goodwill and core deposit intangible	$—	$419,415

Liabilities assumed	$—	$1,971,756

Common stock issued for the First Sentinel Bancorp, Inc. acquisition, net	$—	$350,541

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

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (dollars in thousands, except per share data):

	For Three Months Ended September 30,						For Nine Months Ended September 30,
	2005			2004			2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$14,937			$13,343			$43,728			$32,218

Basic earnings per share:
Income available to common stockholders	$14,937	65,324,553	$0.23	$13,343	68,729,870	$0.19	$43,728	66,730,203	$0.66	$32,218	59,444,983	$0.54
Dilutive DDFP shares		754,418			640,538			756,244			215,071
Dilutive common stock equivalents		2,360			267			1,378			438

Diluted earnings per share:
Income available to common stockholders	$14,937	66,081,331	$0.23	$13,343	69,370,675	$0.19	$43,728	67,487,825	$0.65	$32,218	59,660,492	$0.54

Anti-dilutive stock options and awards totaling 5,218,063 shares at September 30, 2005, were excluded from the earnings per share computations.

Note 2. Loans, Loans Held for Sale and Allowance for Loan Losses

Loans receivable at September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Mortgage loans:
Residential	$1,795,945	$1,866,614
Commercial	637,068	685,330
Multi-family	78,995	86,292
Commercial construction	230,873	188,902

Total mortgage loans	2,742,881	2,827,138

Commercial loans	378,766	353,626
Consumer loans	547,956	514,296

Total other loans	926,722	867,922

Premium on purchased loans	13,571	14,421
Less: Discount on purchased loans	1,167	1,309
Less: Net deferred fees	436	961

	$3,681,571	$3,707,211

The activity in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$33,353	$20,920	$33,766	$20,631
Allowance of acquired institution (First Sentinel)	—	12,925	—	12,925
Provision charged to operations	100	1,050	500	2,700
Recoveries of loans previously charged off	342	749	1,283	2,007
Loans charged off	(1,174)	(2,014)	(2,928)	(4,633)

Balance at end of period	$32,621	$33,630	$32,621	$33,630

Note 3. Deposits

Deposits at September 30, 2005 and December 31, 2004 are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Savings deposits	$1,418,168	$1,538,466
Money market accounts	122,240	155,514
NOW accounts	541,586	485,698
Non-interest bearing deposits	479,012	475,600
Certificates of deposit	1,403,342	1,395,195

	$3,964,348	$4,050,473

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

Net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 included the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$—	—	208	189	$—	—	607	471
Interest cost	307	314	354	447	936	1,022	1,149	1,137
Expected return on plan assets	(461)	(461)	—	—	(1,361)	(1,340)	—	—
Amortization of unrecognized transitional obligation	—	—	96	96	—	—	288	288
Amortization of the net (gain) loss	(2)	(8)	5	71	2	8	82	87

Net periodic benefit (increase) cost	$(156)	(155)	663	803	$(423)	(310)	2,126	1,983

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it does not expect to contribute to its defined benefit pension plan in 2005. As of September 30, 2005, no contributions have been made.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, The Provident Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three and nine months ended September 30, 2005 or 2004.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Total assets at September 30, 2005 decreased $257.9 million, or 4.0%, to $6.18 billion compared to $6.43 billion at December 31, 2004, primarily as a result of reductions in securities, which were used to fund repayments of borrowings, deposit outflows and common stock repurchases.

Securities available for sale, at fair value, decreased $236.0 million, or 16.8%, to $1.17 billion at September 30, 2005, compared to $1.41 billion at December 31, 2004. Investment securities held to maturity decreased $24.6 million, or 5.5%, to $421.1 million at September 30, 2005, compared to $445.6 million at December 31, 2004. The majority of the decline in the securities portfolios was attributable to amortization of mortgage-backed securities and investment maturities. In addition, the Company sold $32.7 million of primarily mortgage-backed securities during the nine months ended September 30, 2005, as part of its ongoing interest rate risk management process. The weighted average life of the Company’s available for sale securities portfolio was 2.9 years at September 30, 2005.

Net loans at September 30, 2005 decreased $26.2 million, or 0.7%, to $3.65 billion, compared to $3.67 billion at December 31, 2004. Residential mortgage loans decreased $70.7 million to $1.80 billion at September 30, 2005, compared to $1.87 billion at December 31, 2004. Residential mortgage loan originations of $120.4 million and purchases of $110.0 million were more than offset by repayments of $268.8 million. Residential mortgage loans were further reduced by the sale of $31.5 million of 20- and 30-year fixed-rate loans in 2005. The loan sales were another component of the Company’s ongoing interest rate risk management process. In addition, commercial real estate loans, including multi-family and construction loans, decreased $13.6 million to $946.9 million at September 30, 2005, compared to $960.5 million at December 31, 2004. Partially offsetting the decline in real estate secured loans, commercial loans increased $25.1 million to $378.8 million at September 30, 2005, compared to $353.6 million at December 31, 2004. Furthermore, consumer loans increased $33.7 million to $548.0 million at September 30, 2005, compared to $514.3 million at December 31, 2004.

Retail loans, which consist of residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.34 billion and accounted for 63.8% of the loan portfolio at September 30, 2005, compared to $2.38 billion, or 64.4% of the loan portfolio at December 31, 2004. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.33 billion, or 36.2% of the loan portfolio at September 30, 2005, compared to $1.31 billion, or 35.6% at December 31, 2004. The Company intends to continue to focus on the origination of commercial loans.

At September 30, 2005, the Company’s unfunded loan pipeline totaled $793.8 million, including $318.7 million in construction loan commitments, $172.5 million in commercial loan commitments and $89.5 million in commercial mortgage commitments. This compares with an unfunded loan pipeline of $599.3 million at December 31, 2004.

At September 30, 2005, the allowance for loan losses totaled $32.6 million, compared to $33.8 million at December 31, 2004. Total non-performing loans were $6.5 million at September 30, 2005, compared to $6.2 million at December 31, 2004. Non-performing assets were $6.9 million and $6.3 million at September 30, 2005 and December 31, 2004, respectively. Total non-performing loans as a percentage of total loans were 0.18% at September 30, 2005, compared to 0.17% at December 31, 2004. The allowance for loan losses as a percentage of total loans was 0.89% at September 30, 2005, compared with 0.91% at December 31, 2004.

Cash and cash equivalents increased $33.1 million, or 20.2%, to $196.8 million at September 30, 2005, from $163.7 million at December 31, 2004, as a result of the reductions in investments and loans described above, pending deployment into higher-yielding asset categories and/or the repayment of maturing borrowings.

Borrowed funds decreased $117.7 million, or 10.1%, to $1.05 billion at September 30, 2005, from $1.17 billion at December 31, 2004, as proceeds from maturing investments and the amortization of mortgage-backed securities were used to pay off maturing liabilities.

Total deposits decreased $86.1 million from $4.05 billion at December 31, 2004, to $3.96 billion at September 30, 2005. Core deposits, which consist of all demand and savings deposits, declined $94.3 million to $2.56 billion at September 30, 2005, from $2.66 billion at December 31, 2004. Core deposits represented 64.6% and 65.6% of total deposits at September 30, 2005 and December 31, 2004, respectively. The Company outsourced its Bank check processing in April 2005, resulting in a $12.0 million decrease in core deposits at September 30, 2005, compared with December 31, 2004. Savings deposit levels were further impacted by the competitive interest rate environment, as well as renewed consumer interest in investment alternatives.

Total stockholders’ equity decreased $58.4 million, or 5.1%, to $1.08 billion at September 30, 2005, compared to $1.14 billion at December 31, 2004. This decrease was due to common stock repurchases totaling $83.3 million, an increase in the accumulated other comprehensive loss of $10.7 million, and cash dividends declared of $16.7 million, partially offset by net income of $43.7 million, and net amortization of stock-based compensation plans of $8.6 million. Common stock repurchases for the three and nine months ended September 30, 2005, totaled 1.6 million shares at an average cost of $17.82 per share, and 4.7 million shares at an average cost of $17.87 per share, respectively. An additional 2.7 million shares remain eligible for repurchase under the current common stock repurchase authorization. At September 30, 2005, book value per share and tangible book value per share totaled $15.55 and $9.24, respectively.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of September 30, 2005, the Company did not have any outstanding borrowings against these lines of credit.

Cash needs for the nine months ended September 30, 2005, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of mortgage-backed securities and sales of residential mortgage loans. The cash was used primarily to fund the repayment of borrowings, interest and operating expenses, common stock repurchases, current loan originations and net deposit outflows.

As of September 30, 2005, the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2005
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Regulatory Tier 1 leverage capital	$228,210	4.00%	$515,035	9.03%
Tier 1 risk-based capital	152,608	4.00	515,035	13.50
Total risk-based capital	305,217	8.00	547,734	14.36

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

General. The Company reported basic and diluted earnings per share of $0.23 for the quarter ended September 30, 2005, representing increases of 17.8% and 17.5%, respectively, compared to basic and diluted earnings per share of $0.19 for the quarter ended September 30, 2004. Basic and diluted earnings per share were $0.66 and $0.65, respectively, for the nine months ended September 30, 2005, representing increases of 20.9% and 20.0%, respectively, compared to basic and diluted earnings per share of $0.54 for the nine months ended September 30, 2004. Net income for the three months ended September 30, 2005 totaled $14.9 million, an increase of $1.6 million, or 11.9%, compared to $13.3 million reported for the same period in 2004. Net income was $43.7 million for the nine months ended September 30, 2005, an increase of $11.5 million, or 35.7%, compared to $32.2 million for the same period in 2004.

The Company’s annualized return on average assets was 0.96% and 0.93% for the three and nine months ended September 30, 2005, respectively, compared with 0.87% and 0.88% for the same periods in 2004. The annualized return on average equity was 5.42% and 5.28% for the three and nine months ended September 30, 2005, respectively, compared with 5.16% and 4.84% for the same respective periods in 2004.

The earnings and per share data reflect the inclusion of the operations of First Sentinel Bancorp, Inc. (“First Sentinel”) which merged with the Company on July 14, 2004, and the related issuance of 18.5 million shares of the Company’s common stock in connection with the merger, from the July 14, 2004 merger date. Earnings for the nine months ended September 30, 2005 were also impacted by the acceptance of a Voluntary Resignation Initiative (“VRI”) by certain officers of the Company in the second quarter of 2005, which resulted in an after-tax charge of $815,000. Third quarter and nine months 2004 earnings were impacted by one-time expenses related to the merger and integration of First Sentinel’s operations of approximately $870,000, net of tax.

Net Interest Income. Total net interest income decreased $2.1 million, or 4.5%, to $44.8 million for the quarter ended September 30, 2005, compared to $46.9 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, total net interest income increased $24.1 million, or 21.2%, to $137.9 million, compared to $113.8 million for the same period in 2004. Interest income for the third quarter of 2005 increased $2.4 million, or 3.5%, to $69.3 million, compared to $66.9 million for the same period in 2004. For the nine months ended September 30, 2005, interest income increased $47.8 million, or 30.0%, to $207.1 million, compared to $159.2 million for the nine months ended September 30, 2004. Interest expense increased $4.5 million, or 22.4%, to $24.5 million for the quarter ended September 30, 2005, compared to $20.0 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, interest expense increased $23.7 million, or 52.3%, to $69.1 million, compared to $45.4 million for the nine months ended September 30, 2004. The changes in interest income and expense for the three months ended September 30, 2005, versus the comparable 2004 period are largely attributable to increases in market interest rates. The changes in interest income and expense for the nine months ended September 30, 2005, versus the comparable 2004 period are primarily attributable to increases in earning assets and interest-bearing liabilities due to the First Sentinel acquisition, and to a lesser extent, increases in market interest rates.

The Company’s net interest margin compressed three basis points to 3.31% for the quarter ended September 30, 2005, from 3.34% for the quarter ended June 30, 2005. This was a decrease of 12 basis points compared with the net interest margin of 3.43% for the quarter ended September 30, 2004. The net interest spread was 2.98% for the quarter ended September 30, 2005, compared with 3.04% for the trailing quarter and 3.19% for the three months ended September 30, 2004. The weighted average rate for interest-earning assets was 5.11% for the three months ended September 30, 2005, compared with 5.01% for the trailing quarter and 4.89% for the three months ended September 30, 2004. The weighted average rate for interest-bearing liabilities was 2.13% for the quarter ended September 30, 2005, compared with 1.97% for the trailing quarter and 1.70% for the third quarter of 2004.

For the nine months ended September 30, 2005, the net interest margin was 3.35%. This was a decrease of six basis points compared with the net interest margin of 3.41% for the nine months ended September 30, 2004. The net interest spread for the nine months ended September 30, 2005 was 3.04%, compared with 3.08% for the same period in 2004. The weighted average rate for interest-earning assets was 5.03% for the nine months ended September 30, 2005, compared with 4.77% for the nine months ended September 30, 2004. The weighted average rate for interest-bearing liabilities was 1.99% for the nine months ended September 30, 2005, compared with 1.69% for the nine months ended September 30, 2004. The increases in rates on interest-earning assets and interest-bearing liabilities reflect increases in market interest rates experienced throughout the past year.

The average balance of net loans increased $253.9 million, or 7.5%, to $3.66 billion for the quarter ended September 30, 2005, compared to $3.41 billion for the same period in 2004. Income on all loans secured by real estate increased $1.8 million, or 4.8%, to $38.8 million for the three months ended September 30, 2005, compared to $37.0 million for the three months ended September 30, 2004. Interest income on commercial loans increased $1.7 million, or 44.0%, to $5.7 million for the quarter ended September 30, 2005, compared to $4.0 million for the quarter ended September 30, 2004. Consumer loan interest income increased $1.3 million, or 20.4%, to $7.9 million for the quarter ended September 30, 2005, compared to $6.6 million for the quarter ended September 30, 2004. The average loan yield for the three months ended September 30, 2005 was 5.69%, compared with 5.55% for the same period in 2004.

For the nine months ended September 30, 2005, the average balance of net loans increased $1.02 billion, or 38.7%, to $3.66 billion, compared to $2.64 billion for the same period in 2004. Income on all loans secured by real estate increased $31.4 million, or 37.2%, to $115.7 million for the nine months ended September 30, 2005, compared to $84.3 million for the nine months ended September 30, 2004. Interest income on commercial loans increased $4.9 million, or 45.1%, to $15.9 million for the nine months ended September 30, 2005, compared to $11.0 million for the nine months ended September 30, 2004. Consumer loan interest income increased $6.4 million, or 40.4%, to $22.4 million for the nine months ended September 30, 2005, compared to $15.9 million for the nine months ended September 30, 2004. The average loan yield for the nine months ended September 30, 2005 was 5.60%, compared with 5.63% for the same period in 2004.

Interest income on investment securities held to maturity decreased $524,000, or 10.9%, to $4.3 million for the quarter ended September 30, 2005, compared to $4.8 million for the quarter ended September 30, 2004. Average investment securities held to maturity totaled $429.6 million for the quarter ended September 30, 2005, compared with $474.1 million for the same period last year. For the nine months ended September 30, 2005, interest income on investment securities held to maturity decreased $1.6 million, or 11.0%, to $12.9 million, compared to $14.5 million for the same period in 2004. Average investment securities held to maturity totaled $431.6 million for the nine months ended September 30, 2005, compared with $494.5 million for the same period last year.

Interest income on securities available for sale decreased $2.2 million, or 14.9%, to $12.3 million for the quarter ended September 30, 2005, compared to $14.4 million for the quarter ended September 30, 2004. Average securities available for sale were $1.22 billion for the three months ended September 30, 2005, compared with $1.46 billion for the same period in 2004. For the nine months ended September 30, 2005, interest income on securities available for sale increased $6.3 million, or 19.3%, to $38.9 million, compared to $32.6 million for the nine months ended September 30, 2004. Average securities available for sale were $1.29 billion for the nine months ended September 30, 2005, compared with $1.19 billion for the same period in 2004.

The average yield on all securities was 3.88% for the three and nine months ended September 30, 2005, compared with 3.79% and 3.51%, respectively, for the same periods in 2004.

The average balance of interest-bearing core deposit accounts decreased $74.6 million, or 3.5%, to $2.08 billion for the quarter ended September 30, 2005, compared to $2.16 billion for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, average interest-bearing core deposits increased $451.4 million, or 27.1%, to $2.11 billion, compared with $1.66 billion for the same period in 2004. Average time deposit account balances increased $39.6 million, or 3.0%, to $1.38 billion for the quarter ended September 30, 2005, compared to $1.34 billion for the same period in 2004. For the nine months ended September 30, 2005, average time deposits increased $315.6 million, or 29.4%, to $1.39 billion, compared with $1.07 billion for the same period in 2004. The increases in average deposits for the nine months ended September 30, 2005, compared with the same period in 2004, were largely attributable to the First Sentinel acquisition. Interest paid on deposit accounts increased $4.3 million, or 37.8%, to $15.6 million for the quarter ended September 30, 2005, compared to $11.3 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, interest paid on deposit accounts increased $15.5 million, or 57.1%, to $42.6 million, compared to $27.1 million for the nine months ended September 30, 2004. The average cost of interest-bearing deposits was 1.79% and 1.63% for the three and nine months ended September 30, 2005, respectively, compared with 1.29% and 1.32% for the three and nine months ended September 30, 2004, respectively, reflecting increased market interest rates.

Average borrowings, including subordinated debentures, decreased $69.7 million, or 5.9%, to $1.10 billion for the quarter ended September 30, 2005, compared to $1.17 billion for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, average borrowings increased $277.5 million, or 32.5%, to $1.13 billion, compared to $854.3 million for the nine months ended September 30, 2004. The increase in average borrowings for the nine months ended September 30, 2005, compared with the same period in 2004, was primarily due to the assumption of borrowings, including subordinated debentures, in the First Sentinel acquisition. Interest paid on such borrowed funds increased $200,000, or 2.3%, to $8.9 million for the quarter ended September 30, 2005, from $8.7 million for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, interest paid on such borrowed funds increased $8.2 million, or 45.1%, to $26.5 million, from $18.3 million for the nine months ended September 30, 2004. The average cost of borrowings was 3.18% and 3.13% for the three and nine months ended September 30, 2005, respectively, compared with 2.94% and 2.86% for the three and nine months ended September 30, 2004, respectively.

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

The Company recorded provisions for loan losses totaling $100,000 and $500,000 for the three and nine months ended September 30, 2005, respectively, compared to provisions of $1.1 million and $2.7 million for the three and nine months ended September 30, 2004, respectively. The reduction in the provision for loan losses for the three and nine months ended September 30, 2005, compared with the same periods in 2004, was attributable to improved asset quality, consistent loan portfolio composition and a reduction in loan balances year over year. The Company had net charge-offs of $832,000 and $1.6 million for the three and nine months ended September 30, 2005, respectively, compared to net charge-offs of $1.3 million and $2.6 million for the same periods in 2004. The allowance for loan losses was $32.6 million, or 0.89% of total loans at September 30, 2005, compared to $33.8 million, or 0.91% of total loans at December 31, 2004 and $33.6 million, or 0.90% of total loans at September 30, 2004. At September 30, 2005, the allowance for loan losses as a percentage of non-performing loans was 504.6%, compared to 545.1% at December 31, 2004, and 687.9% at September 30, 2004.

Non-Interest Income. Non-interest income totaled $7.8 million for the quarter ended September 30, 2005, a decrease of $380,000, or 4.6%, compared to the same period in 2004. An increase of $531,000 in fee income for the quarter ended September 30, 2005, compared with the same period in 2004, was more than offset by a decrease in net gains on securities sales of $364,000 and a $578,000 decrease in other income. The increase in fee income was primarily attributable to loan prepayment fees and fees related to the outsourcing of the official check function. The reduction in other income was primarily attributable to the recognition of losses on loan sales of $221,000 during the quarter ended September 30, 2005, compared with gains of $90,000 realized during the same period in 2004.

For the year-to-date period, non-interest income totaled $21.5 million, a decrease of $1.0 million, or 4.6%, compared to the same period in 2004. Increases in fee income of $1.7 million and income on BOLI of $645,000 were more than offset by a reduction in securities gains of $1.2 million and a decline in other income of $2.2 million. The increase in fee income was primarily attributable to loan prepayment fees, ATM and debit card income, fees related to the outsourcing of the official check function and mortgage servicing fees. The increase in BOLI income was primarily a result of additional BOLI acquired from First Sentinel in the July 2004 merger. Other income for the nine months ended September 30, 2005, included losses on loan sales of $231,000, compared with gains of $1.4 million recorded in 2004.

Non-Interest Expense. For the three months ended September 30, 2005, non-interest expense decreased $4.3 million, or 12.6%, to $30.0 million, compared to $34.3 million for the three months ended September 30, 2004. Compensation and employee benefits expense decreased $2.6 million for the quarter ended September 30, 2005, compared with the same period in 2004, due primarily to reductions in staff and executive severance costs recorded in 2004. The Company employed 895 full-time equivalent employees at September 30, 2005, compared with 961 full-time equivalent employees at September 30, 2004. Advertising expense decreased $767,000 for the quarter ended September 30, 2005, compared with the same period in 2004, largely as a result of the cost of customer communications associated with the integration of the First Sentinel business incurred in 2004. Amortization of intangibles decreased $358,000 for the quarter ended September 30, 2005, compared with the same period in 2004, primarily as a result of the conclusion of the amortization of a core deposit intangible from an earlier acquisition. Furthermore, other non-interest expense decreased $521,000 for the quarter ended September 30, 2005, compared with the same period in 2004, primarily due to reductions in consultant fees and printing and supplies expense.

For the nine months ended September 30, 2005, non-interest expense increased $7.6 million, or 8.7%, to $94.6 million, compared to $87.1 million for the nine months ended September 30, 2004. Compensation and employee benefits expense increased $3.8 million for the nine months ended September 30, 2005, compared with the same period in 2004, as a result of increased staffing following the First Sentinel acquisition and a $1.4 million expense recognized in the second quarter of 2005 in connection with the VRI. Amortization of intangibles increased $2.5 million for the nine months ended September 30, 2005, compared with the same period in 2004, primarily as a result of amortization of the core deposit intangible recorded in connection with the First Sentinel acquisition. Additional increases in occupancy expense of $2.2 million and data processing expense of $642,000 for the nine months ended September 30, 2005, compared with the same period in 2004, were also due primarily to the acquisition and integration of First Sentinel’s operations. As a result of the First Sentinel acquisition, the Company added 22 full-service branch locations, including the former headquarters building, which now serves as the Provident Loan Center. Partially offsetting these increases, advertising and promotions expense declined $1.6 million for the nine months ended September 30, 2005, compared with the same period in 2004.

The Company’s annualized non-interest expense as a percentage of average assets improved to 1.9% for the quarter ended September 30, 2005, compared with 2.2% for the same period in 2004. For the nine months ended September 30, 2005, annualized non-interest expense as a percentage of average assets was 2.0%, compared with 2.4% for the same period in 2004. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) improved to 57.1% for the quarter ended September 30, 2005, compared with 62.3% for the same period in 2004. For the nine months ended September 30, 2005, the efficiency ratio was 59.3%, compared with 63.8% for the same period in 2004.

Income Tax Expense. For the three months ended September 30, 2005, income tax expense increased $1.2 million, or 18.2%, to $7.6 million, compared to $6.4 million for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2005 was 33.6%, compared with 32.4% for the three months ended September 30, 2004. The increase in the effective tax rate for the third quarter of 2005 compared with the same period in 2004 was primarily due to the vesting of stock awards at a market price below the market value on the date of grant, resulting in the reversal of a previously recognized tax benefit. For the nine months ended September 30, 2005, income tax expense increased $6.2 million, or 43.2%, to $20.6 million, compared to $14.4 million for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was 32.1%, compared with 30.9% for the nine months ended September 30, 2004. The increases in income tax expense and the effective tax rate for the nine months ended September 30, 2005, compared with the same period in 2004, were attributable to growth in taxable income, largely as a result of the First Sentinel acquisition.

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

The following sets forth the results of a twelve-month net interest income projection model as of September 30, 2005 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$178,214	$8,498	5.0%
Static	169,716	—	—
+100	159,737	(9,979)	(5.9)
+200	149,564	(20,152)	(11.9)

The preceding table indicates that as of September 30, 2005, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 11.9%, or $20.2 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to increase 5.0%, or $8.5 million.

Due to the difficulty in accurately predicting the sensitivity of interest-bearing deposits to changes in interest rates, the assumptions made in the model regarding deposit repricing reflect a “worst case” scenario. The model assumes that all interest-bearing deposits, including products with no defined maturity such as passbook savings, statement savings, interest-bearing checking, and money market accounts, will reprice the full monthly incremental amount for each rate ramp scenario. Although this is unlikely to happen, management believes this is an objective methodology to use in measuring interest rate risk.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2005 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,314,336	$51,344	4.1%	20.5%	2.7%
Flat	1,262,992	—	—	19.9	—
+100	1,197,376	(65,616)	(5.2)	19.2	(3.7)
+200	1,126,273	(136,719)	(10.8)	18.4	(7.9)

The above table indicates that as of September 30, 2005, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 10.8%, or $136.7 million. If rates were to decrease 100 basis points, the model forecasts a 4.1%, or $51.3 million increase in the present value of equity.

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

In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company reported that after the completion of The Provident Bank’s (“Bank”) conversion from a mutual to stock savings bank, certain depositors of the Bank appealed the Order and Decision of the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) approving the plan of conversion. The appeal In the Matter of the Decision of the Commissioner of Banking and Insurance dated November 8, 2002, Permitting the Conversion of The Provident Bank from a Mutual to Stock Savings Bank (Superior Court of New Jersey, Appellate Division/Docket Nos. A-2107-02T2 and A-2615-02T3) challenged the aggregate purchase limits on subscription rights contained in the Bank’s plan of conversion, as approved by the Commissioner, claiming that the limits violated the New Jersey Law Against Discrimination (“NJLAD”) and state and federal law. In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, the Company reported that the Appellate Division of the Superior Court of New Jersey dismissed the appeal as moot without reaching the merits of the depositors’ claims.

The Company disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, that on September 10, 2004 certain of the depositors filed a lawsuit (Stephen Royce et al. v. The Provident Bank et al., Docket No. HUD-L-4751-04) in the Superior Court of New Jersey against the Bank, the Company and certain members of the board of directors of the Company alleging facts similar to those raised in the appeal. The lawsuit, which sought compensatory and punitive damages, asserted that purchase limitations contained in the Bank’s plan of conversion, as approved by the Commissioner, violated the NJLAD and that the named directors, as well as the Bank and the Company, breached their fiduciary duty to the plaintiff depositors by approving the plan of conversion with the purchase limitations. On a motion to dismiss brought by the Company and the other named defendants, the Court dismissed the plaintiffs’ claims based on the NJLAD. The parties subsequently reached a settlement as to the balance of the claims and executed a stipulation of dismissal of the case with prejudice effective as of August 17, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2005 through July 31, 2005	4,663	$17.55	4,663	4,267,594
August 1, 2005 through August 31, 2005	880,156	17.91	880,156	3,387,438
September 1, 2005 through September 30, 2005	719,576	17.71	719,576	2,667,862

Total	1,604,395	$17.82	1,604,395

(1)	On January 26, 2005, the Company’s Board of Directors approved the purchase of up to 3,742,205 shares of its common stock under a general repurchase program. On July 27, 2005, the Company’s Board of Directors approved an additional stock repurchase program, which commenced upon completion of the prior repurchase program. The new authorization provides that the Company may repurchase an additional 3,589,234 shares. The repurchase program has no expiration date.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date: November 9, 2005	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2005	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)