Form 10-K
period 2005-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2006-03-16
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-31566

PROVIDENT FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	42-1547151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

830 Bergen Avenue, Jersey City, New Jersey	07306-4599
(Address of Principal Executive Offices)	(Zip Code)

(201) 333-1000

(Registrant’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	(Name Of Exchange On Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 3, 2006, there were issued and outstanding 68,932,974 shares of the Registrant’s Common Stock outstanding, including 748,174 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2005, as quoted by the NYSE, was approximately $1.15 billion.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

At December 31, 2005, the Company had total assets of $6.05 billion, net loans of $3.71 billion, total deposits of $3.92 billion, and total stockholders’ equity of $1.08 billion. The Company’s mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and the Company’s telephone number is (201) 333-1000.

The Provident Bank

Originally established in 1839, the Bank is a New Jersey-chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Bank is a community- and customer-oriented bank operating 76 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union, which we consider our primary market area. As part of its “Customer-Centric

Strategy,” the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its markets. The Bank attracts deposits from the general public in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

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

Asset Quality. As of December 31, 2005, non-performing assets were $6.7 million or 0.11% of total assets compared to $6.3 million or 0.10% of total assets at December 31, 2004. The Bank’s asset quality reflects its focus on underwriting criteria and on aggressive collection efforts and conservative charge-off practices. The levels of commercial mortgage and commercial business loans and the relatively larger credit concentrations increase the Bank’s credit risk.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $2.47 billion at December 31, 2005, representing 63.1% of total deposits. The Bank has also focused on increasing the number of households and businesses served and the number of bank products per customer through a commitment to its brand promise — “Hassle-Free Banking for Busy People.”

Increasing Non-Interest Income. The Bank’s emphasis on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. A primary source of non-interest income is derived from fees on core deposit accounts. The Bank has also focused on expanding products and services to generate additional non-interest income by offering investment products, estate management and trust services. Total non-interest income was $29.2 million for each of the years ended December 31, 2005 and 2004, and fee income increased to $23.0 million for the year ended December 31, 2005 from $20.9 million for the year ended December 31, 2004.

Managing Interest Rate Risk. Although the Bank’s liabilities are more sensitive to changes in interest rates than its assets, the Bank manages its exposure to interest rate risk by emphasizing the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2005, 52.1% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2005, the Bank’s securities portfolio, excluding equity securities, totaled $1.46 billion and had an average expected life of 3.67 years.

Capital Management. The Company repurchased $96.3 million of its common stock and paid cash dividends totaling $21.6 million in 2005.

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

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2005, the Bank operated a network of 76 branch offices throughout ten counties in northern and central New Jersey, comprised of 16 offices in Hudson County, 4 in Bergen, 6 in Essex, 1 in Mercer, 23 in Middlesex, 10 in Monmouth, 2 in Morris, 6 in Ocean, 5 in Somerset and 3 in Union Counties. The Company also maintains The Provident Loan Center in Woodbridge, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s ten-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population estimates as of 2004, the Bank’s ten-county market area has a population of 6.0 million, which was 68.8% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, because of its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics and the Federal Deposit Insurance Corporation, New Jersey’s job growth rate has eased after reaching a four-year high in the first quarter of 2005. After declining steadily for the prior two years, the state’s unemployment rate slightly increased in the third quarter of 2005 primarily because of an increase in the labor force.

Within its ten-county market area the Bank has an approximate 2.28% share of bank deposits as of June 30, 2005, the latest date for which statistics are available, and an approximate 1.81% deposit share of the New Jersey market statewide.

COMPETITION

The Bank faces intense competition both in originating loans and attracting deposits. The northern and central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from the mortgage companies, mortgage brokers and other loan origination firms operating in our market area. The Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in the market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than the Bank and offer services, such as private banking, that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchase of short-term money market securities and other corporate and government securities.

The Bank competes in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through its investment subsidiary. Relationships with customers are built and maintained through the Bank’s branch network, its deployment of branch and off-site ATMs, and its telephone and web-based banking services.

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

The Bank originates consumer loans that are secured, in most cases, by a borrower’s assets. Home equity loans and home equity lines of credit that are primarily secured by a second mortgage lien on the borrower’s residence comprise the largest category of the Bank’s consumer loan portfolio. The Bank’s consumer loan portfolio also includes marine loans that are secured by a first lien on recreational boats. The marine loans are generated by boat dealers located on the Atlantic Coast of the United States. In addition the Bank finances auto loans, which are generated by dealers in the New York metropolitan area. To a lesser extent, the Bank originates personal unsecured loans, primarily as an accommodation to customers. All loans, whether originated directly or purchased, are underwritten to the Bank’s lending standards.

Commercial loans are loans to businesses of varying size and type within the Bank’s market. The Bank’s underwriting standards for commercial loans less than $100,000 utilize an industry-recognized automated credit scoring system. The Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On occasion, the Bank makes unsecured commercial loans. Most commercial lines of credit are made on a floating interest rate basis and most term loans are made on a fixed interest rate basis, usually with terms of five years or less.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,773,288	47.83%	$1,866,614	50.81%	$1,044,788	47.13%	$699,469	34.43%	$795,442	39.88%
Commercial mortgage loans	636,739	17.18	685,330	18.66	449,092	20.26	444,249	21.86	412,280	20.67
Multi-family mortgage loans	77,619	2.09	86,292	2.35	90,552	4.08	77,006	3.79	95,456	4.78
Construction loans	289,453	7.81	188,902	5.14	99,072	4.47	96,028	4.73	80,717	4.05

Total mortgage loans	2,777,099	74.91	2,827,138	76.96	1,683,504	75.94	1,316,752	64.81	1,383,895	69.38

Mortgage warehouse loans	—	—	—	—	4,148	0.19	276,383	13.60	167,905	8.42
Commercial loans	393,827	10.62	353,626	9.63	246,606	11.12	183,410	9.03	141,491	7.09
Consumer loans	556,645	15.02	514,296	14.00	300,825	13.57	275,812	13.57	322,219	16.15

Total other loans	950,472	25.64	867,922	23.63	551,579	24.88	735,605	36.20	631,615	31.66

Premiums on purchased loans	13,190	0.35	14,421	0.39	5,411	0.24	2,123	0.10	2,566	0.13
Unearned discounts	(1,110)	(0.03)	(1,309)	(0.04)	(1,547)	(0.07)	—	—	—	—
Net deferred fees	(529)	(0.01)	(961)	(0.02)	(1,580)	(0.07)	(1,625)	(0.08)	(1,531)	(0.07)
Allowance for loan losses	(31,980)	(0.86)	(33,766)	(0.92)	(20,631)	(0.92)	(20,986)	(1.03)	(21,909)	(1.10)

Total loans, net	$3,707,142	100.00%	$3,673,445	100.00%	$2,216,736	100.00%	$2,031,869	100.00%	$1,994,636	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2005, regarding the maturities of loans in our loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$7,818	$10,327	$12,247	$118,943	$693,876	$930,077	$1,773,288
Commercial mortgage loans	32,074	37,364	48,132	405,256	101,924	11,989	636,739
Multi-family mortgage loans	647	6,271	6,336	53,207	9,461	1,697	77,619
Construction loans	118,818	159,055	—	1,701	9,879	—	289,453

Total mortgage loans	159,357	213,017	66,715	579,107	815,140	943,763	2,777,099
Commercial loans	157,908	65,942	32,599	112,586	22,269	2,523	393,827
Consumer loans	102,669	18,417	82,326	76,287	275,763	1,183	556,645

Total loans	$419,934	$297,376	$181,640	$767,980	$1,113,172	$947,469	$3,727,571

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2006. Adjustable-rate loans are included based on contractual maturities.

	Due After December 31, 2006
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$909,861	$855,609	$1,765,470
Commercial mortgage loans	326,827	277,838	604,665
Multi-family mortgage loans	40,653	36,319	76,972
Construction loans	9,998	160,637	170,635

Total mortgage loans	1,287,339	1,330,403	2,617,742
Commercial loans	77,290	158,629	235,919
Consumer loans	419,049	34,927	453,976

Total loans	$1,783,678	$1,523,959	$3,307,637

Residential Mortgage Lending. A principal lending activity of the Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. Residential mortgage lending represents the largest single component of the total loan portfolio. As of December 31, 2005, $1.77 billion or 47.6% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 51.8% were fixed-rate and 48.2% were adjustable-rate loans.

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

The residential mortgage portfolio is primarily underwritten to Freddie Mac and Fannie Mae standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 100% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more, as well as loans with a loan-to-value ratio of 97% or more, are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in our portfolio generally include loans with a term of 15 years or less and biweekly payment loans with a term of 20 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.

Loans are sold without recourse with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2005, $36.2 million, or 23.7% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2005 were long-term fixed-rate mortgages.

The retention of adjustable-rate mortgages, as opposed to longer term, fixed-rate residential mortgage loans, helps reduce the Bank’s exposure to interest rate risk. However, adjustable-rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. To minimize this risk, borrowers of one- to four-family one year adjustable-rate loans are qualified at the maximum rate which would be in effect after the first interest rate adjustment. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less onerous than the interest rate risks associated with holding 20- and 30-year fixed-rate loans in the loan portfolio.

The Bank has for many years offered discounted rates on loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $116.4 million. The Bank also offers a special rate program for first time homebuyers under which originations have totaled over $31.4 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. Commercial real estate and construction loans have increased to 26.9% of the portfolio at December 31, 2005, from 26.0% of the portfolio at December 31, 2004. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period that is generally five or fewer years, which then adjust after the initial period. Typically these loans are written for maturities of ten years or less and have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.25 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and contacts in the commercial real estate market.

Among the reasons for the Bank’s continued emphasis on commercial real estate lending is the desire to invest in assets bearing interest rates that are generally higher than interest rates on residential mortgage loans and more sensitive to changes in market interest rates. Commercial real estate loans, however, entail significant additional credit risk as compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank attempts to understand and control the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is appropriate, the Bank employs environmental experts to inspect the property and ascertain any potential environmental risks.

The Bank requires a full independent appraisal for commercial real estate. The appraiser must be selected from the Bank’s approved list. The Bank also employs an independent review appraiser to verify that the appraisal meets the Bank’s standards. The underwriting guidelines generally provide that the loan-to-value ratio shall not exceed 75% of the appraised value and the debt service coverage should be at least 1.25 times. In addition, financial statements are required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $1,000,000 be completed at least every 18 months.

The Bank’s largest commercial real estate loan as of December 31, 2005 was a $25.0 million loan secured by an established, 378 room, full-service hotel in Elizabeth, New Jersey. The Bank’s share of the total loan is $20.0 million, all of which was outstanding at December 31, 2005. A participation in the remaining $5.0 million was sold to another lending institution. The loan was performing in accordance with its terms and conditions as of December 31, 2005.

Multi-family Lending. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank classifies multi-family lending as a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans.

Construction Loans. The Bank continues to expand its activities in commercial construction lending. Commercial construction lending includes both new construction of residential and commercial real estate projects and the reconstruction of existing structures.

The Bank’s commercial construction financing takes two forms: projects for sale (single family/condominiums) and projects that are constructed for investment purposes (rental property). To mitigate the speculative nature of construction loans, the Bank generally requires significant pre-leasing on rental properties and requires that a percentage of the single-family residences or condominiums be under contract to support construction loan advances.

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

Construction lending generally involves a greater degree of risk than one- to four-family mortgage lending. Repayment of a construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject project and the successful marketing of the sale or lease of the project. Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

For all construction loans, the Bank requires an independent appraisal, which includes information on market rents and/or comparable sales and competing projects. The Bank also attempts to procure personal guarantees and conducts environmental due diligence as appropriate.

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

The Bank’s largest construction loan as of December 31, 2005 was a $28.0 million construction/permanent mortgage loan secured by an 80% pre-leased, 115,000 square foot retail shopping center located in Clifton, New Jersey. The Borrower is an experienced developer of retail properties in the State of New Jersey. The loan was performing in accordance with its terms and conditions as of December 31, 2005.

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

Commercial business loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $35.0 million participation in a $465.0 million syndicated line of credit secured by an assignment of residential mortgage loans. As of December 31, 2005, the Bank’s outstanding balance was $17.7 million and the credit was performing in accordance with its terms and conditions.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Home equity loans and home equity lines of credit constituted 64.7% of the consumer loan portfolio as of December 31, 2005. Indirect marine loans comprised 19.8% of the consumer loan portfolio, and indirect auto loans comprised 12.6% of the consumer loan portfolio at December 31, 2005, respectively. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2005 were $173.1 million and $98.1 million, respectively.

The Bank originates a majority of its home equity loans and lines directly. The Bank also purchases marine and auto loans from established dealers and brokers located on the East Coast of the United States, which are underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $1,000,000. All marine loans are collateralized by a first lien on the vessel. The maximum automobile loan for a new automobile is $60,000 and for a used automobile is $40,000. All automobile loans are collateralized by a first lien on the automobile.

The Bank’s consumer loan portfolio contains other types of loans such as loans on motorcycles, recreational vehicles and personal loans, which represent 1.9% of the portfolio. Personal unsecured loans are originated primarily as an accommodation to existing customers.

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Originations:
Residential mortgage	$152,826	$141,338	$397,706
Commercial mortgage	71,408	120,286	76,361
Multi-family mortgage	5,402	901	37,315
Construction	273,750	125,406	77,952
Commercial	397,751	334,844	166,654
Consumer	271,899	244,938	198,433

Subtotal of loans originated	1,173,036	967,713	954,421
Mortgage warehouse	—	3,020	2,898,507
Loans purchased	137,412	322,011	352,233

Total loans originated	1,310,448	1,292,744	4,205,161

Loans acquired from First Sentinel:
Residential mortgage	—	720,875	—
Commercial mortgage	—	223,543	—
Multi-family mortgage	—	7,650	—
Construction	—	124,210	—
Commercial	—	7,204	—
Consumer		119,704

Total loans acquired from First Sentinel	—	1,203,186	—

Loans sold or securitized	36,167	86,695	16,145
Repayments:
Residential mortgage	346,453	276,411	394,693
Commercial mortgage	119,977	107,591	64,945
Multi-family mortgage	14,075	12,812	23,769
Construction	173,199	159,785	74,908
Commercial	356,649	233,576	110,032
Consumer	225,018	147,736	167,217

Subtotal of loan repayments	1,235,371	937,911	835,564
Mortgage warehouse loans	—	7,167	3,170,741

Total repayments	1,235,371	945,078	4,006,305

Total reductions	1,271,538	1,031,773	4,022,450

Other items, net(1)	(6,999)	5,687	(2,584)

Net increase	$31,911	$1,469,844	$180,127

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

Loan Approval Procedures and Authority. The Bank’s Board of Directors approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The Lending Policy sets the Bank’s lending authority for each type of loan. The Bank’s individual lending officers are assigned dollar authority limits based upon their experience and expertise.

The largest individual lending authority is $5.0 million, which only the Chief Executive Officer and the Chief Lending Officer have. Loans in excess of $5.0 million, or which when combined with existing credits of the borrower or related borrowers exceed $5.0 million, are presented to the management Credit Committee. The Credit Committee consists of six senior officers and requires a majority vote for credit approval. The Credit Committee has a $15.0 million approval authority and the Loan Committee of the Board of Directors of the Bank has approval authority exceeding $15.0 million. All credit approvals by the Loan Committee are reported to the Board of Directors of the Bank.

The Bank has adopted a risk rating system as part of the risk assessment of the loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review and change, where appropriate, all loans rated a “watch” or worse. In addition, the Loan Review Department, which is independent of the lending areas, validates the risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2005, the regulatory lending limit was $82.2 million. The Bank’s internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $65.0 million for loans with a risk rating of 2 or better, $60.0 million for loans with a risk rating of 3 and $50.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2005, the Bank’s largest relationship with an individual borrower and it’s related entities was $55.1 million, consisting of several construction loans, permanent commercial loans and a line of credit for residential projects in the State of New Jersey. The borrower is a well-established and experienced residential developer. This relationship was performing in accordance with its terms and conditions as of December 31, 2005.

As of December 31, 2005, the Bank had $721.9 million in loans outstanding to its 50 largest borrowers and their related entities.

ASSET QUALITY

General. One of the Bank’s key objectives has been and continues to be to maintain a high level of asset quality. In addition to maintaining sound credit standards for new loan originations, the Bank employs proactive collection and workout processes in dealing with delinquent or problem loans. The Bank actively markets properties that it acquires through foreclosure or otherwise in the loan collection process.

Collection Procedures. In the case of residential mortgage and consumer loans, the collections personnel in the Bank’s Asset Recovery Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency generated by our system, telephone calls, letters and other notices to the delinquent borrower. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after the loan is delinquent. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four- family mortgage loans follow the collection guidelines outlined by those agencies.

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

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Lending Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2005, there were seven impaired loans totaling $843,000.

Accruing interest income is stopped on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. When the accrual of interest on a loan is stopped, the loan is designated as a non-accrual loan and the outstanding interest previously credited is reversed. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

Federal and state regulations as well as the Bank’s policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. Under this internal risk rating system, the Bank currently classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses are required to be designated “special mention.”

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

The determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin, referred to as SAB No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.” The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council, referred to as FFIEC, issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Bank and Savings Institutions” (Policy Statement). Management believes that the Company’s documentation relating to the allowance for loan loss is consistent with these pronouncements. Although management believes that, based on information currently available to it at this time, the allowance for loans losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Assets are classified in accordance with the management guidelines described above. At December 31, 2005, $14.9 million of assets were classified as “substandard” which consisted of $4.0 million in residential loans, $2.4 million in commercial mortgage loans, $6.6 million in commercial loans, $1.2 million in consumer loans and $742,000 in multi-family loans. At that same date, $50,000 of loans were classified as “doubtful” and no loans were classified as “loss”. As of December 31, 2005, $13.0 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2005				At December 31, 2004				At December 31, 2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	27	$1,692	40	$3,956	29	$2,577	41	$4,184	48	$4,408	43	$3,395
Commercial mortgage loans	—	—	—	—	—	—	—	—	—	—	1	151
Multi-family mortgage loans	—	—	—	—	—	—	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—	—	—	—	—	1	217

Total mortgage loans	27	1,692	40	3,956	29	2,577	41	4,184	48	4,408	45	3,763
Mortgage warehouse loans	—	—	—	—	—	—	—	—	—	—	1	223
Commercial loans	4	110	7	843	6	289	5	862	17	1,781	4	1,016
Consumer loans	35	1,769	59	1,206	59	1,082	53	1,149	317	2,919	75	1,126

Total loans	66	$3,571	106	$6,005	94	$3,948	99	$6,195	382	$9,108	125	$6,128

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were no troubled debt restructurings as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at any of the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$3,956	$4,184	$3,395	$4,073	$4,171
Commercial mortgage loans	—	—	151	2,682	345
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	217	—	1,071
Mortgage warehouse loans	—	—	223	—	—
Commercial loans	843	862	1,016	34	1,084
Consumer loans	1,206	1,149	1,126	1,723	1,413

Total non-accruing loans	6,005	6,195	6,128	8,512	8,084
Accruing loans delinquent 90 days or more	—	—	—	—	—

Total non-performing loans	6,005	6,195	6,128	8,512	8,084
Foreclosed assets	670	140	41	—	—

Total non-performing assets	$6,675	$6,335	$6,169	$8,512	$8,084

Total non-performing assets as a percentage of total assets	0.11%	0.10%	0.14%	0.22%	0.28%

Total non-performing loans to total loans	0.16%	0.17%	0.27%	0.41%	0.40%

Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $281,000 during the year ended December 31, 2005. At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects an evaluation of the probable losses in the loan portfolio. The allowance for loan losses is maintained through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where it is determined the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

Management’s evaluation of the adequacy of the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing loan risk ratings include the following:

•	results of the routine loan quality reviews by the Loan Review Department and by outside third parties retained by the Loan Review Department;

•	general economic and business conditions affecting our key lending areas;

•	credit quality trends (including trends in non-performing loans, including anticipated trends based on market conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio; and

•	duration of the current business cycle.

When assigning a risk rating to a loan, management utilizes the Bank’s internal risk rating system which is a nine point rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

Each quarter the lending groups prepare individual Credit Risk Management Reports for the Credit Administration Department. These reports review all commercial loans and commercial mortgage loans that have been determined to involve above-average risk (risk rating of five or worse). The Credit Risk Management Reports contain the reason for the risk rating assigned to each loan, status of the loan and any current developments. These reports are submitted to a committee chaired by the Credit Administration Officer. Each loan officer reviews the loan and the corresponding credit risk management report with the committee and the risk rating is evaluated for appropriateness.

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

The provision for loan losses is established after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan portfolio composition, loan delinquency trends and peer group analysis. As a result of this process, management has established an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses is warranted based on factors such as the geographic concentration of our loan portfolio and the losses inherent in commercial lending, as these types of loans are typically riskier than residential mortgages.

Based on the composition of the loan portfolio, management believes the primary risks inherent in the portfolio are possible increases in interest rates, a possible decline in the economy and a possible decline in real estate market values. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$33,766	$20,631	$20,986	$21,909	$20,198
Charge offs:
Residential mortgage loans	18	71	1,070	333	411
Commercial mortgage loans	22	—	—	—	208
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	12,500	—
Commercial loans	1,008	1,671	1,904	1,859	46
Consumer loans	2,986	4,619	1,412	228	297

Total	4,034	6,361	4,386	14,920	962

Recoveries:
Residential mortgage loans	155	186	1,523	271	256
Commercial mortgage loans	93	—	—	—	168
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	—	—
Commercial loans	340	432	772	451	201
Consumer loans	1,060	2,353	576	475	148

Total	1,648	2,971	2,871	1,197	773

Net charge-offs	2,386	3,390	1,515	13,723	189
Provision for loan losses	600	3,600	1,160	12,800	1,900
Allowance of acquired institution	—	12,925	—	—	—

Balance at end of period	$31,980	$33,766	$20,631	$20,986	$21,909

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.12%	0.08%	0.70%	0.01%

Allowance for loan losses to total loans	0.86%	0.91%	0.92%	1.02%	1.09%

Allowance for loan losses to non-performing loans	532.56%	545.05%	336.67%	246.55%	271.02%

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

	At December 31,
	2005		2004		2003		2002		2001
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$2,854	47.57%	$3,000	50.53%	$1,804	46.78%	$1,447	34.08%	$1,598	39.43%
Commercial mortgage loans	7,246	17.08	7,893	18.49	4,898	20.11	4,898	21.65	5,436	20.44
Multi-family mortgage loans	773	2.08	930	2.33	932	4.05	745	3.75	992	4.73
Construction loans	4,397	7.77	2,918	5.10	1,595	4.44	1,247	4.68	1,528	4.00
Mortgage warehouse loans	—	—	—	—	43	0.18	3,408	13.47	2,612	8.33
Commercial loans	5,676	10.57	7,400	9.54	5,278	11.04	2,708	8.94	2,281	7.02
Consumer loans	5,760	14.93	5,889	14.01	3,385	13.40	3,507	13.43	3,615	16.05
Unallocated	5,274	—	5,736	—	2,696	—	3,026	—	3,847	—

Total	$31,980	100.00%	$33,766	100.00%	$20,631	100.00%	$20,986	100.00%	$21,909	100.00%

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

Securities for the investment portfolio are classified as held to maturity, available for sale or held for trading. Securities that are classified as held to maturity are securities that the Bank or the Company has the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale are reported at fair value. Available for sale securities include U.S. Treasury and Agency Obligations, U.S. Agency and privately-issued CMOs, corporate debt obligations and equities. Sales of securities may occur from time to time in response to changes in market rates and liquidity needs and to facilitate balance sheet reallocation to effectively manage interest rate risk. At the present time, there are no securities that are classified as held for trading.

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. All privately-issued CMOs in the investment portfolio are rated “AAA.”

Amortized Cost and Fair Value of Securities. The following tables sets forth certain information regarding the amortized cost and fair values of our securities as of the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$188,506	$186,290	$229,001	$230,115	$305,496	$308,366
State and municipal obligations	221,634	220,908	215,858	219,182	212,293	216,063
Equity securities	774	774	774	774	—	—

Total held-to-maturity	$410,914	$407,972	$445,633	$450,071	$517,789	$524,429

Available for Sale:
U.S. Treasury obligations	$80,958	$80,378	$95,887	$95,312	$120,913	$121,580
State and municipal obligations	10,630	10,610	10,876	10,942	—	—
Mortgage-backed securities	902,629	887,188	1,167,838	1,169,087	874,401	873,933
FHLMC obligations	—	—	1,971	2,008	—	—
FNMA obligations	—	—	—	—	5,000	5,036
FHLB obligations	9,923	9,844	—	—	—	—
Corporate obligations	61,292	61,368	90,735	92,495	104,818	109,877
Equity securities	32,627	33,569	32,864	36,496	35,802	41,403

Total available for sale	$1,098,059	$1,082,957	$1,400,171	$1,406,340	$1,140,934	$1,151,829

Average expected life of securities(1)	3.67 years		3.37 years		3.96 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2005:
FNMA	$492,602	$484,569
FHLMC	485,335	484,519

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2005. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2005
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$2,324	6.68%	$22,514	4.38%	$163,668	4.72%	$188,506	4.70%
State and municipal obligations	5,868	4.06	34,512	3.94	112,190	3.76	69,064	3.89	221,634	3.83

Total held-to-maturity	$5,868	4.06%	$36,836	4.11%	$134,704	3.86%	$232,732	4.47%	$410,140	4.23%

Available for sale:
U.S. Treasury obligations	$70,502	2.18%	$9,876	3.60%	$—	—%	$—	—%	$80,378	2.36%
State and municipal obligations	1,197	3.10	3,592	4.31	5,821	4.44	—	—	10,610	4.24
Mortgage-backed securities	—	—	26,908	4.55	150,077	3.99	710,203	4.38	887,188	4.32
FHLB obligations	—	—	9,844	4.17	—	—	—	—	9,844	4.17
Corporate obligations	49,319	4.77	12,049	5.33	—	—	—	—	61,368	4.88

Total available for sale	$121,018	3.25%	$62,269	4.47%	$155,898	4.01%	$710,203	4.38%	$1,049,388	4.20%

(1)	Yields are not tax equivalent.

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

Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers IRA and KEOGH accounts. Business customers are offered several checking account and savings plans, cash management services, payroll origination services, escrow account management and MasterCard business cards. The Bank’s customer relationship management strategy focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding the Bank’s branch locations. In order to attract and retain deposits, the Bank offers competitive rates, quality customer service and offers a wide variety of products and services that meet customers’ needs, including online banking. The Bank has no brokered deposits.

Deposit pricing strategy is monitored monthly by a management Asset/Liability Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When considering deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 63.1% of total deposits at December 31, 2005 and 65.6% of total deposits at December 31, 2004. As of December 31, 2005 and December 31, 2004, time deposits maturing in less than one year amounted to $1.08 billion and $960.0 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2005.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit of $100,000 or more	$64,629	$67,265	$81,368	$90,967	$304,229
Certificates of deposit less than $100,000	276,510	281,849	304,446	280,920	1,143,725

Total certificates of deposit	$341,139	$349,114	$385,814	$371,887	$1,447,954

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2005						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2005	2004	2003
	(In thousands)
Rate:
0.00 to 0.99%	$3,555	$244	$—	$—	$—	$—	$3,799	$7,348	$745
1.00 to 2.00%	9,111	18	61	—	—	—	9,190	812,561	632,086
2.01 to 3.00%	589,127	29,714	2,566	—	—	—	621,407	251,131	114,800
3.01 to 4.00%	421,369	79,144	48,238	34,467	597	5,430	589,245	129,109	104,939
4.01 to 5.00%	41,095	36,001	9,366	39,425	43,742	9,794	179,423	135,152	56,325
5.01 to 6.00%	11,207	4,456	2,223	2,850	26	14,450	35,212	40,843	20,954
6.01 to 7.00%	603	5,537	173	581	1,809	844	9,547	18,886	3,232
Over 7.01%	—	1	36	15	3	76	131	165	30

Total	$1,076,067	$155,115	$62,663	$77,338	$46,177	$30,594	$1,447,954	$1,395,195	$933,111

Borrowed Funds. At December 31, 2005, the Bank had $970.1 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-related securities.

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$679,726	$768,858	$626,665
FHLB line of credit	48,000	70,000	65,000
Securities sold under agreements to repurchase	466,244	493,409	54,580

Average Balance:
FHLB advances	633,000	680,297	514,914
FHLB line of credit	1,693	9,899	3,603
Securities sold under agreements to repurchase	444,454	254,185	49,215

Weighted Average Interest Rate:
FHLB advances	3.25%	3.04%	2.91%
FHLB line of credit	3.63	1.05	1.11
Securities sold under agreements to repurchase	2.95	2.48	0.84

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB advances	$530,982	$700,678	$626,665
FHLB line of credit	48,000	—	65,000
Securities sold under repurchase agreements	391,126	465,386	44,663

Total borrowed funds	$970,108	$1,166,064	$736,328

Weighted average interest rate of FHLB advances	3.27%	3.14%	2.87%
Weighted average interest rate of FHLB line of credit	4.21%	—	1.05%
Weighted average interest rate of securities sold under agreements to repurchase	3.40%	2.78%	0.76%

FINANCIAL MANAGEMENT AND TRUST SERVICES

The Bank offers a full range of trust and financial management services primarily to individuals. These services include wealth management services, such as investment management and investment advisory accounts, as well as custody accounts. The Bank also serves as trustee for living and testamentary trusts. Trust officers also provide estate settlement services when the Bank has been named executor or guardian of an estate. At December 31, 2005, the book value of assets under administration was $230.5 million and the number of accounts under administration was 540.

SUBSIDIARY ACTIVITIES

Provident Investment Services, Inc. is a wholly-owned subsidiary of the Bank. It was established as a New Jersey corporation to provide life and health insurance in the State of New Jersey and conducts non-deposit investment product and insurance sales.

Provident Title, LLC was a joint venture in which the Bank had a 49% interest and Investor’s Title Agency, Inc. had a 51% interest. Provident Title, LLC was licensed to sell title insurance in the State of New Jersey. Provident Title, LLC ceased doing business on August 31, 2005.

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

First Sentinel Capital Trust I and First Sentinel Capital Trust II are special purpose business trusts established for the purpose of issuing $25.0 million of preferred capital securities. The Company owns 100% of the common securities of each entity. First Sentinel Capital Trust I and First Sentinel Capital Trust II became subsidiaries of the Company as a result of the First Sentinel acquisition.

PERSONNEL

As of December 31, 2005, the Company had 808 full-time and 168 part-time employees. None of the Company’s employees were represented by a collective bargaining group. The Company believes its relationship with its employees is good.

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

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2005:

	As of December 31, 2005
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$514,869	9.18%	4.0%
Tier 1 risk-based capital	514,869	13.53	4.0
Total risk-based capital	546,927	14.37	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2005, the Bank was considered “well capitalized” under FDIC guidelines.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it may seek to engage in such activities.

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

Deposit Insurance. The FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending six months before the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed under the heading Prompt Corrective Action below. The FDIC also assigns an institution to supervisory subgroups based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution’s state supervisor.

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

The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006. Among other things this legislation merges the Savings Association Insurance Fund and the Bank Insurance Fund into a unified fund and increases the amount of deposit insurance from $100,000 to $130,000 with a cost of living adjustment to become effective in five years. The reserve ratio is also modified to provide for a range between 1.15% and 1.5% of estimated insured deposits.

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

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of law and to unsafe or unsound practices.

Transactions with Affiliates. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution, financial subsidiary or other entity defined by the regulation generally is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•	limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of ` such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

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

Privacy Standards. FDIC regulations require the Company and the Bank to disclose their privacy policies, including identifying with whom they share “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter.

The FDIC regulations also require the Company and the Bank to provide their customers with initial and annual notices that accurately reflect their privacy policies and practices. In addition, the Company and the Bank are required to provide their customers with the ability to “opt-out” of having the Company and the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. The Bank received a satisfactory Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of March 2005.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the FDIC completed an examination relating to the Bank’s compliance with various federal banking regulations in June 2002, which examination was unrelated to safety and soundness. In response to the report of examination relating to the Bank’s compliance with various federal banking regulations, the Bank’s Board of Directors adopted resolutions delivered to the FDIC that direct management to take corrective action to address the findings of the FDIC and that confirm the oversight obligations of the Board of Directors. The resolutions adopted by the Board of Directors provided for the Bank to make quarterly reports to the FDIC regarding corrective actions taken, including the development and implementation of procedures to verify the accuracy of the Bank’s reporting of Home Mortgage Disclosure Act data. Such quarterly reports were made by the Bank on a timely basis. In a compliance examination of the Bank conducted as of March 2005, the FDIC confirmed the Bank’s improved compliance posture. As a result, the FDIC advised that the quarterly reporting was no longer necessary since the requirements of the Board’s resolutions had been satisfied.

Safety and Soundness Standards. Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, FDIC regulations require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions discussed below. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action. The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The FDIC’s regulations define the five capital categories as follows:

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

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed “critically undercapitalized.” The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is critically undercapitalized. The FDIC may also appoint a conservator or receiver for an insured state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

•	insufficient capital, or the incurring or likely incurring of losses that will substantially deplete all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000; or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons, and not involve more than the normal risk of payment or present other unfavorable features.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $7.8 million and up to $48.3 million, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.2 million plus 10% against that portion of total transaction accounts in excess of up to $48.3 million. The first $7.8 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

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

The USA PATRIOT Act

The USA PATRIOT Act was signed into law on October 26, 2001 and gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has adopted policies and procedures which are in compliance with these requirements.

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2005, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2005:

	As of December 31, 2005
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$676,643	11.98%	4.0%
Tier 1 risk-based capital	676,643	17.59	4.0
Total risk-based capital	709,943	18.45	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2005, the Company was also “well capitalized” under Federal Reserve Bank guidelines.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

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

In addition, a bank holding company which does not qualify as a financial holding company under applicable federal law is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services; or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company has not elected to qualify as a financial holding company under federal regulations, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

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

Under federal law, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to the Company if it ever acquired as a separate subsidiary, a depository institution in addition to the Bank.

New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Act”) implemented legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

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

TAXATION

Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

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

Retained earnings at December 31, 2005 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2005, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

Charitable Donations. Under the Internal Revenue Code, charitable donations are tax deductible subject to a limitation based on 10% of the Company’s annual taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the year in which the contribution is made. Based on the Company’s estimate of taxable income and the carry forward period, all of its charitable donation expense was considered tax deductible as the Company will realize sufficient earnings over the six year period to take the full deduction. As a result, the Company recorded a tax benefit amounting to $8.4 million relating to the charitable donation in the first quarter of 2003.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, the Company had no net operating loss carry-forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax.

On July 2, 2002, the State of New Jersey enacted income tax law changes which were retroactive to tax years beginning January 1, 2002. The more relevant changes include an increase in the tax rate for savings banks from three percent to nine percent and the establishment of an Alternative Minimum Assessment (“AMA”) tax.

Under this legislation, a taxpayer, including the Company and the Bank, pays the greater of the corporate business tax (“CBT”) (at 9% of taxable income) or the AMA tax. There are two methods for calculating the AMA tax, the gross receipts method or the gross profits method. Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.125% to 0.4%. Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.25% to 0.8%. The taxpayer has the option of choosing either the gross receipts or gross profits method, but once an election is made, the taxpayer must use the same method for the next four tax years. The AMA tax is creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for each taxpayer may not exceed $5.0 million per year and the sum of the AMA for each member of an affiliated group may not exceed $20.0 million per year for members of an affiliated group with five or more taxpayers. The AMA for tax years beginning after June 30, 2006 shall be zero.

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

Item 1A.	Risk Factors.

In addition to factors discussed in the description of our business and elsewhere in this Annual Report on Form 10-K, the following are risk factors that could aversely affect our future results of operations and our financial condition.

Our Commercial Real Estate, Multi-Family, and Commercial Loans Expose Us to Increased Lending Risks

Our strategy continues to be to increase our construction loans, commercial mortgage loans and commercial loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2005, the average loan size for a construction loan was $3.5 million, for a commercial real estate loan was $1.4 million and for a commercial loan was $252,000, compared to an average loan size of $179,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey have a significant impact on our construction loans, commercial mortgage loans and commercial loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, decreases in real estate values may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

We target our business development and marketing strategy for loans to serve primarily the banking and financial services needs of small- to medium-sized businesses in northern and central New Jersey. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

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

Our emphasis on continued diversification of our loan portfolio through the origination of construction loans, commercial mortgage loans, and commercial loans has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may determine to make additional or increased provisions for loans losses, which could adversely affect our earnings.

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

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are affected substantially by our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates could have an adverse affect on net interest income because, as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 11.2% or $19.5 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2005, our available for sale securities portfolio totaled $1.08 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

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

Strong Competition Within Our Market Area May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In particular, over the past decade, New Jersey has experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we do, and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Property

At December 31, 2005, the Company and the Bank conducted business through 76 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $60.9 million at December 31, 2005.

Item 3.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the year ended December 31, 2005 to a vote of the Company’s stockholders.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS”. Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2005, there were 79,879,017 shares of the Company’s common stock issued and 68,661,800 shares outstanding and 6,601 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as, the cash dividends paid per common share during the periods indicated.

	2005			2004
	High	Low	Dividend	High	Low	Dividend
First Quarter	$19.14	$17.06	$0.07	$19.70	$18.25	$0.06
Second Quarter	17.88	16.03	0.08	18.75	16.55	0.06
Third Quarter	18.23	17.22	0.08	17.90	16.91	0.06
Fourth Quarter	19.00	16.42	0.09	19.64	17.01	0.06

On January 25, 2006, the Board of Directors declared a quarterly cash dividend of $0.09 per common share, which was paid on February 28, 2006, to common stockholders of record as of the close of business on February 15, 2006. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

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

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2005 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2005 through October 31, 2005	—	$—	—	2,667,862
November 1, 2005 through November 30, 2005	153,000	17.96	153,000	2,514,862
December 1, 2005 through December 31, 2005	557,701	18.31	557,701	1,957,161
Total	710,701	18.24	710,701

(1)	On January 26, 2005, the Company’s Board of Directors approved the purchase of up to 3,742,205 shares of its common stock under a general repurchase program. On July 27, 2005, the Company’s Board of Directors approved an additional stock repurchase program, which commenced upon completion of the prior repurchase program. The new authorization provides that the Company may repurchase an additional 3,589,234 shares. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of Provident Financial Services, Inc. presented in Item 8. On January 15, 2003, the Bank completed its conversion from a mutual savings bank to a stock savings bank, and in connection therewith the Company sold 59,618,300 shares of common stock which resulted in $567.2 million of net proceeds of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. In addition, the Company contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation.

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,052,374	$6,433,322	$4,284,878	$3,919,208	$2,869,717
Loans, net(1)	3,707,142	3,673,445	2,216,736	2,031,869	1,994,636
Investment securities(2)	410,914	445,633	517,789	216,119	112,951
Securities available for sale	1,082,957	1,406,340	1,151,829	1,242,118	494,716
Deposits	3,921,458	4,050,473	2,695,976	3,243,334	2,341,723
Borrowed funds	970,108	1,166,064	736,328	323,081	195,767
Stockholders’ equity	1,076,295	1,136,776	817,119	326,009	292,130

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Operations Data:
Interest income	$276,462	$229,543	$184,506	$177,307	$180,979
Interest expense	95,007	67,185	54,633	63,241	84,523

Net interest income	181,455	162,358	129,873	114,066	96,456
Provision for loan losses	600	3,600	1,160	12,800	1,900

Net interest income after provision for loan losses	180,855	158,758	128,713	101,266	94,556

Non-interest income	29,221	29,151	23,834	24,147	21,236

Non-interest expense	124,178	119,334	126,779	89,087	80,629

Income before income tax expense and the cumulative effect of a change in accounting principle	85,898	68,575	25,768	36,326	35,163
Income tax expense	27,399	19,274	7,024	9,231	11,083

Income before the cumulative effect of a change in accounting principle	58,499	49,301	18,744	27,095	24,080

Cumulative effect of change in accounting principle(3)	—	—	—	(519)	—

Net income	$58,499	$49,301	$18,744	$26,576	$24,080

Earnings Per Share:
Basic earnings per share(4)	$0.89	$0.80	$0.31	—	—
Diluted earnings per share(4)	$0.88	$0.80	$0.31	—	—

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Investment securities are held to maturity.
(3)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company performed a goodwill impairment test on the goodwill associated with the purchase of Provident Mortgage

Corporation. It was determined that the goodwill was impaired and a charge of $519,000 was recorded as a cumulative effect of a change in accounting principle.
(4)	Basic and diluted earnings per share for the year ended December 31, 2003 include the results of operations from January 15, 2003, the date the Company became the holding company for the Bank and the date the Bank completed its conversion, in the amount of $17,755,000.

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.94%	0.93%	0.46%	0.86%	0.88%
Return on average equity	5.32	5.06	2.31	8.71	8.70
Average net interest rate spread	3.01	3.09	2.91	3.59	3.26
Net interest margin(2)	3.34	3.40	3.37	3.96	3.97
Average interest-earning assets to average interest-bearing liabilities	1.18	1.22	1.32	1.17	1.15
Non-interest income to average total assets	0.47	0.55	0.58	0.78	0.77
Non-interest expenses to average total assets	2.00	2.24	3.08	2.90	2.94
Efficiency ratio(3)	58.94	62.31	66.87	64.46	68.51

Asset Quality Ratios:
Non-performing loans to total loans	0.16%	0.17%	0.27%	0.41%	0.40%
Non-performing assets to total assets	0.11	0.10	0.14	0.22	0.28
Allowance for loan losses to non-performing loans	532.56	545.05	336.67	246.55	271.02
Allowance for loan losses to total loans	0.86	0.91	0.92	1.02	1.09

Capital Ratios:
Leverage capital(4)	11.98%	11.88%	18.81%	8.98%	9.41%
Total risk based capital(4)	18.45	19.80	31.44	13.32	14.15
Average equity to average assets	17.68	18.34	19.73	9.92	10.10

Other Data:
Number of full-service offices	76	78	54	49	48
Full time equivalent employees	892	926	717	656	688

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

	12/31/2005	12/31/2004	12/31/2003	12/31/2002	12/31/2001
Efficiency Ratio Calculation:
Net interest income	$181,455	$162,358	$129,873	$114,066	$96,456
Non-interest income	29,221	29,151	23,834	24,147	21,236

Total income	$210,676	$191,509	$153,707	$138,213	$117,692

Non-interest expense	124,178	119,334	126,779	89,087	80,629
Less: Provident Bank Foundation donation	—	—	(24,000)	—	—

Adjusted non-interest expense	$124,178	$119,334	$102,779	$89,087	$80,629

Expense/income	58.94%	62.31%	66.87%	64.46%	68.51%

(4)	Leverage capital ratios are presented as a percentage of tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank operating 76 full-service branches in ten counties throughout northern and central New Jersey.

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

In recent years, the Bank has focused on commercial real estate, construction, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. The First Sentinel acquisition increased the residential mortgage component of the loan portfolio. At year-end 2005, retail loans accounted for 62.5% of the loan portfolio and commercial loans accounted for 37.5%. The Company’s strategy is to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s Customer Relationship Management strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The First Sentinel acquisition added 22 full-service branches with $1.36 billion in deposits, including core deposits totaling $862.7 million as of the July 14, 2004 acquisition date. Also in 2004, the Company opened two de novo branch locations. In 2005, the Company closed a branch that was under-performing and relocated a supermarket branch to an existing full service facility. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2005, core deposits were 63.1% of total deposits.

A significant amount of capital was raised in the conversion of the Bank to a stock-chartered bank in 2003. Management has developed a capital management strategy to effectively utilize excess capital and improve return on equity and earnings per share growth. The Company’s capital management strategy includes the following components: payment of cash dividends; stock repurchases; acquisitions; and use of wholesale leverage. The Company declared and paid its first cash dividend in the second quarter of 2003, and has since increased the quarterly cash dividend per share five times for a total of 125.0%. The Company’s Board of Directors approved the most recent quarterly cash dividend of $0.09 per common share on January 25, 2006. The Company’s range of cash dividend payout is approximately 30% to 45% of net income.

In 2005, the Company repurchased 5.4 million shares of its common stock at an average cost of $17.92 per share. At December 31, 2005, approximately 2.0 million shares remained eligible for repurchase under the current common stock repurchase authorization.

The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income, because as a general matter, the Company’s interest-bearing liabilities reprice or mature more quickly than its interest-earning assets. An increase in interest rates generally would result in a decrease in the Company’s average interest rate spread and net interest income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, income from loan or securities sales, fees from trust services and investment product sales and other fees. The Company’s operating expenses primarily consist of compensation and benefits expenses, marketing and advertising expense, occupancy and equipment expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, actions of regulatory agencies and government policies.

Critical Accounting Policies

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. The Company maintains the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

The Company’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager, the Chief Lending Officer and the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2005, 2004 or 2003.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Estimated fair values are based on published or securities dealers’ market prices. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, the Company evaluates its intent and ability to hold securities to maturity or for a sufficient amount of time to recover the recorded principal balance.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. In 2005, the valuation reserve pertaining to the charitable contributions carry-forward declined $838,000 as a result of the utilization of the related deferred tax asset. In 2004, the Company reduced the valuation reserve pertaining to the charitable contribution carry-forward as a result of projected improvement in the Company’s ability to generate sufficient future taxable income to realize the deferred tax asset.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2005, 2004 and 2003. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2005				2004				2003
	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$58,156		$1,801	3.10%	$87,635		$1,001	1.14%	$157,854		$1,709	1.08%
Investment securities(1)	428,461		17,185	4.01	484,583		19,183	3.96	461,742		17,708	3.84
Securities available for sale	1,249,419		48,607	3.89	1,253,570		45,968	3.67	1,196,435		40,880	3.42
Federal Home Loan Bank Stock	44,813		2,091	4.67	41,261		707	1.71	26,030		759	2.92
Net loans(2)	3,658,930		206,778	5.65	2,906,982		162,684	5.60	2,014,861		123,450	6.13

Total interest-earning assets	5,439,779		276,462	5.08	4,774,031		229,543	4.81	3,856,922		184,506	4.78

Non-interest earning assets	781,133				541,829				260,205

Total assets	$6,220,912				$5,315,860				$4,117,127

Interest-bearing liabilities:
Savings deposits	$1,474,053		15,657	1.06%	$1,254,758		11,011	0.88%	$952,776		11,839	1.24%
Demand deposits	618,280		6,223	1.01	541,120		4,274	0.79	413,582		3,590	0.87
Time deposits	1,399,258		37,894	2.71	1,156,388		24,221	2.09	988,789		23,742	2.40
Borrowed funds	1,105,948		35,233	3.19	956,922		27,679	2.89	567,732		15,462	2.72

Total interest-bearing liabilities	4,597,539		95,007	2.07	3,909,188		67,185	1.72	2,922,879		54,633	1.87

Non-interest bearing liabilities	523,531				431,709				381,796

Total liabilities	5,121,070				4,340,897				3,304,675
Stockholders’ equity	1,099,842				974,963				812,452

Total liabilities and equity	$6,220,912				$5,315,860				$4,117,127

Net interest income			$181,455				$162,358				$129,873

Net interest rate spread				3.01%				3.09%				2.91%

Net interest earning assets	$842,240				$864,843				$934,043

Net interest margin(3)				3.34%				3.40%				3.37%

Ratio of interest-earning assets to total interest-bearing liabilities	1.18	x			1.22	x			1.32	x

(1)	Average outstanding balance amounts shown are amortized cost.
(2)	Average outstanding balances shown net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$(431)	$1,231	$800	$(797)	$89	$(708)
Investment securities	(2,239)	241	(1,998)	893	582	1,475
Securities available for sale	(151)	2,790	2,639	2,009	3,079	5,088
Federal Home Loan Bank Stock	66	1,318	1,384	337	(389)	(52)
Loans	42,261	1,833	44,094	50,700	(11,466)	39,234

Total interest-earning assets	39,506	7,413	46,919	53,142	(8,105)	45,037

Interest-bearing liabilities:
Savings deposits	2,141	2,505	4,646	3,180	(4,008)	(828)
Money market deposits	87	(450)	(363)	289	334	623
Interest-bearing checking deposits	460	1,852	2,312	680	(619)	61
Time deposits	5,668	8,005	13,673	3,731	(3,252)	479
Borrowed funds	4,533	3,021	7,554	11,203	1,014	12,217

Total interest-bearing liabilities	12,889	14,933	27,822	19,083	(6,531)	12,552

Net interest income	$26,617	$(7,520)	$19,097	$34,059	$(1,574)	$32,485

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets were $6.05 billion at December 31, 2005, compared to $6.43 billion at December 31, 2004, with the decrease due primarily to reductions in cash and securities balances that were used to fund loan originations, repayments of borrowings, net deposit outflows and common stock repurchases.

Total loans at December 31, 2005 were $3.74 billion, compared to $3.71 billion at December 31, 2004. The increase in loans was attributable to loan originations of $1.17 billion and loan purchases of $137.4 million. Residential mortgage loans decreased $93.3 million to $1.77 billion at December 31, 2005, compared to $1.87 billion at December 31, 2004. Residential mortgage loan originations totaled $152.8 million and one- to four-family loans purchased totaled $137.4 million for the year ended December 31, 2005. Principal repayments on residential mortgage loans totaled $346.5 million, and loans sold totaled $36.2 million for the year ended December 31, 2005. Commercial real estate loans decreased $48.6 million to $636.7 million at December 31, 2005, compared to $685.3 million at December 31, 2004. Multi-family loans decreased $8.7 million to $77.6 million at December 31, 2005, compared to $86.3 million at December 31, 2004. Construction loans increased $100.6 million to $289.5 million at December 31, 2005, compared to $188.9 million at December 31, 2004. Commercial loans increased $40.2 million to $393.8 million at December 31, 2005, compared to $353.6 million at December 31, 2004. Consumer loans increased $42.3 million to $556.6 million at December 31, 2005, compared to $514.3 million at December 31, 2004. Retail loans, which consist of one- to four-family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.33 billion and accounted for 62.5% of the loan portfolio at December 31, 2005, compared to $2.38 billion, or 64.4%, of the portfolio at December 31, 2004. The decrease in retail loans as a percentage of the total loan portfolio was largely the result of residential loan prepayments and sales and to organic growth in the construction and commercial loan portfolios. The Company continues to rebalance the loan portfolio over time, consistent with its strategy towards a more commercial mix. Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $1.40 billion, accounting for 37.5% of the loan portfolio at December 31, 2005, compared to $1.31 billion, or 35.6%, at December 31, 2004.

The allowance for loan losses decreased $1.8 million at December 31, 2005, as a result of net charge-offs of $2.4 million, partially offset by provisions for loan losses of $600,000 during 2005. Non-performing loans totaled $6.0 million at December 31, 2005, compared to $6.2 million at December 31, 2004. Non-performing loans as a percentage of total loans were 0.16% at December 31, 2005 and 0.17% at December 31, 2004. The allowance for loan losses as a percentage of total loans was 0.86% at December 31, 2005, and 0.91% at December 31, 2004.

Intangible assets decreased $7.3 million to $435.8 million at December 31, 2005, from $443.1 million at December 31, 2004, due primarily to the amortization of the core deposit intangible relating to the First Sentinel acquisition. At December 31, 2005, the goodwill and the core deposit intangible related to the First Sentinel acquisition totaled $389.9 million and $23.3 million, respectively. The core deposit intangible is being amortized on an accelerated basis over 8.8 years. The Company performs periodic impairment testing of intangible assets. There was no impairment recognized in 2005.

Total investments decreased $358.1 million, or 19.3%, during the year ended December 31, 2005. Proceeds from investment sales, maturities and scheduled cash flows were used to fund loan growth, repay borrowings, fund net deposit outflow and repurchase common stock.

Total deposits decreased $129.0 million to $3.92 billion at December 31, 2005, from $4.05 billion at December 31, 2004. At December 31, 2005, core deposits represented 63.1% of total deposits, compared with 65.6% at December 31, 2004. Within the core deposit account category, savings and money market deposits decreased $212.9 million to $1.48 billion at December 31, 2005, from $1.69 billion at December 31, 2004, as depositors shifted funds to higher-yielding investments. Checking balances, however, increased $31.1 million to $992.4 million at December 31, 2005, from $961.3 million at December 31, 2004, as the Company continued to focus on attracting and retaining core business and personal account relationships while remaining disciplined in its liability pricing. Certificates of deposit increased $52.8 million to $1.45 billion at December 31, 2005, from $1.40 billion at December 31, 2004, with much of that growth occurring in the under two-year maturity categories, as depositors opted for shorter-maturity instruments in a rising interest rate environment.

Total borrowed funds decreased $196.0 million to $970.1 million at December 31, 2005, from $1.17 billion at December 31, 2004. The decrease was a result of repayments made during the year as part of the Company’s strategy to reduce wholesale funding in a flat yield curve environment.

Total stockholders’ equity decreased $60.5 million to $1.08 billion at December 31, 2005, from $1.14 billion at December 31, 2004. This decrease was a result of common stock repurchases of $96.3 million and cash dividends of $21.6 million, partially offset by comprehensive income of $45.8 million and the allocation of shares to stock-based compensation plans of $11.6 million.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

General. Net income for the year ended December 31, 2005 was $58.5 million, compared to net income of $49.3 million for the year ended December 31, 2004. Return on average assets for the year ended December 31, 2005 was 0.94%, compared to 0.93% for 2004. Return on average equity was 5.32% for the year ended December 31, 2005, compared to 5.06% for 2004. Basic and diluted earnings per share were $0.89 and $0.88 respectively for the year ended December 31, 2005, compared to basic and diluted earnings per share of $0.80 for

2004. Earnings and per share data reflect the inclusion of the operations of First Sentinel which merged with the Company on July 14, 2004, and the related issuance of 18.5 million shares of the Company’s common stock in connection with the merger from the July 14, 2004 merger date. Earnings for the year ended December 31, 2005 also reflect the acceptance of a Voluntary Resignation Initiative (“VRI”) by certain officers of the Company in the second quarter of 2005, which resulted in an after-tax charge of $815,000. One-time expenses totaling $1.2 million, net of tax, related to the merger and integration of First Sentinel’s operations were recognized in 2004.

Net Interest Income. Net interest income increased $19.1 million, or 11.8%, to $181.5 million for 2005, from $162.4 million for 2004. The average interest rate spread decreased 8 basis points to 3.01% for 2005, from 3.09% for 2004. The net interest margin decreased six basis points to 3.34% for 2005, compared to 3.40% for 2004.

Interest income increased $46.9 million, or 20.4%, to $276.5 million for 2005, compared to $229.5 million for 2004. The increase in interest income was primarily attributable to increased earning asset volume as a result of the First Sentinel acquisition and increases in the yield on average earning assets. Average interest-earning assets increased $665.7 million, or 13.9%, to $5.44 billion for 2005, compared to $4.77 billion for 2004. Average outstanding loan balances increased $751.9 million, or 25.9%, to $3.66 billion for 2005 from $2.91 billion for 2004. The average balance of investment securities decreased $56.1 million, or 11.6%, to $428.5 million for 2005, compared to $484.6 million for 2004. The average balance of securities available for sale decreased $4.2 million, or 0.3%, to $1.25 billion for 2005, compared to $1.25 billion for 2004. Average federal funds sold and short-term investment balances decreased $29.5 million, or 33.6%, to $58.2 million for 2005, from $87.6 million for 2004. The yield on interest-earning assets increased 27 basis points to 5.08% for 2005, from 4.81% for 2004.

Interest expense increased $27.8 million, or 41.4%, to $95.0 million for 2005, from $67.2 million for 2004. The increase in interest expense was attributable to increased interest-bearing liability volume as a result of the First Sentinel acquisition and to the increase in the average cost of interest-bearing liabilites for 2005 compared with 2004. The average balance of interest-bearing liabilities increased $688.4 million, or 17.6%, to $4.60 billion for 2005, compared to $3.91 billion for 2004. Rates paid on interest-bearing liabilities increased 35 basis points to 2.07% for 2005, from 1.72% for 2004. Average interest-bearing deposits increased $539.3 million, or 18.3%, to $3.49 billion for 2005, from $2.95 billion for 2004. The average rate paid on interest-bearing deposits increased 37 basis points to 1.71% for 2005, from 1.34% for 2004. Average interest-bearing core deposits increased $296.5 million, or 16.5%, for 2005, compared with 2004, while average time deposits increased $242.9 million, or 21.0%, for 2005, compared with 2004. Average outstanding borrowings, including subordinated debentures, increased $149.0 million, or 15.6%, to $1.11 billion for 2005, compared with $956.9 million for 2004. The average rate paid on borrowings increased to 3.19% for 2005, from 2.89% for 2004.

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

The provision for loan losses was $600,000 in 2005, compared to $3.6 million in 2004. The decrease in the provision for loan losses was attributable to lower loan growth and an improvement in asset quality compared with 2004. Net charge-offs for 2005 were $2.4 million, compared to $3.4 million for 2004. Total charge-offs for the year ended December 31, 2005 were $4.0 million, compared to $6.4 million for the year ended December 31, 2004. Recoveries for the year ended December 31, 2005 were $1.6 million, compared to $3.0 million for the year ended December 31, 2004.

The allowance for loan losses at December 31, 2005 was $32.0 million, or 0.86% of total loans, compared to $33.8 million, or 0.91% of total loans at December 31, 2004.

At December 31, 2005, non-performing loans as a percentage of total loans were 0.16%, compared to 0.17% at December 31, 2004. Non-performing assets as a percentage of total assets were 0.11% at December 31, 2005, compared to 0.10% at December 31, 2004. At December 31, 2005, non-performing loans were $6.0 million, compared to $6.2 at December 31, 2004, and non-performing assets were $6.7 million at December 31, 2005, compared to $6.3 million at December 31, 2004.

Non-Interest Income. For the year ended December 31, 2005, total non-interest income totaled $29.2 million, an increase of $70,000 or 0.2% compared to 2004. Fee income from deposit accounts increased $2.1 million, or 10.1%, to $23.0 million for 2005, from $20.9 million for 2004. This increase was primarily attributable to deposit fees, loan prepayment fees, ATM and debit card fees and fees related to the outsourcing of the official check function. Income on BOLI increased $666,000 or 14.9% in 2005 compared to 2004, primarily as a result of the additional BOLI acquired from the First Sentinel merger. The increases in fee income and BOLI were largely offset by a reduction in securities gains of $1.0 million and a decline in other income of $1.7 million. Other income for the year ended December 31, 2005, included losses on loan sales of $152,000 compared with gains of $1.5 million recorded in 2004.

Non-Interest Expense. For the year ended December 31, 2005, non-interest expense increased $4.8 million, or 4.1%, to $124.2 million, compared to $119.3 million for 2004. Compensation and employee benefits expense increased $3.7 million, or 6.1%, to $64.8 million for 2005, from $61.1 million for 2004. The increase in compensation and benefits expense for 2005 was primarily attributable to the increase in staff following the First Sentinel acquisition and the expense recognized in the second quarter of 2005 in connection with the VRI. The increase in salaries, incentives and related payroll taxes of $2.0 million, include the $1.4 million in expense recognized in the second quarter of 2005 in connection with the acceptance of the VRI by certain officers of the Bank. Pension and other post retirement benefit expense increased $1.6 million and employee insurance increased $846,000 in 2005, compared with 2004. For the year ended December 31, 2005, stock-based compensation expense decreased $336,000 to $11.4 million compared to $11.7 million for the same period in 2004.

Net occupancy expense increased $2.4 million, or 14.4% for 2005, compared with 2004, primarily as a result of the additional 22 branch locations added through the First Sentinel acquisition, including the former headquarters building which serves as the Provident Loan Center as well as two de novo branches opened in 2004.

Advertising and promotions expense decreased $1.7 million, or 28.3% for the year ended 2005, compared with the same period in 2004, as a result of customer communications associated with the integration of First Sentinel in 2004.

Data processing expense increased $530,000, or 6.4% for 2005, compared with 2004, primarily due to the acquisition and integration of First Sentinel’s operations.

Amortization of intangibles increased $1.9 million for the year ended December 31, 2005, compared with the same period in 2004, primarily as a result of the amortization of the core deposit intangible recorded in connection with the First Sentinel acquisition.

Other operating expenses decreased $2.0 million, or 9.4% for 2005, compared with 2004. This decrease was primarily due to significant reductions in consultant and audit related expense, insurance costs and ATM processing expense.

Income Tax Expense. Income tax expense increased $8.1 million, to $27.4 million, on income before taxes of $85.9 million resulting in an effective tax rate of 31.9% in 2005, compared to income tax expense of $19.3 million on income before taxes of $68.6 million in 2004 resulting in an effective tax rate of 28.1%. In 2004, the Company reduced a valuation reserve pertaining to charitable contribution carry-forwards created in connection with the formation of The Provident Bank Foundation in early 2003. The reduction in valuation reserve resulted in a decrease in 2004 income tax expense of $1.9 million.

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

Interest expense increased $12.6 million, or 23.0%, to $67.2 million for 2004, from $54.6 million for 2003. The increase in interest expense was attributable to increased interest-bearing liability volume as a result of the First Sentinel acquisition, partially offset by reductions in the average cost of interest-bearing liabilities for 2004 compared with 2003. The average balance of interest-bearing liabilities increased $986.3 million, or 33.7%, to $3.91 billion for 2004, compared to $2.92 billion for 2003. Rates paid on interest bearing liabilities decreased 15 basis points to 1.72% for 2004, from 1.87% for 2003. Average interest-bearing deposits increased $597.1 million, or 25.4%, to $2.95 billion for 2004, from $2.36 billion for 2003. The average rate paid on interest-bearing deposits declined 32 basis points to 1.34% for 2004, from 1.66% for 2003. Average interest-bearing core deposits increased $429.5 million, or 31.4%, for 2004, compared with 2003, while average time deposits increased $167.6 million, or 16.9%, for 2004, compared with 2003. Average outstanding borrowings, including subordinated debentures, increased $389.2 million, or 68.6%, to $956.2 million for 2004, compared with $567.7 million for 2003. The average rate paid on borrowings increased to 2.89% for 2004, from 2.72% for 2003.

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

Income Tax Expense. Income tax expense increased $12.3 million, to $19.3 million, on income before taxes of $68.6 million resulting in an effective tax rate of 28.1% in 2004, compared to income tax expense of $7.0 million on income before taxes of $25.8 million in 2003 resulting in an effective tax rate of 27.3%. In 2004, the Company reduced a valuation reserve pertaining to charitable contribution carry-forwards created in connection with the formation of The Provident Bank Foundation in early 2003. The reduction in valuation reserve resulted in a decrease in 2004 income tax expense of $1.9 million. The reduction in the valuation reserve was attributable to projected improvement in the Company’s ability to generate sufficient future taxable income to realize the deferred tax asset. The improvement in the Company’s future earnings outlook was largely due to the successful acquisition and integration of First Sentinel.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the Federal Home Loan Bank of New York and approved broker dealers. The Bank has a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the Federal Home Loan Bank of New York. As of December 31, 2005, there were $48.0 million outstanding borrowings against these lines of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the year ended December 31, 2005, loan repayments, excluding mortgage warehouse activity, totaled $1.24 billion compared to $937.9 million for the year ended December 31, 2004.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases, excluding mortgage warehouse loans, totaled $1.31 billion for the year ended December 31, 2005, compared to $1.29 billion for the year ended December 31, 2004. Purchases for the investment portfolio totaled $124.6 million for the year-ended December 31, 2005, compared to $301.3 million for the year ended December 31, 2004.

At December 31, 2005, the Bank had outstanding loan commitments to borrowers of $696.2 million. Undisbursed home equity lines and personal credit lines were $194.1 million at December 31, 2005. Total deposits decreased $129.0 million for the year ended December 31, 2005. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in our marketplace, local economic conditions and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $1.08 billion at December 31, 2005. Based on current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

As of December 31, 2005, the Bank exceeded all regulatory capital requirements. At December 31, 2005, the Bank’s leverage (Tier 1) capital ratio was 9.18%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2005, the Bank’s total risk-based capital ratio was 14.37%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a risk-based capital ratio of at least 10.00%. As of December 31, 2005, the Bank exceeded the well-capitalized capital requirements.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2005, are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Off-Balance Sheet:
Long term commitments	$696,169	$696,169	$—	$—	$—
Letters of credit	7,187	7,187	—	—	—

Total Off-Balance Sheet	703,356	703,356	—	—	—

Contractual Obligations:
Operating leases	13,324	2,935	4,438	2,712	3,239
Certificate of deposits	1,447,954	1,076,067	217,778	123,515	30,594

Total Contractual Obligations	1,461,278	1,079,002	222,216	126,227	33,833

Total	$2,164,634	$1,785,358	$222,216	$126,227	$33,833

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $703.4 million at December 31, 2005, an increase of $104.0 million, or 17.4%, from $599.3 million at December 31, 2004.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2005 or 2004 that would have settled in January 2006 or 2005, respectively. Total contractual obligations at December 31, 2005 were $1.46 billion, an increase of $18.4 million, or 1.3%, compared to $1.44 billion at December 31, 2004. Contractual obligations under operating leases decreased $34.4 million, or 72.1%, to $13.3 million at December 31, 2005, compared to $47.7 million at December 31, 2004, and certificate of deposit accounts increased $52.8 million, or 3.8%, to $1.45 billion at December 31, 2005, from $1.40 billion at December 31, 2004.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 36.9% at December 31, 2005 compared to 34.4% at December 31, 2004. Certificate of deposit accounts are generally short-term. As of December 31, 2005, 74.3% of all time deposits had maturities of one year or less compared to 68.8% at December 31, 2004. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

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

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2005.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200	$185,036	$10,573	6.1%
-100	182,233	7,770	4.5
Static	174,463	—	—
+100	164,833	(9,630)	(5.5)
+200	154,970	(19,493)	(11.2)

The above table indicates that as of December 31, 2005, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience an 11.2%, or $19.5 million decrease in net interest income. In the event of a 200 basis point decrease in interest rates, whereby rates ramp down 200 basis points evenly over a twelve-month period, the Company would experience a 6.1%, or $10.6 million increase in net interest income.

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

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2005.

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-200	$1,319,108	$71,052	5.7%	20.8%	3.4%
-100	1,288,593	40,537	3.3	20.5	2.1
Flat	1,248,056	—	—	20.1	—
+100	1,190,069	(57,987)	(4.7)	19.5	(3.3)
+200	1,127,213	(120,843)	(9.7)	18.7	(7.0)

The above table indicates that as of December 31, 2005, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company would experience a 9.7%, or $120.8 million reduction in the present value of equity. If rates were to decrease 200 basis points, the Company would experience a 5.7%, or $71.1 million increase in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

(2)	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2005 and 2004

(2)	Condensed Statement of Income for the years ended December 31, 2005, 2004 and 2003

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident Financial Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 8, 2006

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited management’s assessment, included on page 94, Item 9A., Controls Procedures — Management’s Report on Internal Control Over Financial Reporting, that Provident Financial Services, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Provident Financial Services, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 8, 2006

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2005 and 2004

(Dollars in Thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$107,353	$121,187
Federal funds sold	—	16,000
Short-term investments	9,915	26,507

Total cash and cash equivalents	117,268	163,694

Investment securities (market value of $407,972 and $450,071 at December 31, 2005 and December 31, 2004, respectively)	410,914	445,633
Securities available for sale, at fair value	1,082,957	1,406,340
Federal Home Loan Bank Stock	43,794	48,283

Loans	3,739,122	3,707,211
Less allowance for loan losses	31,980	33,766

Net loans	3,707,142	3,673,445

Foreclosed assets, net	670	140
Banking premises and equipment, net	60,949	64,605
Accrued interest receivable	23,155	23,865
Intangible assets	435,838	443,148
Bank-owned life insurance	111,075	105,932
Other assets	58,612	58,237

Total assets	$6,052,374	$6,433,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,109,507	$1,116,812
Savings deposits	1,363,997	1,538,466
Certificates of deposit of $100,000 or more	304,229	253,024
Other time deposits	1,143,725	1,142,171

Total deposits	3,921,458	4,050,473
Mortgage escrow deposits	18,121	15,389
Borrowed funds	970,108	1,166,064
Subordinated debentures	26,444	27,113
Other liabilities	39,948	37,507

Total liabilities	4,976,079	5,296,546

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 68,661,800 shares outstanding at December 31, 2005 and 74,078,784 shares outstanding at December 31, 2004, respectively	799	799
Additional paid-in capital	964,555	960,792
Retained earnings	395,589	358,678
Accumulated other comprehensive (loss) income	(8,906)	3,767
Treasury stock	(167,113)	(70,810)
Unallocated common stock held by the Employee Stock Ownership Plan	(73,316)	(76,101)
Common stock acquired by the Stock Award Plan	(35,313)	(40,349)
Common stock acquired by the Directors’ Deferred Fee Plan	(13,224)	(13,379)
Deferred compensation — Directors’ Deferred Fee Plan	13,224	13,379

Total stockholders’ equity	1,076,295	1,136,776

Total liabilities and stockholders’ equity	$6,052,374	$6,433,322

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2005, 2004 and 2003

(Dollars in Thousands, except share data)

	Years ended December 31,
	2005	2004	2003
Interest income:
Real estate secured loans	$154,332	$121,291	$84,307
Commercial loans	21,923	18,309	20,711
Consumer loans	30,523	23,084	18,432
Investment securities	17,185	19,183	17,708
Securities available for sale	50,698	46,675	41,639
Other short-term investments	513	480	463
Federal funds	1,288	521	1,246

Total interest income	276,462	229,543	184,506

Interest expense:
Deposits	59,774	39,506	39,171
Borrowed funds	33,759	27,107	15,462
Subordinated debentures	1,474	572	—

Total interest expense	95,007	67,185	54,633

Net interest income	181,455	162,358	129,873
Provision for loan losses	600	3,600	1,160

Net interest income after provision for loan losses	180,855	158,758	128,713

Non-interest income:
Fees	22,968	20,859	16,325
Bank-owned life insurance	5,143	4,477	3,847
Net gain on securities transactions	308	1,310	1,116
Other income	802	2,505	2,546

Total non-interest income	29,221	29,151	23,834

Non-interest expense:
Compensation and employee benefits	64,800	61,098	54,683
Net occupancy expense	19,456	17,008	14,157
Data processing expense	8,764	8,234	6,618
Advertising and promotion expense	4,277	5,969	3,770
Amortization of intangibles	7,160	5,266	3,699
Other operating expenses	19,721	21,759	19,852
Contribution to The Provident Bank Foundation	—	—	24,000

Total non-interest expenses	124,178	119,334	126,779

Income before income tax expense	$85,898	$68,575	$25,768
Income tax expense	27,399	19,274	7,024

Net income	$58,499	$49,301	$18,744

Basic earnings per share	$0.89	$0.80	$0.31
Average basic shares outstanding (from date of conversion)	66,083,173	61,576,544	57,835,726
Diluted earnings per share	$0.88	$0.80	$0.31
Average diluted shares outstanding (from date of conversion)	66,836,536	61,932,173	57,965,640

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended

December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2002	$—	$—	$314,111	$11,898	$—	$—	$—	$—	$—	$326,009
Comprehensive income:
Net income	—	—	18,744	—	—	—	—	—	—	18,744
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($3,330))	—	—	—	(4,822)	—	—	—	—	—	(4,822)
Reclassification adjustment for gains included in net income (net of tax of $456)	—	—	—	(660)	—	—	—	—	—	(660)

Total comprehensive income										$13,262

Sale of common stock	615	604,752	—	—	—	—	—	—	—	605,367
Cash dividends paid	—	—	(8,605)	—	—	—	—	—	—	(8,605)
Purchase of ESOP shares	—	—	—	—	—	(81,489)	—	—	—	(81,489)
Allocation of ESOP shares	—	63	—	—	—	2,673	—	—	—	2,736
Purchase of SAP shares	—	—	—	—	—	—	(43,768)	—	—	(43,768)
Allocation of SAP shares	—	37	—	—	—	—	1,881	—	—	1,918
Allocation of stock options	—	1,689	—	—	—	—	—	—	—	1,689

Balance at December 31, 2003	$615	$606,541	$324,250	$6,416	$—	$(78,816)	$(41,887)	$—	$—	$817,119
Comprehensive income:
Net income	—	—	49,301	—	—	—	—	—	—	49,301
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($1,198))	—	—	—	(1,874)	—	—	—	—	—	(1,874)
Reclassification adjustment for gains included in net income (net of tax of $535)	—	—	—	(775)	—	—	—	—	—	(775)

Total comprehensive income										$46,652

Cash dividends paid	—	—	(14,873)	—	—	—	—	—	—	(14,873)
Common stock issued in connection with the First Sentinel acquisition, net	184	350,357	—	—	—	—	—	—	—	350,541
DDFP acquired from First Sentinel	—	—	—	—	—	—	—	(13,379)	13,379	—
Purchases of treasury stock	—	—	—	—	(70,909)	—	—	—	—	(70,909)
Option exercises	—	—	—	—	99	—	—	—	—	99
Allocation of ESOP shares	—	311	—	—	—	2,715	—	—	—	3,026
Purchase of SAP shares	—	—	—	—	—	—	(3,565)	—	—	(3,565)
Allocation of SAP shares	—	94	—	—	—	—	5,103	—	—	5,197
Allocation of stock options	—	3,489	—	—	—	—	—	—	—	3,489

Balance at December 31, 2004	$799	$960,792	$358,678	$3,767	$(70,810)	$(76,101)	$(40,349)	$(13,379)	$13,379	$1,136,776
Comprehensive income:
Net income	—	—	58,499	—	—	—	—	—	—	58,499
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($8,472))	—	—	—	(12,491)	—	—	—	—	—	(12,491)
Reclassification adjustment for gains included in net income (net of tax of $126)	—	—	—	(182)	—	—	—	—	—	(182)

Total comprehensive income										$45,826

Cash dividends paid	—	—	(21,588)	—	—	—	—	—	—	(21,588)
Distributions from DDFP	—	—	—	—	—	—	—	155	(155)	—
Purchases of treasury stock	—	—	—	—	(96,303)	—	—	—	—	(96,303)
Tax benefit on stock compensation	—	100	—	—	—	—	—	—	—	100
Allocation of ESOP shares	—	104	—	—	—	2,785	—	—	—	2,889
Allocation of SAP shares	—	59	—	—	—	—	5,036	—	—	5,095
Allocation of stock options	—	3,500	—	—	—	—	—	—	—	3,500

Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$58,499	$49,301	$18,744
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution to The Provident Bank Foundation	—	—	24,000
Depreciation and amortization of intangibles	15,053	12,255	9,735
Provision for loan losses	600	3,600	1,160
Deferred tax expense (benefit)	4,378	(5,269)	(9,176)
Increase in cash surrender value of Bank-owned Life Insurance	(5,143)	(4,477)	(3,847)
Net amortization of premiums and discounts on securities	6,978	6,692	13,614
Accretion of net deferred loan fees	(2,316)	(1,551)	(859)
Amortization of premiums on purchased loans	4,838	3,885	924
Net increase in loans originated for sale	(21,592)	—	—
Proceeds from sales of loans originated for sale	21,440	—	—
Proceeds from sales of premises and equipment	1,201	—	—
Proceeds from sales of foreclosed assets	972	74	1,793
Allocation of ESOP shares	2,889	3,026	2,736
Allocation of SAP shares	5,095	5,197	1,918
Allocation of stock options	3,500	3,489	1,689
Net loss (gain) on sale of loans	152	(1,470)	(1,235)
Net gain on securities available for sale	(308)	(1,310)	(1,116)
Net gain on sale of premises and equipment	(88)	—	—
Net gain on sale of foreclosed assets	(35)	—	—
Decrease (increase) in accrued interest receivable	710	2,233	(1,000)
Decrease (increase) in other assets	5,530	23,137	(14,290)
Increase in other liabilities	2,441	2,910	7,192

Net cash provided by operating activities	104,794	101,722	51,982

Cash flows from investing activities:
Proceeds from sale of loans	14,575	88,165	92,579
Proceeds from maturities, calls and paydowns of investment securities	73,891	82,630	134,636
Purchases of investment securities	(40,946)	(11,498)	(438,196)
Proceeds from sales of securities available for sale	34,582	316,633	86,809
Proceeds from maturities and paydowns of securities available for sale	346,327	451,456	1,252,893
Purchases of securities available for sale	(83,693)	(289,783)	(1,262,421)
Cash consideration paid to acquire First Sentinel, net of cash and cash equivalents received	—	(148,395)	—
Purchase of Bank-owned Life Insurance	—	—	(20,000)
Net increase in loans	(50,475)	(355,860)	(279,236)
Purchases of premises and equipment, net	(5,350)	(8,650)	(8,770)

Net cash provided by (used in) investing activities	288,911	124,698	(441,706)

Cash flows from financing activities:
Net decrease in deposits	(129,015)	(4,691)	(547,358)
Increase (decrease) in mortgage escrow deposits	2,732	(7,890)	1,479
Proceeds from sale of stock, net	—	—	567,214
Purchase of ESOP shares, net	—	—	(81,489)
Purchase of SAP shares, net	—	(3,565)	(43,768)
Purchase of treasury stock	(96,303)	(70,909)	—
Cash dividends paid to stockholders	(21,588)	(14,873)	(8,605)
Stock options exercised	—	99	—
Proceeds from FHLB Advances	108,700	1,696,000	499,800
Payments on FHLB Advances	(343,719)	(1,837,404)	(75,249)
Net increase (decrease) in short-term borrowings	39,062	4,655	(11,303)

Net cash (used in) provided by financing activities	(440,131)	(238,578)	300,721

Net decrease in cash and cash equivalents	(46,426)	(12,158)	(89,003)
Cash and cash equivalents at beginning of period	163,694	175,852	264,855

Cash and cash equivalents at end of period	$117,268	$163,694	$175,852

Cash paid during the period for:
Interest on deposits and borrowings	$95,186	$64,794	$54,633

Income taxes	$17,504	$30,816	$15,779

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$1,467	$173	$1,834

Transfer of conversion proceeds held in escrow deposits to stockholders’ equity	$—	$—	$525,989

Common stock contributed to the Provident Bank Foundation	$—	$—	$19,200

Fair value of assets acquired	$—	$2,152,075	$—

Goodwill and core deposit intangible	$—	$423,217	$—

Liabilities assumed	$—	$1,972,888	$—

Common stock issued for First Sentinel acquisition	$—	$350,541	$—

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Securities

Securities include investment securities and securities available for sale. Securities that an entity has the positive intent and ability to hold to maturity are classified as “investment securities” and reported at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as “securities available for sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. Fair values are based on published or securities dealers’ market prices. Gains or losses on the sale of securities are based upon the specific identification method. All securities are adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock of the FHLB at cost based on a specified formula. The Bank carries this investment at cost, which approximates market value.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

Loan Origination and Commitment Fees and Related Costs

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the level-yield method over the estimated lives of the specifically identified loans adjusted for prepayments.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 8.8 years. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at fair value. The amortization of the core deposit premiums and mortgage servicing rights is recorded in other operating expenses.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Bank has a 401(k) plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 6% contributed by participants. The Bank’s matching contribution, if any, is determined by the Board of Directors in its sole discretion.

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

The Company’s stock option plan and Stock Awards Plan (“SAP”) are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan and SAP. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. The expense related to the SAP is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period. Unvested and unallocated SAP shares are recorded as a reduction of stockholders’ equity at cost.

In connection with the First Sentinel acquisition, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2005, there were 756,474 shares held by the DDFP.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the presentation adopted in 2005.

Impact of Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004), (“SFAS No. 123R”) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Company’s stock option plan and SAP are currently accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan and SAP. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. The expense related to the SAP is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period. The adoption of SFAS No. 123(R) on January 1, 2006 is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (the “FSP”). The FSP addresses the determination of: (a) when an investment is considered impaired; (b) whether the impairment is other than temporary; and (c) how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operation or financial statement disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retroactive application to prior

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005.

(2) Stockholders’ Equity and Acquisition

Stockholders’ Equity

On January 15, 2003, the Bank completed its plan of conversion, and the Bank became a wholly-owned subsidiary of the Company. The Company sold 59.6 million shares of common stock (par value $0.01 per share) at $10.00 per share. The Company received net proceeds in the amount of $567.2 million.

In connection with the Bank’s commitment to its community, the plan of conversion provided for the establishment of a charitable foundation as part of the conversion. Provident donated $4.8 million in cash and 1.92 million of authorized but unissued shares of common stock to the foundation, which amounted to $24.0 million in aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock during 2003.

Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering.

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2005, the liquidation account, which is an off-balance sheet memorandum account, amounted to $78,434,000.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(3) Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2005 and 2004 is $6,141,000 and $4,198,000, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Mortgage-backed securities	$188,506	66	(2,282)	186,290
State and municipal obligations	221,634	2,411	(3,137)	220,908
Equity securities	774	—	—	774

	$410,914	2,477	(5,419)	407,972

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Mortgage-backed securities	$229,001	1,330	(216)	230,115
State and municipal obligations	215,858	4,765	(1,441)	219,182
Equity securities	774	—	—	774

	$445,633	6,095	(1,657)	450,071

The Bank generally purchases securities for long-term investment purposes, and differences between carrying and market values may fluctuate during the investment period.

The amortized cost and market value of investment securities at December 31, 2005 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2005
	Amortized cost	Market value
Due in one year or less	$5,868	5,897
Due after one year through five years	34,512	34,942
Due after five years through ten years	112,190	112,045
Due after ten years	69,064	68,024
Mortgage-backed securities	188,506	186,290
Equity securities	774	774

	$410,914	407,972

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table represents the Company’s disclosure on investment securities that are accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands):

	December 31, 2005 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$133,065	(1,904)	30,594	(378)	163,659	(2,282)
State and municipal obligations	77,163	(1,331)	41,144	(1,806)	118,307	(3,137)

	$210,228	(3,235)	71,738	(2,184)	281,966	(5,419)

	December 31, 2004 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$50,244	(177)	9,213	(39)	59,457	(216)
State and municipal obligations	17,867	(118)	54,122	(1,323)	71,989	(1,441)

	$68,111	(295)	63,335	(1,362)	131,446	(1,657)

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The temporary loss position is the result of changes in interest rates relative to the coupon of the individual security. In the opinion of management, the Bank expects to recover carrying values by retaining investment securities until their maturity.

(5) Securities Available for Sale

Securities available for sale at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Treasury obligations	$80,958	—	(580)	80,378
FHLB obligations	9,923	—	(79)	9,844
Mortgage-backed securities	902,629	684	(16,125)	887,188
State and municipal obligations	10,630	25	(45)	10,610
Corporate obligations	61,292	141	(65)	61,368
Equity securities	32,627	2,099	(1,157)	33,569

	$1,098,059	2,949	(18,051)	1,082,957

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Treasury obligations	$95,887	154	(729)	95,312
FNMA obligations	1,971	37	—	2,008
Mortgage-backed securities	1,167,838	5,243	(3,994)	1,169,087
State and municipal obligations	10,876	91	(25)	10,942
Corporate obligations	90,735	1,861	(101)	92,495
Equity securities	32,864	3,761	(129)	36,496

	$1,400,171	11,147	(4,978)	1,406,340

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Securities available for sale having a carrying value of $497,403,000 and $564,414,000 at December 31, 2005 and 2004, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and market value of securities available for sale at December 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2005
	Amortized cost	Market value
Due in one year or less	$121,492	121,018
Due after one year through five years	35,505	35,361
Due after five years through ten years	5,806	5,821
Mortgage-backed securities	902,629	887,188
Equity securities	32,627	33,569

	$1,098,059	1,082,957

Proceeds from the sale of securities available for sale during 2005 were $34,582,000, resulting in gross gains and gross losses of $578,000 and $270,000, respectively. Proceeds from the sale of securities available for sale during 2004 were $316,633,000, resulting in gross gains and gross losses of $2,637,000 and $1,327,000, respectively. During 2003, proceeds from the sale of securities available for sale were $86,809,000, resulting in gross gains and gross losses of $1,294,000 and $178,000, respectively.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2005 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$5,987	(10)	74,391	(570)	80,378	(580)
FHLB obligations	9,844	(79)	—	—	9,844	(79)
Mortgage-backed securities	601,704	(9,621)	215,266	(6,504)	816,970	(16,125)
State and municipal obligations	3,034	(10)	2,332	(35)	5,366	(45)
Corporate obligations	—	—	12,994	(65)	12,994	(65)
Equity securities	9,622	(951)	771	(206)	10,393	(1,157)

	$630,191	(10,671)	305,754	(7,380)	935,945	(18,051)

	December 31, 2004 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$89,164	(730)	—	—	89,164	(730)
Mortgage-backed securities	362,769	(2,198)	85,776	(1,795)	448,545	(3,993)
State and municipal obligations	3,577	(25)	—	—	3,577	(25)
Corporate obligations	13,100	(101)	—	—	13,100	(101)
Equity securities	3,253	(129)	—	—	3,253	(129)

	$471,863	(3,183)	85,776	(1,795)	557,639	(4,978)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security. Equity securities consist primarily of common stocks of financial institutions that are subject to short-term cyclical market price fluctuations as a result of a number of factors including the current and projected interest rate environment. The Company has the ability to hold such securities until market prices recover.

(6) Loans

Loans receivable at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Mortgage loans:
Residential	$1,773,288	1,866,614
Commercial	636,739	685,330
Multi-family	77,619	86,292
Construction	289,453	188,902

Total mortgage loans	2,777,099	2,827,138

Commercial loans	393,827	353,626
Consumer loans	556,645	514,296

Total other loans	950,472	867,922

Premiums on purchased loans	13,190	14,421
Less: unearned discounts	1,110	1,309
Less: net deferred fees	529	961

	$3,739,122	3,707,211

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to the loans’ yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2005, 2004 and 2003, $4,838,000, $3,885,000 and $924,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $6,005,000 and $6,195,000 at December 31, 2005 and 2004, respectively.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $281,000, $274,000 and $589,000, for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there are no commitments to lend additional funds to borrowers whose loans are nonaccrual.

At December 31, 2005, impaired loans consisted of seven commercial loans totaling $843,000, all of which were included in nonaccrual loans. At December 31, 2004, impaired loans consisted of five commercial loans totaling $862,000, all of which were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $267,000 and $172,000 at December 31, 2005 and 2004, respectively. The average balances of impaired loans during the years ended December 31, 2005, 2004 and 2003

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

were $873,000, $1,174,000 and $0 respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2005, 2004 and 2003 was insignificant for the respective periods.

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of loans serviced for others was approximately $259,781,000 and $306,960,000, at December 31, 2005 and 2004, respectively.

The Bank, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $523,048,000 and $424,820,000, at December 31, 2005 and 2004, respectively, and undisbursed home equity and personal credit lines of $173,121,000 and $174,506,000, at December 31, 2005 and 2004, respectively), exist which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

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

(7) Allowance for Loan Losses

The activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Years ended December 31
	2005	2004	2003
Balance at beginning of period	$33,766	20,631	20,986
Allowance of acquired institution (First Sentinel)	—	12,925	—
Provision charged to operations	600	3,600	1,160
Recoveries of loans previously charged off	1,648	2,971	2,871
Loans charged off	(4,034)	(6,361)	(4,386)

Balance at end of period	$31,980	33,766	20,631

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(8) Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Land	$11,276	10,481
Banking premises	62,396	60,245
Furniture, fixtures and equipment	42,215	41,170
Leasehold improvements	16,215	16,064
Construction in progress	1,228	2,382

	133,330	130,342
Less accumulated depreciation and amortization	72,381	65,737

	$60,949	64,605

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $7,893,000, $6,989,000 and $6,036,000, respectively.

(9) Intangible Assets

Intangible assets at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Goodwill	$409,850	410,112
Core deposit premiums	24,735	31,574
Mortgage servicing rights	929	1,054
SERP	324	408

	$435,838	443,148

Amortization expense of intangible assets for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Core deposit premiums	$6,838	4,421	1,149
Mortgage servicing rights	322	845	2,550

	$7,160	5,266	3,699

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2006	$5,756,000
2007	4,997,000
2008	4,238,000
2009	3,479,000
2010	2,720,000

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(10) Deposits

Deposits at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	Weighted average interest rate	2004	Weighted average interest rate
Savings deposits	$1,363,997	1.13%	$1,538,466	0.95%
Money market accounts	117,080	1.30	155,514	1.03
NOW accounts	516,462	1.27	485,698	0.64
Non-interest bearing deposits	475,965	—	475,600	—
Certificate of deposits	1,447,954	3.30	1,395,195	2.39

	$3,921,458		$4,050,473

Scheduled maturities of certificates of deposit accounts at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Within one year	$1,076,067	959,962
One to three years	217,778	263,496
Three to five years	123,515	135,932
Five years and thereafter	30,594	35,805

	$1,447,954	1,395,195

Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003 is summarized as follows (in thousands):

	Years ended December 31
	2005	2004	2003
Savings deposits	$15,657	11,011	11,839
NOW and money market accounts	6,222	4,274	3,590
Certificates of deposits	37,895	24,221	23,742

	$59,774	39,506	39,171

(11) Borrowed Funds

Borrowed funds at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Securities sold under repurchase agreements	$391,126	465,386
FHLB line of credit	48,000	—
FHLB advances	530,982	700,678

	$970,108	1,166,064

FHLB advances are at fixed rates and mature between January 30, 2006 and November 13, 2018. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Scheduled maturities of FHLB advances at December 31, 2005 are as follows (in thousands):

2005
Due in one year or less	$156,991
Due after one year through two years	129,240
Due after two years through three years	185,572
Due after three years through four years	13,954
Due after four years through five years	—
Thereafter	45,225

$530,982

Scheduled maturities of securities sold under repurchase agreements at December 31, 2005 are as follows (in thousands):

2005
Due in one year or less	$104,857
Due after one year through two years	12,043
Due after two years through three years	73,162
Due after three years through four years	106,804
Due after four years through five years	78,407
Thereafter	15,853

$391,126

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2005 and 2004 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2005:
Securities sold under repurchase agreements	$466,244	444,454	2.95%
FHLB line of credit	48,000	1,693	3.63%
FHLB advances	679,726	633,000	3.25%
2004:
Securities sold under repurchase agreements	$493,409	254,185	2.48%
FHLB line of credit	70,000	9,899	1.05%
FHLB advances	768,858	680,297	3.04%

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. At December 31, 2005 and 2004, the Bank had unused lines of credit with the FHLB of $152,000,000 and $100,000,000, respectively.

(12) Subordinated Debentures

As part of the First Sentinel acquisition, the Company assumed subordinated debentures issued by First Sentinel in connection with the issuance, in November 2001, of $25,000,000 of Company-obligated mandatorily

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

(13) Benefit Plans

Pension and Post-retirement Benefits

The Bank has a noncontributory defined benefit pension plan covering all of its employees who have attained age 21 with at least one year of service. The pension plan was frozen on April 1, 2003. The pension plan provides for 100% vesting after five years of service. The pension plan’s assets are invested in group annuity contracts and investment funds currently managed by the Prudential Insurance Company and Allmerica Financial.

In addition to pension benefits, certain health care and life insurance benefits are currently made available to retired employees. The cost of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides for a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. This subsidy was applicable to the Company commencing in 2005. Measures of the benefit obligation and net periodic benefit cost for 2005 shown below reflect the Act’s 28% subsidy. Effective January 1, 2003, eligibility for retiree health care benefits was frozen to new entrants and benefits were eliminated for employees with less than ten years of service as of January 31, 2002.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table shows the change in benefit obligation, the change in plan assets and the funded status for the pension plan and post-retirement health care and life insurance plans and the accumulated benefit obligation at the measurement dates, December 31, 2005, 2004 and 2003 (in thousands):

	Pension			Post-retirement
	2005	2004	2003	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$21,513	22,033	31,148	31,060	22,272	19,962
Acquisition of First Sentinel	—	—	—	—	3,165	—
Plan amendment	—	—	(11,915)	—	—	(4,136)
Service cost	—	—	415	813	659	479
Interest cost	1,241	1,336	1,579	1,502	1,582	1,227
Actuarial (gain) loss	(32)	(432)	3,824	(4,566)	1,721	2,589
Benefits paid	(3,192)	(2,925)	(3,018)	(420)	(506)	(327)
Change in actuarial assumptions	—	1,501	—	—	2,167	2,478

Benefit obligation at end of year	$19,530	21,513	22,033	28,389	31,060	22,272

Change in plan assets:
Fair value of plan assets at beginning of year	$22,938	22,734	20,510	—	—	—
Actual return on plan assets	1,095	3,129	4,842	—	—	—
Employer contributions	—	—	400	420	506	327
Benefits paid	(3,192)	(2,925)	(3,018)	(420)	(506)	(327)

Fair value of plan assets at end of year	$20,841	22,938	22,734	—	—	—

Funded status	$1,311	1,425	701	(28,389)	(31,060)	(22,272)
Unrecognized transition asset	—	—	—	3,452	3,836	4,219
Unrecognized prior service cost	—	—	—	—	—	—
Unrecognized net actuarial loss (gain)	638	(57)	202	1,690	6,342	2,570

Prepaid (accrued) benefit cost	$1,949	1,368	903	(23,247)	(20,882)	(15,483)

Accumulated Benefit Obligation	$19,530	21,513	22,033	—	—	—

Net periodic benefit cost for the years ending December 31, 2005, 2004 and 2003, included the following components (in thousands):

	Pension			Post-retirement
	2005	2004	2003	2005	2004	2003
Service cost	$—	—	415	$813	659	479
Interest cost	1,241	1,336	1,579	1,502	1,582	1,227
Expected return on plan assets	(1,095)	(3,129)	(4,734)	—	—	—
Amortization of:
Net gain (loss)	(727)	1,328	3,480	87	159	—
Unrecognized prior service cost	—	—	533	—	—	—
Unrecognized remaining assets	—	—	—	384	384	384

Net periodic benefit (increase) cost	(581)	(465)	1,273	2,786	2,784	2,090

Curtailment gain	—	—	—	—	—	(339)

Post-retirement benefit (increase) cost	$(581)	(465)	1,273	$2,786	2,784	1,751

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The weighted average actuarial assumptions used in the plan determinations at December 31, 2005, 2004 and 2003 were as follows:

	Pension			Post-retirement
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of compensation increase	—	—	5.50	5.50	5.50	5.50
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	7.00	9.00	9.00

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$400	(340)
Effect on postretirement benefits obligation	4,070	(3,540)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows (in thousands):

	Pension	Post-retirement
2006	$581,000	$759,000
2007	680,000	792,000
2008	734,000	818,000
2009	783,000	856,000
2010	884,000	907,000

The weighted-average asset allocation of pension plan assets at December 31 were:

Asset Category	2005	2004
Domestic equities	68%	69%
Foreign equities	12%	12%
US bonds	12%	8%
International bonds	1%	5%
Real estate	5%	5%
Cash	2%	1%

Total	100%	100%

The Company’s expected return on pension plan assets assumption is based on historical investment return experience and evaluation of input from the trustee managing the pension plan’s assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company’s goal of earning the highest rate of return while maintaining risk at acceptable levels.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	60%	50-70%
Foreign equities	10%	5-17%
US bonds	25%	10-30%
International bonds	0%	0-5%
Real estate	5%	0-10%
Cash	0%	0-35%

Total	100%

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a hired investment manager that are bound by the allowable investment target ranges.

The pension plan was frozen as of April 1, 2003. Based on the measurement date of December 31, 2005, management believes that no contributions will be made to the pension plan in 2006.

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2005 and 2004, the Bank matched 25% and 50%, respectively, of the first 6% contributed by the participants. For the first quarter of 2003, the Bank matched 100% of the total amount contributed by the participants, and for the remainder of the year the Bank matched 75% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2005, 2004 and 2003 were $395,000, $702,000 and $1,033,000, respectively.

Supplemental Executive Retirement Plan

The Bank also maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $153,000, $134,000 and $100,000 for the years 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, $1,850,000 and $1,785,000, respectively, was recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2005, was $75.8 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

For the ESOP year ending December 31, 2005, 162,984 shares are committed to be released and will be allocated to participants, compared to 159,073 shares released in the ESOP year ending December 31, 2004. Unallocated ESOP shares held in suspense totaled 4,291,070 at December 31, 2005, and had a fair market value of $79.4 million. ESOP compensation expense for the years ended December 31, 2005, 2004 and 2003 was $2,781,000, $3,026,000 and $2,736,000, respectively.

The Supplemental Executive Savings Plan

This is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans. The supplemental payments for the 401(k) Plan portion of the Supplemental Executive Savings Plan consist of payments representing employee and employer contributions that cannot be allocated to participants under the 401(k) Plan due to the limitations imposed on tax-qualified plans. The supplemental payments for the ESOP portion of the Supplemental Executive Savings Plan consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Supplemental Executive Savings Plan was frozen effective December 31, 2003. Accrued benefits under the frozen plan will continue to be governed by the tax laws in effect prior to the enactment of Internal Revenue Code (“IRC”) Section 409A created by the American Jobs Creation Act (“AJCA”).

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

Stock Award Plan

The purpose of the SAP is to promote the growth and profitability of the Company by providing directors and key employees with an equity interest in the Company as an incentive to achieve corporate goals. The SAP was approved by the Company’s stockholders on July 17, 2003. Under the SAP, 2,384,732 shares of the Company’s common stock were made available for awards. The Company purchased 2,384,732 shares to fund the SAP on the open market at an average price of $19.85 per share.

As a general rule, restricted stock grants granted under the SAP are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments, commencing one year from the date of the award. As of December 31, 2005, common stock available for awards under the SAP totaled 1,125,187 shares. Expense attributable to the SAP amounted to $5,095,000, $5,197,000 and $1,918,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

A summary status of the granted but unvested shares under the SAP as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2005	2004	2003
Outstanding at beginning of year	1,059,095	1,260,000	—
Granted	—	91,095	1,260,000
Forfeited	(51,550)	(40,000)	—
Vested	(260,165)	(252,000)	—

Outstanding at the end of year	747,380	1,059,095	1,260,000

Stock Option Plan

Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair market value of a share of the Company’s common stock at the date of grant. Options vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Under the Company’s stock option plan, 5,961,830 shares of the Company’s common stock were reserved for issuance. Directors and employees have been granted 4,469,615 stock options as of December 31, 2005.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during the year is presented below:

	2005		2004		2003
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,766,615	$18.56	4,943,800	$18.57	—	$—
Granted	47,000	18.03	100,000	18.15	4,953,800	18.57
Exercised	—	—	(5,385)	18.57	—	—
Forfeited	(257,860)	18.57	(271,800)	18.57	(10,000)	18.57
Expired	(91,525)	18.57	—	—	—	—

Outstanding at the end of year	4,464,230	$18.55	4,766,615	$18.56	4,943,800	$18.57

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 18.57-19.22	4,464,230	7.5 years	$18.55	1,820,456	$18.57

The Company applies SFAS No. 123 and related Interpretations in accounting for stock options. Compensation expense for the Company’s stock option plan was based on the fair value at the grant date consistent with SFAS No. 123. Compensation expense related to the Company’s stock option plan totaled $3,500,000, $3,489,000 and $1,689,000 for 2005, 2004 and 2003, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2005	2004	2003
Expected dividend yield	1.77%	1.22%	1.00%
Expected volatility	22.42%	19.59%	15.00%
Risk-free interest rate	4.10%	3.68%	2.40%
Expected option life	8 years	8 years	8 years

(14) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Years ended December 31
	2005	2004	2003
Current:
Federal	$21,618	23,030	14,048
State	1,403	1,513	2,152

Total current	23,021	24,543	16,200

Deferred:
Federal	4,917	(5,562)	(8,286)
State	(539)	293	(890)

Total deferred	4,378	(5,269)	(9,176)

	$27,399	19,274	7,024

The Bank recorded, in accumulated other comprehensive income, a deferred benefit of ($8,598,000), ($1,733,000) and ($4,082,000) during the years 2005, 2004 and 2003, respectively, to reflect the tax effect of the unrealized loss on securities available for sale.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31
	2005	2004	2003
Tax expense at statutory rate of 35%	$30,064	24,001	9,016
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	562	1,174	820
Tax-exempt income	(3,167)	(3,068)	(1,968)
Change in valuation reserve	—	(1,848)	—
Bank-owned life insurance	(1,800)	(1,567)	(1,346)
Other, net	1,740	582	502

	$27,399	19,274	7,024

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Allowance for loan losses	$12,752	13,480
Post-retirement benefit	9,480	8,922
Deferred compensation	5,240	5,261
Intangibles	3,071	4,118
Depreciation	—	495
SERP	833	729
Deferred gain	67	133
Contribution carry-forward	3,771	6,799
Accrued bonuses	—	518
ESOP	1,042	622
Stock compensation	3,560	2,519
Unrealized loss on securities	6,196	—
State AMA	203	—
Other	398	295

Total gross deferred tax assets Valuation Reserve	46,613 108	43,891 946

Deferred tax liabilities:
Unrealized gain on securities	$—	2,402
Depreciation	796	—
Pension expense	928	335
Deferred loan costs	625	1,734
Investment securities, principally due to accretion of discounts	181	163
Purchase accounting adjustments	5,090	3,567
Originated mortgage servicing rights	302	306
Other	1	76

Total gross deferred tax liabilities	7,923	8,583

Net deferred tax asset	$38,582	34,362

Equity at December 31, 2005 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2005 the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

In 2005, the valuation reserve pertaining to the charitable contributions carry-forward declined $838,000 as a result of utilization of the related deferred tax asset. In 2004, the Company reduced the valuation reserve pertaining to the charitable contributions carry-forward $1,855,000 as a result of projected improvement in the Company’s ability to generate sufficient future taxable income to realize the deferred tax asset. This improvement in the Company’s future earnings outlook was largely due to the First Sentinel acquisition. The Company maintained a $108,000 valuation reserve against certain state deferred tax assets at December 31, 2005,

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

which are not expected to be realized based upon projected future taxable income. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

(15) Lease Commitments

The approximate future minimum rental commitments for all significant non-cancellable operating leases at December 31, 2005 are summarized as follows (in thousands):

Year ending December 31:
2006	$2,935
2007	2,546
2008	1,892
2009	1,519
2010	1,193
Thereafter	3,239

$13,324

Rental expense was $4,296,000, $3,107,000 and $2,411,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

A substantial portion of the Bank’s loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in local real estate market conditions.

The Company has entered into employment agreements with three executives. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. In the event the executive’s employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control, the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of (x) the average bonus paid over the last three years or (y) the cash bonus paid in the last year, as well as continuation of life, medical, dental and disability insurance coverage for three years. The agreements generally provide that following a change in control (as defined in the agreement), the executive will receive the severance payments and other benefits described above if he resigns during the one-year period following the change in control or if the executive is terminated during the remaining term of the employment agreement following the change in control. The executives would receive an aggregate of $5,312,000 in cash

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

payments, as well as continuation of life, medical, dental and disability coverage, pursuant to the employment agreements upon a change of control of the Company based upon current levels of compensation.

(17) Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2005 and 2004, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

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

As of December 31, 2005 and 2004, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The Bank’s actual capital amounts and ratios are also presented in the following table (in thousands).

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Leverage (Tier 1)	$514,869	9.18%	$224,253	4.00%	$280,316	5.00%
Risk-based capital:
Tier 1	514,869	13.53	152,254	4.00	228,382	6.00
Total	546,927	14.37	304,509	8.00	380,636	10.00

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Leverage (Tier 1)	$498,977	8.33%	$239,561	4.00%	$299,451	5.00%
Risk-based capital:
Tier 1	498,977	13.31	149,963	4.00	224,945	6.00
Total	532,865	14.21	299,926	8.00	374,908	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are presented in the following table (in thousands):

	2005		2004
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$117,268	117,268	163,694	163,694
Securities available for sale	1,082,957	1,082,957	1,406,340	1,406,340
Investment securities	410,914	407,972	445,633	450,071
FHLB stock	43,794	43,794	48,283	48,283
Loans	3,707,142	3,620,789	3,673,445	3,653,009
Financial liabilities:
Deposits	3,921,458	3,920,018	4,050,473	4,049,798
Borrowed funds	970,108	948,123	1,116,064	1,148,630
Subordinated debentures	26,444	26,195	27,113	26,405

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(19) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2005 and 2004. Fourth quarter 2004 earnings were favorably impacted by a $1.9 million, or $0.03 per share, reduction of a valuation allowance pertaining to charitable contribution carry-forwards created in connection with the formation of The Provident Bank Foundation.

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$68,957	$68,826	$69,271	$69,408
Interest expense	21,792	22,855	24,460	25,900

Net interest income	47,165	45,971	44,811	43,508
Provision for loan losses	—	400	100	100

Net interest income after provision for loan losses	47,165	45,571	44,711	43,408
Non-interest income	6,170	7,552	7,820	7,679
Non-interest expense	31,377	33,228	30,030	29,543

Income before income tax expense	21,958	19,895	22,501	21,544
Income tax expense	6,936	6,126	7,564	6,773

Net income	$15,022	$13,769	$14,937	$14,771

Basic earnings per share	0.22	0.21	0.23	0.23
Diluted earnings per share	0.22	0.20	0.23	0.23

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$46,987	$45,317	$66,908	$70,331
Interest expense	12,585	12,821	19,978	21,801

Net interest income	34,402	32,496	46,930	48,530
Provision for loan losses	600	1,050	1,050	900

Net interest income after provision for loan losses	33,802	31,446	45,880	47,630
Non-interest income	7,656	6,716	8,200	6,579
Non-interest expense	26,666	26,077	34,340	32,251

Income before income tax expense	14,792	12,085	19,740	21,958
Income tax expense	4,498	3,504	6,397	4,875

Net income	$10,294	$8,581	$13,343	$17,083

Basic Earnings per share	0.19	0.16	0.19	0.25
Diluted Earnings per share	0.19	0.16	0.19	0.24

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(20) Earnings Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share computations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2005	2004	2003
Net income	$58,499	$49,301	$17,755

Basic weighted average common shares outstanding	66,083,173	61,576,544	57,835,726
Plus:
Dilutive DDFP shares	751,869	343,498	—
Dilutive stock options	1,495	12,131	129,914

Diluted weighted average common shares outstanding	66,836,536	61,932,173	57,965,640

Earnings per share:
Basic	$0.89	$0.80	$0.31
Diluted	$0.88	$0.80	$0.31

Basic and diluted earnings per share for the year ended December 31, 2003 includes the result of operations from January 15, 2003, the date the Company completed its Plan of Conversion. Anti-dilutive stock options and awards totaling 5,109,175 shares at December 31, 2005, were excluded from the earnings per share calculations.

(21) Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$7,383	$40,755
Short-term investments	8,000	25,300

Total cash and cash equivalents	15,383	66,055

Securities available for sale, at fair value	33,232	35,843
Investment in Subsidiaries	939,584	942,272
Due from Subsidiary – SAP	37,168	42,331
ESOP Loan	75,840	77,498
Accrued interest receivable	28	29
Other assets	1,789	753

Total Assets	$1,103,024	$1,164,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	26,444	27,113
Other liabilities	285	892
Total stockholders’ equity	1,076,295	1,136,776

Total Liabilities and Stockholders’ Equity	$1,103,024	$1,164,781

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Income

(Dollars in Thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	January 15 to December 31, 2003
Income:
Dividends from Subsidiary	$59,960	$239,189	$—
Interest income	3,100	3,633	2,484
Investment income	2,178	3,022	2,917
Other income	—	12	—

Total income	65,238	245,856	5,401

Interest expense	2,144	907	—
Non-interest expense	857	1,536	28,410

Total expense	3,001	2,443	28,410

Income (loss) before income tax expense	62,237	243,413	(23,009)
Income tax expense	95	164	89

Income (loss) before (Dividends in excess of earnings) Equity in undistributed net income of subsidiary	62,142	243,249	(23,098)
(Dividends in excess of earnings) Equity in undistributed net income of subsidiary	(3,643)	(193,948)	41,842

Net income	$58,499	$49,301	$18,744

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	January 15 to December 31, 2003
Cash flows from operating activities:
Net income	$58,499	$49,301	$18,744
Adjustments to reconcile net income to
Dividends in excess of earnings (Equity in undistributed net income of subsidiary)	3,643	193,948	(41,842)
Cash contributed to The Provident Bank Foundation	—	—	24,000
ESOP allocation	2,889	3,026	2,736
SAP allocation	5,095	5,197	1,918
Stock option allocation	3,500	3,489	1,689
Gain on sales of securities available for sale	(192)	(743)	—
Decrease in Due from Subsidiary - SAP	5,163	5,002	—
Increase in other assets	(11,970)	(519)	(6,606)
(Decrease) increase in other liabilities	(1,276)	(6,369)	1,886

Net cash provided by operating activities	65,351	252,332	2,525

Cash flows from investing activities:
Purchases of available for sale securities	(1,711)	(109,226)	(376,616)
Proceeds from sales of available for sale securities	1,921	71,584	29,257
Proceeds from maturities and paydowns of securities available for sale	—	103,891	243,903
Net decrease (increase) in ESOP loan	1,658	1,492	(78,990)
Cash consideration paid to acquire First Sentinel net of cash and cash equivalents received	—	(239,092)	—
Investment in subsidiary	—	—	(304,366)

Net cash provided by (used in) investing activities	1,868	(171,351)	(486,812)

Cash flows from financing activities:
Proceeds from sale of stock, net	—	—	567,214
Purchases of treasury stock	(96,303)	(70,909)	—
Purchases of SAP shares	—	(3,565)	—
Stock option exercises	—	99	—
Cash dividends paid	(21,588)	(14,873)	(8,605)

Net cash (used in) provided by financing activities	(117,891)	(89,248)	558,609

Net (decrease) increase in cash and cash equivalents	(50,672)	(8,267)	74,322

Cash and cash equivalents at beginning of period	66,055	74,322	—

Cash and cash equivalents at end of period	$15,383	$66,055	$74,322

See accompanying notes to consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Paul M. Pantozzi, the Company’s Chairman and Chief Executive Officer, and Linda A. Niro, the Company’s Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2005. This report appears on page 59.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Directors and Executive Officers”, “Corporate Governance—Audit Committee”, and “Corporate Governance—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “Proposal I Election of Provident Directors” under the caption “Ownership Reports by Officers and Directors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated herein by reference.

Provident has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of Provident and The Provident Bank, including the principal executive officer, principal financial officer, principal accounting officer, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on t he “Governance Documents” section of the “Investor Relations” page on The Provident Bank’s website at www.providentnj.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on The Provident Bank website.

Item 11.	Executive Compensation

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Compensation of Directors and Executive Officers”, excluding the information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph”, in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated here by reference.

The information regarding Provident’s compensation plans under which equity securities of Provident are authorized for issuance as of December 31, 2005 is included under “Proposal I Election of Provident Directors under the caption “Compensation of Directors and Executive Officers—Equity Compensation Plans” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal II Ratification of the Appointment of Independent Auditors” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2006 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

•	Consolidated Statements of Financial Condition, December 31, 2005 and 2004

•	Consolidated Statements of Income, Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc. *

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. **

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan * and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

21	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).

(b)	The exhibits listed under (a)(3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 16, 2006	By:	/s/ PAUL M. PANTOZZI
Paul M. Pantozzi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL M. PANTOZZI Paul M. Pantozzi, Chairman and Chief Executive Officer (Principal Executive Officer)	By:	/s/ LINDA A. NIRO Linda A. Niro, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ THOMAS M. LYONS Thomas M. Lyons First Vice President and Chief Accounting Officer of The Provident Bank (Principal Accounting Officer)	By:	/s/ THOMAS W. BERRY Thomas W. Berry, Director

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ GEOFFREY M. CONNOR Geoffrey M. Connor, Director	By:	/s/ JOHN G. COLLINS John G. Collins, Director

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ J. MARTIN COMEY J. Martin Comey, Director	By:	/s/ FRANK L. FEKETE Frank L. Fekete, Director

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ CARLOS HERNANDEZ Carlos Hernandez, Director	By:	/s/ WILLIAM T. JACKSON William T. Jackson, Director

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ DAVID LEFF David Leff, Director	By:	/s/ CHRISTOPHER MARTIN Christopher Martin, Director

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ ARTHUR MCCONNELL Arthur McConnell, Director	By:	/s/ JOHN P. MULKERIN John P. Mulkerin, Director

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ EDWARD O’DONNELL Edward O’Donnell, Director	By:	/s/ THOMAS E. SHEENAN Thomas E. Sheenan, Director

Date: March 16, 2006		Date: March 16, 2006

By:	/s/ JEFFRIES SHEIN Jeffries Shein, Director

Date: March 16, 2006

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc. *

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. **

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan * and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).

SEC AND NYSE CERTIFICATIONS

The certifications by the Chief Executive Officer and Chief Financial Officer of Provident Financial Services, Inc. (the “Company”) required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to the Company’s 2005 Annual Report on Form 10-K. In addition, the Chief Executive Officer of the Company made an unqualified certification to the New York Stock Exchange (“NYSE”) regarding the Company’s compliance with the NYSE corporate governance listing standards in 2005.