Form 10-Q
period 2006-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2006-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 1, 2006 there were 79,879,017 shares issued and 68,525,474 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 746,854 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2006 (Unaudited) and December 31, 2005

(Dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$105,456	$107,353
Federal funds sold	5,000	—
Short-term investments	2,152	9,915

Total cash and cash equivalents	112,608	117,268

Investment securities (market value of $404,214 (unaudited) and $407,972 at March 31, 2006 and December 31, 2005, respectively)	411,074	410,914
Securities available for sale, at fair value	1,003,381	1,082,957
Federal Home Loan Bank (“FHLB”) stock	36,232	43,794

Loans	3,731,348	3,739,122
Less allowance for loan losses	31,904	31,980

Net loans	3,699,444	3,707,142

Foreclosed assets, net	305	670
Banking premises and equipment, net	59,859	60,949
Accrued interest receivable	21,008	23,155
Intangible assets	434,300	435,838
Bank-owned life insurance (“BOLI”)	112,334	111,075
Other assets	57,709	58,612

Total assets	$5,948,254	$6,052,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,093,606	$1,109,507
Savings deposits	1,329,543	1,363,997
Certificates of deposit of $100,000 or more	329,245	304,229
Other time deposits	1,172,341	1,143,725

Total deposits	3,924,735	3,921,458

Mortgage escrow deposits	19,363	18,121
Borrowed funds	875,284	970,108
Subordinated debentures	26,276	26,444
Other liabilities	35,669	39,948

Total liabilities	4,881,327	4,976,079

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 67,777,300 shares outstanding at March 31, 2006 and 79,879,017 shares issued and 68,661,800 outstanding at December 31, 2005, respectively.	799	799
Additional paid-in capital	965,504	964,555
Retained earnings	403,159	395,589
Accumulated other comprehensive loss	(12,325)	(8,906)
Treasury stock, at cost	(217,575)	(167,113)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(72,635)	(73,316)
Common stock acquired by the Stock Award Plan (“SAP”)	—	(35,313)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(13,079)	(13,244)
Deferred compensation – DDFP	13,079	13,244

Total stockholders’ equity	1,066,927	1,076,295

Total liabilities and stockholders’ equity	$5,948,254	$6,052,374

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three Months ended March 31, 2006 and 2005 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Interest income:
Real estate secured loans	$39,293	$38,278
Commercial loans	6,398	4,953
Consumer loans	8,166	7,250
Investment securities	4,298	4,432
Securities available for sale	11,329	13,780
Other short-term investments	69	146
Federal funds	41	118

Total interest income	69,594	68,957

Interest expense:
Deposits	17,661	12,905
Borrowed funds	8,143	8,542
Subordinated debentures	407	345

Total interest expense	26,211	21,792

Net interest income	43,383	47,165
Provision for loan losses	555	—

Net interest income after provision for loan losses	42,828	47,165

Non-interest income:
Fees	5,807	4,692
BOLI	1,259	1,296
Net gain (loss) on securities transactions	5	(131)
Other income	262	313

Total non-interest income	7,333	6,170

Non-interest expense:
Compensation and employee benefits	16,357	17,044
Net occupancy expense	4,815	4,900
Data processing expense	1,884	2,120
Amortization of intangibles	1,568	2,128
Advertising and promotion expense	1,041	730
Other operating expenses	4,539	4,455

Total non-interest expense	30,204	31,377

Income before income tax expense	19,957	21,958

Income tax expense	6,155	6,936

Net income	$13,802	$15,022

Basic earnings per share	$0.22	$0.22
Average basic shares outstanding	63,440,313	68,172,885

Diluted earnings per share	$0.22	$0.22
Average diluted shares outstanding	64,180,995	68,934,081

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2004	$799	$960,792	$358,678	$3,767	$(70,810)	$(76,101)	$(40,349)	$(13,379)	$13,379	$1,136,776
Comprehensive income:
Net income	—	—	15,022	—	—	—	—	—	—	15,022
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($6,530))	—	—	—	(9,455)	—	—	—	—	—	(9,455)
Reclassification adjustment for losses included in net income (net of tax of ($54))	—	—	—	77	—	—	—	—	—	77

Total comprehensive income										$5,644

Cash dividends paid	—	—	(5,157)	—	—	—	—	—	—	(5,157)
Distributions from DDFP	—	—	—	—	—	—	—	155	(155)	—
Purchase of treasury stock	—	—	—	—	(27,097)	—	—	—	—	(27,097)
Allocation of ESOP shares	—	31	—	—	—	680	—	—	—	711
Allocation of SAP shares	—	15	—	—	—	—	1,291	—	—	1,306
Allocation of stock options	—	892	—	—	—	—	—	—	—	892

Balance at March 31, 2005	$799	$961,730	$368,543	$(5,611)	$(97,907)	$(75,421)	$(39,058)	$(13,224)	$13,224	$1,113,075

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2006 and 2005 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295
Comprehensive income:
Net income	—	—	13,802	—	—	—	—	—	—	13,802
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($2,400))	—	—	—	(3,416)	—	—	—	—	—	(3,416)
Reclassification adjustment for gains included in net income (net of tax of $2)	—	—	—	(3)	—	—	—	—	—	(3)

Total comprehensive income										$10,383

Cash dividends declared	—	—	(6,232)	—	—	—	—	—	—	(6,232)
Distributions from DDFP	—	38	—	—	—	—	—	145	(145)	38
Purchases of treasury stock	—	—	—	—	(16,355)	—	—	—	—	(16,355)
Allocation of ESOP shares	—	56	—	—	—	681	—	—	—	737
Allocation of SAP shares	—	14	—	—	1,206	—	—	—	—	1,220
Adoption of SFAS No. 123R	—	—	—	—	(35,313)	—	35,313	—	—	—
Allocation of stock options	—	841	—	—	—	—	—	—	—	841

Balance at March 31, 2006	$799	$965,504	$403,159	$(12,325)	$(217,575)	$(72,635)	$—	$(13,079)	$13,079	$1,066,927

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months ended March 31, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$13,802	$15,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,504	4,103
Provision for loan losses	555	—
(Increase) decrease in deferred income taxes	(901)	121
Increase in cash surrender value of BOLI	(1,259)	(1,296)
Net amortization of premiums and discounts on securities	937	1,768
Accretion of net deferred loan fees	(499)	(429)
Amortization of premiums on purchased loans, net	1,014	1,160
Net increase in loans originated for sale	(2,985)	(4,238)
Proceeds from sales of loans originated for sale	3,006	4,308
Proceeds from sales of foreclosed assets, net	459	—
Allocation of ESOP shares	737	711
Allocation of SAP shares	1,220	1,306
Allocation of stock options	841	892
Net gain on sale of loans	(21)	(70)
Net (gain) loss on securities available for sale	(5)	131
Decrease in accrued interest receivable	2,147	942
Decrease in other assets	10,974	5,481
(Decrease) increase in other liabilities	(4,279)	193

Net cash provided by operating activities	29,247	30,105

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	9,578	14,747
Purchases of investment securities	(9,948)	—
Proceeds from sales of securities available for sale	5	11,595
Proceeds from maturities and paydowns of securities available for sale	105,225	71,648
Purchases of securities available for sale	(32,194)	—
Net decrease in loans	7,165	27,785
Purchases of premises and equipment, net	(846)	(927)

Net cash provided by investing activities	78,985	124,848

Cash flows from financing activities:
Net increase in deposits	3,277	1,430
Increase in mortgage escrow deposits	1,242	4,974
Purchase of treasury stock	(16,355)	(27,097)
Cash dividends paid to stockholders	(6,232)	(5,157)
Proceeds from FHLB Advances	95,000	5,500
Payments on FHLB Advances	(151,963)	(59,085)
Net decrease in short-term borrowings	(37,861)	(2,990)

Net cash used in financing activities	(112,892)	(82,425)

Net (decrease) increase in cash and cash equivalents	(4,660)	72,528
Cash and cash equivalents at beginning of period	117,268	163,694

Cash and cash equivalents at end of period	$112,608	$236,222

Cash paid during the period for:
Interest on deposits and borrowings	$25,213	$21,844

Income taxes	$1,427	$—

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$94	$—

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly-owned subsidiary, The Provident Bank (the “Company”).

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2005 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For Three Months Ended March 31,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$13,802			$15,022

Basic earnings per share:
Income available to common stockholders	$13,802	63,440,313	$0.22	$15,022	68,172,885	$0.22
Dilutive DDFP shares		740,682			759,422

Dilutive common stock equivalents		—			1,774

Diluted earnings per share:

Income available to common stockholders	$13,802	64,180,995	$0.22	$15,022	68,934,081	$0.22

Anti-dilutive stock options and awards totaling 5,250,099 shares at March 31, 2006, were excluded from the earnings per share calculations.

C. Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment”

Prior to January 1, 2006, the Company’s stock option plan and Stock Awards Plan (“SAP”) were accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan and SAP. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. The expense related to the SAP is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period of the awards. Unvested and unallocated SAP shares were recorded as a separate component of stockholders’ equity at cost.

In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company reclassified the unvested and unallocated SAP shares to treasury stock. Additionally the Company has analyzed the expected forfeitures of stock options as compared to actual forfeitures, which were previously recorded as a reduction of expense in the quarter of forfeiture in accordance with SFAS No. 123, and has deemed the impact of the adoption of SFAS No. 123R to be immaterial. The additional disclosure requirements of SFAS No. 123R have been omitted due to immateriality.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Mortgage loans:
Residential	$1,741,839	$1,773,288
Commercial	652,149	636,739
Multi-family	76,316	77,619
Commercial construction	299,100	289,453

Total mortgage loans	2,769,404	2,777,099

Commercial loans	387,867	393,827
Consumer loans	562,866	556,645

Total other loans	950,733	950,472

Premium on purchased loans	12,875	13,190
Less: Discount on purchased loans	1,054	1,110
Less: Net deferred fees	610	529

	$3,731,348	$3,739,122

The activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005 is summarized as follows (in thousands):

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$31,980	$33,766
Provision charged to operations	555	—
Recoveries of loans previously charged off	491	637
Loans charged off	(1,122)	(566)

Balance at end of period	$31,904	$33,837

Note 3. Deposits

Deposits at March 31, 2006 and December 31, 2005 are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Savings	$1,329,543	$1,363,997
Money market	112,882	117,080
NOW	496,420	516,462
Non-interest bearing	484,304	475,965
Certificates	1,501,586	1,447,954

	$3,924,735	$3,921,458

Note 4. Components of Net Periodic Benefit Cost

The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering all of its employees who have attained age 21 with at least one year of service. The Plan was frozen on April 1, 2003. The Plan provides for 100% vesting after five years of service. The Plan’s assets are invested in investment funds and group annuity contracts managed by the Prudential Insurance Company and Allmerica Financial.

In addition to pension benefits, certain health care and life insurance benefits are made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective December 31, 2002, the Company eliminated post-retirement benefits for new employees and for employees with less than ten years of service at that date.

Net periodic benefit costs for the three months ended March 31, 2006 and 2005 include the following components (in thousands):

	Three months ended March 31,
	Pension		Other post-retirement
	2006	2005	2006	2005
Service cost	$—	—	$175	191
Interest cost	279	322	442	441
Expected return on plan assets	(411)	(439)	—	—
Amortization of unrecognized transitional obligation	—	—	96	96
Amortization of the net loss	—	6	27	72

Net periodic benefit (increase) cost	$(132)	(111)	$740	800

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it does not expect to contribute to its defined benefit pension plan in 2006. As of March 31, 2006, no contributions have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three months ended March 31, 2006 were calculated using the results of the January 1, 2006 SFAS No. 87 and SFAS No. 106 Valuations.

Note 5. Impact of Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or financial statement disclosures.

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

The Company’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, The Provident Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three months ended March 31, 2006 or 2005.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

Total assets at March 31, 2006 decreased $104.1 million, or 1.7%, to $5.95 billion compared to $6.05 billion at December 31, 2005, primarily as a result of reductions in securities, which were used to fund repayments of borrowings and common stock repurchases.

Securities available for sale, at fair value, decreased $79.6 million, or 7.3%, to $1.00 billion at March 31, 2006, compared to $1.08 billion at December 31, 2005. The decline in the securities portfolio was primarily attributable to scheduled investment maturities and amortization of mortgage-backed securities. The weighted average life of the Company’s available for sale securities portfolio was 2.9 years at March 31, 2006.

Federal Home Loan Bank stock decreased $7.6 million, or 17.3%, to $36.2 million at March 31, 2006, compared to $43.8 million at December 31, 2005. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at March 31, 2006 decreased $7.7 million, or 0.2%, to $3.70 billion, compared to $3.71 billion at December 31, 2005. Residential mortgage loans decreased $31.4 million to $1.74 billion at March 31, 2006, compared to $1.77 billion at December 31, 2005. Residential mortgage loan originations of $21.1 million and purchases of $26.1 million were more than offset by repayments of $75.4 million and sales of $3.0 million for the three months ended March 31, 2006. In addition, commercial loans decreased $6.0 million to $387.9 million at March 31, 2006, compared to $393.8 million at December 31, 2005. Partially offsetting these declines, commercial real estate loans, including multi-family and construction loans increased $23.8 million to $1.03 billion at March 31, 2006 compared to $1.00 billion at December 31, 2005. Furthermore, consumer loans increased $6.2 million to $562.9 million at March 31, 2006, compared to $556.6 million at December 31, 2005.

Retail loans, which consist of residential mortgages loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.30 billion and accounted for 62.0% of the loan portfolio at March 31, 2006 compared to $2.33 billion, or 62.5% of the portfolio at December 31, 2005. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.42 billion, or 38.0% of the loan portfolio at March 31, 2006, compared to $1.40 billion, or 37.5% at December 31, 2005. The Company intends to continue to focus on the origination of commercial loans.

At March 31, 2006, the allowance for loan losses totaled $31.9 million, compared with $32.0 million at December 31, 2005. Total non-performing loans were $5.8 million at March 31, 2006, compared to $6.0 million at December 31, 2005. Non-performing assets were $6.1 million at March 31, 2006, compared to $6.7 million at December 31, 2005. Total non-performing loans as a percentage of total loans were 0.16% at March 31, 2006 and December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.86% at March 31, 2006 and December 31, 2005.

Total deposits increased $3.3 million from December 31, 2005, to $3.92 billion at March 31, 2006, with a $53.6 million increase in certificates of deposits partially offset by a $50.4 million decrease in core deposits. Core deposits, which consist of all demand and savings deposits, represented 61.7% and 63.1% of total deposits at March 31, 2006 and December 31, 2005, respectively. Within the core deposit categories, decreases in interest-bearing deposits of $58.7 million, or 2.9%, were partially offset by growth in non-interest bearing deposits of $8.3 million, or 1.8%. Certificates of deposit growth occurred primarily in the nine-month maturity category. The Company has chosen to replace a portion of maturing wholesale borrowings with lower-costing certificates of deposit.

Borrowed funds decreased $94.8 million, or 9.8%, to $875.3 million at March 31, 2006, from $970.1 million at December 31, 2005, as proceeds from maturing investments and the amortization of mortgage-backed securities were used to pay off maturing borrowings.

Total stockholders’ equity decreased $9.4 million, or 0.9%, to $1.07 billion at March 31, 2006, compared to $1.08 billion at December 31, 2005. This decrease was due to common stock repurchases totaling $16.4 million, cash dividends paid of $6.2 million and an increase in the accumulated other comprehensive loss of $3.4 million, partially offset by net income of $13.8 million, and the allocation of shares to stock-based compensation plans of $2.8 million. At March 31, 2006, book value per share and tangible book value per share totaled $15.74 and $9.33, respectively.

Common stock repurchases for the quarter ended March 31, 2006, totaled 893,000 shares at an average cost of $18.32 per share. On April 21, 2006, the Company’s Board of Directors authorized the Company’s fourth stock repurchase program. This program will commence upon completion of the Company’s current repurchase program, under which 1.1 million shares remain to be purchased. Under the new authorization, the Company may repurchase 5% of the amount of shares of common stock currently outstanding, or approximately 3.4 million shares. Repurchases will be made from time to time and will be effectuated through open market purchases, unsolicited negotiated transactions, or in such other manner deemed appropriate by management. Completion of the repurchase program will not be limited to a specific time period. The Company’s repurchase activities will take into account SEC safe harbor rules and guidance for issuer repurchases.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one- month overnight re-pricing line of credit with the Federal Home Loan Bank of New York. As of March 31, 2006, the Company did not have any outstanding borrowings against the lines of credit.

Cash needs for the three months ended March 31, 2006, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of residential mortgage loans and increases in deposits. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, and the repayment of borrowings.

As of March 31, 2006, the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2006
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$171,774	4.00%	$522,210	9.52%
Tier 1 risk-based capital	152,549	4.00	522,210	13.69
Total risk-based capital	305,099	8.00	554,194	14.53

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

General. The Company reported net income of $13.8 million for the three months ended March 31, 2006, compared to $15.0 million for the same period in 2005. Basic and diluted earnings per share were $0.22 for the three months ended March 31, 2006 and 2005. Annualized return on average assets was 0.94% for the three months ended March 31, 2006, compared with 0.96% for the same period in 2005. Annualized return on average equity was 5.22% for the three months ended March 31, 2006, compared with 5.41% for the same period in 2005.

The reduction in net income for the three months ended March 31, 2006, compared with the same period in 2005, was primarily attributable to the Company’s short-term strategy in light of the continued flat yield curve of foregoing asset growth in favor of preserving net interest margin. The Company has chosen to incrementally reposition its balance sheet to benefit from the eventual re-emergence of a more normalized yield curve, continuing its recent practice of using cash flows from its securities portfolios to pay down wholesale borrowings and managing capital through common stock repurchases. Partially offsetting the reduction in net interest income, the Company continued to make progress in increasing non-interest income and controlling non-interest expenses. Many of the initiatives put in place in 2005 contributed to a 23.8% increase in fee income and a 3.7% decrease in total non-interest expense for the three months ended March 31, 2006, compared to the same period last year.

Net Interest Income. Net interest income decreased $3.8 million, or 8.0%, to $43.4 million for the quarter ended March 31, 2006, compared to $47.2 million for the quarter ended March 31, 2005. Interest income for the first quarter of 2006 increased $637,000, or 0.9%, to $69.6 million, compared to $69.0 million for the same period in 2005. Interest expense increased $4.4 million, or 20.3%, to $26.2 million for the quarter ended March 31, 2006, compared to $21.8 million for the quarter ended March 31, 2005. The changes in interest income and expense for the three months ended March 31, 2006, versus the comparable 2005 period reflect increases in market interest rates experienced throughout the last year.

The Company’s net interest margin decreased seven basis points to 3.31% for the quarter ended March 31, 2006, compared to 3.38% for the quarter ended March 31, 2005. However, compared with the trailing quarter, the net interest margin grew by four basis points from 3.27%. The net interest spread was 2.92% for the quarter ended March 31, 2006, compared with 3.09% for the same period in 2005 and 2.91% for the trailing quarter. The decrease in net interest margin for the quarter ended March 31, 2006, compared with the same period in 2005, was attributable to rising short-term interest rates and a flattening yield curve. The expansion of the net interest margin for the three months ended March 31, 2006, compared with the trailing quarter is primarily attributable to favorable asset re-pricing outpacing growth in funding costs. The yield on net loans grew to 5.84% for the quarter ended March 31, 2006, from 5.73% for the trailing quarter, with the yield on commercial loans increasing 45 basis points to 6.90%. In addition, the yield on mortgage and consumer loans grew seven basis points and five basis points, respectively, and the yield on securities grew by 13 basis points compared with the trailing quarter.

The average yield on interest-earning assets increased 38 basis points to 5.35% for the quarter ended March 31, 2006, compared to 4.97% for the comparable quarter in 2005. Compared to the trailing quarter, the yield on interest-earning assets increased 15 basis points from 5.20%.

The average balance of net loans increased $34.9 million, or 1.0%, to $3.69 billion for the quarter ended March 31, 2006, compared to $3.65 billion for the comparable quarter in 2005. Income on all loans secured by real estate increased $1.0 million, or 2.7%, to $39.3 million for the three months ended March 31, 2006, compared to $38.3 million for the three months ended March 31, 2005. Interest income on commercial loans increased $1.4 million, or 29.2%, to $6.4 million for the quarter ended March 31, 2006, compared to $5.0 million for the quarter ended March 31, 2005. Consumer loan interest income increased $916,000, or 12.6%, to $8.2 million for the quarter ended March 31, 2006, compared to $7.3 million for the quarter ended March 31, 2005.

Interest income on investment securities held to maturity decreased $134,000, or 3.0%, to $4.3 million for the quarter ended March 31, 2006, compared to $4.4 million for the quarter ended March 31, 2005. Average investment securities held to maturity totaled $413.1 million for the quarter ended March 31, 2006, compared with $439.9 million for the same period last year. Interest income on securities available for sale decreased $2.5 million, or 17.8%, to $11.3 million for the quarter ended March 31, 2006, compared to $13.8 million for the quarter ended March 31, 2005. Average securities available for sale were $1.09 billion for the three months ended March 31, 2006, compared with $1.41 billion for the same period in 2005.

The average cost of interest-bearing liabilities increased 55 basis points to 2.43% for the quarter ended March 31, 2006, compared to 1.88% for the quarter ended March 31, 2005, and compared to the trailing quarter, the average cost of interest-bearing liabilities increased 14 basis points from 2.29%.

The average balance of interest-bearing core deposit accounts decreased $197.2 million, or 9.2%, to $1.94 billion for the quarter ended March 31, 2006, compared to $2.13 billion for the quarter ended March 31, 2005. Average time deposit account balances increased $81.4 million, or 5.8%, to $1.48 billion for the quarter ended March 31, 2006, compared to $1.40 billion for the same period in 2005. Interest paid on deposit accounts increased $4.8 million, or 36.9%, to $17.7 million for the quarter ended March 31, 2006, compared to $12.9 million for the quarter ended March 31, 2005.

Average borrowings, including subordinated debentures, decreased $208.4 million, or 17.8%, to $960.0 million for the quarter ended March 31, 2006, compared to $1.17 billion for the quarter ended March 31, 2005. Interest paid on such borrowed funds decreased $337,000, or 3.8%, to $8.6 million for the quarter ended March 31, 2006, from $8.9 million for the quarter ended March 31, 2005.

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

The Company recorded a $555,000 provision for loan losses for the quarter ended March 31, 2006. The Company did not record a provision for loan losses for the quarter ended March 31, 2005. The increase in the provision for loan losses for the quarter ended March 31, 2006, compared with the same period in 2005, was attributable to year-over-year loan portfolio growth and changes in portfolio composition from retail to commercial loans. The Company had net charge-offs of $631,000 for the quarter ended March 31, 2006, compared to net recoveries of $71,000 for the quarter ended March 31, 2005. The allowance for loan losses was $31.9 million, or 0.86% of total loans at March 31, 2006, compared to $32.0 million, or 0.86% of total loans at December 31, 2005 and $33.8 million, or 0.92% of total loans at March 31, 2005.

Non-Interest Income. Non-interest income increased $1.2 million, or 18.8%, to $7.3 million for the quarter ended March 31, 2006, compared to $6.2 million for the same period in 2005. The increase was primarily attributable to equity fund income, which increased $459,000 for the first quarter of 2006, compared with the same period in 2005, and deposit fees, which increased $452,000, or 18.1% for the first quarter of 2006, compared with the same period in 2005. The increase in deposit fees was related to the conclusion in the second quarter of 2005 of introductory fee waivers to customers obtained from an acquired institution. In addition, income related to the outsourcing of the official check function increased $190,000 for the first quarter of 2006, compared with the same period in 2005. The Company outsourced its official check processing in the second quarter of 2005. Also contributing to the increase in non-interest income, the Company realized net gains on sales of securities of $5,000 for the three months ended March 31, 2006, compared with net losses of $131,000 for the same period in 2005. Securities sales and related gains and losses are dependent on market conditions and interest rate risk management and liquidity needs.

Non-Interest Expense. Non-interest expense decreased $1.2 million, or 3.7%, to $30.2 million for the quarter ended March 31, 2006, compared to $31.4 million for the quarter ended March 31, 2005. For the three months ended March 31, 2006, compensation and benefits expense decreased $687,000 compared with the same period in 2005. The Company employed 898 full-time equivalent employees at March 31, 2006, compared with 915 full-time equivalent employees at March 31, 2005. Amortization of intangibles decreased $560,000 for the quarter ended March 31, 2006, compared with the same period in 2005, as a result of scheduled reductions in the amortization of core deposit intangibles. Data processing expense decreased $236,000 for the three months ended March 31, 2006, compared with the same period in 2005, as a result of service-provider contract renewals on more favorable terms and cost saving initiatives implemented late in 2005.

Partially offsetting these decreases, advertising and promotions expense increased $311,000 for the quarter ended March 31, 2006, compared with the same period in 2005, as the Company continued its efforts to attract and retain profitable customer relationships. The Company’s annualized non-interest expense as a percentage of average assets was 2.06% for the quarter ended March 31, 2006, compared with 2.01% for the same period in 2005. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 59.6% for the quarter ended March 31, 2006, compared with 58.8% for the same period in 2005.

Income Tax Expense. Income tax expense was $6.2 million, on income before taxes of $20.0 million, resulting in an effective tax rate of 30.8% for the three months ended March 31, 2006. This compares to income tax expense of $6.9 million, on income before taxes of $22.0 million, resulting in an effective tax rate of 31.6% for the same period in 2005. The reduction in the effective tax rate was primarily attributable to growth in tax-exempt interest and BOLI income as a percentage of pre-tax income.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative Analysis. Interest rate risk is the exposure of a Bank’s current and future earnings and capital arising from adverse movements in interest rates. The Company’s most significant risk exposure is interest rate risk. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate mortgage loans at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the prime rate, the federal funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

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

The Company endeavors to acquire and retain core deposit accounts and expand customer relationships in order to maintain a less interest rate sensitive funding base. The Company’s ability to retain maturing certificate of deposit accounts is the result of its strategy to remain competitively priced within its marketplace, typically within the upper quartile of rates offered by its competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB-NY during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. Based upon a review of historical deposit re-pricing activity and a review conducted by a third party firm, the Company made modifications to certain assumptions used in its income simulation model this quarter regarding the interest rate sensitivity of deposits without maturity dates. These modifications were made to more precisely reflect most likely results under the various interest rate change scenarios. In analyses prior to these modifications, the model assumed that all interest-bearing deposits, including deposits without defined maturity dates, such as passbook savings, statement savings, interest-bearing checking and money market accounts, would re-price the full monthly incremental amount for each rate ramp scenario. The modified assumptions used this quarter, which will be used in future quarters, reflect more likely reactions of deposits without maturity dates to interest rate changes. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the revised simulation model include:

•	Parallel yield curve shifts for market rates.

•	Current asset and liability spreads to market interest rates are fixed.

•	Savings and interest bearing demand accounts move at 25% of the rate ramp in either direction.

•	Money Market accounts move at 60% of the rate ramp in either direction.

The following table is presented for comparative purposes and sets forth the results of a twelve-month net interest income projection model as of March 31, 2006 under the Company’s previous methodology, which assumed that all deposits without maturity dates would re-price the full monthly incremental amount for each rate ramp scenario (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$185,036	$9,061	5.1%
-100	183,556	7,581	4.3
Static	175,975	—	—
+100	166,950	(9,025)	(5.1)
+200	157,786	(18,189)	(10.3)

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2006 under the Company’s modified assumptions discussed above (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$177,076	$1,101	0.6%
-100	176,553	578	0.3
Static	175,975	—	—
+100	172,902	(3,073)	(1.7)
+200	170,755	(5,220)	(3.0)

The preceding table indicates that, as of March 31, 2006, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.0%, or $5.2 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 0.6%, or $1.1 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2006 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,285,625	$52,069	4.2%	20.8%	3.4%
-100	1,283,170	49,614	4.0	20.5	2.1
Flat	1,233,556	—	—	20.1	—
+100	1,170,321	(63,235)	(5.1)	19.5	(3.3)
+200	1,109,384	(124,172)	(10.1)	18.7	(7.0)

The above table indicates that as of March 31, 2006, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 10.1%, or $124.2 million. If rates were to decrease 200 basis points, the model forecasts a 4.2%, or $52.1 million increase in the present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2006 Through January 31, 2006	—	$—	—	1,957,161

February 1, 2006 Through February 28, 2006	485,300	18.27	485,300	1,471,861

March 1, 2006 Through March 31, 2006	407,500	18.38	407,500	1,064,361

Total	892,800	$18.32	892,800

(1)	On July 27, 2005, the Company’s Board of Directors approved the purchase of up to 3,742,205 shares of its common stock under a general repurchase program. The program does not have an expiration date.
(2)	On April 21, 2006, the Company’s Board of Directors approved a fourth stock repurchase program, which will commence upon completion of the current repurchase program. The new authorization provides that the Company may repurchase an additional 3,426,274 shares. This fourth stock repurchase program is not reflected in the table above.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date: May 10, 2006	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2006	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer (Principal Accounting Officer)