Form 10-Q
period 2006-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2006-08-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 1, 2006 there were 79,879,017 shares issued and 65,681,166 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 745,534 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2006 (Unaudited) and December 31, 2005

(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$101,580	$107,353
Short-term investments	2,332	9,915

Total cash and cash equivalents	103,912	117,268

Investment securities (market value of $394,587 (unaudited) and $407,972 at June 30, 2006 and December 31, 2005, respectively)	404,990	410,914
Securities available for sale, at fair value	887,852	1,082,957
Federal Home Loan Bank (“FHLB”) stock	34,290	43,794
Loans	3,771,933	3,739,122
Less allowance for loan losses	32,255	31,980

Net loans	3,739,678	3,707,142

Foreclosed assets, net	484	670
Banking premises and equipment, net	58,957	60,949
Accrued interest receivable	20,950	23,155
Intangible assets	432,353	435,838
Bank-owned life insurance (“BOLI”)	113,604	111,075
Other assets	63,113	58,612

Total assets	$5,860,183	$6,052,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,071,567	$1,109,507
Savings deposits	1,319,633	1,363,997
Certificates of deposit of $100,000 or more	361,947	304,229
Other time deposits	1,179,211	1,143,725

Total deposits	3,932,358	3,921,458

Mortgage escrow deposits	19,796	18,121
Borrowed funds	822,346	970,108
Subordinated debentures	26,109	26,444
Other liabilities	35,855	39,948

Total liabilities	4,836,464	4,976,079

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 64,937,658 shares outstanding at June 30, 2006 and 68,661,800 outstanding at December 31, 2005	799	799
Additional paid-in capital	966,411	964,555
Retained earnings	409,852	395,589
Accumulated other comprehensive loss	(13,302)	(8,906)
Treasury stock, at cost	(268,086)	(167,113)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(71,955)	(73,316)
Common stock acquired by the Stock Award Plan (“SAP”)	—	(35,313)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(13,056)	(13,244)
Deferred compensation – DDFP	13,056	13,244

Total stockholders’ equity	1,023,719	1,076,295

Total liabilities and stockholders’ equity	$5,860,183	$6,052,374

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and Six months ended June 30, 2006 and 2005 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income:
Real estate secured loans	$40,436	$38,636	$79,729	$76,914
Commercial loans	6,538	5,283	12,936	10,236
Consumer loans	8,632	7,251	16,798	14,501
Investment securities	4,218	4,218	8,516	8,650
Securities available for sale	10,833	12,850	22,162	26,630
Other short-term investments	26	170	95	316
Federal funds	11	418	52	536

Total interest income	70,694	68,826	140,288	137,783

Interest expense:
Deposits	19,577	14,111	37,238	27,016
Borrowed funds	8,011	8,385	16,154	16,927
Subordinated debentures	412	359	819	704

Total interest expense	28,000	22,855	54,211	44,647

Net interest income	42,694	45,971	86,077	93,136

Provision for loan losses	565	400	1,120	400

Net interest income after provision for loan losses	42,129	45,571	84,957	92,736

Non-interest income:
Fees	5,725	6,185	11,532	10,877
BOLI	1,270	1,256	2,529	2,552
Net (loss) gain on securities transactions	(1,145)	69	(1,140)	(62)
Other income	1,434	42	1,696	355

Total non-interest income	7,284	7,552	14,617	13,722

Non-interest expense:
Compensation and employee benefits	16,074	17,921	32,431	34,965
Net occupancy expense	4,455	4,781	9,270	9,681
Data processing expense	1,969	2,207	3,853	4,327
Amortization of intangibles	1,570	1,858	3,138	3,986
Advertising and promotion expense	1,225	1,474	2,266	2,204
Other operating expenses	4,651	4,987	9,190	9,442

Total non-interest expense	29,944	33,228	60,148	64,605

Income before income tax expense	19,469	19,895	39,426	41,853
Income tax expense	5,951	6,126	12,106	13,062

Net income	$13,518	$13,769	$27,320	$28,791

Basic earnings per share	$0.22	$0.21	$0.44	$0.43
Average basic shares outstanding	62,099,369	66,724,470	62,766,137	67,444,677
Diluted earnings per share	$0.22	$0.20	$0.43	$0.42
Average diluted shares outstanding	62,838,312	67,479,362	63,505,949	68,202,721

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2004	$799	$960,792	$358,678	$3,767	$(70,810)	$(76,101)	$(40,349)	$(13,379)	$13,379	$1,136,776
Comprehensive income:
Net income	—	—	28,791	—	—	—	—	—	—	28,791
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($3,096))	—			(4,483)	—	—	—	—	—	(4,483)
Reclassification adjustment for losses included in net income (net of tax of ($25))	—		—	37	—	—	—	—	—	37

Total comprehensive income										$24,345

Cash dividends paid	—	—	(11,020)	—	—	—	—	—	—	(11,020)
Distributions from DDFP	—	—	—	—	—	—	—	155	(155)	—
Purchase of treasury stock	—	—	—	—	(54,755)	—	—	—	—	(54,755)
Allocation of ESOP shares	—	37	—	—	—	1,359	—	—	—	1,396
Allocation of SAP shares	—	31	—	—	—	—	2,581	—	—	2,612
Allocation of stock options	—	1,783	—	—	—	—	—	—	—	1,783

Balance at June 30, 2005	$799	$962,643	$376,449	$(679)	$(125,565)	$(74,742)	$(37,768)	$(13,224)	$13,224	$1,101,137

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2006 and 2005 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295
Comprehensive income:
Net income	—	—	27,320	—	—	—	—	—	—	27,320
Other comprehensive income:
Unrealized holding loss on securities arising during the Period (net of tax of ($3,534))	—	—	—	(5,070)	—	—	—	—	—	(5,070)
Reclassification adjustment for losses included in net income (net of tax of ($466))	—	—	—	674	—	—	—	—	—	674

Total comprehensive income										$22,924

Cash dividends declared	—	—	(13,057)	—	—	—	—	—	—	(13,057)
Distributions from DDFP	—	41	—	—	—	—	—	168	(168)	41
Purchases of treasury stock	—	—	—	—	(68,089)	—	—	—	—	(68,089)
Allocation of ESOP shares	—	92	—	—	—	1,361	—	—	—	1,453
Allocation of SAP shares	—	26	—	—	2,429	—	—	—	—	2,455
Adoption of SFAS No. 123R	—	—	—	—	(35,313)	—	35,313	—	—	—
Allocation of stock options	—	1,697	—	—	—	—	—	—	—	1,697

Balance at June 30, 2006	$799	$966,411	$409,852	$(13,302)	$(268,086)	$(71,955)	$—	$(13,056)	$13,056	$1,023,719

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,320	$28,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,943	7,921
Provision for loan losses	1,120	400
Deferred tax (benefit) expense	(1,620)	31
Increase in cash surrender value of BOLI	(2,529)	(2,552)
Net amortization of premiums and discounts on securities	1,661	3,618
Accretion of net deferred loan fees	(1,185)	(818)
Amortization of premiums on purchased loans, net	1,965	2,653
Net increase in loans originated for sale	(6,504)	(10,209)
Proceeds from sales of loans originated for sale	6,549	10,199
Proceeds from sales of foreclosed assets, net	548	219
Allocation of ESOP shares	1,453	1,396
Allocation of SAP shares	2,455	2,612
Allocation of stock options	1,697	1,783
Net (gain) loss on sale of loans	(45)	10
Net loss on securities available for sale	1,140	62
Decrease in accrued interest receivable	2,205	834
Decrease (increase) in other assets	8,899	(4,288)
(Decrease) increase in other liabilities	(4,093)	6,730

Net cash provided by operating activities	47,979	49,392

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	22,693	32,555
Purchases of investment securities	(17,166)	(23,077)
Proceeds from sales of securities available for sale	35,899	30,415
Proceeds from maturities and paydowns of securities available for sale	183,246	164,126
Purchases of securities available for sale	(33,908)	(26,140)
Net (increase) decrease in loans	(33,953)	2,327
Purchases of premises and equipment, net	(1,813)	(2,695)

Net cash provided by investing activities	154,998	177,511

Cash flows from financing activities:
Net increase (decrease) in deposits	10,900	(54,884)
Increase in mortgage escrow deposits	1,675	5,834
Purchase of treasury stock	(68,089)	(54,755)
Cash dividends paid to stockholders	(13,057)	(11,020)
Proceeds from FHLB Advances	134,500	22,500
Payments on FHLB Advances	(286,992)	(92,981)
Net increase in short-term borrowings	4,730	4,207

Net cash used in financing activities	(216,333)	(181,099)

Net (decrease) increase in cash and cash equivalents	(13,356)	45,804
Cash and cash equivalents at beginning of period	117,268	163,694

Cash and cash equivalents at end of period	$103,912	$209,498

Cash paid during the period for:
Interest on deposits and borrowings	$53,777	$44,571

Income taxes	$14,818	$14,265

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$362	$663

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly-owned subsidiary, The Provident Bank (the “Bank” and together with Provident Financial Services, Inc., the “Company”).

The interim consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

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

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2005 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2006			2005			2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$13,518			$13,769			$27,320			$28,791

Basic earnings per share:
Income available to common stockholders	$13,518	62,099,369	$0.22	$13,769	66,724,470	$0.21	$27,320	62,766,137	$0.44	$28,791	67,444,677	$0.43
Dilutive DDFP shares		738,943			754,892			739,812			757,157
Dilutive common stock equivalents		—			—			—			887

Diluted earnings per share:
Income available to common stockholders	$13,518	62,838,312	$0.22	$13,769	67,479,362	$0.20	$27,320	63,505,949	$0.43	$28,791	68,202,721	$0.42

Anti-dilutive stock options and awards totaling 5,197,253 shares at June 30, 2006, were excluded from the earnings per share calculations.

C. Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment”

Prior to January 1, 2006, the Company’s stock option plan and stock award plan (“SAP”) were accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan and SAP. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. The expense related to the SAP is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period of the awards. Unvested and unallocated SAP shares were recorded as a separate component of stockholders’ equity at cost.

In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company reclassified the unvested and unallocated SAP shares to treasury stock. Additionally, the Company has analyzed the expected forfeitures of stock options as compared to actual forfeitures, which were previously recorded as a reduction of expense in the quarter of forfeiture in accordance with SFAS No. 123, and has deemed the impact of the adoption of SFAS No. 123R to be immaterial. The additional disclosure requirements of SFAS No. 123R have been omitted due to immateriality.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Mortgage loans:
Residential	$1,705,305	$1,773,288
Commercial	705,378	636,739
Multi-family	74,386	77,619
Commercial construction	270,448	289,453

Total mortgage loans	2,755,517	2,777,099

Commercial loans	420,528	393,827
Consumer loans	584,787	556,645

Total other loans	1,005,315	950,472

Premium on purchased loans	12,462	13,190
Less: Discount on purchased loans	1,000	1,110
Less: Net deferred fees	361	529

	$3,771,933	$3,739,122

The activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$31,904	$33,837	$31,980	$33,766
Provision charged to operations	565	400	1,120	400
Recoveries of loans previously charged off	324	303	815	940
Loans charged off	(538)	(1,187)	(1,660)	(1,753)

Balance at end of period	$32,255	$33,353	$32,255	$33,353

Note 3. Deposits

Deposits at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Savings	$1,319,633	$1,363,997
Money market	119,337	117,080
NOW	464,789	516,462
Non-interest bearing	487,441	475,965
Certificates	1,541,158	1,447,954

	$3,932,358	$3,921,458

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

Net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 include the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other postretirement benefits		Pension benefits		Other postretirement benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$—	—	175	208	$—	—	350	399
Interest cost	279	307	442	354	558	629	884	795
Expected return on plan assets	(411)	(461)	—	—	(822)	(900)	—	—
Amortization of unrecognized transitional obligation	—	—	96	96	—	—	192	192
Amortization of the net (gain) loss	—	(2)	27	5	—	4	54	77

Net periodic benefit (increase) cost	$(132)	(156)	740	663	$(264)	(267)	1,480	1,463

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it does not expect to contribute to its defined benefit pension plan in 2006. As of June 30, 2006, no contributions have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2006 were calculated using the results of the January 1, 2006 SFAS No. 87 and SFAS No. 106 Valuations.

Note 5. Impact of Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or financial statement disclosures.

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was released in July 2006. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, The Provident Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three or six months ended June 30, 2006 or 2005.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

Total assets at June 30, 2006 decreased $192.2 million, or 3.2%, to $5.86 billion compared to $6.05 billion at December 31, 2005, primarily as a result of reductions in securities, which were used to fund repayments of borrowings and common stock repurchases.

Securities available for sale, at fair value, decreased $195.1 million, or 18.1%, to $887.9 million at June 30, 2006, compared to $1.08 billion at December 31, 2005. The decline in the securities portfolio was primarily attributable to scheduled investment maturities and amortization of mortgage-backed securities. In addition, the Company sold $37.0 million of primarily mortgage-backed securities as part of its ongoing interest rate risk management process. The weighted average life of the Company’s available for sale securities portfolio was 3.2 years at June 30, 2006.

Federal Home Loan Bank stock decreased $9.5 million, or 21.7%, to $34.3 million at June 30, 2006, compared to $43.8 million at December 31, 2005. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at June 30, 2006 increased $32.5 million, or 0.9%, to $3.74 billion, compared to $3.71 billion at December 31, 2005. Commercial real estate loans, including multi-family and construction loans, increased $46.4 million to $1.05 billion at

June 30, 2006, compared to $1.00 billion at December 31, 2005. Consumer loans increased $28.1 million to $584.8 million at June 30, 2006, compared to $556.6 million at December 31, 2005. In addition, commercial loans increased $26.7 million to $420.5 million at June 30, 2006, compared to $393.8 million at December 31, 2005. Partially offsetting these increases, residential mortgage loans decreased $68.0 million to $1.71 billion at June 30, 2006, compared to $1.77 billion at December 31, 2005, as residential mortgage loan originations of $45.6 million and purchases of $41.0 million were more than offset by repayments of $147.7 million and sales of $6.5 million for the six months ended June 30, 2006.

Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.29 billion and accounted for 60.9% of the loan portfolio at June 30, 2006, compared to $2.33 billion, or 62.5% of the portfolio at December 31, 2005. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.47 billion, or 39.1% of the loan portfolio at June 30, 2006, compared to $1.40 billion, or 37.5% at December 31, 2005. The Company intends to continue to focus on the origination of commercial loans.

At June 30, 2006, the allowance for loan losses totaled $32.3 million, compared with $32.0 million at December 31, 2005. Total non-performing loans were $5.7 million at June 30, 2006, compared to $6.0 million at December 31, 2005. Non-performing assets were $6.1 million at June 30, 2006, compared to $6.7 million at December 31, 2005. Total non-performing loans as a percentage of total loans were 0.15% at June 30, 2006 compared with 0.16% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.86% at June 30, 2006 and December 31, 2005.

Total deposits increased $10.9 million from December 31, 2005, to $3.93 billion at June 30, 2006, with a $93.2 million increase in certificates of deposits partially offset by an $82.3 million decrease in core deposits. Core deposits, which consist of all demand and savings deposits, represented 60.8% and 63.1% of total deposits at June 30, 2006 and December 31, 2005, respectively. Within the core deposit categories, decreases in interest-bearing deposits of $93.8 million, or 4.7%, were partially offset by growth in non-interest bearing deposits of $11.5 million, or 2.4%. Certificates of deposit growth occurred primarily in thirteen-month and shorter maturity categories. The Company has chosen to replace a portion of maturing wholesale borrowings with lower-costing certificates of deposit.

Borrowed funds decreased $147.8 million, or 15.2%, to $822.3 million at June 30, 2006, from $970.1 million at December 31, 2005, as proceeds from maturing investments and the amortization and sales of mortgage-backed securities were used to pay off maturing borrowings. Borrowed funds as a percentage of total assets declined to 14.0% at June 30, 2006, from 16.0% at December 31, 2005.

Total stockholders’ equity decreased $52.6 million, or 4.9%, to $1.02 billion at June 30, 2006, compared to $1.08 billion at December 31, 2005. This decrease was due to common stock repurchases totaling $68.1 million, cash dividends paid of $13.1 million and an increase in the accumulated other comprehensive loss of $4.4 million, partially offset by net income of $27.3 million, and the allocation of shares to stock-based compensation plans of $5.6 million. At June 30, 2006, book value per share and tangible book value per share were $15.76 and $9.11, respectively.

Common stock repurchases for the quarter ended June 30, 2006, totaled 2.9 million shares at an average cost of $18.10 per share. For the six months ended June 30, 2006, common stock repurchases totaled 3.8 million shares at an average cost of $18.16 per share. On July 26, 2006, the Company’s Board of Directors authorized the Company’s fifth stock repurchase program. This program will commence upon completion of the Company’s current repurchase program, under which 1.6 million shares remain to be purchased. Under the new authorization, the Company may repurchase 5% of the amount of shares of common stock currently outstanding, or approximately 3.3 million shares. Repurchases will be made from time to time and will be effectuated through open market purchases, unsolicited negotiated transactions, or in such other manner deemed appropriate by management. Completion of the repurchase program will not be limited to a specific time period. The Company’s repurchase activities will take into account SEC safe harbor rules and guidance for issuer repurchases.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB-NY. As of June 30, 2006, the Company had $61.0 million in outstanding borrowings against the lines of credit.

Cash needs for the six months ended June 30, 2006, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of residential mortgage loans and mortgage-backed securities and increases in deposits. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, and the repayment of borrowings.

As of June 30, 2006, the Bank exceeded all regulatory capital requirements as follows:

	At June 30, 2006
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$216,534	4.00%	$479,803	8.86%
Tier 1 risk-based capital	154,632	4.00	479,803	12.41
Total risk-based capital	309,265	8.00	512,058	13.25

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

General. The Company reported net income of $13.5 million for the three months ended June 30, 2006 and $27.3 million for the six months ended June 30, 2006, compared to $13.8 million and $28.8 million for the same periods in 2005. Basic and diluted earnings per share were $0.22 for the quarter and $0.44 and $0.43, respectively, for the six months ended June 30, 2006, compared with basic and diluted earnings per share of $0.21 and $0.20, respectively, for the same quarter in 2005 and $0.43 and $0.42, respectively, for the six months ended June 30, 2005. Annualized return on average assets was 0.92% and 0.93% for the three and six months ended June 30, 2006, respectively, compared with 0.88% and 0.92% for the same respective periods in 2005. Annualized return on average equity was 5.15% and 5.18% for the three and six months ended June 30, 2006, compared with 4.98% and 5.20% for the same respective periods in 2005. The earnings and per share data for 2005 were impacted by the acceptance of a Voluntary Resignation Initiative (“VRI”) by certain officers of the Company, which resulted in an after-tax charge of $815,000, or $0.01 per share.

The reduction in net income for the three and six months ended June 30, 2006, compared with the same period in 2005, was primarily attributable to the Company’s short-term strategy in light of the continued flat yield curve of foregoing asset growth in favor of preserving net interest margin. The Company has chosen to incrementally reposition its balance sheet to benefit from the eventual re-emergence of a more normalized yield curve, continuing its recent practice of using cash flows from its securities portfolios to pay down wholesale borrowings and managing capital through common stock repurchases. Partially offsetting the reduction in net interest income, the Company continued to make progress in increasing non-interest income and controlling non-interest expenses. Many of the initiatives put in place in 2005 contributed to a 6.0% increase in fee income and a 6.9% decrease in total non-interest expense for the six months ended June 30, 2006, compared to the same period last year.

Net Interest Income. Total net interest income decreased $3.3 million, or 7.1%, to $42.7 million for the quarter ended June 30, 2006, compared to $46.0 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, total net interest income decreased $7.1 million, or 7.6%, to $86.1 million, compared to $93.1 million for the same period in 2005. Interest income for the second quarter of 2006 increased $1.9 million, or 2.7%, to $70.7 million, compared to $68.8 million for the same period in 2005. For the six months ended June 30, 2006, interest income increased $2.5 million, or 1.8%, to $140.3 million, compared to $137.8 million for the six months ended June 30, 2005. Interest expense increased $5.1 million, or 22.5%, to $28.0 million for the quarter ended June 30, 2006, compared to $22.9 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, interest expense increased $9.6 million, or 21.4%, to $54.2 million, compared to $44.6 million for the six months ended June 30, 2005. The changes in interest income and expense for the three and six months ended June 30, 2006, versus the comparable 2005 periods reflect increases in market interest rates experienced throughout the last year.

The Company’s net interest margin decreased one basis point to 3.33% for the quarter ended June 30, 2006, compared to 3.34% for the quarter ended June 30, 2005, however the margin increased two basis points from the trailing quarter net interest margin of 3.31%. The net interest margin decreased three basis points to 3.33% for the six months ended June 30, 2006, from 3.36% for the same period in 2005. The net interest spread was 2.91% for the quarter ended June 30, 2006, compared with 2.92% for the trailing quarter and 3.04% for the same period in 2005. For the six months ended June 30, 2006, the net interest spread was 2.93%, compared with 3.06% for the same period in 2005.

The average yield on interest-earning assets increased 51 basis points to 5.52% for the quarter ended June 30, 2006, compared to 5.01% for the comparable quarter in 2005. Compared to the trailing quarter, the yield on interest-earning assets increased 17 basis points from 5.35%. For the six months ended June 30, 2006, the yield on interest-earning assets increased 46 basis points to 5.45%, from 4.99% for the same period in 2005. The increases in interest-earning asset yields are primarily attributable to rising market interest rates, favorable repricing on adjustable-rate assets, as well as growth in higher-yielding commercial loans.

The average cost of interest-bearing liabilities increased 64 basis points to 2.61% for the quarter ended June 30, 2006, compared to 1.97% for the quarter ended June 30, 2005. Compared to the trailing quarter, the average cost of interest-bearing liabilities increased 18 basis points from 2.43%. For the six months ended June 30, 2006, the average cost of interest-bearing liabilities increased 59 basis points to 2.52%, from 1.93% for the same period in 2005. The increases in the average cost of interest-bearing liabilities are primarily attributable to rising market interest rates and unfavorable repricing on maturing time deposits. Since June 30, 2005, the Board of Governors of the Federal Reserve increased the federal funds borrowing rate eight times, for a total of 200 basis points. This had an unfavorable impact on the repricing of our deposits, which are priced off of the short end of the yield curve.

The average balance of net loans increased $59.9 million, or 1.6%, to $3.72 billion for the quarter ended June 30, 2006, compared to $3.66 billion for the same period in 2005. Income on all loans secured by real estate increased $1.8 million, or 4.7%, to $40.4 million for the three months ended June 30, 2006, compared to $38.6 million for the three months ended June 30, 2005. Interest income on commercial loans increased $1.3 million, or 23.8%, to $6.5 million for the quarter ended June 30, 2006, compared to $5.3 million for the quarter ended June 30, 2005. Consumer loan interest income increased $1.4 million, or 19.0%, to $8.6 million for the quarter ended June 30, 2006, compared to $7.3 million for the quarter ended June 30, 2005. The average loan yield for the three months ended June 30, 2006 was 6.01%, compared with 5.58% for the same period in 2005.

For the six months ended June 30, 2006, the average balance of net loans increased $47.5 million, or 1.3%, to $3.70 billion, compared to $3.66 billion for the same period in 2005. Income on all loans secured by real estate increased $2.8 million, or 3.7%, to $79.7 million for the six months ended June 30, 2006, compared to $76.9 million for the six months ended June 30, 2005. Interest income on commercial loans increased $2.7 million, or 26.4%, to $12.9 million for the six months ended June 30, 2006, compared to $10.2 million for the six months ended June 30, 2005. Consumer loan interest income increased $2.3 million, or 15.8%, to $16.8 million for the six months ended June 30, 2006, compared to $14.5 million for the six months ended June 30, 2005. The average loan yield for the six months ended June 30, 2006 was 5.94%, compared with 5.56% for the same period in 2005.

Interest income on investment securities held to maturity was unchanged at $4.2 million for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. Average investment securities held to maturity totaled $408.4 million for the quarter ended June 30, 2006, compared with $425.3 million for the same period last year. For the six months ended June 30, 2006, interest income on investment securities held to maturity decreased $134,000, or 1.5%, to $8.5 million, compared to $8.7 million for the same period in 2005. Average investment securities held to maturity totaled $410.7 million for the six months ended June 30, 2006, compared with $432.6 million for the same period last year.

Interest income on securities available for sale decreased $2.0 million, or 15.7%, to $10.8 million for the quarter ended June 30, 2006, compared to $12.9 million for the quarter ended June 30, 2005. Average securities available for sale were $959.2 million for the three months ended June 30, 2006, compared with $1.28 billion for the same period in 2005. For the six months ended June 30, 2006, interest income on securities available for sale decreased $4.5 million, or 16.8%, to $22.2 million, compared to $26.6 million for the six months ended June 30, 2005. Average securities available for sale were $1.01 billion for the six months ended June 30, 2006, compared with $1.32 billion for the same period in 2005. Cash flows from securities maturities, amortization and sales have been used to reduce borrowings and fund loan growth and common stock repurchases. The average yield on all securities was 4.13% and 4.22% for the three and six months ended June 30, 2006, respectively, compared with 3.86% and 3.88% for the same respective periods in 2005.

The average balance of interest-bearing core deposit accounts decreased $222.7 million, or 10.5%, to $1.90 billion for the quarter ended June 30, 2006, compared to $2.13 billion for the quarter ended June 30, 2005. For the six months ended June 30, 2006, average interest-bearing core deposits decreased $210.0 million, or 9.9%, to $1.92 billion, compared with $2.13 billion for the same period in 2005. Partially offsetting these declines, average time deposit account balances increased $125.9 million, or 9.0%, to $1.52 billion for the quarter ended June 30, 2006, compared to $1.39 billion for the same period in 2005. For the six months ended June 30, 2006, average time deposits increased $103.7 million, or 7.4%, to $1.50 billion, compared with $1.39 billion for the same period in 2005. Interest paid on deposit accounts increased $5.5 million, or 38.7%, to $19.6 million for the quarter ended June 30, 2006, compared to $14.1 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, interest paid on deposit accounts increased $10.2 million, or 37.8%, to $37.2 million, compared to $27.0 million for the six months ended June 30, 2005. The average cost of interest-bearing deposits was 2.29% and 2.20% for the three and six months ended June 30, 2006, respectively, compared with 1.61% and 1.55% for the three and six months ended June 30, 2005, respectively, reflecting increased market interest rates and the market-driven shift in deposit composition to time deposits. The increase in average time deposits is further attributable to the Company’s decision to replace a portion of maturing borrowings with lower-costing time deposits.

Average borrowings, including subordinated debentures, decreased $240.6 million, or 21.4%, to $883.4 million for the quarter ended June 30, 2006, compared to $1.12 billion for the quarter ended June 30, 2005. For the six months ended June 30, 2006, average borrowings decreased $224.6 million, or 19.6%, to $921.5 million, compared to $1.15 billion for the six months ended June 30, 2005. Interest paid on such borrowed funds decreased $321,000, or 3.7%, to $8.4 million for the quarter ended June 30, 2006, from $8.7 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, interest paid on such borrowed funds decreased $658,000, or 3.7%, to $17.0 million, from $17.6 million for the six months ended June 30, 2005. The average cost of borrowings was 3.82% and 3.71% for the three and six months ended June 30, 2006, respectively, compared with 3.12% and 3.10% for the three and six months ended June 30, 2005, respectively.

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

The Company recorded provisions for loan losses of $565,000 and $1.1 million for the three and six months ended June 30, 2006, respectively. This compares with a provision for loan losses of $400,000 recorded for the three and six months ended June 30, 2005. The increase in the provision for loan losses for the three and six months ended June 30, 2006, compared with the same periods in 2005, was attributable to year-over-year loan portfolio growth and changes in portfolio composition from retail to commercial loans. The Company had net charge-offs of $214,000 and $845,000 for the three and six months ended June 30, 2006, respectively, compared to net charge-offs of $884,000 and $813,000 for the same respective periods in 2005. The allowance for loan losses was $32.3 million, or 0.86% of total loans at June 30, 2006, compared to $32.0 million, or 0.86% of total loans at December 31, 2005 and $33.4 million, or 0.91% of total loans at June 30, 2005.

Non-Interest Income. Non-interest income totaled $7.3 million for the quarter ended June 30, 2006, a decrease of $268,000, or 3.5%, compared to $7.6 million for the same period in 2005. Decreases in net gains on securities sales of $1.2 million and fee income of $460,000 were partially offset by a $1.4 million increase in other income for the quarter ended June 30, 2006, compared with the same period in 2005. During the second quarter of 2006, the Company sold $35.3 million in lower-yielding mortgage- backed securities, resulting in a loss of $1.6 million. The proceeds were used to repay borrowings as the Company continued its near-term efforts to de-leverage the balance sheet and protect the net interest margin. The decrease in fee income was primarily attributable to a $429,000 reduction in commercial loan prepayment fee income compared with the same period in 2005. The increase in other income was primarily attributable to gains recognized on the call of FHLB-NY advances resulting from the accelerated accretion of related purchase accounting adjustments.

For the six months ended June 30, 2006, non-interest income totaled $14.6 million, an increase of $895,000, or 6.5%, compared to $13.7 million for the same period in 2005. Increases in other income of $1.3 million and fee income of $655,000 were partially offset by a reduction in securities gains of $1.1 million. The increase in other income was primarily attributable to gains recognized on the call of FHLB advances. The increase in fee income was primarily attributable to deposit fees, equity fund fees and fees related to the outsourcing of the official check function. The decrease in gains on securities sales was due to losses recorded on the sales of mortgage-backed securities during the quarter ended June 30, 2006.

Non-Interest Expense. For the three months ended June 30, 2006, non-interest expense decreased $3.3 million, or 9.9%, to $29.9 million, compared to $33.2 million for the three months ended June 30, 2005. Compensation and employee benefits expense decreased $1.8 million, primarily due to a $1.4 million expense recognized in the second quarter of 2005 in connection with the VRI. Other non-interest expense decreased $336,000 for the quarter ended June 30, 2006, compared with the same period in 2005, as a result of reductions in printing and supplies expense, consultant fees, insurance, and telephone expense. Net occupancy expense decreased $326,000 for the quarter ended June 30, 2006, compared with the same period in 2005, primarily as a result of reductions in equipment maintenance costs and utilities expense. Amortization of intangibles decreased $288,000 for the quarter ended June 30, 2006, compared with the same period in 2005, as a result of scheduled reductions in core deposit intangible amortization and a reduction in mortgage servicing rights amortization resulting from slower principal repayments. Advertising expense decreased $249,000 for the quarter ended June 30, 2006, compared with the same period in 2005, due to the timing of marketing initiatives. Data processing expense decreased $238,000 for the quarter ended June 30, 2006, compared with the same period in 2005, primarily due to the outsourcing of item processing in the fourth quarter of 2005.

For the six months ended June 30, 2006, non-interest expense decreased $4.5 million, or 6.9%, to $60.1 million, compared to $64.6 million for the same period in 2005. Compensation and employee benefits expense decreased $2.5 million for the six months ended June 30, 2006, compared with the same period in 2005, as a result of reductions in staff and the expense recorded in the second quarter of 2005 in connection with the VRI. The Company employed 893 full-time equivalent employees at June 30, 2006, compared to 912 full-time equivalent employees at June 30, 2005. For the six months ended June 30, 2006, benefits expense decreased $670,000 due primarily to reductions in employee health insurance costs, and stock-based compensation decreased $186,000 compared with the same period in 2005. Amortization of intangibles decreased $848,000 for the six months ended June 30, 2006, compared with the same period in 2005, as a result of scheduled reductions in the amortization of core deposit intangibles. Net occupancy expense decreased $411,000 for the six months ended June 30, 2006, compared with the same period in 2005, primarily as a result of reductions in software and equipment maintenance costs and utilities expense. Data processing expense decreased $474,000 for the six months ended June 30, 2006, compared with the same period in 2005, primarily due to the outsourcing of items processing in the fourth quarter of 2005.

The Company’s annualized non-interest expense as a percentage of average assets improved to 2.04% for the quarter ended June 30, 2006, compared with 2.12% for the same period in 2005. For the six months ended June 30, 2006, non-interest expense as a percentage of average assets was 2.05%, compared with 2.07% for the same period in 2005. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 59.91% for the quarter ended June 30, 2006, compared with 62.08% for the same period in 2005. For the six months ended June 30, 2006, the efficiency ratio was 59.73%, compared with 60.46% for the same period in 2005.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates.

•	Current asset and liability spreads to market interest rates are fixed.

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction.

•	Money Market accounts move at 25% of the rate ramp in either direction.

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2006 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$168,345	$944	0.6%
-100	168,227	826	0.5
Static	167,401	—	—
+100	166,269	(1,132)	(0.7)
+200	165,057	(2,344)	(1.4)

The preceding table indicates that, as of June 30, 2006, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.4%, or $2.3 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 0.6%, or $944,000.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2006 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,266,484	$83,078	7.0%	20.7%	4.6%
-100	1,239,158	55,752	4.7	20.4	3.3
Flat	1,183,406	—	—	19.7	—
+100	1,121,004	(62,402)	(5.3)	19.0	(3.9)
+200	1,058,781	(124,625)	(10.5)	18.2	(7.8)

The above table indicates that as of June 30, 2006, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 10.5%, or $124.6 million. If rates were to decrease 200 basis points, the model forecasts a 7.0%, or $83.1 million increase in the present value of equity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
April 1, 2006 through April 30, 2006	—	$—	—	4,490,635
May 1, 2006 through May 31, 2006	1,538,800	18.14	1,538,800	2,951,835
June 1, 2006 through June 30, 2006	1,318,662	18.06	1,318,662	1,633,173
Total	2,857,462	$18.10	2,857,462

(1)	On April 21, 2006, the Company’s Board of Directors approved the purchase of up to 3,426,274 shares of its common stock under a fourth general repurchase program which commenced upon completion of the Company’s third stock repurchase program in May 2006.
(2)	On July 26, 2006, the Company’s Board of Directors approved the purchase of up to 3,284,058 shares of its common stock under a fifth general repurchase program to commence upon completion of the Company’s fourth stock repurchase program.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. The 2006 Annual Meeting of Stockholders was held on April 26, 2006 (the “Annual Meeting”). The matters considered and voted on by the Company’s stockholders at the Annual Meeting and the vote of the stockholders were as follows:

Matter 1. The election of five directors, each for a three-year term.

Name	FOR	WITHHELD
Geoffrey M. Connor	52,641,652	9,675,825
Christopher Martin	60,921,979	1,395,498
Edward O’Donnell	61,259,679	1,057,798
Thomas E. Sheenan	61,026,065	1,291,412
Jeffries Shein	61,191,451	1,126,026

Matter 2. The ratification of the appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2006.

FOR	AGAINST	ABSTAIN
61,620,958	532,910	163,609

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

PROVIDENT FINANCIAL SERVICES, INC.

Date: August 9, 2006	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2006	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)