Form 10-Q
period 2006-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2006-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006 there were 79,879,017 shares issued and 64,309,507 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 744,214 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2006 (Unaudited) and December 31, 2005

(Dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$129,873	$107,353
Short-term investments	2,450	9,915

Total cash and cash equivalents	132,323	117,268

Investment securities (market value of $398,428 (unaudited) and $407,972 at September 30, 2006 and December 31, 2005, respectively)	400,474	410,914
Securities available for sale, at fair value	836,592	1,082,957
Federal Home Loan Bank (“FHLB”) stock	32,824	43,794

Loans	3,757,736	3,739,122
Less allowance for loan losses	32,197	31,980

Net loans	3,725,539	3,707,142

Foreclosed assets, net	443	670
Banking premises and equipment, net	57,997	60,949
Accrued interest receivable	21,044	23,155
Intangible assets	431,021	435,838
Bank-owned life insurance (“BOLI”)	114,933	111,075
Other assets	70,807	58,612

Total assets	$5,823,997	$6,052,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,024,365	$1,109,507
Savings deposits	1,343,036	1,363,997
Certificates of deposit of $100,000 or more	392,157	304,229
Other time deposits	1,186,675	1,143,725

Total deposits	3,946,233	3,921,458

Mortgage escrow deposits	17,355	18,121
Borrowed funds	783,755	970,108
Subordinated debentures	25,941	26,444
Other liabilities	37,551	39,948

Total liabilities	4,810,835	4,976,079

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 63,563,973 shares outstanding at September 30, 2006 and 68,661,800 outstanding at December 31, 2005	799	799
Additional paid-in capital	967,258	964,555
Retained earnings	416,284	395,589
Accumulated other comprehensive loss	(7,669)	(8,906)
Treasury stock, at cost	(292,236)	(167,113)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(71,274)	(73,316)
Common stock acquired by the Stock Award Plan (“SAP”)	—	(35,313)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(13,033)	(13,244)
Deferred compensation – DDFP	13,033	13,244

Total stockholders’ equity	1,013,162	1,076,295

Total liabilities and stockholders’ equity	$5,823,997	$6,052,374

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and Nine months ended September 30, 2006 and 2005 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income:
Real estate secured loans	$40,188	$38,759	$119,917	$115,673
Commercial loans	7,382	5,691	20,318	15,927
Consumer loans	9,023	7,889	25,821	22,390
Investment securities	4,197	4,275	12,713	12,925
Securities available for sale	10,045	12,271	32,207	38,901
Other short-term investments	32	103	127	419
Federal funds	—	283	52	819

Total interest income	70,867	69,271	211,155	207,054

Interest expense:
Deposits	22,669	15,603	59,907	42,619
Borrowed funds	7,843	8,478	23,997	25,405
Subordinated debentures	436	379	1,255	1,083

Total interest expense	30,948	24,460	85,159	69,107

Net interest income	39,919	44,811	125,996	137,947
Provision for loan losses	100	100	1,220	500

Net interest income after provision for loan losses	39,819	44,711	124,776	137,447

Non-interest income:
Fees	5,688	6,384	17,220	17,261
BOLI	1,329	1,286	3,858	3,838
Net gain (loss) on securities transactions	1,093	213	(47)	151
Other income (loss)	225	(63)	1,921	292

Total non-interest income	8,335	7,820	22,952	21,542

Non-interest expense:
Compensation and employee benefits	16,765	15,221	49,196	50,186
Net occupancy expense	4,462	4,842	13,732	14,523
Data processing expense	2,229	2,135	6,082	6,462
Amortization of intangibles	1,374	1,595	4,512	5,581
Advertising and promotion expense	797	1,086	3,063	3,290
Other operating expenses	4,462	5,151	13,652	14,593

Total non-interest expense	30,089	30,030	90,237	94,635

Income before income tax expense	18,065	22,501	57,491	64,354

Income tax expense	5,080	7,564	17,186	20,626

Net income	$12,985	$14,937	$40,305	$43,728

Basic earnings per share	$0.22	$0.23	$0.65	$0.66
Average basic shares outstanding	59,568,556	65,324,553	61,688,564	66,730,203
Diluted earnings per share	$0.22	$0.23	$0.65	$0.65
Average diluted shares outstanding	60,296,944	66,081,331	62,424,568	67,487,825

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2004 $	799	$960,792	$358,678	$3,767	$(70,810)	$(76,101)	$(40,349)	$(13,379)	$13,379	$1,136,776
Comprehensive income:
Net income	—	—	43,728	—	—	—	—	—	—	43,728
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($7,301))	—			(10,571)	—	—	—	—	—	(10,571)
Reclassification adjustment for losses included in net income (net of tax of ($62))	—		—	(89)	—	—	—	—	—	(89)

Total comprehensive income										$33,068

Cash dividends paid	—	—	(16,721)	—	—	—	—	—	—	(16,721)
Distributions from DDFP	—	—	—	—	—	—	—	155	(155)	—
Purchase of treasury stock	—	—	—	—	(83,342)	—	—	—	—	(83,342)
Allocation of ESOP shares	—	65	—	—	—	2,039	—	—	—	2,104
Allocation of SAP shares	—	45	—	—	—	—	3,829	—	—	3,874
Allocation of stock options	—	2,643	—	—	—	—	—	—	—	2,643

Balance at September 30, 2005 $	799	$963,545	$385,685	$(6,893)	$(154,152)	$(74,062)	$(36,520)	$(13,224)	$13,224	$1,078,402

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2006 and 2005 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295
Comprehensive income:
Net income	—	—	40,305	—	—	—	—	—	—	40,305
Other comprehensive income:
Unrealized holding gain on securities arising during the Period (net of tax of $863)	—	—	—	1,209	—	—	—	—	—	1,209
Reclassification adjustment for losses included in net income (net of tax of ($19))	—	—	—	28	—	—	—	—	—	28

Total comprehensive income										$41,542

Cash dividends declared	—	—	(19,610)	—	—	—	—	—	—	(19,610)
Distributions from DDFP	—	41	—	—	—	—	—	191	(191)	41
Purchases of treasury stock	—	—	—	—	(93,452)	—	—	—	—	(93,452)
Allocation of ESOP shares	—	131	—	—	—	2,042	—	—	—	2,173
Allocation of SAP shares	—	18	—	—	3,642	—	—	—	—	3,660
Adoption of SFAS No. 123R	—	—	—	—	(35,313)	—	35,313	—	—	—
Allocation of stock options	—	2,513	—	—	—	—	—	—	—	2,513

Balance at September 30, 2006	$799	$967,258	$416,284	$(7,669)	$(292,236)	$(71,274)	$—	$(13,033)	$13,033	$1,013,162

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$40,305	$43,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,097	11,444
Provision for loan losses	1,220	500
Deferred tax expense	957	1,856
Increase in cash surrender value of BOLI	(3,858)	(3,838)
Net amortization of premiums and discounts on securities	2,236	5,529
Accretion of net deferred loan fees	(1,540)	(1,873)
Amortization of premiums on purchased loans, net	2,878	3,598
Net increase in loans originated for sale	(11,132)	(16,537)
Proceeds from sales of loans originated for sale	11,200	16,734
Proceeds from sales of foreclosed assets, net	902	770
Allocation of ESOP shares	2,173	2,104
Allocation of SAP shares	3,660	3,874
Allocation of stock options	2,513	2,643
Net (gain) loss on sale of loans	(68)	231
Net loss (gain) on securities available for sale	47	(151)
Net gain on sale of foreclosed assets	—	(35)
Decrease in accrued interest receivable	2,111	2,972
(Increase) decrease in other assets	(4,224)	2,492
(Decrease) increase in other liabilities	(2,397)	1,448

Net cash provided by operating activities	57,080	77,489

Cash flows from investing activities:
Proceeds from sales of loans	—	14,575
Proceeds from maturities, calls and paydowns of investment securities	32,863	55,970
Purchases of investment securities	(22,985)	(32,846)
Proceeds from sales of securities available for sale	41,365	32,830
Proceeds from maturities and paydowns of securities available for sale	260,736	265,133
Purchases of securities available for sale	(55,338)	(83,703)
Net (increase) decrease in loans	(20,627)	7,896
Purchases of premises and equipment, net	(2,633)	(3,796)

Net cash provided by investing activities	233,381	256,059

Cash flows from financing activities:
Net increase (decrease) in deposits	24,775	(86,125)
(Decrease) increase in mortgage escrow deposits	(766)	3,379
Purchase of treasury stock	(93,452)	(83,342)
Cash dividends paid to stockholders	(19,610)	(16,721)
Proceeds from FHLB Advances	164,500	52,500
Payments on FHLB Advances	(316,233)	(170,034)
Net decrease in short-term borrowings	(34,620)	(143)

Net cash used in financing activities	(275,406)	(300,486)

Net increase in cash and cash equivalents	15,055	33,062
Cash and cash equivalents at beginning of period	117,268	163,694

Cash and cash equivalents at end of period	$132,323	$196,756

Cash paid during the period for:
Interest on deposits and borrowings	$83,778	$69,008

Income taxes	$21,167	$14,292

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$675	$1,016

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2005 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2006			2005			2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$12,985			$14,937			$40,305			$43,728

Basic earnings per share:
Income available to common stockholders	$12,985	59,568,556	$0.22	$14,937	65,324,553	$0.23	$40,305	61,688,564	$0.65	$43,728	66,730,203	$0.66
Dilutive DDFP shares		728,388			754,418			736,004			756,244
Dilutive common stock equivalents		—			2,360			—			1,378

Diluted earnings per share:
Income available to common stockholders	$12,985	60,296,944	$0.22	$14,937	66,081,331	$0.23	$40,305	62,424,568	$0.65	$43,728	67,487,825	$0.65

Anti-dilutive stock options and awards totaling 4,894,634 shares at September 30, 2006, were excluded from the earnings per share calculations.

C. Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment”

Prior to January 1, 2006, the Company’s stock option plan and stock award plan (“SAP”) were accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan and SAP. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. The expense related to the SAP is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period of the awards. Unvested and unallocated SAP shares were recorded as a separate component of stockholders’ equity at cost.

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

Note 2. Loans and Allowance for Loan Losses

Loans receivable at September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
Mortgage loans:
Residential	$1,663,998	$1,773,288
Commercial	736,941	636,739
Multi-family	70,783	77,619
Commercial construction	278,507	289,453

Total mortgage loans	2,750,229	2,777,099

Commercial loans	408,642	393,827
Consumer loans	588,306	556,645

Total other loans	996,948	950,472

Premium on purchased loans	11,868	13,190
Less: Discount on purchased loans	944	1,110
Less: Net deferred fees	365	529

	$3,757,736	$3,739,122

The activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$32,255	$33,353	$31,980	$33,766
Provision charged to operations	100	100	1,220	500
Recoveries of loans previously charged off	397	342	1,212	1,283
Loans charged off	(555)	(1,174)	(2,215)	(2,928)

Balance at end of period	$32,197	$32,621	$32,197	$32,621

Note 3. Deposits

Deposits at September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
Savings	$1,343,036	$1,363,997
Money market	134,262	117,080
NOW	439,518	516,462
Non-interest bearing	450,585	475,965
Certificates	1,578,832	1,447,954

	$3,946,233	$3,921,458

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

In addition to pension benefits, certain health care and life insurance benefits are made available to certain retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective December 31, 2002, the Company eliminated post-retirement health care and life insurance benefits for new employees and for employees with less than ten years of service at that date.

Net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 include the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$—	—	175	208	$—	—	525	607
Interest cost	279	307	442	354	837	936	1,326	1,149
Expected return on plan assets	(411)	(461)	—	—	(1,233)	(1,361)	—	—
Amortization of unrecognized transitional obligation	—	—	96	96	—	—	288	288
Amortization of the net (gain) loss	—	(2)	27	5	—	2	81	82

Net periodic benefit (increase) cost	$(132)	(156)	740	663	$(396)	(423)	2,220	2,126

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it does not expect to contribute to its defined benefit pension plan in 2006. As of September 30, 2006, no contributions to the defined benefit pension plan have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2006 were calculated using the results of the January 1, 2006 SFAS No. 87 and SFAS No. 106 Valuations.

Note 5. Impact of Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or financial statement disclosures.

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was released in July 2006. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, may continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or financial statement disclosures.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 is effective for public entities for fiscal years ending after December 15, 2006, and for nonpublic entities for fiscal years ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of adoption of SFAS No. 158 and is unable, at this time, to quantify the impact to stockholders’ equity at the time of adoption.

The Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current-year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB No. 108 allows registrants to record the effect of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial condition, results of operations or financial statement disclosures.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, in particular risks and uncertainties associated with the successful merger with, and integration of the operations of First Morris Bank & Trust, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Acquisition of First Morris Bank & Trust

On October 15, 2006, the Company entered into an agreement under which First Morris Bank & Trust (“First Morris”) will merge with and into the Company’s subsidiary, The Provident Bank. Consideration will be paid to First Morris stockholders in a combination of stock and cash valued at approximately $124.1 million. The transaction is subject to regulatory approvals and First Morris’ stockholder approval. The merger will add nine branches to The Provident Bank with deposits of $518 million as of June 30, 2006 in Morris County, New Jersey.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, The Provident Bank is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three or nine months ended September 30, 2006 or 2005.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Total assets at September 30, 2006 decreased $228.4 million, or 3.8%, to $5.82 billion compared to $6.05 billion at December 31, 2005, as cash flows from reductions in securities and deposit growth were used to fund repayments of borrowings, common stock repurchases and loan growth.

Securities available for sale, at fair value, decreased $246.4 million, or 22.7%, to $836.6 million at September 30, 2006, compared to $1.08 billion at December 31, 2005. The decline in the securities portfolio was primarily attributable to scheduled investment maturities and amortization of mortgage-backed securities. In addition, the Company sold $37.0 million of primarily mortgage-backed securities during the second quarter as part of its ongoing interest rate risk management process. During the third quarter, the Company also sold $4.4 million of equity securities. The weighted average life of the Company’s available for sale securities portfolio was 3.1 years at September 30, 2006.

Federal Home Loan Bank stock decreased $11.0 million, or 25.0%, to $32.8 million at September 30, 2006, compared to $43.8 million at December 31, 2005. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at September 30, 2006 increased $18.4 million, or 0.5%, to $3.73 billion, compared to $3.71 billion at December 31, 2005. Commercial real estate loans, including multi-family and construction loans, increased $82.4 million to $1.09 billion at September 30, 2006, compared to $1.00 billion at December 31, 2005. Consumer loans increased $31.7 million to $588.3 million at September 30, 2006, compared to $556.6 million at December 31, 2005. In addition, commercial loans increased $14.8 million to $408.6 million at September 30, 2006, compared to $393.8 million at December 31, 2005. Partially offsetting these increases, residential mortgage loans decreased $109.3 million to $1.66 billion at September 30, 2006, compared to $1.77 billion at December 31, 2005, as residential mortgage loan originations of $70.2 million and purchases of $53.7 million were more than offset by repayments of $221.5 million and sales of $11.1 million for the nine months ended September 30, 2006.

Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.25 billion and accounted for 60.1% of the loan portfolio at September 30, 2006, compared to $2.33 billion, or 62.5% of the portfolio at December 31, 2005. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.49 billion, or 39.9% of the loan portfolio at September 30, 2006, compared to $1.40 billion, or 37.5% at December 31, 2005. The Company intends to continue to focus on the origination of commercial loans.

At September 30, 2006, the allowance for loan losses totaled $32.2 million, compared with $32.0 million at December 31, 2005. Total non-performing loans were $6.8 million at September 30, 2006, compared to $6.0 million at December 31, 2005. At September 30, 2006, non-performing loans included $429,000 outstanding on two commercial mortgage loans that were past maturity by more than ninety days and still accruing interest. These loans were current as to interest and had estimated loan-to-value ratios of 41% and 65% at September 30, 2006. The Company has subsequently received $139,000 in full satisfaction of one of the loans and anticipates full collection of the remaining loan. Non-performing assets were $7.2 million at September 30, 2006, compared to $6.7 million at December 31, 2005. Total non-performing loans as a percentage of total loans were 0.18% at September 30, 2006 compared with 0.16% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.86% at September 30, 2006 and December 31, 2005.

Total deposits increased $24.8 million from $3.92 billion at December 31, 2005, to $3.95 billion at September 30, 2006, with a $130.9 million increase in certificates of deposit partially offset by a $106.1 million decrease in core deposits. Core deposits, which consist of all demand and savings deposits, represented 60.0% and 63.1% of total deposits at September 30, 2006 and December 31, 2005, respectively. Certificates of deposit growth occurred primarily in thirteen-month and shorter maturity categories. The Company has chosen to replace a portion of maturing wholesale borrowings with lower-costing certificates of deposit.

Borrowed funds decreased $186.4 million, or 19.2%, to $783.8 million at September 30, 2006, from $970.1 million at December 31, 2005, as proceeds from maturing investments and the amortization and sales of securities were used to pay off maturing borrowings. Borrowed funds as a percentage of total assets declined to 13.5% at September 30, 2006, from 16.0% at December 31, 2005.

Total stockholders’ equity decreased $63.1 million, or 5.9%, to $1.01 billion at September 30, 2006, compared to $1.08 billion at December 31, 2005. This decrease was due to common stock repurchases totaling $93.5 million and cash dividends paid of $19.6 million, partially offset by net income of $40.3 million, the allocation of shares to stock-based compensation plans of $8.4 million and $1.2 million in other comprehensive income. At September 30, 2006, book value per share and tangible book value per share were $15.94 and $9.16, respectively.

Common stock repurchases for the quarter ended September 30, 2006, totaled 1.4 million shares at an average cost of $18.32 per share. For the nine months ended September 30, 2006, common stock repurchases totaled 5.1 million shares at an average cost of $18.20 per share. At September 30, 2006, 3.5 million shares remained eligible for repurchase under current authorizations.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB-NY. As of September 30, 2006, the Company had $20.0 million in outstanding borrowings against these lines of credit.

Cash needs for the nine months ended September 30, 2006, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of residential mortgage loans, mortgage-backed securities and investments, and increases in deposits. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, and the repayment of borrowings.

As of September 30, 2006, the Bank exceeded all regulatory capital requirements as follows:

	At September 30, 2006
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$212,754	4.00%	$463,647	8.72%
Tier 1 risk-based capital	155,155	4.00	463,647	11.95
Total risk-based capital	310,310	8.00	495,844	12.78

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

General. The Company reported net income of $13.0 million for the three months ended September 30, 2006 and $40.3 million for the nine months ended September 30, 2006, compared to $14.9 million and $43.7 million for the same periods in 2005. Basic and diluted earnings per share were $0.22 for the quarter and $0.65 for the nine months ended September 30, 2006, compared with basic and diluted earnings per share of $0.23 for the same quarter in 2005 and $0.66 and $0.65, respectively, for the nine months ended September 30, 2005. Annualized return on average assets was 0.89% and 0.92% for the three and nine months ended September 30, 2006, respectively, compared with 0.96% and 0.93% for the same respective periods in 2005. Annualized return on average equity was 5.07% and 5.15% for the three and nine months ended September 30, 2006, compared with 5.42% and 5.28% for the same respective periods in 2005. The earnings and per share data for the three and nine months ended September 30, 2006 were impacted by a one-time executive severance payment previously reported by the Company, which resulted in an after-tax charge of $473,000, or $0.01 per share. The earnings and per share data for the nine months ended September 30, 2005 were impacted by the acceptance of a Voluntary Resignation Initiative (“VRI”) by certain officers of the Company, which resulted in an after-tax charge of $815,000, or $0.01 per share.

The reduction in net income for the three and nine months ended September 30, 2006, compared with the same periods in 2005, was primarily attributable to the Company’s short-term strategy in light of the prolonged flat or inverted yield curve of foregoing asset growth in favor of preserving net interest margin. The Company has chosen to incrementally reposition its balance sheet to benefit from the eventual re-emergence of a more normalized yield curve, continuing its recent practice of using cash flows from its securities portfolios to pay down wholesale borrowings and managing capital through common stock repurchases. Partially offsetting the reduction in net interest income, the Company continued to make progress in controlling total non-interest expense, which declined $4.4 million, or 4.6%, for the nine months ended September 30, 2006, compared to the same period last year.

Net Interest Income. Total net interest income decreased $4.9 million, or 10.9%, to $39.9 million for the quarter ended September 30, 2006, compared to $44.8 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, total net interest income decreased $12.0 million, or 8.7%, to $126.0 million, compared to $137.9 million for the same period in 2005. Interest income for the third quarter of 2006 increased $1.6 million, or 2.3%, to $70.9 million, compared to $69.3 million for the same period in 2005. For the nine months ended September 30, 2006, interest income increased $4.1 million, or 2.0%, to $211.2 million, compared to $207.1 million for the nine months ended September 30, 2005. Interest expense increased $6.5 million, or 26.5%, to $30.9 million for the quarter ended September 30, 2006, compared to $24.5 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, interest expense increased $16.1 million, or 23.2%, to $85.2 million, compared to $69.1 million for the nine months ended September 30, 2005. The changes in interest income and expense for the three and nine months ended September 30, 2006, versus the comparable 2005 periods reflected increases in market interest rates experienced throughout the last year.

The Company’s net interest margin decreased 14 basis points to 3.17% for the quarter ended September 30, 2006, compared to 3.31% for the quarter ended September 30, 2005. The net interest margin for the quarter ended September 30, 2006 decreased 16 basis points from the trailing quarter net interest margin of 3.33%. The net interest margin decreased 7 basis points to 3.28% for the nine months ended September 30, 2006, from 3.35% for the same period in 2005. The net interest spread was 2.73% for the quarter ended September 30, 2006, compared with 2.91% for the trailing quarter and 2.98% for the same period in 2005. For the nine months ended September 30, 2006, the net interest spread was 2.87%, compared with 3.04% for the same period in 2005. The Company continued its near-term strategy of de-leveraging the balance sheet in the current interest rate environment, but nevertheless experienced net interest margin compression in the third quarter of 2006 as competitive deposit pricing, while less costly than comparable wholesale borrowings, increased funding costs faster than interest earning asset yields grew.

The average yield on interest-earning assets increased 50 basis points to 5.61% for the quarter ended September 30, 2006, compared to 5.11% for the comparable quarter in 2005. Compared to the trailing quarter, the yield on interest-earning assets increased 9 basis points from 5.52%. For the nine months ended September 30, 2006, the yield on interest-earning assets increased 48 basis points to 5.51%, from 5.03% for the same period in 2005. The increases in interest-earning asset yields were primarily attributable to rising market interest rates, favorable repricing on adjustable-rate assets, as well as growth in higher-yielding commercial loans.

The average cost of interest-bearing liabilities increased 75 basis points to 2.88% for the quarter ended September 30, 2006, compared to 2.13% for the quarter ended September 30, 2005. Compared to the trailing quarter, the average cost of interest-bearing liabilities increased 27 basis points from 2.61%. For the nine months ended September 30, 2006, the average cost of interest-bearing liabilities increased 65 basis points to 2.64%, from 1.99% for the same period in 2005. The increases in the average cost of interest-bearing liabilities were primarily attributable to rising market interest rates and unfavorable repricing on maturing time deposits. Since January 1, 2005, the Board of Governors of the Federal Reserve increased the federal funds borrowing rate twelve times, for a total of 300 basis points. The Federal Reserve’s actions have had an unfavorable impact on the repricing of the Company’s deposits, which are priced off of the short-end of the yield curve.

The average balance of net loans increased $56.2 million, or 1.5%, to $3.72 billion for the quarter ended September 30, 2006, compared to $3.66 billion for the same period in 2005. Income on all loans secured by real estate increased $1.4 million, or 3.7%, to $40.2 million for the three months ended September 30, 2006, compared to $38.8 million for the three months ended September 30, 2005. Interest income on commercial loans increased $1.7 million, or 29.7%, to $7.4 million for the quarter ended September 30, 2006, compared to $5.7 million for the quarter ended September 30, 2005. Consumer loan interest income increased $1.1 million, or 14.4%, to $9.0 million for the quarter ended September 30, 2006, compared to $7.9 million for the quarter ended September 30, 2005. The average loan yield for the three months ended September 30, 2006 was 6.06%, compared with 5.69% for the same period in 2005.

For the nine months ended September 30, 2006, the average balance of net loans increased $50.4 million, or 1.4%, to $3.71 billion, compared to $3.66 billion for the same period in 2005. Income on all loans secured by real estate increased $4.2 million, or 3.7%, to $119.9 million for the nine months ended September 30, 2006, compared to $115.7 million for the nine months ended September 30, 2005. Interest income on commercial loans increased $4.4 million, or 27.6%, to $20.3 million for the nine months ended September 30, 2006, compared to $15.9 million for the nine months ended September 30, 2005. Consumer loan interest income increased $3.4 million, or 15.3%, to $25.8 million for the nine months ended September 30,

2006, compared to $22.4 million for the nine months ended September 30, 2005. The average loan yield for the nine months ended September 30, 2006 was 5.98%, compared with 5.60% for the same period in 2005.

Interest income on investment securities held to maturity decreased $78,000, or 1.8%, to $4.2 million for the quarter ended September 30, 2006, compared to $4.3 million for the quarter ended September 30, 2005. Average investment securities held to maturity totaled $405.5 million for the quarter ended September 30, 2006, compared with $429.6 million for the same period last year. For the nine months ended September 30, 2006, interest income on investment securities held to maturity decreased $212,000, or 1.6%, to $12.7 million, compared to $12.9 million for the same period in 2005. Average investment securities held to maturity totaled $408.9 million for the nine months ended September 30, 2006, compared with $431.6 million for the same period last year.

Interest income on securities available for sale decreased $2.2 million, or 18.1%, to $10.0 million for the quarter ended September 30, 2006, compared to $12.3 million for the quarter ended September 30, 2005. Average securities available for sale were $872.4 million for the three months ended September 30, 2006, compared with $1.22 billion for the same period in 2005. For the nine months ended September 30, 2006, interest income on securities available for sale decreased $6.7 million, or 17.2%, to $32.2 million, compared to $38.9 million for the nine months ended September 30, 2005. Average securities available for sale were $960.5 million for the nine months ended September 30, 2006, compared with $1.29 billion for the same period in 2005. Cash flows from securities maturities, amortization and sales have been used to reduce borrowings and fund loan growth and common stock repurchases. The average yield on all securities was 4.34% and 4.26% for the three and nine months ended September 30, 2006, respectively, compared with 3.88% for the same respective periods in 2005.

The average balance of interest-bearing core deposit accounts decreased $211.2 million, or 10.1%, to $1.87 billion for the quarter ended September 30, 2006, compared to $2.08 billion for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, average interest-bearing core deposits decreased $219.4 million, or 10.4%, to $1.90 billion, compared with $2.11 billion for the same period in 2005. Partially offsetting these declines, average time deposit account balances increased $171.0 million, or 12.4%, to $1.55 billion for the quarter ended September 30, 2006, compared to $1.38 billion for the same period in 2005. For the nine months ended September 30, 2006, average time deposits increased $126.4 million, or 9.1%, to $1.52 billion, compared with $1.39 billion for the same period in 2005. Interest paid on deposit accounts increased $7.1 million, or 45.3%, to $22.7 million for the quarter ended September 30, 2006, compared to $15.6 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, interest paid on deposit accounts increased $17.3 million, or 40.6%, to $59.9 million, compared to $42.6 million for the nine months ended September 30, 2005. The average cost of interest-bearing deposits was 2.63% and 2.34% for the three and nine months ended September 30, 2006, respectively, compared with 1.79% and 1.63% for the three and nine months ended September 30, 2005, respectively, reflecting increased market interest rates and the market-driven shift in deposit composition to time deposits. The increase in average time deposits was further attributable to the Company’s decision to replace a portion of maturing borrowings with lower-costing time deposits.

Average borrowings, including subordinated debentures, decreased $266.4 million, or 24.1%, to $837.3 million for the quarter ended September 30, 2006, compared to $1.10 billion for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, average borrowings decreased $238.7 million, or 21.1%, to $893.1 million, compared to $1.13 billion for the nine months ended September 30, 2005. Interest paid on such borrowed funds decreased $578,000, or 6.5%, to $8.3 million for the quarter ended September 30, 2006, from $8.9 million for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, interest paid on such borrowed funds decreased $1.2 million, or 4.7%, to $25.3 million, from $26.5 million for the nine months ended September 30, 2005. The average cost of borrowings was 3.92% and 3.78% for the three and nine months ended September 30, 2006, respectively, compared with 3.18% and 3.13% for the three and nine months ended September 30, 2005, respectively.

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

The Company recorded provisions for loan losses of $100,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively. This compares with provisions for loan losses of $100,000 and $500,000 recorded for the three and nine months ended September 30, 2005, respectively. The increase in the provision for loan losses for the nine months ended September 30, 2006, compared with the same period in 2005, was attributable to year-over-year loan portfolio growth and changes in portfolio composition from retail to commercial loans. The Company had net charge-offs of $158,000 and $1.0 million for the three and nine months ended September 30, 2006, respectively, compared to net charge-offs of $832,000 and $1.6 million for the same respective periods in 2005. The allowance for loan losses was $32.2 million, or 0.86% of total loans at September 30, 2006, compared to $32.0 million, or 0.86% of total loans at December 31, 2005 and $32.6 million, or 0.89% of total loans at September 30, 2005.

Non-Interest Income. Non-interest income totaled $8.3 million for the quarter ended September 30, 2006, an increase of $515,000, or 6.6%, compared to the same period in 2005. Increases in net gains on securities sales of $880,000 and other income of $288,000 were partially offset by a $696,000 decrease in fee income for the quarter ended September 30, 2006, compared with the same period in 2005. During the third quarter of 2006, the Company sold $4.4 million in equity securities, resulting in a gain of $1.1 million. The proceeds were used to repay borrowings as the Company continued its efforts to de-leverage the balance sheet and protect the net interest margin. The increase in other income was primarily attributable to gains on loan sales of $23,000 recorded in the quarter ended September 30, 2006, compared with losses on loan sales of $221,000 recorded for the same period in 2005. In addition, the Company recognized gains on the call of FHLB advances resulting from the accelerated accretion of related purchase accounting adjustments of $123,000 in the third quarter of 2006. The decrease in fee income was primarily attributable to a $593,000 reduction in commercial loan prepayment fee income for the quarter ended September 30, 2006, as compared with the same period in 2005.

For the nine months ended September 30, 2006, non-interest income totaled $23.0 million, an increase of $1.4 million, or 6.5%, compared to the same period in 2005. An increase in other income of $1.6 million was partially offset by a reduction in securities gains of $198,000. The increase in other income was primarily attributable to gains of $1.5 million recognized on the call of FHLB advances for the nine months ended September 30, 2006. The decrease in gains on securities sales was due to losses recorded on the sales of mortgage-backed securities during the quarter ended June 30, 2006.

Non-Interest Expense. For the three months ended September 30, 2006, non-interest expense increased $59,000, or 0.2%, to $30.1 million, compared to $30.0 million for the three months ended September 30, 2005. Compensation and employee benefits expense increased $1.5 million, primarily due to a one-time executive severance payment of $800,000 previously reported by the Company in a Current Report on Form 8-K filed on September 13, 2006. Other non-interest expense decreased $689,000 for the quarter ended September 30, 2006, compared with the same period in 2005, primarily due to reductions in ATM and debit card maintenance costs, insurance, and telephone expense. Net occupancy expense decreased $380,000 for the quarter ended September 30, 2006, compared with the same period in 2005, primarily as a result of reductions in equipment maintenance costs and depreciation expense. Amortization of intangibles decreased $221,000 for the quarter ended September 30, 2006, compared with the same period in 2005, as a result of scheduled reductions in core deposit intangible amortization and a reduction in mortgage servicing rights amortization resulting from slower principal repayments. Advertising expense decreased $289,000 for the quarter ended September 30, 2006, compared with the same period in 2005, due to the timing of marketing initiatives.

For the nine months ended September 30, 2006, non-interest expense decreased $4.4 million, or 4.6%, to $90.2 million, compared to $94.6 million for the same period in 2005. Compensation and employee benefits expense decreased $990,000 for the nine months ended September 30, 2006, compared with the same period in 2005, as a result of reductions in staff and the $1.4 million expense recorded in the second quarter of 2005 in connection with the VRI, partially offset by $800,000 in executive severance recorded in the third quarter of 2006. The Company employed 874 full-time equivalent employees at September 30, 2006, compared to 926 full-time equivalent employees at January 1, 2005. Amortization of intangibles decreased $1.1 million for the nine months ended September 30, 2006, compared with the same period in 2005, as a result of scheduled reductions in the amortization of core deposit intangibles. Other non-interest expense decreased $941,000 for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to reductions in ATM and debit card maintenance costs, insurance, and telephone expense. Net occupancy expense decreased $791,000 for the nine months ended

September 30, 2006, compared with the same period in 2005, primarily as a result of reductions in equipment maintenance costs and depreciation expense. Data processing expense decreased $380,000 for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to the outsourcing of items processing in the fourth quarter of 2005.

The Company’s annualized non-interest expense as a percentage of average assets was 2.06% for the quarter ended September 30, 2006, compared with 1.93% for the same period in 2005. For the nine months ended September 30, 2006, non-interest expense as a percentage of average assets was 2.05%, compared with 2.02% for the same period in 2005. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 62.36% for the quarter ended September 30, 2006, compared with 57.06% for the same period in 2005. For the nine months ended September 30, 2006, the efficiency ratio was 60.58%, compared with 59.34% for the same period in 2005. The Company’s expense and efficiency ratios have been adversely impacted by the reductions in asset size and revenue resulting from the Company’s de-leveraging of the balance sheet given the current unfavorable interest rate environment.

Income Tax Expense. Income tax expense decreased $2.5 million, to $5.1 million, on income before taxes of $18.1 million resulting in an effective tax rate of 28.1% for the three months ended September 30, 2006, compared to income tax expense of $7.6 million on income before taxes of $22.5 million resulting in an effective tax rate of 33.6% for the same period in 2005. Income tax expense decreased $3.4 million to $17.2 million, on income before taxes of $57.5 million resulting in an effective tax rate of 29.9% for the nine months ended September 30, 2006, compared to income tax expense of $20.6 million on income before taxes of $64.4 million resulting in an effective tax rate of 32.1% for the same period in 2005. The reductions in the Company’s effective tax rate were the result of a larger proportion of the Company’s income being derived from tax-exempt interest and Bank-owned life insurance appreciation, as well as state tax benefits recorded on subsidiary company net operating losses.

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

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 25% of the rate ramp in either direction;

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2006 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$154,944	$535	0.3%
-100	155,133	724	0.5
Static	154,409	—	—
+100	153,168	(1,241)	(0.8)
+200	151,735	(2,674)	(1.7)

The preceding table indicates that, as of September 30, 2006, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.7%, or $2.7 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 0.3%, or $535,000.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2006 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,318,088	$70,259	5.6%	21.4%	3.6%
-100	1,296,858	49,029	3.9	21.2	2.7
Flat	1,247,829	—	—	20.6	—
+100	1,184,595	(63,234)	(5.1)	19.9	(3.7)
+200	1,119,635	(128,194)	(10.3)	19.1	(7.6)

The above table indicates that as of September 30, 2006, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 10.3%, or $128.2 million. If rates were to decrease 200 basis points, the model forecasts a 5.6%, or $70.3 million increase in the present value of equity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes in net interest income requires the use of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While management believes such assumptions are reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the net interest income table presented assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

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

Item 1A. Risk Factors

Except as to the additional risk factor disclosed below, there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The Company May Fail to Realize the Anticipated Benefits of the Proposed Merger of First Morris Bank & Trust into The Provident Bank.

On October 16, 2006, the Company announced the proposed merger of First Morris Bank & Trust with and into The Provident Bank, the Company’s bank subsidiary. The proposed merger remains subject to approval by banking regulators, as well as the stockholders of First Morris Bank & Trust. We anticipate completing the merger late in the first quarter of 2007. The success of the proposed merger will depend on, among other things, the Company’s ability to realize anticipated cost savings and to combine the businesses of The Provident Bank and First Morris Bank & Trust in a manner that does not materially disrupt the existing customer relationships of The Provident Bank or First Morris Bank & Trust or result in decreased revenues from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and First Morris Bank & Trust have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s or First Morris Bank & Trust’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of the Company to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
July 1, 2006 through July 31, 2006	3,346	$17.95	3,346	4,913,885
August 1, 2006 through August 31, 2006	1,267,059	18.31	1,267,059	3,646,826
September 1, 2006 through September 30, 2006	114,200	18.40	114,200	3,532,626
Total	1,384,605	$18.32	1,384,605

(1)	On April 21, 2006, the Company’s Board of Directors approved the purchase of up to 3,426,274 shares of its common stock under a fourth general repurchase program which commenced upon completion of the Company’s third stock repurchase program in May 2006.
(2)	On July 26, 2006, the Company’s Board of Directors approved the purchase of up to 3,284,058 shares of its common stock under a fifth general repurchase program to commence upon completion of the Company’s fourth stock repurchase program.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date: November 9, 2006	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2006	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)