Form 10-K
period 2006-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2007-03-01
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

As of February 15, 2007, there were 79,879,017 issued and 63,316,762 shares of the Registrant’s Common Stock outstanding, including 737,334 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2006, as quoted by the NYSE, was approximately $1.11 billion.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

PROVIDENT FINANCIAL SERVICES, INC.

Forward Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Provident Financial Services, Inc. (“the Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, in particular risks and uncertainties associated with the successful merger with, and integration of the operations of First Morris Bank & Trust, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

PART I

Item 1.	Busines s

Provident Financial Services, Inc.

The Company is a Delaware corporation which, on January 15, 2003, became the holding company for The Provident Bank (the “Bank”), following the completion of the conversion of the Bank to a stock chartered savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board. On July 14, 2004, the Company completed its acquisition of First Sentinel Bancorp, Inc.

On October 15, 2006, the Company and First Morris Bank & Trust (“First Morris”) signed a definitive agreement under which First Morris will merge into the Bank. Consideration will be paid to First Morris stockholders in a combination of stock and cash. The transaction is subject to First Morris stockholder approval and regulatory approvals for both companies and is expected to close early in the second quarter of 2007.

At December 31, 2006, the Company had total assets of $5.74 billion, net loans of $3.75 billion, total deposits of $3.83 billion, and total stockholders’ equity of $1.02 billion. The Company’s mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and the Company’s telephone number is (201) 333-1000.

The Provident Bank

Originally established in 1839, the Bank is a New Jersey-chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Bank is a community- and customer-oriented bank operating 75 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union, which the Bank considers its primary market area. The Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its markets. The Bank attracts deposits from the general public in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

The following are highlights of The Provident Bank’s operations:

Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank diversifies its loan portfolio by emphasizing the origination of commercial mortgage and commercial business loans. These loans generally have adjustable interest rates that initially are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than single-family residential mortgage loans.

Asset Quality. As of December 31, 2006, non-performing assets were $8.1 million or 0.14% of total assets, compared to $6.7 million or 0.11% of total assets at December 31, 2005. The Bank’s asset quality reflects its focus on underwriting criteria and on aggressive collection efforts and conservative charge-off practices. The levels of commercial mortgage and commercial business loans and the relatively larger credit concentrations increase the Bank’s credit risk.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $2.27 billion at December 31, 2006, representing 59.2% of total deposits. The Bank also focuses on increasing the number of households and businesses served and the number of bank products per customer.

Increasing Non-Interest Income. The Bank’s emphasis on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. A primary source of non-interest income is derived from fees on core deposit accounts. The Bank has also focused on expanding products and services to generate additional non-interest income by offering investment products, estate management and trust services. Total non-interest income was $32.0 million for the year ended December 31, 2006, compared with $29.2 million for the year ended December 31, 2005, and fee income increased to $23.3 million for the year ended December 31, 2006, from $23.0 million for the year ended December 31, 2005.

Managing Interest Rate Risk. Although the Bank’s liabilities are more sensitive to changes in interest rates than its assets, the Bank manages its exposure to interest rate risk by emphasizing the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2006, 49.9% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2006, the Bank’s securities portfolio, excluding equity securities, totaled $1.15 billion and had an average expected life of 3.87 years.

Capital Management. The Company repurchased $99.6 million of its common stock and paid cash dividends totaling $24.3 million in 2006.

Available Information. The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All filed SEC reports and interim filings can also be obtained from the Bank’s website, www.providentnj.com, on the “Investor Relations” page, without charge from the Company.

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2006, the Bank operated a network of 75 full-service banking offices throughout ten counties in northern and central New Jersey, comprised of 16 offices in Hudson County, 3 in Bergen, 6 in Essex, 1 in Mercer, 23 in Middlesex, 10 in Monmouth, 2 in Morris, 6 in Ocean, 5 in Somerset and 3 in Union Counties. The Bank also maintains The Provident Loan Center in Woodbridge, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s ten-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population estimates as of 2005, the Bank’s ten-county market area has a population of 6.0 million, which was 68.7% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, because of its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, employment growth in New Jersey has continued to ease, rising 1.4% in 2006, compared to 1.5% in 2005. However, the state’s unemployment rate has also moderated to 4.2% at year-end 2006, compared to 4.6% at year-end 2005.

Within its ten-county market area, the Bank has an approximate 2.39% share of bank deposits as of June 30, 2006, the latest date for which statistics are available, and an approximate 1.85% deposit share of the New Jersey market statewide.

COMPETITION

The Bank faces intense competition both in originating loans and attracting deposits. The northern and central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies, mortgage brokers and other loan origination firms operating in our market area. The Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in the market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than the Bank and offer services, such as private banking, that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchase of short-term money market securities and other corporate and government securities.

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

The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family residences, office buildings, and retail and industrial properties. To limit its exposure to interest rate risk, the Bank generally adjusts the interest rate following an initial five-year period in the majority of the commercial real estate loans it originates.

The Bank provides construction loans for both single family and condominium projects intended for sale and projects that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform site plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank manages its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

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

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Residential mortgage loans	$1,623,374	43.28%	$1,773,288	47.83%	$1,866,614	50.82%	$1,044,788	47.12%	$699,469	34.43%
Commercial mortgage loans	701,519	18.70	594,788	16.04	653,312	17.78	427,341	19.28	420,250	20.68
Multi-family mortgage loans	69,356	1.85	77,112	2.08	85,785	2.34	90,045	4.06	76,499	3.77
Construction loans	282,898	7.54	289,453	7.81	188,902	5.14	99,072	4.47	96,028	4.73

Total mortgage loans	2,677,147	71.37	2,734,641	73.76	2,794,613	76.08	1,661,246	74.93	1,292,246	63.61

Mortgage warehouse loans	—	—	—	—	—	—	4,148	0.19	276,383	13.60
Commercial loans	503,786	13.43	436,285	11.77	386,151	10.51	268,864	12.13	207,916	10.23
Consumer loans	592,948	15.80	556,645	15.02	514,296	14.00	300,825	13.57	275,812	13.57

Total other loans	1,096,734	29.23	992,930	26.79	900,447	24.51	573,837	25.89	760,111	37.40

Premiums on purchased loans	11,285	0.30	13,190	0.35	14,421	0.39	5,411	0.24	2,123	0.10
Unearned discounts	(875)	(0.02)	(1,110)	(0.03)	(1,309)	(0.04)	(1,547)	(0.07)	—	—
Net deferred fees	(627)	(0.02)	(529)	(0.01)	(961)	(0.02)	(1,580)	(0.07)	(1,625)	(0.08)

Allowance for loan losses	(32,434)	(0.86)	(31,980)	(0.86)	(33,766)	(0.92)	(20,631)	(0.92)	(20,986)	(1.03)

Total loans, net	$3,751,230	100.00%	$3,707,142	100.00%	$3,673,445	100.00%	$2,216,736	100.00%	$2,031,869	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2006, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
				(In thousands)
Residential mortgage loans	$6,692	$10,272	$13,172	$121,257	$585,416	$886,565	$1,623,374
Commercial mortgage loans	24,994	81,081	58,584	417,267	108,628	10,965	701,519
Multi-family mortgage loans	3,159	2,950	2,684	53,657	5,231	1,675	69,356
Construction loans	168,424	110,298	4,176	—	—	—	282,898

Total mortgage loans	203,269	204,601	78,616	592,181	699,275	899,205	2,677,147

Commercial loans	145,347	66,604	44,098	213,036	31,209	3,492	503,786
Consumer loans	79,506	33,241	55,815	87,392	335,473	1,521	592,948

Total loans	$428,122	$304,446	$178,529	$892,609	$1,065,957	$904,218	$3,773,881

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2006, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2007. Adjustable-rate loans are included based on contractual maturities.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$815,661	$801,021	$1,616,682
Commercial mortgage loans	415,017	261,508	676,525
Multi-family mortgage loans	39,294	26,903	66,197
Construction loans	—	114,474	114,474

Total mortgage loans	1,269,972	1,203,906	2,473,878

Commercial loans	144,039	214,400	358,439
Consumer loans	475,721	37,721	513,442

Total loans	$1,889,732	$1,456,027	$3,345,759

Residential Mortgage Lending. A principal lending activity of the Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. Residential mortgage lending represents the largest single component of the total loan portfolio. As of December 31, 2006, $1.62 billion or 43.0% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 50.7% were fixed-rate and 49.3% were adjustable-rate loans.

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

The residential mortgage portfolio is primarily underwritten to Freddie Mac and Fannie Mae standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 100% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more, as well as loans with a loan-to-value ratio of 97% or more, are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in the Bank’s portfolio generally include loans with a term of 15 years or less and biweekly payment loans with a term of 20 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.

Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2006, $17.7 million, or 18.5% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2006 were long-term fixed-rate mortgages.

The retention of adjustable-rate mortgages, as opposed to longer term, fixed-rate residential mortgage loans, helps reduce the Bank’s exposure to interest rate risk. However, adjustable-rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. To minimize this risk, borrowers of one- to four-family one-year adjustable-rate loans are qualified at the maximum rate which would be in effect after the first interest rate adjustment. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less onerous than the interest rate risks associated with holding 20- and 30-year fixed-rate loans in its loan portfolio.

The Bank has for many years offered discounted rates on loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $117.3 million. The Bank also offers a special rate program for first time homebuyers under which originations have totaled over $24.4 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. Commercial real estate and construction loans have increased to 27.9% of the portfolio at December 31, 2006, from 25.8% of the portfolio at December 31, 2005. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period that is generally five to ten years or less, which then adjust after the initial period. Typically these loans are written for maturities of ten years or less and have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.25 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and contacts in the commercial real estate market.

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

The Bank’s largest commercial mortgage loan as of December 31, 2006 was a $25.0 million loan secured by an established, 378 room, full-service hotel in Elizabeth, New Jersey. The Bank’s share of the total loan is $20.0 million, all of which was outstanding at December 31, 2006. A participation in the remaining $5.0 million was sold to another lending institution. The loan was performing in accordance with its terms and conditions as of December 31, 2006.

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

The Bank also attempts to control the risk of the construction lending process by other means. For single family/condominium financing, the Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit. On commercial construction projects that the developer holds for rental, the Bank typically holds back funds for tenant improvements until a lease is executed.

One of the Bank’s two largest construction loans as of December 31, 2006 was a $28.0 million construction/permanent mortgage loan secured by an 80% pre-leased, 115,000 square foot retail shopping center located in Clifton, New Jersey. The borrower is an experienced developer of retail properties in the State of New Jersey. The loan was performing in accordance with its terms and conditions as of December 31, 2006. In addition, the Bank has a second $28.0 million construction mortgage loan commitment secured by a 100% pre-leased, to be built, 126,000 square foot medical office building in New Brunswick, New Jersey. The borrower is an experienced developer in the State of New Jersey. As of December 31, 2006, there was no outstanding balance with respect to this commitment.

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

The Bank also underwrites Small Business Administration guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank attained “Preferred Lender” status with the SBA in 2006, allowing a more streamlined application and approval process.

The underwriting of a commercial loan is based upon a review of the financial statements of the prospective borrower and guarantors. In most cases the Bank obtains a general lien on accounts receivable and inventory, along with the specific collateral such as real estate or equipment, as appropriate.

For commercial loans less than $100,000, the Bank uses an automated underwriting system, which includes a nationally-recognized credit scorecard to assist in its decision-making process. For larger commercial loans, a traditional approach of reviewing all the financial information and collateral in greater detail by seasoned lenders is utilized.

Commercial business loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $25.0 million line of credit to a financial services firm. As of December 31, 2006, there was no outstanding balance with respect to this line of credit.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Home equity loans and home equity lines of credit constituted 69.7% of the consumer loan portfolio as of December 31, 2006. Indirect marine loans comprised 19.2% of the consumer loan portfolio, and indirect auto loans comprised 9.3% of the consumer loan portfolio at December 31, 2006, respectively.

The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2006 were $248.0 million and $74.8 million, respectively.

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

The Bank’s consumer loan portfolio contains other types of loans such as loans on motorcycles, recreational vehicles and personal loans, which represent 1.8% of the portfolio. Personal unsecured loans are originated primarily as an accommodation to existing customers.

Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats and recreational vehicles. Collateral repossessed by the Bank from a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, and this is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, and Repayments. The following table sets forth the Bank’s loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Originations:
Residential mortgage	$95,753	$152,826	$141,338
Commercial mortgage	186,004	61,474	110,019
Multi-family mortgage	226	5,402	901
Construction	254,116	273,750	125,406
Commercial	391,161	407,685	345,111
Consumer	251,941	271,899	244,938

Subtotal of loans originated	1,179,201	1,173,036	967,713
Mortgage warehouse	—	—	3,020
Loans purchased	57,170	137,412	322,011

Total loans originated	1,236,371	1,310,448	1,292,744

Loans acquired from First Sentinel:
Residential mortgage	—	—	720,875
Commercial mortgage	—	—	223,543
Multi-family mortgage	—	—	7,650
Construction	—	—	124,210
Commercial	—	—	7,204
Consumer	—	—	119,704

Total loans acquired from First Sentinel	—	—	1,203,186

Loans sold or securitized	17,687	36,167	86,695

Repayments:
Residential mortgage	284,475	346,453	276,411
Commercial mortgage	79,272	119,977	107,591
Multi-family mortgage	7,982	14,075	12,812
Construction	260,671	173,199	159,785
Commercial	322,636	356,649	233,576
Consumer	212,889	225,018	147,736

Subtotal of loan repayments	1,167,925	1,235,371	937,911
Mortgage warehouse loans	—	—	7,167

Total repayments	1,167,925	1,235,371	945,078

Total reductions	1,185,612	1,271,538	1,031,773

Other items, net (1)	(6,217)	(6,999)	5,687

Net increase	$44,542	$31,911	$1,469,844

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

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

The Bank has adopted a risk rating system as part of the risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review all loans rated a “watch” or worse. In addition, the Loan Review Department, which is independent of the lending areas, validates the risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2006, the regulatory lending limit was $74.4 million. The Bank’s internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $65.0 million for loans with a risk rating of 2 or better, $60.0 million for loans with a risk rating of 3 and $50.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type. At

December 31, 2006, the Bank’s largest total lending relationship with an individual borrower and its related entities was $69.9 million, consisting of two lines of credit and thirteen separate commercial mortgage loans with a risk rating of 3. Each of these commercial mortgage loans is secured by a mortgage on an existing retail shopping center located in New Jersey. The borrower is a well-established, experienced developer and operator of retail properties. Management has determined that this exception to the internal policy limit is manageable and is mitigated by the diverse mix of commercial properties that secure a majority of the exposure as well as a large and diverse tenant base. This lending relationship was approved as an exception to the internal policy limits by the Loan Committee of the Board of Directors and reported to the Board of Directors of the Bank. As of December 31, 2006, all of the loans included in this lending relationship were performing in accordance with their respective terms and conditions.

As of December 31, 2006, the Bank had $850.4 million in loans outstanding to its 50 largest borrowers and their related entities.

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

Collection Procedures. In the case of residential mortgage and consumer loans, the collections personnel in the Bank’s Asset Recovery Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency, telephone calls, letters and other notices to the delinquent borrower. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after the loan is delinquent. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four- family mortgage loans follow the collection guidelines outlined by those agencies.

Real estate and other assets taken by foreclosure or in connection with a loan workout are held as foreclosed assets. The Bank carries other real estate owned and other foreclosed assets at the lower of their cost or their fair market value less estimated selling costs. The Bank attempts to sell the property at foreclosure sale or as soon as practical after the foreclosure sale through a proactive marketing effort.

The collection procedures for commercial real estate and commercial loans include sending periodic late notices and letters to a borrower once a loan is past due. The Bank attempts to make direct contact with a borrower once a loan is 16 days past due, usually by telephone. The Chief Lending Officer reviews all commercial real estate and commercial loan delinquencies on a weekly basis. Delinquent commercial real estate and commercial loans are transferred to the Asset Recovery Department for further action if the delinquency is not cured within a reasonable period of time, typically 60 to 90 days. The Chief Lending Officer has the authority to transfer performing commercial real estate or commercial loans to the Asset Recovery Department if, in his opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectible are proposed for charge-off on a monthly basis. The charge-off recommendation is then submitted to Executive Management for approval.

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Lending Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2006, there were three impaired loans totaling $234,000.

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

Federal and state regulations as well as the Bank’s policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. Under this internal risk rating system, the Bank currently classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard”

assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention.”

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

The determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can order the establishment of additional general or specific loss allowances. In December 2006, the FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2006, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Assets are classified in accordance with the management guidelines described above. At December 31, 2006, $20.6 million of assets were classified as “substandard” which consisted of $4.4 million in residential loans, $7.5 million in commercial and multi-family mortgage loans, $7.4 million in commercial loans and $1.3 million in consumer loans. At that same date, there were no loans classified as “doubtful” or “loss”. As of December 31, 2006, $9.8 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2006				At December 31, 2005				At December 31, 2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	14	$2,023	38	$4,426	27	$1,692	40	$3,956	29	$2,577	41	$4,184
Commercial mortgage loans	—	—	—	—	—	—	—	—	—	—	—	—
Multi-family mortgage loans	—	—	1	742	—	—	—	—	—	—	—	—
Construction loans	—	—	2	569	—	—	—	—	—	—	—	—

Total mortgage loans	14	2,023	41	5,737	27	1,692	40	3,956	29	2,577	41	4,184
Mortgage warehouse loans	—	—	—	—	—	—	—	—	—	—	—	—
Commercial loans	8	1,112	4	508	4	110	7	843	6	289	5	862
Consumer loans	40	1,327	39	1,304	35	1,769	59	1,206	59	1,082	53	1,149

Total loans	62	$4,462	84	$7,549	66	$3,571	106	$6,005	94	$3,948	99	$6,195

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were no troubled debt restructurings as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at any of the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$4,426	$3,956	$4,184	$3,395	$4,073
Commercial mortgage loans	—	—	—	151	2,682
Multi-family mortgage loans	742	—	—	—	—
Construction loans	569	—	—	217	—
Mortgage warehouse loans	—	—	—	223	—
Commercial loans	234	843	862	1,016	34
Consumer loans	1,304	1,206	1,149	1,126	1,723

Total non-accruing loans	7,275	6,005	6,195	6,128	8,512
Accruing loans delinquent 90 days or more	274	—	—	—	—

Total non-performing loans	7,549	6,005	6,195	6,128	8,512
Foreclosed assets	528	670	140	41	—

Total non-performing assets	$8,077	$6,675	$6,335	$6,169	$8,512

Total non-performing assets as a percentage of total assets	0.14%	0.11%	0.10%	0.14%	0.22%

Total non-performing loans to total loans	0.20%	0.16%	0.17%	0.27%	0.41%

Loans generally are placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $328,000 during the year ended December 31, 2006. At December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

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

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing loan risk ratings include the following:

•	results of the routine loan quality reviews by the Loan Review Department and by outside third parties retained by the Loan Review Department;

•	general economic and business conditions affecting key lending areas;

•	credit quality trends (including trends in non-performing loans, including anticipated trends based on market conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio; and

•	duration of the current business cycle.

When assigning a risk rating to a loan, management utilizes the Bank’s internal risk rating system which is a nine point rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department, and for loans requiring Credit Committee approval, they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

Based on the composition of the loan portfolio, management believes the primary risks inherent in the portfolio are possible increases in interest rates, a possible decline in the economy and a possible decline in real estate market values. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$31,980	$33,766	$20,631	$20,986	$21,909

Charge offs:
Residential mortgage loans	9	18	71	1,070	333
Commercial mortgage loans	—	22	—	—	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	—	12,500
Commercial loans	1,025	1,008	1,671	1,904	1,859
Consumer loans	1,800	2,986	4,619	1,412	228

Total	2,834	4,034	6,361	4,386	14,920

Recoveries:
Residential mortgage loans	158	155	186	1,523	271
Commercial mortgage loans	14	93	—	—	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	—	—
Commercial loans	305	340	432	772	451
Consumer loans	1,491	1,060	2,353	576	475

Total	1,968	1,648	2,971	2,871	1,197

Net charge-offs	866	2,386	3,390	1,515	13,723
Provision for loan losses	1,320	600	3,600	1,160	12,800
Allowance of acquired institution	—	—	12,925	—	—

Balance at end of period	$32,434	$31,980	$33,766	$20,631	$20,986

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.07%	0.12%	0.08%	0.70%

Allowance for loan losses to total loans	0.86%	0.86%	0.91%	0.92%	1.02%

Allowance for loan losses to non-performing loans	429.65%	532.56%	545.05%	336.67%	246.55%

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$2,736	43.01%	$2,854	47.57%	$3,000	50.52%	$1,804	46.74%	$1,447	34.08%
Commercial mortgage loans	8,873	18.59	7,246	15.96	7,893	17.68	4,898	19.12	4,898	20.48
Multi-family mortgage loans	768	1.84	773	2.07	930	2.32	932	4.03	745	3.73

Construction loans	4,837	7.50	4,397	7.77	2,918	5.11	1,595	4.43	1,247	4.68
Mortgage warehouse loans	—	—	—	—	—	—	43	0.19	3,408	13.47
Commercial loans	6,311	13.35	5,676	11.70	7,400	10.45	5,278	12.03	2,708	10.13
Consumer loans	6,119	15.71	5,760	14.93	5,889	13.92	3,385	13.46	3,507	13.43
Unallocated	2,790	—	5,274	—	5,736	—	2,696	—	3,026	—

Total	$32,434	100.00%	$31,980	100.00%	$33,766	100.00%	$20,631	100.00%	$20,986	100.00%

INVESTMENT ACTIVITIES

General. The investment policy for the Bank and the Company is approved annually by the Board of Directors. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the investment policy and establish investment strategies. The President and Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Treasurer are authorized to make investment decisions consistent with the investment policy. Investment transactions for the Bank are reported to the Board of Directors of the Bank on a monthly basis.

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

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. All privately-issued CMOs in the investment portfolio are rated “AAA” at December 31, 2006.

Amortized Cost and Fair Value of Securities. The following tables sets forth certain information regarding the amortized cost and fair values of our securities as of the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$153,628	$151,054	$188,506	$186,290	$229,001	$230,115
State and municipal obligations	236,028	235,326	221,634	220,908	215,858	219,182
Equity securities	—	—	774	774	774	774

Total held-to-maturity	$389,656	$386,380	$410,914	$407,972	$445,633	$450,071

Available for Sale:
U.S. Treasury obligations	$10,998	$10,971	$80,958	$80,378	$95,887	$95,312
State and municipal obligations	10,917	10,863	10,630	10,610	10,876	10,942
Mortgage-backed securities	693,274	681,803	902,629	887,188	1,167,838	1,169,087
FHLMC obligations	9,870	9,882	—	—	1,971	2,008
FNMA obligations	10,016	9,987	—	—	—	—
FHLB obligations	29,893	29,813	9,923	9,844	—	—
Corporate obligations	11,999	11,999	61,292	61,368	90,735	92,495
Equity securities	25,837	25,576	32,627	33,569	32,864	36,496

Total available for sale	$802,804	$790,894	$1,098,059	$1,082,957	$1,400,171	$1,406,340

Average expected life of securities(1)	3.87 years		3.67 years		3.37 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

At December 31, 2006:	Carrying Value	Fair Value
FNMA	$371,247	$370,481
FHLMC	386,897	385,840

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2006. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2006
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$—	—%	$22,448	4.39%	$131,180	4.84%	$153,628	4.77%
State and municipal obligations	6,797	4.17	42,178	3.87	118,069	3.77	68,984	3.89	236,028	3.83

Total held to maturity	$6,797	4.17%	$42,178	3.87%	$140,517	3.87%	$200,164	4.51%	$389,656	4.20%

Available for sale:
U.S. Treasury obligations	$9,970	3.57%	$1,001	4.78%	$—	—%	$—	—%	$10,971	3.68%
State and municipal obligations	161	3.94	5,500	4.48	5,202	4.64	—	—	10,863	4.55
Mortgage-backed securities	—	—	28,749	4.51	143,231	4.46	509,823	4.60	681,803	4.56
Agency obligations	9,928	4.18	39,754	5.06	—	—	—	—	49,682	4.88
Corporate obligations	11,999	5.30	—	—	—	—	—	—	11,999	5.30

Total available for sale	$32,058	4.41%	$75,004	4.80%	$148,433	4.46%	$509,823	4.60%	$765,318	4.58%

(1)	Yields are not tax equivalent.

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

Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers IRA and KEOGH accounts. Business customers are offered several checking account and savings plans, cash management services, remote deposit capture services, payroll origination services, escrow account management and MasterCard business cards. The Bank’s customer relationship management strategy focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding the Bank’s branch locations. In order to attract and retain deposits, the Bank offers competitive rates, quality customer service and offers a wide variety of products and services that meet customers’ needs, including online banking. The Bank has no brokered deposits.

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When considering deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 59.2% of total deposits at December 31, 2006 and 63.1% of total deposits at December 31, 2005. As of December 31, 2006 and December 31, 2005, time deposits maturing in less than one year amounted to $1.32 billion and $1.08 billion, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
			(In thousands)
Certificates of deposit of $100,000 or more	$141,118	$62,007	$140,904	$49,805	$393,834
Certificates of deposit less than $100,000	343,303	208,652	427,642	186,071	1,165,668

Total certificates of deposit	$484,421	$270,659	$568,546	$235,876	$1,559,502

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2006						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2006	2005	2004
					(In thousands)
Rate:
0.00 to 0.99%	$2,281	$3	$3	$—	$1	$—	$2,288	$3,799	$7,348
1.00 to 2.00%	1,096	61	2	—	—	—	1,159	9,190	812,561
2.01 to 3.00%	45,904	1,919	—	—	—	6	47,829	621,407	251,131
3.01 to 4.00%	437,555	65,433	40,629	508	1,225	2,636	547,986	589,245	129,109
4.01 to 5.00%	449,668	9,019	24,497	33,040	14,638	8,948	539,810	179,423	135,152
5.01 to 6.00%	381,787	2,349	3,239	341	14,581	9,171	411,468	35,212	40,843
6.01 to 7.00%	5,334	178	599	1,856	722	132	8,821	9,547	18,886
Over 7.01%	1	39	17	3	—	81	141	131	165

Total	1,323,626	$79,001	$68,986	$35,748	$31,167	$20,974	$1,559,502	$1,447,954	$1,395,195

Borrowed Funds. At December 31, 2006, the Bank had $841.0 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. agency obligations or mortgage-related securities.

As a member of the FHLB of New York, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$495,436	$679,726	$768,858
FHLB line of credit	91,000	48,000	70,000
Securities sold under agreements to repurchase	434,483	466,244	493,409

Average Balance:
FHLB advances	437,612	633,000	680,297
FHLB line of credit	46,033	1,693	9,899
Securities sold under agreements to repurchase	366,933	444,454	254,185

Weighted Average Interest Rate:
FHLB advances	3.50%	3.25%	3.04%
FHLB line of credit	5.29	3.63	1.05
Securities sold under agreements to repurchase	3.86	2.95	2.48

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB advances	$429,788	$530,982	$700,678
FHLB line of credit	58,000	48,000	—
Securities sold under repurchase agreements	353,202	391,126	465,386

Total borrowed funds	$840,990	$970,108	$1,166,064

Weighted average interest rate of FHLB advances	3.68%	3.27%	3.14%
Weighted average interest rate of FHLB line of credit	5.39%	4.21%	—
Weighted average interest rate of securities sold under agreements to repurchase	4.16%	3.40%	2.78%

FINANCIAL MANAGEMENT AND TRUST SERVICES

The Bank offers a full range of trust and financial management services primarily to individuals. These services include wealth management services, such as investment management and investment advisory accounts, as well as custody accounts. The Bank also serves as trustee for living and testamentary trusts. Trust officers also provide estate settlement services when the Bank has been named executor or guardian of an estate. At December 31, 2006, the book value of assets under administration was $212.5 million and the number of accounts under administration was 522.

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

First Sentinel Capital Trust I and First Sentinel Capital Trust II were special purpose business trusts established for the purpose of issuing $25.0 million of preferred capital securities. The Company owned 100% of the common securities of each entity. First Sentinel Capital Trust I and First Sentinel Capital Trust II were cancelled as of December 27, 2006, following the redemption of the related preferred capital securities.

TPB Realty, LLC, is a wholly-owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2006, TPB Realty had total assets of $2.1 million.

PERSONNEL

As of December 31, 2006, the Company had 795 full-time and 162 part-time employees. None of the Company’s employees were represented by a collective bargaining group. The Company believes its relationship with its employees is good.

REGULATION

General

The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA. The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”) under the New Jersey Banking Act applicable to bank holding companies. The Company and the Bank are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Commissioner. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. The Company files certain reports with, and otherwise complies with, the rules and regulations of the SEC under the federal securities laws and the listing requirements of the New York Stock Exchange.

The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter, and by the FDIC as the deposit insurer. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine the Company and the Bank whenever it deems an examination advisable. The Department examines the Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

Federal Banking Regulation

Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

Tier 1 capital is comprised of:

•	common stockholders’ equity, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values;

•	non-cumulative perpetual preferred stock, including any related surplus; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital are comprised of:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2006:

	As of December 31, 2006
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$448,180	8.46%	4.0%
Tier 1 risk-based capital	448,180	11.31	4.0
Total risk-based capital	480,614	12.13	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2006, the Bank was considered “well capitalized” under FDIC guidelines.

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

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. The Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries.

Federal Home Loan Bank System. The Bank is a member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements.

Deposit Insurance. The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006. Among other things this legislation merged the Savings Association Insurance Fund and the Bank Insurance Fund into a unified fund as of March 15, 2006, and increased the amount of deposit insurance from $100,000 to $130,000 with a cost of living adjustment to become effective in five years. The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law. The changes required by the law will not become effective until the final regulations have been issued.

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

Transactions with Affiliates. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution, financial subsidiary or other entity defined by the regulation generally is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

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

Prompt Corrective Action. Federal law requires the FDIC and the other federal banking regulators to promptly resolve the problems of undercapitalized institutions. Federal law also establishes five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The FDIC’s regulations define the five capital categories as follows:

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000; or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus. Generally, loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons, and not involve more than the normal risk of payment or present other unfavorable features. The Bank does not, as a matter of policy, make loans to its directors or to their immediate family members and related interests.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $8.5 million and up to $45.8 million, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.2 million plus 10% against that portion of total transaction accounts in excess of up to $45.8 million. The first $8.5 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

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

The USA PATRIOT Act

The USA PATRIOT Act was signed into law on October 26, 2001 and was renewed on March 9, 2006. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2006, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2006:

	As of December 31, 2006
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$597,190	11.21%	4.0%
Tier 1 risk-based capital	597,190	14.98	4.0
Total risk-based capital	629,623	15.79	8.0

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2006, the Company was also “well capitalized” under Federal Reserve Bank guidelines.

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

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company has not elected to qualify as a financial holding company under federal regulations , although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

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

Acquisition of Control. Under federal law and under the New Jersey Banking Act, no person may acquire control of the Company or the Bank without first obtaining approval of such acquisition of control from the Federal Reserve Board and the Commissioner.

Federal Securities Laws. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, the Company’s Chief Executive Officer and Chief Financial Officer each certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the board of directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

Retained earnings at December 31, 2006 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2006, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, the Company had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax.

The Company and the Bank pay the greater of the corporate business tax (“CBT”) (at 9% of taxable income) or the Alternative Minimum Assessment (“AMA”) tax. There are two methods for calculating the AMA tax, the gross receipts method or the gross profits method. Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.125% to 0.4%. Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.25% to 0.8%. The taxpayer has the option of choosing either the gross receipts or gross profits method, but once an election is made, the taxpayer must use the same method for the next four tax years. The AMA tax is creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for each taxpayer may not exceed $5.0 million per year and the sum of the AMA for each member of an affiliated group may not exceed $20.0 million per year for members of an affiliated group with five or more taxpayers. For tax years beginning after June 30, 2006, the AMA tax shall be zero.

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

In addition to factors discussed in the description of our business and elsewhere in this Annual Report on Form 10-K, the following are risk factors that could adversely affect our future results of operations and our financial condition.

The Company May Fail to Realize the Anticipated Benefits of the Proposed Merger of First Morris Bank & Trust into The Provident Bank

On October 16, 2006, the Company announced the proposed merger of First Morris Bank & Trust with and into The Provident Bank, the Company’s wholly-owned bank subsidiary. The proposed merger remains subject to approval by banking regulators, as well as the stockholders of First Morris Bank & Trust. We anticipate completing the merger early in the second quarter of 2007. The success of the proposed merger will depend on, among other things, the Company’s ability to realize anticipated cost savings and to combine the businesses of The Provident Bank and First Morris Bank & Trust in a manner that does not materially disrupt the existing customer relationships of The Provident Bank or First Morris Bank & Trust or result in decreased revenues from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

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

Our Construction, Commercial Real Estate and Commercial Loans Expose Us to Increased Lending Risks

Our strategy continues to be to increase our construction loans, commercial mortgage loans and commercial loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2006, the average loan size for a construction loan was $3.4 million, for a commercial real estate loan was $1.5 million and for a commercial loan was $207,000, compared to an average loan size of $180,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey have a significant impact on our construction loans, commercial mortgage loans and commercial loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, decreases in real estate values and a slowdown in real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are affected substantially by our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates could have an adverse affect on net interest income because, as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 2.1% or $3.4 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2006, our available for sale securities portfolio totaled $790.9 million. Unrealized gains and losses on securities available for sale are reported as a separate component of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

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

Property

At December 31, 2006, the Bank conducted business through 75 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $59.8 million at December 31, 2006.

Item 3.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS”. Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2006, there were 79,879,017 shares of the Company’s common stock issued and 63,233,548 shares outstanding and 6,372 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as, the cash dividends paid per common share during the periods indicated.

	2006			2005
	High	Low	Dividend	High	Low	Dividend
First Quarter	$18.96	$18.00	$0.09	$19.14	$17.06	$0.07
Second Quarter	18.61	17.65	0.10	17.88	16.03	0.08
Third Quarter	18.88	17.50	0.10	18.23	17.22	0.08
Fourth Quarter	18.78	18.01	0.10	19.00	16.42	0.09

On January 24, 2007, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, which was paid on February 28, 2007, to common stockholders of record as of the close of business on February 15, 2007. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

The Company is subject to the requirements of Delaware law that generally limit dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or immediately preceding year.

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on Provident common stock for the period beginning January 16, 2003, the first date that Provident common stock traded, as reported by the New York Stock Exchange (at a closing price of $15.50 per share on such date), through December 31, 2006, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index produced by SNL Financial LC, contains all thrift institutions traded on the New York, American and NASDAQ stock exchanges. The initial offering price of Provident common stock in the mutual-to-stock conversion of The Provident Bank was $10.00 per share. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	01/16/03	06/30/03	12/31/03	12/31/04	12/31/05	12/31/06
Provident Financial Services, Inc.	100.00	123.17	122.81	127.53	124.08	124.18
Russell 2000	100.00	114.32	142.80	168.97	176.67	209.12
SNL Thrift Index	100.00	115.82	137.31	152.99	158.38	184.62

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2006 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 through October 31, 2006	—	$—	—	3,532,626

November 1, 2006 through November 30, 2006	75,400	18.14	75,400	3,457,226

December 1, 2006 through December 31, 2006	262,400	18.16	262,400	3,194,826

Total	337,800	18.15	337,800

(1)	On April 26, 2006, the Company’s Board of Directors approved the purchase of up to 3,426,274 shares of its common stock under a general repurchase program. On July 26, 2006, the Company’s Board of Directors approved the purchase of an additional 3,284,058 shares of its common stock under a general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of Provident Financial Services, Inc. presented in Item 8. On January 15, 2003, the Bank completed its conversion from a mutual savings bank to a stock savings bank, and in connection therewith the Company sold 59,618,300 shares of common stock which resulted in $567.2 million of net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. In addition, the Company contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Condition Data:
Total assets	$5,742,964	$6,052,374	$6,433,322	$4,284,878	$3,919,208
Loans, net(1)	3,751,230	3,707,142	3,673,445	2,216,736	2,031,869
Investment securities(2)	389,656	410,914	445,633	517,789	216,119
Securities available for sale	790,894	1,082,957	1,406,340	1,151,829	1,242,118
Deposits	3,826,463	3,921,458	4,050,473	2,695,976	3,243,334
Borrowed funds	840,990	970,108	1,166,064	736,328	323,081
Stockholders’ equity	1,019,156	1,076,295	1,136,776	817,119	326,009

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Operations Data:
Interest income	$282,139	$276,462	$229,543	$184,506	$177,307
Interest expense	117,611	95,007	67,185	54,633	63,241

Net interest income	164,528	181,455	162,358	129,873	114,066
Provision for loan losses	1,320	600	3,600	1,160	12,800

Net interest income after provision for loan losses	163,208	180,855	158,758	128,713	101,266
Non-interest income	31,951	29,221	29,151	23,834	24,147
Non-interest expense	118,273	124,178	119,334	126,779	89,087

Income before income tax expense and the cumulative effect of a change in accounting principle	76,886	85,898	68,575	25,768	36,326
Income tax expense	23,201	27,399	19,274	7,024	9,231

Income before the cumulative effect of a change in accounting principle	53,685	58,499	49,301	18,744	27,095

Cumulative effect of change in accounting principle (3)	—	—	—	—	(519)

Net income	$53,685	$58,499	$49,301	$18,744	$26,576

Earnings Per Share:
Basic earnings per share (4)	$0.88	$0.89	$0.80	$0.31	—
Diluted earnings per share (4)	$0.87	$0.88	$0.80	$0.31	—

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Investment securities are held to maturity.
(3)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company performed a goodwill impairment test on the goodwill associated with the purchase of Provident Mortgage Corporation. It was determined that the goodwill was impaired and a charge of $519,000 was recorded as a cumulative effect of a change in accounting principle.
(4)	Basic and diluted earnings per share for the year ended December 31, 2003 include the results of operations from January 15, 2003, the date the Company became the holding company for the Bank and the date the Bank completed its conversion, in the amount of $17,755,000.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.92%	0.94%	0.93%	0.46%	0.86%
Return on average equity	5.17	5.32	5.06	2.31	8.71
Average net interest rate spread	2.80	3.01	3.09	2.91	3.59
Net interest margin(2)	3.23	3.34	3.40	3.37	3.96
Average interest-earning assets to average interest-bearing liabilities	1.18	1.18	1.22	1.32	1.17
Non-interest income to average total assets	0.55	0.47	0.55	0.58	0.78
Non-interest expenses to average total assets	2.02	2.00	2.24	3.08	2.90
Efficiency ratio(3)	60.20	58.94	62.31	66.87	64.46

Asset Quality Ratios:
Non-performing loans to total loans	0.20	0.16%	0.17%	0.27%	0.41%
Non-performing assets to total assets	0.14	0.11	0.10	0.14	0.22
Allowance for loan losses to non-performing loans	429.65	532.56	545.05	336.67	246.55
Allowance for loan losses to total loans	0.86	0.86	0.91	0.92	1.02

Capital Ratios:
Leverage capital(4)	11.21%	11.98%	11.88%	18.81%	8.98%
Total risk based capital(4)	15.79	18.45	19.80	31.44	13.32
Average equity to average assets	17.77	17.68	18.34	19.73	9.92

Other Data:
Number of full-service offices	75	76	78	54	49
Full time equivalent employees	877	892	926	717	656

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Efficiency Ratio Calculation:
Net interest income	$164,528	$181,455	$162,358	$129,873	$114,066
Non-interest income	31,951	29,221	29,151	23,834	24,147

Total income	$196,479	$210,676	$191,509	$153,707	$138,213

Non-interest expense	118,273	124,178	119,334	126,779	89,087
Less: Provident Bank Foundation donation	—	—	—	(24,000)	—

Adjusted non-interest expense	$118,273	$124,178	$119,334	$102,779	$89,087

Expense/income	60.20%	58.94%	62.31%	66.87%	64.46%

(4)	Leverage capital ratios are presented as a percentage of tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank operating 75 full-service branches in ten counties throughout northern and central New Jersey.

On December 22, 2003, the Company entered into an agreement and plan of merger, under which First Sentinel Bancorp, Inc. (“First Sentinel”) merged with and into the Company, and First Savings Bank, the wholly-owned subsidiary of First Sentinel, merged with and into the Bank. The Company completed the acquisition of First Sentinel and the merger of First Savings Bank with and into the Bank, as of July 14, 2004.

On October 15, 2006, the Company and First Morris Bank & Trust (“First Morris”) signed a definitive agreement under which First Morris will merge with and into the Bank. Consideration will be paid to First Morris stockholders in a combination of stock and cash. The transaction is subject to First Morris’ stockholder approval and regulatory approvals for both companies and is expected to close early in the second quarter of 2007.

Strategy

The Bank, established in 1839, is the oldest bank in the state of New Jersey. The Bank offers a full range of retail and commercial loan and deposit products, and emphasizes personal service and convenience as part of its Customer Relationship Management strategy.

The Bank’s strategy is to grow profitably through a commitment to credit quality and expanding market share by acquiring, retaining and expanding customer relationships, while carefully managing interest rate risk.

In recent years, the Bank has focused on commercial real estate, construction, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At year-end 2006, retail loans accounted for 58.7% of the loan portfolio and commercial loans accounted for 41.3%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s Customer Relationship Management strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2006, core deposits were 59.2% of total deposits.

A significant amount of capital was raised in the conversion of the Bank to a stock-chartered bank in 2003. Management has developed a capital management strategy to effectively utilize excess capital and improve return on equity and earnings per share growth. The Company’s capital management strategy includes the following components: payment of cash dividends; stock repurchases; acquisitions; and use of wholesale leverage. The Company declared and paid its first cash dividend in the second quarter of 2003, and has since increased the quarterly cash dividend per share five times for a total of 125.0%. The Company’s Board of Directors approved the most recent quarterly cash dividend of $0.10 per common share paid on February 28, 2007.

In 2006, the Company repurchased 5.5 million shares of its common stock at an average cost of $18.20 per share. At December 31, 2006, approximately 3.2 million shares remained eligible for repurchase under the current common stock repurchase authorization.

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

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager, the Chief Lending Officer and the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department and, for loans requiring Credit Committee approval, they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

Although management believes that the Company has established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2006, 2005 or 2004.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Estimated fair values are based on published or securities dealers’ market prices. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, the Company evaluates its intent and ability to hold securities to maturity or for a sufficient period of time to recover the recorded principal balance.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. In 2006 and 2005, the valuation reserve pertaining to the charitable contributions carry-forward declined $108,000 and $838,000, respectively, as a result of the utilization of the related deferred tax asset. In 2004, the Company reduced the valuation reserve pertaining to the charitable contribution carry-forward as a result of projected improvement in the Company’s ability to generate sufficient future taxable income to realize the deferred tax asset.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2006, 2005 and 2004. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2006			2005			2004
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$7,655	$404	5.27%	$58,156	$1,801	3.10%	$87,635	$1,001	1.14%
Investment securities (1)	405,701	16,828	4.15	428,461	17,185	4.01	484,583	19,183	3.96
Securities available for sale	925,010	39,758	4.30	1,249,419	48,607	3.89	1,253,570	45,968	3.67
Federal Home Loan Bank Stock	36,015	2,118	5.88	44,813	2,091	4.67	41,261	707	1.71
Net loans (2)	3,714,388	223,031	6.00	3,658,930	206,778	5.65	2,906,982	162,684	5.60

Total interest-earning assets	5,088,769	282,139	5.54	5,439,779	276,462	5.08	4,774,031	229,543	4.81

Non-interest earning assets	754,789			781,133			541,829

Total assets	$5,843,558			$6,220,912			$5,315,860

Interest-bearing liabilities:
Savings deposits	$1,313,997	18,198	1.38%	$1,474,053	15,657	1.06%	$1,254,758	11,011	0.88%
Demand deposits	579,366	8,020	1.38	618,280	6,223	1.01	541,120	4,274	0.79
Time deposits	1,527,721	57,973	3.79	1,399,258	37,894	2.71	1,156,388	24,221	2.09
Borrowed funds	875,011	33,420	3.82	1,105,948	35,233	3.19	956,922	27,679	2.89

Total interest-bearing liabilities	4,296,095	117,611	2.74	4,597,539	95,007	2.07	3,909,188	67,185	1.72

Non-interest bearing liabilities	508,840			523,531			431,709

Total liabilities	4,804,935			5,121,070			4,340,897
Stockholders’ equity	1,038,623			1,099,842			974,963

Total liabilities and equity	$5,843,558			$6,220,912			$5,315,860

Net interest income		$164,528			$181,455			$162,358

Net interest rate spread			2.80%			3.01%			3.09%

Net interest earning assets	$792,674			$842,240			$864,843

Net interest margin (3)			3.23%			3.34%			3.40%

Ratio of interest-earning assets to total interest-bearing liabilities	1.18x			1.18x			1.22x

(1)	Average outstanding balance amounts are at amortized cost.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
			(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$(2,171)	$774	$(1,397)	$(431)	$1,231	$800
Investment securities	(939)	582	(357)	(2,239)	241	(1,998)
Securities available for sale	(13,581)	4,732	(8,849)	(151)	2,790	2,639
Federal Home Loan Bank Stock	(456)	483	27	66	1,318	1,384
Loans	3,226	13,027	16,253	42,261	1,833	44,094

Total interest-earning assets	(13,921)	19,598	5,677	39,506	7,413	46,919

Interest-bearing liabilities:
Savings deposits	(1,823)	4,364	2,541	2,141	2,505	4,646
Demand deposits	(407)	2,204	1,797	547	1,402	1,949
Time deposits	3,760	16,319	20,079	5,668	8,005	13,673
Borrowed funds	(8,093)	6,280	(1,813)	4,533	3,021	7,554

Total interest-bearing liabilities	(6,563)	29,167	22,604	12,889	14,933	27,822

Net interest income	$(7,358)	$(9,569)	$(16,927)	$26,617	$(7,520)	$19,097

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets were $5.74 billion at December 31, 2006, compared to $6.05 billion at December 31, 2005, with the decrease due primarily to reductions in cash and securities balances that were used to fund loan originations, repayments of borrowings, common stock repurchases and net deposit outflows.

Total loans at December 31, 2006 were $3.78 billion, compared to $3.74 billion at December 31, 2005. The increase in loans was driven by loan originations of $1.18 billion and loan purchases of $57.2 million. Residential mortgage loans decreased $149.9 million to $1.62 billion at December 31, 2006, compared to $1.77 billion at December 31, 2005. Residential mortgage loan originations totaled $95.8 million and one- to four-family loans purchased totaled $57.2 million for the year ended December 31, 2006. Principal repayments on residential mortgage loans totaled $284.5 million, and loans sold totaled $17.7 million for the year ended December 31, 2006. Commercial real estate loans increased $106.7 million to $701.5 million at December 31, 2006, compared to $594.8 million at December 31, 2005. Commercial real estate loan originations totaled $186.0 million and repayments on commercial real estate loans totaled $79.3 million for the year ended December 31, 2006. Multi-family loans decreased $7.8 million to $69.4 million at December 31, 2006, compared to $77.1 million at December 31, 2005. Construction loans decreased $6.6 million to $282.9 million at December 31, 2006, compared to $289.5 million at December 31, 2005. Commercial loans increased $67.5 million to $503.8 million at December 31, 2006, compared to $436.3 million at December 31, 2005. Consumer loans increased $36.3 million to $592.9 million at December 31, 2006, compared to $556.6 million at December 31, 2005. Retail loans, which consist of one- to four-family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.22 billion and accounted for 58.7% of the loan portfolio at December 31, 2006, compared to $2.33 billion, or 62.5%, of the portfolio at December 31, 2005. The decrease in retail loans as a percentage of the total loan portfolio was largely the result of residential loan prepayments and sales and to organic growth in the commercial mortgage and commercial loan portfolios. The Company continues to rebalance the loan portfolio over time, consistent with its strategy towards a more commercial mix. Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $1.56 billion, accounting for 41.3% of the loan portfolio at December 31, 2006, compared to $1.40 billion, or 37.5%, at December 31, 2005.

The allowance for loan losses increased $454,000 at December 31, 2006, as a result of provisions for loan losses of $1.3 million, partially offset by net charge-offs of $866,000 during 2006. Non-performing loans totaled $7.5 million at December 31, 2006, compared to $6.0 million at December 31, 2005. Non-performing loans as a percentage of total loans were 0.20% at December 31, 2006 and 0.16% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.86% at December 31, 2006 and 2005.

Intangible assets decreased $6.1 million to $429.7 million at December 31, 2006, from $435.8 million at December 31, 2005, due primarily to the amortization of the core deposit intangible relating to the First Sentinel acquisition. At December 31, 2006, the goodwill and the core deposit intangible related to the First Sentinel acquisition totaled $389.9 million and $17.8 million, respectively.

The core deposit intangible is being amortized on an accelerated basis over 8.8 years. The Company performs periodic impairment testing of intangible assets. There was no impairment recognized in 2006 or 2005.

Total investments decreased $321.8 million, or 20.9%, during the year ended December 31, 2006. Proceeds from investment sales, maturities and scheduled cash flows were used to fund loan growth, repay borrowings, repurchase common stock and fund net deposit outflows.

Total deposits decreased $95.0 million to $3.83 billion at December 31, 2006, from $3.92 billion at December 31, 2005. At December 31, 2006, core deposits represented 59.2% of total deposits, compared with 63.1% at December 31, 2005. Core deposits decreased $206.5 million to $2.27 billion at December 31, 2006, from $2.47 billion at December 31, 2005, as depositors shifted funds to higher-yielding investments. Certificates of deposit increased $111.5 million to $1.56 billion at December 31, 2006, from $1.45 billion at December 31, 2005, with much of that growth occurring in the under one-year maturity categories, as depositors opted for shorter-maturity instruments in a rising interest rate environment.

Borrowed funds decreased $129.1 million to $841.0 million at December 31, 2006, from $970.1 million at December 31, 2005. The decrease was a result of repayments made during the year as part of the Company’s strategy to reduce wholesale funding in a flat or inverted yield curve environment. In addition, subordinated debentures that had an outstanding balance of $26.4 million at December 31, 2005 were redeemed in December 2006.

Total stockholders’ equity decreased $57.1 million to $1.02 billion at December 31, 2006, from $1.08 billion at December 31, 2005. This decrease was a result of common stock repurchases of $99.6 million and cash dividends of $24.3 million, partially offset by comprehensive income of $55.5 million and the allocation of shares to stock-based compensation plans of $11.3 million.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General. Net income for the year ended December 31, 2006 was $53.7 million, compared to net income of $58.5 million for the year ended December 31, 2005. Return on average assets for the year ended December 31, 2006 was 0.92%, compared to 0.94% for 2005. Return on average equity was 5.17% for the year ended December 31, 2006, compared to 5.32% for 2005. Basic and diluted earnings per share were $0.88 and $0.87, respectively, for the year ended December 31, 2006, compared to basic and diluted earnings per share of $0.89 and $0.88, respectively, for 2005. The earnings and per share data for the year ended December 31, 2006 were impacted by a one-time executive severance payment previously reported by the Company, which resulted in an after-tax charge of $473,000, or $0.01 per share. The earnings and per share data for the year ended December 31, 2006 were further impacted by a loss on the early extinguishment of debt, which resulted in an after-tax charge of $403,000, or $0.01 per share. The earnings and per share data for the year ended December 31, 2005 were impacted by the acceptance of a Voluntary Resignation Initiative (“VRI”) by certain officers of the Company, which resulted in an after-tax charge of $815,000, or $0.01 per share.

Net Interest Income. Net interest income decreased $16.9 million, or 9.3%, to $164.5 million for 2006, from $181.5 million for 2005. The average interest rate spread decreased 21 basis points to 2.80% for 2006, from 3.01% for 2005. The net interest margin decreased 11 basis points to 3.23% for 2006, compared to 3.34% for 2005.

Interest income increased $5.7 million, or 2.1%, to $282.1 million for 2006, compared to $276.5 million for 2005. The increase in interest income was attributable to an increase in the yield on average earning assets. Average interest-earning assets decreased $351.0 million, or 6.5%, to $5.09 billion for 2006, compared to $5.44 billion for 2005. Average outstanding loan balances increased $55.5 million, or 1.5%, to $3.71 billion for 2006 from $3.66 billion for 2005. The average balance of investment securities decreased $22.8 million, or 5.3%, to $405.7 million for 2006, compared to $428.5 million for 2005. The average balance of securities available for sale decreased $324.4 million, or 26.0%, to $925.0 million for 2006, compared to $1.25 billion for 2005. Average federal funds sold and short-term investment balances decreased $50.5 million, or 86.8%, to $7.7 million for 2006, from $58.2 million for 2005. The yield on interest-earning assets increased 46 basis points to 5.54% for 2006, from 5.08% for 2005.

Interest expense increased $22.6 million, or 23.8%, to $117.6 million for 2006, from $95.0 million for 2005. The increase in interest expense was attributable to the increase in the average cost of interest-bearing liabilities for 2006 compared with 2005. The average balance of interest-bearing liabilities decreased $301.4 million, or 6.6%, to $4.30 billion for 2006, compared to $4.60 billion for 2005. Rates paid on interest-bearing liabilities increased 67 basis points to 2.74% for 2006, from 2.07% for 2005. Average interest-bearing deposits decreased $70.5 million, or 2.0%, to $3.42 billion for 2006, from $3.49 billion for 2005. The average rate paid on interest-bearing deposits increased 75 basis points to 2.46% for 2006, from 1.71% for 2005. Average interest-bearing core deposits decreased $199.0 million, or 9.5%, for 2006, compared with 2005, while average time deposits increased $128.5 million, or 9.2%, for 2006, compared with 2005. Average outstanding borrowings, including subordinated debentures, decreased $230.9 million, or 20.9%, to $875.0 million for 2006, compared with $1.11 billion for 2005. The average rate paid on borrowings increased to 3.82% for 2006, from 3.19% for 2005.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of construction loans, commercial mortgage loans and commercial loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and provision for loan losses. In the event the Company further increases the amount of such types of loans in the portfolio, it may be determined that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The provision for loan losses was $1.3 million in 2006, compared to $600,000 in 2005. The increase in the provision for loan losses was primarily attributable to loan growth and a shift in the composition of the loan portfolio to a higher percentage of commercial loans compared with 2005. Net charge-offs for 2006 were $866,000, compared to $2.4 million for 2005. Total charge-offs for the year ended December 31, 2006 were $2.8 million, compared to $4.0 million for the year ended December 31, 2005. Recoveries for the year ended December 31, 2006 were $2.0 million, compared to $1.6 million for the year ended December 31, 2005.

The allowance for loan losses at December 31, 2006 was $32.4 million, or 0.86% of total loans, compared to $32.0 million, or 0.86% of total loans at December 31, 2005.

At December 31, 2006, non-performing loans as a percentage of total loans were 0.20%, compared to 0.16% at December 31, 2005. Non-performing assets as a percentage of total assets were 0.14% at December 31, 2006, compared to 0.11% at December 31, 2005. At December 31, 2006, non-performing loans were $7.5 million, compared to $6.0 at December 31, 2005, and non-performing assets were $8.1 million at December 31, 2006, compared to $6.7 million at December 31, 2005.

Non-Interest Income. For the year ended December 31, 2006, non-interest income totaled $32.0 million, an increase of $2.7 million, or 9.3%, compared to 2005. Other income increased $1.5 million for the year ended December 31, 2006, compared with 2005, primarily due to gains recognized on the call of FHLB advances. In addition, gains on securities sales increased $862,000 and fee income increased $337,000 for the year ended December 31, 2006, compared with 2005. The increase in fee income was primarily due to increases in deposit fees.

Non-Interest Expense. For the year ended December 31, 2006, non-interest expense decreased $5.9 million, or 4.8%, to $118.3 million, compared to $124.2 million for the same period in 2005. Compensation and employee benefits expense decreased $1.5 million for the year ended December 31, 2006, compared with 2005, as a result of reductions in medical benefit costs due to changes in plan design, benefits and participant contributions, as well as reductions in staff and the $1.4 million expense recorded in the second quarter of 2005 in connection with the VRI, partially offset by $800,000 in executive severance recorded in the third quarter of 2006. The Company employed 877 full-time equivalent employees at December 31, 2006, compared to 926 full-time equivalent employees at January 1, 2005. Net occupancy expense decreased $1.4 million for the year ended December 31, 2006, compared with 2005, primarily as a result of reductions in equipment maintenance costs and depreciation expense. Amortization of intangibles decreased $1.3 million for the year ended December 31, 2006, compared with 2005, as a result of scheduled reductions in the amortization of core deposit intangibles. Other non-interest expense decreased $829,000 for the year ended December 31, 2006, compared with 2005, despite a $682,000 loss on the early extinguishment of subordinated debentures, due to reductions in a variety of expense categories including ATM and debit card maintenance costs, insurance, litigation and telephone expense. Advertising and promotions expense decreased $458,000 for the year ended December 31, 2006, compared with 2005. Data processing expense decreased $439,000 for the year ended December 31, 2006, compared with 2005, primarily due to the outsourcing of items processing in the fourth quarter of 2005.

The Company’s non-interest expense as a percentage of average assets was 2.02% for the year ended December 31, 2006, compared with 2.00% for 2005. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 60.20% for the year ended December 31, 2006, compared with 58.94% for 2005. The Company’s expense and efficiency ratios have been adversely impacted by the reductions in assets and revenue resulting from the Company’s de-leveraging of the balance sheet to reduce interest rate risk, given the current unfavorable interest rate environment.

Income Tax Expense. Income tax expense decreased $4.2 million, to $23.2 million, on income before taxes of $76.9 million resulting in an effective tax rate of 30.2% in 2006, compared to income tax expense of $27.4 million on income before taxes of $85.9 million in 2005, resulting in an effective tax rate of 31.9%. The reduction in the Company’s effective tax rate was a result of a larger proportion of the Company’s income being derived from tax-exempt interest and Bank-owned life insurance appreciation, as well as state tax benefits recorded on subsidiary company net operating losses.

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

Interest expense increased $27.8 million, or 41.4%, to $95.0 million for 2005, from $67.2 million for 2004. The increase in interest expense was attributable to increased interest-bearing liability volume as a result of the First Sentinel acquisition and to the increase in the average cost of interest-bearing liabilities for 2005 compared with 2004. The average balance of interest-bearing liabilities increased $688.4 million, or 17.6%, to $4.60 billion for 2005, compared to $3.91 billion for 2004. Rates paid on interest-bearing liabilities increased 35 basis points to 2.07% for 2005, from 1.72% for 2004. Average interest-bearing deposits increased $539.3 million, or 18.3%, to $3.49 billion for 2005, from $2.95 billion for 2004. The average rate paid on interest-bearing deposits increased 37 basis points to 1.71% for 2005, from 1.34% for 2004. Average interest-bearing core deposits increased $296.5 million, or 16.5%, for 2005, compared with 2004, while average time deposits increased $242.9 million, or 21.0%, for 2005, compared with 2004. Average outstanding borrowings, including subordinated debentures, increased $149.0 million, or 15.6%, to $1.11 billion for 2005, compared with $956.9 million for 2004. The average rate paid on borrowings increased to 3.19% for 2005, from 2.89% for 2004.

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

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB of New York and approved broker dealers. The Bank has a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB of New York. As of December 31, 2006, there were $58.0 million outstanding borrowings against these lines of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For the year ended December 31, 2006, loan repayments totaled $1.17 billion compared to $1.24 billion for the year ended December 31, 2005.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.24 billion for the year ended December 31, 2006, compared to $1.31 billion for the year ended December 31, 2005. Purchases for the investment portfolio totaled $87.9 million for the year-ended December 31, 2006, compared to $124.6 million for the year ended December 31, 2005.

At December 31, 2006, the Bank had outstanding loan commitments to borrowers of $772.6 million. Undisbursed home equity lines and personal credit lines were $159.1 million at December 31, 2006. Total deposits decreased $95.0 million for the year ended December 31, 2006. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $1.32 billion at December 31, 2006. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

As of December 31, 2006, the Bank exceeded all regulatory capital requirements. At December 31, 2006, the Bank’s leverage (Tier 1) capital ratio was 8.46%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2006, the Bank’s total risk-based capital ratio was 12.13%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a risk-based capital ratio of at least 10.00%. As of December 31, 2006, the Bank exceeded the well-capitalized capital requirements.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2006, are summarized below:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long term commitments	$772,641	$772,641	$—	$—	$—
Letters of credit	30,946	30,946	—	—	—

Total Off-Balance Sheet	803,587	803,587	—	—	—

Contractual Obligations:
Operating leases	13,504	2,966	4,618	3,380	2,540
Certificate of deposits	1,559,502	1,323,626	147,987	66,915	20,974

Total Contractual Obligations	1,573,006	1,326,592	152,605	70,295	23,514

Total	$2,376,593	$2,130,179	$152,605	$70,295	$23,514

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $803.6 million at December 31, 2006, an increase of $100.2 million, or 14.2%, from $703.4 million at December 31, 2005.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2006 or 2005 that would have settled in January 2007 or 2006, respectively. Total contractual obligations at December 31, 2006 were $1.57 billion, an increase of $111.7 million, or 7.6%, compared to $1.46 billion at December 31, 2005. Contractual obligations under operating leases increased $180,000, or 1.4%, to $13.5 million at December 31, 2006, compared to $13.3 million at December 31, 2005, and certificate of deposit accounts increased $111.5 million, or 7.7%, to $1.56 billion at December 31, 2006, from $1.45 billion at December 31, 2005.

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

The management Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include the Chief Executive Officer, President and Chief Operating Officer, Vice Chairman, and Chief Financial Officer, as well as other senior officers from the Bank’s finance, lending and customer management departments. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 40.8% at December 31, 2006 compared to 36.9% at December 31, 2005. Certificate of deposit accounts are generally short-term. As of December 31, 2006, 84.9% of all time deposits had maturities of one year or less compared to 74.3% at December 31, 2005. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 25% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2006.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200	$158,683	$1,250	0.8%
-100	158,509	1,076	0.7
Static	157,433	—	—
+100	155,841	(1,592)	(1.0)
+200	154,082	(3,351)	(2.1)

The above table indicates that as of December 31, 2006, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 2.1%, or $3.4 million decrease in net interest income. In the event of a 200 basis point decrease in interest rates, whereby rates ramp down 200 basis points evenly over a twelve-month period, the Company would experience a 0.8%, or $1.3 million increase in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2006.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-200	$1,284,749	$74,100	6.1%	21.3%	4.0%
-100	1,260,133	49,484	4.1	21.0	2.8
Flat	1,210,649	—	—	20.4	—
+100	1,144,454	(66,195)	(5.5)	19.6	(4.1)
+200	1,077,876	(132,773)	(11.0)	18.8	(8.3)

The above table indicates that as of December 31, 2006, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company would experience an 11.0%, or $132.8 million reduction in the present value of equity. If rates were to decrease 200 basis points, the Company would experience a 6.1%, or $74.1 million increase in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

(2)	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2006 and 2005

(2)	Condensed Statement of Income for the years ended December 31, 2006, 2005 and 2004

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident Financial Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 28, 2007

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited management's assessment, included on page 87 of the Annual Report on Form 10-K, Item 9A., Controls Procedures – Management’s Report on Internal Control Over Financial Reporting, that Provident Financial Services, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Provident Financial Services, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 28, 2007

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2006 and 2005

(Dollars in Thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$89,390	$107,353
Short-term investments	2,667	9,915

Total cash and cash equivalents	92,057	117,268

Investment securities (market value of $386,380 and $407,972 at December 31, 2006 and December 31, 2005, respectively)	389,656	410,914
Securities available for sale, at fair value	790,894	1,082,957
Federal Home Loan Bank Stock	35,335	43,794
Loans	3,783,664	3,739,122
Less allowance for loan losses	32,434	31,980

Net loans	3,751,230	3,707,142

Foreclosed assets, net	528	670
Banking premises and equipment, net	59,811	60,949
Accrued interest receivable	21,705	23,155
Intangible assets	429,718	435,838
Bank-owned life insurance	116,271	111,075
Other assets	55,759	58,612

Total assets	$5,742,964	$6,052,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,005,679	$1,109,507
Savings deposits	1,261,282	1,363,997
Certificates of deposit of $100,000 or more	393,834	304,229
Other time deposits	1,165,668	1,143,725

Total deposits	3,826,463	3,921,458
Mortgage escrow deposits	17,616	18,121
Borrowed funds	840,990	970,108
Subordinated debentures	—	26,444
Other liabilities	38,739	39,948

Total liabilities	4,723,808	4,976,079

Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 63,233,548 shares outstanding at December 31, 2006 and 68,661,800 shares outstanding at December 31, 2005, respectively	799	799
Additional paid-in capital	937,616	964,555
Retained earnings	424,958	395,589
Accumulated other comprehensive loss	(7,150)	(8,906)
Treasury stock	(266,587)	(167,113)
Unallocated common stock held by the Employee Stock Ownership Plan	(70,480)	(73,316)
Common stock acquired by the Stock Award Plan	—	(35,313)
Common stock acquired by the Directors’ Deferred Fee Plan	(13,010)	(13,224)
Deferred compensation - Directors’ Deferred Fee Plan	13,010	13,224

Total stockholders' equity	1,019,156	1,076,295

Total liabilities and stockholders’ equity	$5,742,964	$6,052,374

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2006, 2005 and 2004

(Dollars in Thousands, except share data)

	Years ended December 31,
	2006	2005	2004
Interest income:
Real estate secured loans	$160,192	$154,332	$121,291
Commercial loans	27,840	21,923	18,309
Consumer loans	34,999	30,523	23,084
Investment securities	16,828	17,185	19,183
Securities available for sale	41,876	50,698	46,675
Other short-term investments	161	513	480
Federal funds	243	1,288	521

Total interest income	282,139	276,462	229,543

Interest expense:
Deposits	84,191	59,774	39,506
Borrowed funds	31,884	33,759	27,107
Subordinated debentures	1,536	1,474	572

Total interest expense	117,611	95,007	67,185

Net interest income	164,528	181,455	162,358

Provision for loan losses	1,320	600	3,600

Net interest income after provision for loan losses	163,208	180,855	158,758

Non-interest income:
Fees	23,305	22,968	20,859
Bank-owned life insurance	5,196	5,143	4,477
Net gain on securities transactions	1,170	308	1,310
Other income	2,280	802	2,505

Total non-interest income	31,951	29,221	29,151

Non-interest expense:
Compensation and employee benefits	63,295	64,800	61,098
Net occupancy expense	18,054	19,456	17,008
Data processing expense	8,325	8,764	8,234
Amortization of intangibles	5,888	7,160	5,266
Advertising and promotion expense	3,819	4,277	5,969
Other operating expenses	18,892	19,721	21,759

Total non-interest expenses	118,273	124,178	119,334

Income before income tax expense	$76,886	$85,898	$68,575

Income tax expense	23,201	27,399	19,274

Net income	$53,685	$58,499	$49,301

Basic earnings per share	$0.88	$0.89	$0.80
Average basic shares outstanding	60,968,533	66,083,173	61,576,544

Diluted earnings per share	$0.87	$0.88	$0.80
Average diluted shares outstanding	61,703,906	66,836,536	61,932,173

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2003	$615	$606,541	$324,250	$6,416	$—	$(78,816)	$(41,887)	$—	$—	$817,119
Comprehensive income:
Net income	—	—	49,301	—	—	—	—	—	—	49,301
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($1,198))	—	—	—	(1,874)	—	—	—	—	—	(1,874)
Reclassification adjustment for gains included in net income (net of tax of $535)	—	—	—	(775)	—	—	—	—	—	(775)

Total comprehensive income										$46,652

Cash dividends paid	—	—	(14,873)	—	—	—	—	—	—	(14,873)
Common stock issued in connection with the First Sentinel acquisition, net	184	350,357	—	—	—	—	—	—	—	350,541
DDFP acquired from First Sentinel	—	—	—	—	—	—	—	(13,379)	13,379	—
Purchases of treasury stock	—	—	—	—	(70,909)	—	—	—	—	(70,909)
Option exercises	—	—	—	—	99	—	—	—	—	99
Allocation of ESOP shares	—	311	—	—	—	2,715	—	—	—	3,026
Purchase of SAP shares	—	—	—	—	—	—	(3,565)	—	—	(3,565)
Allocation of SAP shares	—	94	—	—	—	—	5,103	—	—	5,197
Allocation of stock options	—	3,489	—	—	—	—	—	—	—	3,489

Balance at December 31, 2004	$799	$960,792	$358,678	$3,767	$(70,810)	$(76,101)	$(40,349)	$(13,379)	$13,379	$1,136,776

Comprehensive income:
Net income	—	—	58,499	—	—	—	—	—	—	58,499
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($8,472))	—	—	—	(12,491)	—	—	—	—	—	(12,491)

Reclassification adjustment for gains included in net income (net of tax of $126)	-	-	-	(182)	-	-	-	-	-	(182)

Total comprehensive income										$45,826

Cash dividends paid	—	—	(21,588)	—	—	—	—	—	—	(21,588)
Distributions from DDFP	—	—	—	—	—	—	—	155	(155)	—
Purchases of treasury stock	—	—	—	—	(96,303)	—	—	—	—	(96,303)
Tax benefit on stock compensation	—	100	—	—	—	—	—	—	—	100
Allocation of ESOP shares	—	104	—	—	—	2,785	—	—	—	2,889
Allocation of SAP shares	—	59	—	—	—	—	5,036	—	—	5,095
Allocation of stock options	—	3,500	—	—	—	—	—	—	—	3,500

Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295

Comprehensive income:
Net income	—	—	53,685	—	—	—	—	—	—	53,685
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $1,729)	—	—	—	2,633	—	—	—	—	—	2,633
Reclassification adjustment for gains included in net income (net of tax of $389)	—	—	—	(781)	—	—	—	—	—	(781)

Total comprehensive income										$55,537

Adoption of SFAS No. 158
(net of tax of $66)	—	—	—	(96)	—	—	—	—	—	(96)
Cash dividends paid	—	—	(24,316)	—	—	—	—	—	—	(24,316)
Distributions from DDFP	—	43	—	—	—	—	—	214	(214)	43
Purchases of treasury stock	—	—	—	—	(99,583)	—	—	—	—	(99,583)
Option exercises	—	3	—	—	109	—	—	—	—	112
Allocation of ESOP shares	—	188	—	—	—	2,836	—	—	—	3,024
Allocation of SAP shares	—	4,810	—	—	—	—	—	—	—	4,810
Adoption of SFAS No. 123R	—	(35,313)	—	—	—	—	35,313	—	—	—
Allocation of stock options	—	3,330	—	—	—	—	—	—	—	3,330

Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$—	$(13,010)	$13,010	$1,019,156

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$53,685	$58,499	$49,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	13,214	15,053	12,255
Provision for loan losses	1,320	600	3,600
Deferred tax expense (benefit)	215	4,378	(5,269)
Increase in cash surrender value of Bank-owned Life Insurance	(5,196)	(5,143)	(4,477)
Net amortization of premiums and discounts on securities	2,688	6,978	6,692
Accretion of net deferred loan fees	(1,904)	(2,316)	(1,551)
Amortization of premiums on purchased loans	3,762	4,838	3,885
Net increase in loans originated for sale	(17,687)	(21,592)	—
Proceeds from sales of loans originated for sale	17,805	21,440	—
Proceeds from sales of foreclosed assets	1,091	972	74
Allocation of ESOP shares	2,842	2,781	3,026
Allocation of SAP shares	4,810	5,095	5,197
Allocation of stock options	3,330	3,500	3,489
Net (gain) loss on sale of loans	(118)	152	(1,470)
Net gain on securities available for sale	(1,170)	(308)	(1,310)
Net gain on sale of premises and equipment	(46)	(88)	—
Net gain on sale of foreclosed assets	—	(35)	—
Decrease in accrued interest receivable	1,450	710	2,233
Decrease in other assets	6,164	5,638	23,137
Increase in other liabilities	1,209	2,441	2,910

Net cash provided by operating activities	87,464	103,593	101,722

Cash flows from investing activities:
Proceeds from sale of loans	—	14,575	88,165
Proceeds from maturities, calls and paydowns of investment securities	44,042	73,891	82,630
Purchases of investment securities	(23,485)	(40,946)	(11,498)
Proceeds from sales of securities available for sale	47,121	34,582	316,633
Proceeds from maturities and paydowns of securities available for sale	313,076	346,327	451,456
Purchases of securities available for sale	(65,759)	(83,693)	(289,783)
Cash consideration paid to acquire First Sentinel, net of cash and cash equivalents received	—	—	(148,395)
Purchases of loans	(57,170)	(137,412)	(322,011)
Net decrease (increase) in loans	9,821	86,937	(33,849)
Proceeds from sales of premises and equipment	57	1,201	—
Purchases of premises and equipment, net	(6,199)	(5,350)	(8,650)

Net cash provided by investing activities	261,504	290,112	124,698

Cash flows from financing activities:
Net decrease in deposits	(94,995)	(129,015)	(4,691)
(Decrease) increase in mortgage escrow deposits	(505)	2,732	(7,890)
Purchase of SAP shares, net	—	—	(3,565)
Purchase of treasury stock	(99,583)	(96,303)	(70,909)
Cash dividends paid to stockholders	(24,316)	(21,588)	(14,873)
Stock options exercised	112	—	99
Proceeds from long-term borrowings	224,500	108,700	1,696,000
Payments on long-term borrowings	(378,985)	(343,719)	(1,837,404)
Net increase in short-term borrowings	25,367	39,062	4,655
Redemption of subordinated debentures	(25,774)	—	—

Net cash used in financing activities	(374,179)	(440,131)	(238,578)

Net decrease in cash and cash equivalents	(25,211)	(46,426)	(12,158)
Cash and cash equivalents at beginning of period	117,268	163,694	175,852

Cash and cash equivalents at end of period	$92,057	$117,268	$163,694

Cash paid during the period for:
Interest on deposits and borrowings	$116,872	$95,186	$64,794

Income taxes	$23,639	$17,504	$30,816

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$949	$1,467	$173

Fair value of assets acquired $	$—	$—	$2,152,075

Goodwill and core deposit intangible $	$—	$—	$423,217

Liabilities assumed $	$—	$—	$1,972,888

Common stock issued for First Sentinel acquisition $	$—	$—	$350,541

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ from those estimates.

A material estimate that is particularly susceptible to change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and commercial paper with maturity dates less than 90 days.

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

Loans

Mortgages on real estate and other loans are stated at the face amount of the loans. Unearned income on purchased residential mortgage loans is recognized in income based on the level yield method. Generally, accrued interest on loans that are contractually 90 days or more past due or when collection of interest appears doubtful is reversed and charged against interest income unless such loans are well-securitized and in the process of collection. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

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

December 31, 2006, 2005 and 2004

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

Trust Department

Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Trust Department) are not included in the accompanying consolidated statements of financial condition because such properties are not assets of the Bank.

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

December 31, 2006, 2005 and 2004

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

Employee Benefit Plans

The Bank maintains a pension plan which covers full-time employees hired prior to April 1, 2003. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. On April 1, 2003, the pension plan was frozen. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company adopted SFAS No. 158 effective December 31, 2006. Upon adoption of SFAS No. 158, the impact related to the pension plan was an increase in other comprehensive income of $598,000, net of tax. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

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

In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued and became effective on January 1, 2006. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. As a result of the adoption of SFAS No. 123R, the Company reclassified the unvested and unallocated SAP shares to additional paid in capital. Additionally, the Company has analyzed the expected forfeitures of stock options as compared to actual forfeitures, which were previously recorded as a reduction of expense in the quarter of forfeiture in accordance with SFAS No. 123, and has deemed the impact of the adoption of SFAS No. 123R to be immaterial.

In connection with the First Sentinel acquisition, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2006, there were 744,214 shares held by the DDFP.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Postretirement Benefits Other Than Pensions

The Bank provides postretirement health care and life insurance plans to its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated postretirement healthcare benefits for employees with less than 10 years of service. In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company adopted SFAS No. 158 effective December 31, 2006. Upon adoption of SFAS No. 158, the impact to postretirement healthcare and life insurance plans was a decrease in other comprehensive income of $640,000, net of tax. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

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

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

Impact of Recent Accounting Pronouncements

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

In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company reclassified the unvested and unallocated SAP shares to additional paid in capital. Additionally, the Company has analyzed the expected forfeitures of stock options as compared to actual forfeitures, which were previously recorded as a reduction of expense in the quarter of forfeiture in accordance with SFAS No. 123, and has deemed the impact of the adoption of SFAS No. 123R to be immaterial.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or financial statement disclosures.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, may continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial condition, results of operations or financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or financial statement disclosures.

Also in September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 is effective for public entities for fiscal years ending after December 15, 2006, and for nonpublic entities for fiscal years ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 at December 31, 2006 resulted in a $96,000 charge against other comprehensive income, net of taxes.

The Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current-year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB No. 108 allows registrants to record the effect of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB No. 108 at December 31, 2006 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(2)	Stockholders’ Equity and Acquisitions

Stockholders’ Equity

On January 15, 2003, the Bank completed its plan of conversion, and the Bank became a wholly-owned subsidiary of the Company. The Company sold 59.6 million shares of common stock (par value $0.01 per share) at $10.00 per share. The Company received net proceeds in the amount of $567.2 million.

In connection with the Bank’s commitment to its community, the plan of conversion provided for the establishment of a charitable foundation. Provident donated $4.8 million in cash and 1.92 million of authorized but unissued shares of common stock to the foundation, which amounted to $24.0 million in aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock during 2003.

Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering.

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2006, the liquidation account, which is an off-balance sheet memorandum account, amounted to $56,112,000.

Acquisition

The Company completed the acquisition of First Sentinel and the merger of its wholly-owned subsidiary, First Savings Bank, with and into the Bank, on July 14, 2004. Pursuant to the terms of the Agreement and Plan of Merger, 60% of First Sentinel’s common stock was converted into Provident common stock at an exchange rate of 1.092 Provident shares per each First Sentinel share and 40% was converted into $22.25 in cash for each First Sentinel share. The aggregate consideration paid in the merger consisted of $251.9 million in cash and 18,540,662 shares of the Company’s common stock, which had a value of $19.09 per share based on the Company’s average closing price from December 21, 2003 to December 26, 2003. Shares of the Company’s common stock amounting to 199,945 shares issued in exchange for shares of First Sentinel common stock owned by the Company at the time of the merger were retired upon issuance. The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $390.2 million. The Company also recorded a core deposit intangible of $33.0 million in connection with the acquisition, which is being amortized on an accelerated basis over 8.8 years.

Pending Acquisition

On October 15, 2006, the Company and First Morris Bank & Trust (“First Morris”) signed a definitive agreement under which First Morris will merge into the Bank. Consideration will be paid to First Morris stockholders in a combination of stock and cash. The transaction is subject to First Morris’ stockholder approval and regulatory approvals for both companies and is expected to close early in the second quarter of 2007.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(3)	Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2006 and 2005 is $4,114,000 and $6,141,000, respectively, representing reserves required by banking regulations.

(4)	Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Market value
Mortgage-backed securities	$153,628	—	(2,574)	151,054
State and municipal obligations	236,028	1,811	(2,513)	235,326

	$389,656	1,811	(5,087)	386,380

	2005
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Market value
Mortgage-backed securities	$188,506	66	(2,282)	186,290
State and municipal obligations	221,634	2,411	(3,137)	220,908
Equity securities	774	—	—	774

	$410,914	2,477	(5,419)	407,972

The Bank generally purchases securities for long-term investment purposes, and differences between carrying and market values may fluctuate during the investment period. Securities having a carrying value of $2,426,000 and $0 at December 31, 2006 and 2005, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and market value of investment securities at December 31, 2006 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2006
	Amortized cost	Market value
Due in one year or less	$6,797	6,823
Due after one year through five years	42,178	42,208
Due after five years through ten years	118,069	118,009
Due after ten years	68,984	68,286
Mortgage-backed securities	153,628	151,054

	$389,656	386,380

The following table represents the Company’s disclosure on investment securities that are accounted for under FAS 115,“Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands):

	December 31, 2006 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$17,069	(124)	133,985	(2,450)	151,054	(2,574)
State and municipal obligations	49,237	(407)	75,602	(2,106)	124,839	(2,513)

	$66,306	(531)	209,587	(4,556)	275,893	(5,087)

	December 31, 2005 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$133,065	(1,904)	30,594	(378)	163,659	(2,282)
State and municipal obligations	77,163	(1,331)	41,144	(1,806)	118,307	(3,137)

	$210,228	(3,235)	71,738	(2,184)	281,966	(5,419)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The temporary loss position is the result of changes in interest rates relative to the coupon of the individual security. In the opinion of management, the Bank expects to recover carrying values as management has the ability and intent to hold these investment securities until their maturity.

(5)	Securities Available for Sale

Securities available for sale at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Treasury obligations	$10,998	—	(27)	10,971
Agency obligations	49,779	12	(109)	49,682
Mortgage-backed securities	693,274	762	(12,233)	681,803
State and municipal obligations	10,917	9	(63)	10,863
Corporate obligations	11,999	1	(1)	11,999
Equity securities	25,837	864	(1,125)	25,576

	$802,804	1,648	(13,558)	790,894

	2005
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Market value
U.S. Treasury obligations	$80,958	—	(580)	80,378
FNMA obligations	9,923	—	(79)	9,844
Mortgage-backed securities	902,629	684	(16,125)	887,188
State and municipal obligations	10,630	25	(45)	10,610
Corporate obligations	61,292	141	(65)	61,368
Equity securities	32,627	2,099	(1,157)	33,569

	$1,098,059	2,949	(18,051)	1,082,957

Securities available for sale having a carrying value of $481,895,000 and $497,403,000 at December 31, 2006 and 2005, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and market value of securities available for sale at December 31, 2006, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2006
	Amortized cost	Market value
Due in one year or less	$32,133	32,058
Due after one year through five years	46,337	46,255
Due after five years through ten years	5,223	5,202
Mortgage-backed securities	693,274	681,803
Equity securities	25,837	25,576

	$802,804	790,894

Proceeds from the sale of securities available for sale during 2006 were $47,121,000, resulting in gross gains and gross losses of $2,795,000 and $1,625,000, respectively. Proceeds from the sale of securities available for sale during 2005 were $34,582,000, resulting in gross gains and gross losses of $578,000 and $270,000, respectively. During 2004, proceeds from the sale of securities available for sale were $316,633,000, resulting in gross gains and gross losses of $2,637,000 and $1,327,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2006 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$1,001	(1)	9,970	(26)	10,971	(27)
Agency obligations	29,872	(62)	9,928	(47)	39,800	(109)
Mortgage-backed securities	10,228	(26)	578,072	(12,207)	588,300	(12,233)
State and municipal obligations	5,776	(18)	3,341	(45)	9,117	(63)
Corporate obligations	1,999	(1)	—	—	1,999	(1)
Equity securities	195	(6)	9,037	(1,119)	9,232	(1,125)

	$49,071	(114)	610,348	(13,444)	659,419	(13,558)

	December 31, 2005 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$5,987	(10)	74,391	(570)	80,378	(580)
FHLB obligations	9,844	(79)	—	—	9,844	(79)
Mortgage-backed securities	601,704	(9,621)	215,266	(6,504)	816,970	(16,125)
State and municipal obligations	3,034	(10)	2,332	(35)	5,366	(45)
Corporate obligations	—	—	12,994	(65)	12,994	(65)
Equity securities	9,622	(951)	771	(206)	10,393	(1,157)

	$630,191	(10,671)	305,754	(7,380)	935,945	(18,051)

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

(6)	Loans

Loans receivable at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Mortgage loans:
Residential	$1,623,374	1,773,288
Commercial	701,519	594,788
Multi-family	69,356	77,112
Construction	282,898	289,453

Total mortgage loans	2,677,147	2,734,641

Commercial loans	503,786	436,285
Consumer loans	592,948	556,645

Total other loans	1,096,734	992,930

Premiums on purchased loans	11,285	13,190
Less: unearned discounts	875	1,110
Less: net deferred fees	627	529

	$3,783,664	3,739,122

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to the loans’ yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2006, 2005 and 2004, $3,762,000, $4,838,000 and $3,885,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $7,275,000 and $6,005,000 at December 31, 2006 and 2005, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $328,000, $281,000 and $274,000, for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there are no commitments to lend additional funds to borrowers whose loans are nonaccrual.

At December 31, 2006, impaired loans consisted of three commercial loans totaling $234,000, all of which were included in nonaccrual loans. At December 31, 2005, impaired loans consisted of seven commercial loans totaling $843,000, all of which were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $37,000 and $267,000 at December 31, 2006 and 2005, respectively. The average balances of impaired loans during the years ended December 31, 2006, 2005 and 2004 were $231,000, $873,000 and $1,174,000 respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2006, 2005 and 2004 was insignificant for the respective periods.

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balance of loans serviced for others was approximately $242,782,000 and $259,781,000, at December 31, 2006 and 2005, respectively.

The Bank, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $613,575,000 and $523,048,000, at December 31, 2006 and 2005, respectively, and undisbursed home equity and personal credit lines of $159,066,000 and $173,121,000, at December 31, 2006 and 2005, respectively), exist which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

The Bank grants residential real estate loans on single- and multi-family dwellings to borrowers throughout New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Bank’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or guarantees are required for virtually all loans.

(7)	Allowance for Loan Losses

The activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Balance at beginning of period	$31,980	33,766	20,631
Allowance of acquired institution (First Sentinel)	—	—	12,925
Provision charged to operations	1,320	600	3,600
Recoveries of loans previously charged off	1,968	1,648	2,971
Loans charged off	(2,834)	(4,034)	(6,361)

Balance at end of period	$32,434	31,980	33,766

(8)	Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Land	$12,783	11,276
Banking premises	63,760	62,396
Furniture, fixtures and equipment	40,625	42,215
Leasehold improvements	16,680	16,215
Construction in progress	2,993	1,228

	136,841	133,330
Less accumulated depreciation and amortization	77,030	72,381

	$59,811	60,949

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $7,326,000, $7,893,000 and $6,989,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(9)	Intangible Assets

Intangible assets at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Goodwill	$409,781	409,850
Core deposit premiums	18,979	24,735
Mortgage servicing rights	958	929
SERP	—	324

	$429,718	435,838

Amortization expense of intangible assets for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Core deposit premiums	$5,756	6,838	4,421
Mortgage servicing rights	132	322	845

	$5,888	7,160	5,266

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2007	$4,997,000
2008	4,238,000
2009	3,479,000
2010	2,720,000
2011	1,961,000

(10)	Deposits

Deposits at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	Weighted average interest rate	2005	Weighted average interest rate
Savings deposits	$1,261,282	1.56%	$1,363,997	1.13%
Money market accounts	116,544	2.17	117,080	1.30
NOW accounts	447,505	1.53	516,462	1.27
Non-interest bearing deposits	441,630	—	475,965	—
Certificate of deposits	1,559,502	4.37	1,447,954	3.30

	$3,826,463		$3,921,458

Scheduled maturities of certificates of deposit accounts at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Within one year	$1,323,626	1,076,067
One to three years	147,987	217,778
Three to five years	66,915	123,515
Five years and thereafter	20,974	30,594

	$1,559,502	1,447,954

Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Savings deposits	$18,198	15,657	11,011
NOW and money market accounts	8,020	6,222	4,274
Certificates of deposits	57,973	37,895	24,221

	$84,191	59,774	39,506

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(11)	Borrowed Funds

Borrowed funds at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Securities sold under repurchase agreements	$353,202	391,126
FHLB line of credit	58,000	48,000
FHLB advances	429,788	530,982

	$840,990	970,108

FHLB advances are at fixed and variable rates and mature between January 2, 2007 and November 13, 2018. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

Scheduled maturities of FHLB advances at December 31, 2006 are as follows (in thousands):

2006
Due in one year or less	$188,420
Due after one year through two years	183,158
Due after two years through three years	13,618
Due after three years through four years	—
Due after four years through five years	36,677
Thereafter	7,915

$429,788

Scheduled maturities of securities sold under repurchase agreements at December 31, 2006 are as follows (in thousands):

2006
Due in one year or less	$77,126
Due after one year through two years	67,338
Due after two years through three years	141,298
Due after three years through four years	51,746
Due after four years through five years	15,694
Thereafter	—

$353,202

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2006 and 2005

(in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2006:
Securities sold under repurchase agreements	$434,483	366,933	3.86%
FHLB line of credit	91,000	46,033	5.29
FHLB advances	495,436	437,612	3.50
2005:
Securities sold under repurchase agreements	$466,244	444,454	2.95%
FHLB line of credit	48,000	1,693	3.63
FHLB advances	679,726	633,000	3.25

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. At December 31, 2006 and 2005, the Bank had unused lines of credit with the FHLB of $142,000,000 and $152,000,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(12)	Subordinated Debentures

As part of the First Sentinel acquisition, the Company assumed subordinated debentures issued by First Sentinel in connection with the issuance, in November 2001, of $25,000,000 of Company-obligated mandatorily redeemable preferred capital securities through special purpose business trusts. Of the $25,000,000 of preferred capital securities sold, $12,500,000 had a floating rate of interest, which reset semi-annually, equal to six-month LIBOR plus 3.75%. The remaining $12,500,000 of preferred capital securities had a fixed interest rate of 9.95%. Distributions on the preferred capital securities were payable semi-annually. The stated maturity of the preferred capital securities was December 8, 2031, with early redemption permitted on any June 8 or December 8 on or after December 8, 2006, at par. Upon its assumption of the subordinated debentures, the Company recorded a premium of $1,674,000, representing the fair market value adjustment at the acquisition date. This premium was accreted as an adjustment to interest expense on a straight-line basis over 2.5 years. On December 8, 2006, the Company redeemed the preferred capital securities. Upon redemption, the Company recognized a $682,000 loss on the early extinguishment of debt, representing the remaining unamortized bond issuance expense. This loss is included as a component of other non-interest expense for the year ended December 31, 2006.

(13)	Benefit Plans

Pension and Post-retirement Benefits

As previously discussed in Note 1, the Company adopted SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" effective December 31, 2006. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial condition the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the date of its year-end statement of financial condition and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 does not change how an employer determines the amount of net periodic benefit cost. The adoption of SFAS No. 158 at December 31, 2006 resulted in a $96,000 charge against other comprehensive income, net of taxes. The following table shows the impact of the adoption of SFAS No. 158 on the Company’s consolidated statement of financial condition at December 31, 2006 (in thousands):

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
All other assets	$5,702,669	—	5,702,669
Prepaid pension asset	2,524	1,012	3,536
Intangible asset-SERP	128	(128)	—
Deferred tax assets	36,693	66	36,759

Total assets	5,742,014	950	5,742,964

All other liabilities	4,695,801	—	4,695,801
Accrued OPEB liability	24,953	1,082	26,035
Accrued pension liability	240	(36)	204
Accrued expense: SERP	1,768	—	1,768

Total liabilities	4,722,762	1,046	4,723,808

Accumulated other comprehensive loss	(7,054)	(96)	(7,150)
Total stockholders’ equity	1,019,252		1,019,156

Total liabilities and stockholders’ equity	$5,742,014		5,742,964

The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. The pension plan provides for 100% vesting after five years of service. The pension plan’s assets are invested in group annuity contracts and investment funds currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2006, management believes that no contributions will be made to the pension plan in 2007.

In addition to pension benefits, certain healthcare and life insurance benefits are currently made available to retired employees. The cost of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides for a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. This subsidy

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

was applicable to the Company commencing in 2005. Measurement of the benefit obligation and net periodic benefit cost for January 1, 2006 through June 30, 2006 and for the year ended December 31, 2005 shown below reflect the Act’s 28% subsidy. Effective July 1, 2006, the Bank implemented two new retiree healthcare plans which reduced monthly premium costs. These plans are Supplemental Medicare Plans fully managed by the Bank’s health insurance carrier that provide prescription drug coverage that is equal to or greater than Medicare Part D. However, based on the structural arrangement of the plan contracts, the Bank is no longer eligible for the Medicare subsidy.

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2006	2005	2004	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$19,530	21,513	22,033	28,389	31,060	22,272
Acquisition of First Sentinel	—	—	—	—	—	3,165
Service cost	—	—	—	519	813	659
Interest cost	1,068	1,241	1,336	1,516	1,502	1,582
Actuarial (gain) loss	(714)	(32)	(432)	(3,656)	(4,566)	1,721
Benefits paid	(2,953)	(3,192)	(2,925)	(733)	(420)	(506)
Change in actuarial assumptions	—	—	1,501	—	—	2,167

Benefit obligation at end of year	$16,931	19,530	21,513	26,035	28,389	31,060

Change in plan assets:
Fair value of plan assets at beginning of year	$20,841	22,938	22,734	—	—	—
Actual return on plan assets	2,579	1,095	3,129	—	—	—
Employer contributions	—	—	—	733	420	506
Benefits paid	(2,953)	(3,192)	(2,925)	(733)	(420)	(506)

Fair value of plan assets at end of year	$20,467	20,841	22,938	—	—	—

Funded status at end of year	$3,536	1,311	1,425	(26,035)	(28,389)	(31,060)

The over-funded pension benefits of $3.5 million and the un-funded postretirement benefits of $26.0 million at December 31, 2006 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition. The components of accumulated other comprehensive (gain) loss related to the pension plan and other postretirement benefits, on a pre-tax basis, at December 31, 2006 are summarized in the following table (in thousands):

	Pension	Post-Retirement
Unrecognized transition asset	—	3,069
Unrecognized net actuarial gain	(1,012)	(1,987)

Total accumulated other comprehensive gain	$(1,012)	1,082

Information concerning the funded status of the pension plan and post-retirement healthcare and life insurance plans and the net amounts recognized in the consolidated statement of financial condition at December 31, 2005 and 2004, prior to the adoption of SFAS No. 158, is summarized below (in thousands):

	Pension		Postretirement
	2005	2004	2005	2004
Funded status at end of year	$1,311	1,425	(28,389)	(31,060)
Unrecognized transition asset	—	—	3,452	3,836
Unrecognized net actuarial loss (gain)	638	(57)	1,690	6,342

Net amount recognized	1,949	1,368	(23,247)	(20,882)

Components of net amount recognized:
Prepaid benefit cost	$1,949	1,368	—	—
Accrued benefit liability	—	—	(23,247)	(20,882)

Net amount recognized	$1,949	1,368	(23,247)	(20,882)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Net periodic benefit cost for the years ending December 31, 2006, 2005 and 2004, included the following components (in thousands):

	Pension			Post-retirement
	2006	2005	2004	2006	2005	2004
Service cost	$—	—	—	$519	813	659
Interest cost	1,068	1,241	1,336	1,516	1,502	1,582
Expected return on plan assets	(2,579)	(1,095)	(3,129)	—	—	—
Amortization of:
Net gain (loss)	936	(727)	1,328	20	87	159
Unrecognized remaining assets	—	—	—	384	384	384

Net periodic benefit (increase) cost	$(575)	(581)	(465)

Post-retirement benefit (increase) cost				$2,439	2,786	2,784

The weighted average actuarial assumptions used in the plan determinations at December 31, 2006, 2005 and 2004 were as follows:

	Pension			Post-retirement
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	—	—	—	5.50	5.50	5.50
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	7.00	7.00	9.00

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year's financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company's pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Merrill Lynch bond indices, for reasonableness. A discount rate of 5.75% was selected for the December 31, 2006 measurement date and the 2006 expense calculation.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2006 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$390	(300)
Effect on postretirement benefits obligation	4,510	(3,560)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows (in thousands):

	Pension	Post-retirement
2007	$491,000	$775,000
2008	534,000	801,000
2009	569,000	836,000
2010	617,000	886,000
2011	693,000	930,000

The weighted-average asset allocation of pension plan assets at December 31 were as follows:

Asset Category	2006	2005
Domestic equities	67%	68%
Foreign equities	11%	12%
US bonds	17%	12%
International bonds	—	1%
Real estate	5%	5%
Cash	—	2%

Total	100%	100%

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Company's expected return on pension plan assets assumption is based on historical investment return experience and evaluation of input from the trustee managing the pension plan's assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company's goal of earning the highest rate of return while maintaining risk at acceptable levels.

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

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2006 and 2005, the Bank matched 25% of the first 6% contributed by the participants. For 2004, the Bank matched 50% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2006, 2005 and 2004 were $351,000, $395,000 and $702,000, respectively.

Supplemental Executive Retirement Plan

The Bank also maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $116,000, $153,000 and $134,000 for the years 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, $1,768,000 and $1,850,000, respectively, was recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. The SERP was accounted for in accordance with SFAS No. 158 as of December 31, 2006. As a result of the adoption of SFAS No. 158, a charge of $76,000, net of tax, was recorded in other comprehensive income.

Retirement Plan for the Board of Directors of The Provident Bank

The Bank maintains a Retirement Plan for the Board of Directors of the Bank, a non-qualified plan that provides cash payments for up to ten years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the age of 72 with at least ten years of service on the board, is forty quarterly payments of $1,250. The Bank may suspend payments under this plan if it does not meet Federal Deposit Insurance Corporation or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. For the years ended December 31, 2006 and 2005, The Provident Bank paid $10,500 and $7,000, respectively, to former board members under this plan. At December 31, 2006 and 2005, $203,668 and $232,088, respectively, was recorded in other liabilities on the consolidated statements of financial condition for this

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

retirement plan. The Retirement Plan for the Board of Directors was accounted for in accordance with SFAS No. 158 as of December 31, 2006. As a result of the adoption of SFAS No 158, an increase of $22,000, net of tax, was recorded in other comprehensive income.

Effective January 1, 2005, a safe harbor amendment to this plan was adopted to satisfy the requirements of Internal Revenue Code (“IRC”) Section 409A created by the American Jobs Creation Act (“AJCA”). The plan was further amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2006, was $74.0 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the ESOP year ending December 31, 2006, 165,973 shares are committed to be released and will be allocated to participants, compared to 162,984 shares released in the ESOP year ending December 31, 2005. Unallocated ESOP shares held in suspense totaled 4,125,097 at December 31, 2006, and had a fair market value of $74.8 million. ESOP compensation expense for the years ended December 31, 2006, 2005 and 2004 was $2,842,000, $2,781,000 and $3,026,000, respectively.

The Supplemental Executive Savings Plan

This is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans. The supplemental payments for the 401(k) Plan portion of the Supplemental Executive Savings Plan consist of payments representing employee and employer contributions that cannot be allocated to participants under the 401(k) Plan due to the limitations imposed on tax-qualified plans. The supplemental payments for the ESOP portion of the Supplemental Executive Savings Plan consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Supplemental Executive Savings Plan was frozen effective December 31, 2003. Accrued benefits under the frozen plan will continue to be governed by the tax laws in effect prior to the enactment of IRC Section 409A created by the AJCA.

Non-Qualified Supplemental Employee Stock Ownership Plan

Effective January 1, 2004, the Bank established a new deferred compensation plan for executive management and key employees of the Bank, known as The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”). The Supplemental ESOP was adopted to satisfy the requirements of IRC Section 409A created by the AJCA. The Supplemental ESOP is a non-qualified plan that provides additional benefits to certain executives whose benefits under the ESOP are limited by tax law limitations applicable to tax-qualified plans. The Supplemental ESOP requires a contribution by the Bank for each participant who also participates in the ESOP equal to the amount that would have been contributed under the terms of the ESOP but for the tax law limitations, less the amount actually contributed under the ESOP.

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

As a general rule, restricted stock grants granted under the SAP are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments, commencing one year from the date of the award. As of December 31, 2006, common stock available for awards under the SAP totaled 1,099,087 shares. Expense attributable to the SAP amounted to $4,810,000, $5,095,000 and $5,197,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

A summary status of the granted but unvested shares under the SAP as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2006	2005	2004
Outstanding at beginning of year	747,380	1,059,095	1,260,000
Granted	33,000	—	91,095
Forfeited	(6,900)	(51,550)	(40,000)
Vested	(243,094)	(260,165)	(252,000)

Outstanding at the end of year	530,386	747,380	1,059,095

Stock Option Plan

Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair market value of a share of the Company’s common stock at the date of grant. Options vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Under the Company’s stock option plan, 5,961,830 shares of the Company’s common stock were reserved for issuance. Directors and employees have been granted 4,388,285 stock options as of December 31, 2006.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during the year is presented below:

	2006		2005		2004
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,464,230	$18.55	4,766,615	$18.56	4,943,800	$18.57
Granted	186,000	18.52	47,000	18.03	100,000	18.15
Exercised	(6,055)	18.57	—	—	(5,385)	18.57
Forfeited	(117,700)	18.57	(257,860)	18.57	(271,800)	18.57
Expired	(149,630)	18.57	(91,525)	18.57	—	—

Outstanding at the end of year	4,376,845	$18.55	4,464,230	$18.55	4,766,615	$18.56

The total fair value of shares vesting during 2006, 2005 and 2004 was $3,304,000, $3,585,000 and $3,633,000, respectively.

Compensation expense of approximately $3,270,000 ($1,934,000 net of tax), $1,914,000 ($1,132,000 net of tax), and $283,000 ($167,000 net of tax), is projected for 2007, 2008 and 2009, respectively, on stock options outstanding at December 31, 2006.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 17.43-19.22	4,376,845	6.7 years	$18.55	2,471,131	$18.56

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2006 is $49,000 and $18,000, respectively.

Prior to January 1, 2006, the Company’s stock option plan was accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company has analyzed the expected forfeitures of stock options as compared to actual forfeitures, which were previously recorded as a reduction of expense in the quarter of forfeiture in accordance with SFAS No. 123, and has deemed the impact of the adoption of SFAS No. 123R to be immaterial.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Compensation expense related to the Company’s stock option plan totaled $3,330,000, $3,500,000 and $3,489,000 for 2006, 2005 and 2004, respectively.

The estimated fair values were determined on the dates of grant using the Black-Scholes Option pricing model. The fair value of the Company’ stock option awards is expensed on a straight-line basis over the vesting period of the stock option. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. The expected volatility computation is based on historical volatility over a period approximating the expected term of the option. The dividend yield is based on the annual dividend payment per share, divided by the grant date stock price. The expected option term is a function of the option life and the vesting period.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2006	2005	2004
Expected dividend yield	1.98%	1.77%	1.22%
Expected volatility	16.72%	22.42%	19.59%
Risk-free interest rate	4.64%	4.10%	3.68%
Expected option life	8 years	8 years	8 years

The intrinsic value of options exercised during 2006, 2005 and 2004 was $0.18, $0, and $0.45 per option, respectively. The weighted average fair value of options granted during 2006, 2005 and 2004 was $4.42, $5.02, and $4.97 per option, respectively.

(14)	Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$21,853	21,618	23,030
State	1,133	1,403	1,513

Total current	22,986	23,021	24,543

Deferred:
Federal	1,902	4,917	(5,562)
State	(1,687)	(539)	293

Total deferred	215	4,378	(5,269)

	$23,201	27,399	19,274

The Bank recorded, in accumulated other comprehensive income, a deferred tax expense (benefit) of $1,340,000, ($8,598,000) and ($1,733,000) during the years 2006, 2005 and 2004, respectively, to reflect the tax effect of the unrealized loss on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax benefit of $66,000 during the year 2006 to reflect the tax effect of the adoption of SFAS No. 158.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Tax expense at statutory rate of 35%	$26,910	30,064	24,001
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(360)	562	1,174
Tax-exempt interest income	(2,945)	(3,167)	(3,068)
Change in valuation reserve	—	—	(1,848)
Bank-owned life insurance	(1,819)	(1,800)	(1,567)
Other, net	1,415	1,740	582

	$23,201	27,399	19,274

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$12,938	12,752
Post-retirement benefit	10,700	9,480
Deferred compensation	5,169	5,240
Intangibles	2,167	3,071
Depreciation	385	—
SERP	820	833
Contribution carry-forward	1,304	3,771
ESOP	1,455	1,042
Stock compensation	4,563	3,560
Unrealized loss on securities	4,856	6,196
State AMA	849	203
Other	564	465

Total gross deferred tax assets	45,770	46,613
Valuation Reserve	—	108

Deferred tax liabilities:
Depreciation	—	796
Pension expense	1,445	928
Deferred loan costs	1,548	625
Investment securities, principally due to accretion of discounts	211	181
Purchase accounting adjustments	5,473	5,090
Originated mortgage servicing rights	334	302
Other	—	1

Total gross deferred tax liabilities	9,011	7,923

Net deferred tax asset	$36,759	38,582

Equity at December 31, 2006 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2006 the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

In 2006 and 2005, the valuation reserve pertaining to the charitable contributions carry-forward declined $108,000 and $838,000, respectively, as a result of utilization of the related deferred tax asset. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Bank will need to generate future taxable income. Management has projected that the Bank will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(15)	Lease Commitments

The approximate future minimum rental commitments for all significant non-cancellable operating leases at December 31, 2006 are summarized as follows (in thousands):

Year ending December 31:
2007	$2,966
2008	2,456
2009	2,162
2010	1,852
2011	1,528
Thereafter	2,540

$13,504

Rental expense was $4,393,000, $4,296,000 and $3,107,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company has entered into employment agreements with three executives. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. In the event the executive’s employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control, the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of (x) the average bonus paid over the last three years or (y) the cash bonus paid in the last year, as well as continuation of life, medical, dental and disability insurance coverage for three years. The agreements generally provide that following a change in control (as defined in the agreement), the executive will receive the severance payments and other benefits described above if he resigns during the one-year period following the change in control or if the executive is terminated during the remaining term of the employment agreement following the change in control. The executives would receive an aggregate of $5,774,000 in cash payments, as well as continuation of life, medical, dental and disability coverage, pursuant to the employment agreements upon a change of control of the Company based upon current levels of compensation.

(17)	Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2006 and 2005, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00%; a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

As of December 31, 2006 and 2005, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The Bank’s actual capital amounts and ratios are also presented in the following table (in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Leverage (Tier 1)	$448,180	8.46%	$211,811	4.00%	$264,764	5.00%
Risk-based capital:
Tier 1	448,180	11.31	158,469	4.00	237,703	6.00
Total	480,614	12.13	316,938	8.00	396,172	10.00

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005 :
Leverage (Tier 1)	$514,869	9.18%	$224,253	4.00%	$280,316	5.00%
Risk-based capital:
Tier 1	514,869	13.53	152,254	4.00	228,382	6.00
Total	546,927	14.37	304,509	8.00	380,636	10.00

(18)	Fair Value of Financial Instruments

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories.

The fair value of performing loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.

The fair value for significant non-performing loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

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

December 31, 2006, 2005 and 2004

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

The estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are presented in the following table (in thousands):

	2006		2005
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$92,057	92,057	117,268	117,268
Securities available for sale	790,894	790,894	1,082,957	1,082,957
Investment securities	389,656	386,380	410,914	407,972
FHLB stock	35,335	35,335	43,794	43,794
Loans	3,751,230	3,679,744	3,707,142	3,620,789
Financial liabilities:
Deposits	3,826,463	3,828,984	3,921,458	3,920,018
Borrowed funds	840,990	828,372	970,108	948,123
Subordinated debentures	—	—	26,444	26,195

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(19)	Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2006 and 2005.

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$69,594	$70,694	$70,867	$70,984
Interest expense	26,211	28,000	30,948	32,452

Net interest income	43,383	42,694	39,919	38,532
Provision for loan losses	555	565	100	100

Net interest income after provision for loan losses	42,828	42,129	39,819	38,432
Non-interest income	7,333	7,284	8,335	8,999
Non-interest expense	30,204	29,944	30,089	28,036

Income before income tax expense	19,957	19,469	18,065	19,395
Income tax expense	6,155	5,951	5,080	6,015

Net income	$13,802	$13,518	$12,985	$13,380

Basic earnings per share	0.22	0.22	0.22	0.23
Diluted earnings per share	0.22	0.22	0.22	0.22

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$68,957	$68,826	$69,271	$69,408
Interest expense	21,792	22,855	24,460	25,900

Net interest income	47,165	45,971	44,811	43,508
Provision for loan losses	—	400	100	100

Net interest income after provision for loan losses	47,165	45,571	44,711	43,408
Non-interest income	6,170	7,552	7,820	7,679
Non-interest expense	31,377	33,228	30,030	29,543

Income before income tax expense	21,958	19,895	22,501	21,544
Income tax expense	6,936	6,126	7,564	6,773

Net income	$15,022	$13,769	$14,937	$14,771

Basic earnings per share	0.22	0.21	0.23	0.23
Diluted earnings per share	0.22	0.20	0.23	0.23

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(20)	Earnings Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share computations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2006	2005	2004
Net income	$53,685	$58,499	$49,301

Basic weighted average common shares outstanding	60,968,533	66,083,173	61,576,544
Plus:
Dilutive DDFP shares	735,373	751,869	343,498
Dilutive stock options	—	1,495	12,131

Diluted weighted average common shares outstanding	61,703,906	66,836,536	61,932,173

Earnings per share:
Basic	$0.88	$0.89	$0.80
Diluted	$0.87	$0.88	$0.80

Anti-dilutive stock options and awards totaling 4,694,780 shares at December 31, 2006, were excluded from the earnings per share calculations.

(21)	Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

ASSETS	December 31, 2006	December 31, 2005
Cash and due from banks	$17,763	$7,383
Short-term investments	100	8,000

Total cash and cash equivalents	17,863	15,383

Securities available for sale, at fair value	25,576	33,232
Investment in Subsidiaries	869,952	939,584
Due from Subsidiary – SAP	32,342	37,168
ESOP Loan	74,041	75,840
Accrued interest receivable	—	28
Other assets	131	1,789

Total Assets	$1,019,905	$1,103,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures	—	26,444
Other liabilities	749	285
Total stockholders' equity	1,019,156	1,076,295

Total Liabilities and Stockholders’ Equity	$1,019,905	$1,103,024

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2006	2005	2004
Income:
Dividends from Subsidiary	$134,958	$59,960	$239,189
Interest income	3,034	3,100	3,633
Investment income	4,616	2,178	3,022
Other income	—	—	12

Total income	142,608	65,238	245,856

Interest expense	2,205	2,144	907
Non-interest expense	1,452	857	1,536

Total expense	3,657	3,001	2,443

Income before income tax expense	138,951	62,237	243,413
Income tax expense	149	95	164

Income before Dividends in excess of earnings of subsidiary	138,802	62,142	243,249
Dividends in excess of earnings of subsidiary	(85,117)	(3,643)	(193,948)

Net income	$53,685	$58,499	$49,301

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$53,685	$58,499	$49,301
Adjustments to reconcile net income to net cash provided by operating activities
Dividends in excess of earnings of subsidiary	85,117	3,643	193,948
ESOP allocation	2,842	2,781	3,026
SAP allocation	4,810	5,095	5,197
Stock option allocation	3,330	3,500	3,489
Gain on sales of securities available for sale	(2,548)	(192)	(743)
Decrease in Due from Subsidiary - SAP	4,826	5,163	5,002
Increase in other assets	(11,460)	(11,862)	(519)
Increase (decrease) in other liabilities	464	(1,276)	(6,369)

Net cash provided by operating activities	141,066	65,351	252,332

Cash flows from investing activities:
Purchases of available for sale securities	(3,900)	(1,711)	(109,226)
Proceeds from sales of available for sale securities	13,076	1,921	71,584
Proceeds from maturities and paydowns of securities available for sale	—	—	103,891
Net decrease in ESOP loan	1,799	1,658	1,492
Cash consideration paid to acquire First Sentinel net of cash and cash equivalents received	—	—	(239,092)

Net cash provided by (used in) investing activities	10,975	1,868	(171,351)

Cash flows from financing activities:
Purchases of treasury stock	(99,583)	(96,303)	(70,909)
Purchases of SAP shares	—	—	(3,565)
Stock option exercises	112	—	99
Cash dividends paid	(24,316)	(21,588)	(14,873)
Redemption of subordinated debentures	(25,774)	—	—

Net cash used in financing activities	(149,561)	(117,891)	(89,248)

Net increase (decrease) in cash and cash equivalents	2,480	(50,672)	(8,267)

Cash and cash equivalents at beginning of period	15,383	66,055	74,322

Cash and cash equivalents at end of period	$17,863	$15,383	$66,055

See accompanying notes to consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Paul M. Pantozzi, the Company’s Chairman and Chief Executive Officer, and Linda A. Niro, the Company’s Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2006. This report appears on page 53.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Directors and Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2007 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2007 and is incorporated herein by reference.

Provident has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of Provident and The Provident Bank, including the principal executive officer, principal financial officer, principal accounting officer, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on the “Governance Documents” section of the “Investor Relations” page on The Provident Bank’s website at www.providentnj.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on The Provident Bank website.

Item 11.	Executive Compensation

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2007 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2006 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	4,376,845	$18.55	1,573,545	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,376,845	$18.55	1,573,545

(1)	Consists of outstanding stock options to purchase 4,376,845 shares of common stock granted under the Provident Financial Services, Inc. 2003 Stock Option Plan.

(2)	The weighted average exercise price reflects the exercise price of $18.57 per share for stock options granted in 2003, an exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004, an exercise price of $18.03 for 47,000 stock options granted in 2005,and an exercise price of $18.55 for 96,000 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006 under the Provident Financial Services, Inc. 2003 Stock Option Plan.

(3)	Consists of stock options to purchase 1,573,545 shares that remained available to grant under the Provident Financial Services, Inc. 2003 Stock Option Plan.

The Provident Financial Services, Inc. 2003 Stock Award Plan (“SAP”) was approved by the Company’s stockholders on July 17, 2003. The Company has awarded 1,285,645 shares of common stock under the SAP and 1,099,087 shares remained available to award at December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Corporate Governance Matters” – “Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2007 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2007 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Financial Condition, December 31, 2006 and 2005

Consolidated Statements of Income, Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows, Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
	3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

	3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

	4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

	10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

	10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

	10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

	10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

	10.5	Amended and Restated Supplemental Executive Retirement Plan. **

	10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

	10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

	10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

	10.9	Voluntary Bonus Deferral Plan, as amended. *

	10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

	10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

	10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

	10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

	10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

	10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

	10.16	Agreement and Plan of Merger by and between Provident Financial services, Inc. and First Morris Bank & Trust dated October 15, 2006. ******

	21	Subsidiaries of the Registrant.

	23.	Consent of KPMG LLP.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
******	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006 (File No. 001-31566).

(b)	The exhibits listed under (a)(3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 1, 2007	By:	/s/ PAUL M. PANTOZZI
Paul M. Pantozzi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL M. PANTOZZI	By:	/s/ LINDA A. NIRO
	Paul M. Pantozzi, Chairman and Chief Executive Officer (Principal Executive Officer)		Linda A. Niro, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2007	Date:	March 1, 2007

By:	/s/ THOMAS M. LYONS	By:	/s/ THOMAS W. BERRY
	Thomas M. Lyons		Thomas W. Berry, Director
First Vice President and Chief Accounting Officer of The Provident Bank (Principal Accounting Officer)

Date:	March 1, 2007	Date:	March 1, 2007

By:	/s/ LAURA L. BROOKS	By:	/s/ JOHN G. COLLINS
	Laura L. Brooks, Director		John G. Collins, Director

Date:	March 1, 2007	Date:	March 1, 2007

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	March 1, 2007	Date:	March 1, 2007

By:	/s/ CARLOS HERNANDEZ	By:	/s/ WILLIAM T. JACKSON
	Carlos Hernandez, Director		William T. Jackson, Director

Date:	March 1, 2007	Date:	March 1, 2007

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ ARTHUR MCCONNELL
	Christopher Martin, Director and President		Arthur McConnell, Director

Date:	March 1, 2007	Date:	March 1, 2007

By:	/s/ JOHN P. MULKERIN	By:	/s/ EDWARD O’DONNELL
	John P. Mulkerin, Director		Edward O’Donnell, Director
Date:	March 1, 2007	Date:	March 1, 2007

By:	/s/ THOMAS E. SHEENAN	By:	/s/ JEFFRIES SHEIN
	Thomas E. Sheenan, Director		Jeffries Shein, Director

Date:	March 1, 2007	Date:	March 1, 2007

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan * and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

10.16	Agreement and Plan of Merger by and between Provident Financial services, Inc. and First Morris Bank & Trust dated October 15, 2006. ******

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
******	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006 (File No. 001-31566).

SEC AND NYSE CERTIFICATIONS

The certifications by the Chief Executive Officer and Chief Financial Officer of Provident Financial Services, Inc. (the “Company”) required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to the Company’s 2006 Annual Report on Form 10-K. In addition, the Chief Executive Officer of the Company made an unqualified certification to the New York Stock Exchange (“NYSE”) regarding the Company’s compliance with the NYSE corporate governance listing standards in 2006.