Form 10-Q
period 2007-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2007-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

(201) 333-1000

(Registrant's Telephone Number, Including Area Code)

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

As of May 1, 2007 there were 83,209,293 shares issued and 66,689,358 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 736,014 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2007 (Unaudited) and December 31, 2006

(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$79,679	$89,390
Short-term investments	2,655	2,667

Total cash and cash equivalents	82,424	92,057

Investment securities (market value of $377,755 (unaudited) and $386,380 at March 31, 2007 and December 31, 2006, respectively)	380,084	389,656
Securities available for sale, at fair value	735,385	790,894
Federal Home Loan Bank (“FHLB”) stock	31,248	35,335
Loans	3,765,204	3,783,664
Less allowance for loan losses	32,678	32,434

Net loans	3,732,526	3,751,230

Foreclosed assets, net	757	528
Banking premises and equipment, net	59,126	59,811
Accrued interest receivable	20,241	21,705
Intangible assets	428,381	429,718
Bank-owned life insurance (“BOLI”)	117,603	116,271
Other assets	108,258	55,759

Total assets	$5,696,033	$5,742,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$989,866	$1,005,679
Savings deposits	1,257,575	1,261,282
Certificates of deposit of $100,000 or more	404,089	393,834
Other time deposits	1,159,035	1,165,668

Total deposits	3,810,565	3,826,463
Mortgage escrow deposits	18,898	17,616
Borrowed funds	815,083	840,990
Other liabilities	36,038	38,739

Total liabilities	4,680,584	4,723,808

Stockholders' Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 79,879,017 shares issued and 62,621,748 shares outstanding at March 31, 2007 and 63,233,548 outstanding at December 31, 2006	799	799
Additional paid-in capital	939,670	937,616
Retained earnings	429,429	424,958
Accumulated other comprehensive loss	(5,557)	(7,150)
Treasury stock, at cost	(279,094)	(266,587)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(69,798)	(70,480)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(12,890)	(13,010)
Deferred compensation – DDFP	12,890	13,010

Total stockholders' equity	1,015,449	1,019,156

Total liabilities and stockholders’ equity	$5,696,033	$5,742,964

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three months ended March 31, 2007 and 2006 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Interest income:
Real estate secured loans	$40,202	$39,293
Commercial loans	7,673	6,398
Consumer loans	8,912	8,166
Investment securities	3,985	4,298
Securities available for sale	9,208	11,329
Other short-term investments	43	69
Federal funds	4	41

Total interest income	70,027	69,594

Interest expense:
Deposits	24,127	17,661
Borrowed funds	8,626	8,143
Subordinated debentures	—	407

Total interest expense	32,753	26,211

Net interest income	37,274	43,383
Provision for loan losses	300	555

Net interest income after provision for loan losses	36,974	42,828

Non-interest income:
Fees	5,426	5,807
BOLI	1,332	1,259
Net gain on securities transactions	—	5
Other income	968	262

Total non-interest income	7,726	7,333

Non-interest expense:
Compensation and employee benefits	16,170	16,357
Net occupancy expense	4,543	4,815
Data processing expense	2,054	1,884
Amortization of intangibles	1,369	1,568
Advertising and promotion expense	787	1,041
Other operating expenses	4,409	4,539

Total non-interest expense	29,332	30,204

Income before income tax expense	15,368	19,957
Income tax expense	4,560	6,155

Net income	$10,808	$13,802

Basic earnings per share	$0.18	$0.22
Average basic shares outstanding	59,052,312	63,440,313
Diluted earnings per share	$0.18	$0.22
Average diluted shares outstanding	59,052,312	64,180,995

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,176,295
Comprehensive income:
Net income	—	—	13,802	—	—	—	—	—	—	13,802
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($2,400))	—			(3,416)	—	—	—	—	—	(3,416)
Reclassification adjustment for gains included in net income (net of tax of $2)	—		—	(3)	—	—	—	—	—	(3)

Total comprehensive income										$10,383

Cash dividends declared	—	—	(6,232)	—	—	—	—	—	—	(6,232)
Distributions from DDFP	—	38	—	—	—	—	—	145	(145)	38
Purchases of treasury stock	—	—	—	—	(16,355)	—	—	—	—	(16,355)
Allocation of ESOP shares	—	56	—	—	—	681	—	—	—	737
Allocation of SAP shares	—	1,220	—	—	—	—	—	—	—	1,220
Adoption of SFAS No. 123R	—	(35,313)	—	—	—	—	35,313	—	—	—
Allocation of stock options	—	841	—	—	—	—	—	—	—	841

Balance at March 31, 2006	$799	$931,397	$403,159	$(12,325)	$(183,468)	$(72,635)	$—	$(13,079)	$13,079	$1,066,927

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2007 and 2006 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2006	$799	$937,616	424,958	$(7,150)	(266,587)	$(70,480)	$—	$(13,010)	13,010	$1,019,156
Comprehensive income:
Net income	—	—	10,808	—	—	—	—	—	—	10,808
Other comprehensive income:
Unrealized holding gain on securities arising during the Period (net of tax of $1,152)	—	—	—	1,593	—	—	—	—	—	1,593

Total comprehensive income										$12,401

Cash dividends declared	—	—	(6,337)	—	—	—	—	—	—	(6,337)
Distributions from DDFP	—	46	—	—	—	—	—	120	(120)	46
Purchases of treasury stock	—	—	—	—	(12,507)	—	—	—	—	(12,507)
Allocation of ESOP shares	—	30	—	—	—	682	—	—	—	712
Allocation of SAP shares	—	1,144	—	—	—	—	—	—	—	1,144
Allocation of stock options	—	834	—	—	—	—	—	—	—	834

Balance at March 31, 2007	$799	$939,670	429,429	$(5,557)	(279,094)	$(69,798)	$—	$(12,890)	12,890	$1,015,449

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	10,808	$13,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,081	3,504
Provision for loan losses	300	555
Deferred tax expense (benefit)	778	(901)
Increase in cash surrender value of BOLI	(1,332)	(1,259)
Net amortization of premiums and discounts on securities	394	937
Accretion of net deferred loan fees	(503)	(499)
Amortization of premiums on purchased loans, net	771	1,014
Net increase in loans originated for sale	(3,491)	(2,985)
Proceeds from sales of loans originated for sale	3,508	3,006
Proceeds from sales of foreclosed assets, net	—	459
Allocation of ESOP shares	712	737
Allocation of SAP shares	1,144	1,220
Allocation of stock options	834	841
Net gain on sale of loans	(17)	(21)
Net gain on securities available for sale	—	(5)
Net gain on sale of premises and equipment	(11)	—
Decrease in accrued interest receivable	1,464	2,147
(Increase) decrease in other assets	(50,384)	10,974
Decrease in other liabilities	(2,701)	(4,279)

Net cash (used in) provided by operating activities	(34,645)	29,247

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	10,230	9,578
Purchases of investment securities	(804)	(9,948)
Proceeds from sales of securities available for sale	2,225	5
Proceeds from maturities and paydowns of securities available for sale	56,573	105,225
Purchases of securities available for sale	(792)	(32,194)
Purchases of loans	(6,725)	(26,056)
Net decrease in loans	24,688	33,221
Proceeds from sales of premises and equipment	11	—
Purchases of premises and equipment, net	(1,027)	(846)

Net cash provided by investing activities	84,379	78,985

Cash flows from financing activities:
Net (decrease) increase in deposits	(15,898)	3,277
Increase in mortgage escrow deposits	1,282	1,242
Purchase of treasury stock	(12,507)	(16,355)
Cash dividends paid to stockholders	(6,337)	(6,232)
Proceeds from long-term borrowings	60,000	95,000
Payments on long-term borrowings	(68,350)	(151,963)
Net decrease in short-term borrowings	(17,557)	(37,861)

Net cash used in financing activities	(59,367)	(112,892)

Net decrease in cash and cash equivalents	(9,633)	(4,660)
Cash and cash equivalents at beginning of period	92,057	117,268

Cash and cash equivalents at end of period	82,424	$112,608

Cash paid during the period for:
Interest on deposits and borrowings	32,322	$25,213

Income taxes	1,332	$1,427

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	229	$94

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2006 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended March 31,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$10,808			$13,802

Basic earnings per share:
Income available to common stockholders	$10,808	59,052,312	$0.18	$13,802	63,440,313	$0.22
Dilutive shares		—			740,682
Diluted earnings per share:
Income available to common stockholders	$10,808	59,052,312	$0.18	$13,802	64,180,995	$0.22

Anti-dilutive stock options and awards totaling 4,992,999 shares at March 31, 2007, were excluded from the earnings per share calculations.

Note 2. Acquisitions

The Company completed its acquisition of First Morris Bank & Trust (“First Morris”) and the merger of First Morris with and into the Bank, effective April 1, 2007. None of the financial information contained in this Quarterly Report on Form 10-Q contains any financial data of First Morris since the merger was completed subsequent to March 31, 2007.

Pursuant to the terms of the Agreement and Plan of Merger, 50% of First Morris’ common stock was converted into the Company’s common stock at an exchange rate of 2.1337 shares of the Company’s common stock for each First Morris share, and 50% of First Morris’ common stock was converted into $39.75 in cash for each First Morris share. The aggregate consideration paid in the merger consisted of $62.0 million in cash and 3,330,276 shares of the Company’s common stock.

First Morris stockholders who made a stock election for all or a portion of their shares of First Morris common stock received 2.1337 shares of the Company’s common stock for each of their stock election shares. The cash consideration was oversubscribed. First Morris stockholders who made a cash election for all or a portion of their First Morris shares received the cash consideration of $39.75 per share for approximately 66.46% of their cash election shares and 2.1337 shares of the Company’s common stock for approximately 33.54% of their cash election shares. First Morris stockholders who elected "No Preference" or who did not make a valid election received 2.1337 shares of the Company’s common stock for each of their First Morris shares. No fractional shares of the Company’s common stock were issued. In lieu of such fractional shares, the Company paid cash at the rate of $17.427 per whole share.

Note 3. Loans and Allowance for Loan Losses

Loans receivable at March 31, 2007 and December 31, 2006 are summarized as follows (in thousands):

	March 31, 2007	December 31, 2006
Mortgage loans:
Residential	$1,611,021	$1,623,374
Commercial mortgage loans	742,838	701,519
Multi-family	72,983	69,356
Construction loans	264,235	282,898

Total mortgage loans	2,691,077	2,677,147

Commercial loans	478,622	503,786
Consumer loans	586,047	592,948

Total other loans	1,064,669	1,096,734

Premium on purchased loans	10,806	11,285
Less: Discount on purchased loans	819	875
Less: Net deferred fees	529	627

	$3,765,204	$3,783,664

The activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 is summarized as follows (in thousands):

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$32,434	$31,980
Provision charged to operations	300	555
Recoveries of loans previously charged off	518	491
Loans charged off	(574)	(1,122)

Balance at end of period	$32,678	$31,904

Note 4. Deposits

Deposits at March 31, 2007 and December 31, 2006 are summarized as follows (in thousands):

	March 31, 2007	December 31, 2006
Savings	$1,257,575	$1,261,282
Money market	114,141	116,544
NOW	429,096	447,505
Non-interest bearing	446,629	441,630
Certificates	1,563,124	1,559,502

	$3,810,565	$3,826,463

Note 5. Components of Net Periodic Benefit Cost

The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The Plan was frozen on April 1, 2003. The Plan provides for 100% vesting after five years of service. The Plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial.

In addition to pension benefits, certain health care and life insurance benefits are currently made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen to new entrants and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006.

Net periodic benefit costs for the three months ended March 31, 2007 and 2006 include the following components (in thousands):

	Pension		Other post-retirement
	Three months ended March 31,
	2007	2006	2007	2006
Service cost	$—	—	$87	175
Interest cost	256	279	285	442
Expected return on plan assets	(386)	(411)	—	—
Amortization of unrecognized transitional obligation	—	—	6	96
Amortization of prior service cost	—	—	—	—
Amortization of the net (gain) loss	—	—	(99)	27

Net periodic benefit (increase) cost	$(130)	(132)	$279	740

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it does not expect to contribute to its defined benefit pension plan in 2007. As of March 31, 2007, no contributions to the defined benefit pension plan have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three months ended March 31, 2007 were calculated using the estimated results of the January 1, 2007 Statement of Financial Accounting Standards (“SFAS”) No. 87 and SFAS No. 106 valuations.

Note 6. Impact of Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Company adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, may continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact of adoption of SFAS No. 159 and is unable, at this time, to quantify the impact, if any, on its financial condition, results of operations or financial statement disclosures at the time of adoption.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, in particular risks and uncertainties associated with the successful integration of the operations of First Morris Bank & Trust, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three months ended March 31, 2007 or 2006.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

Total assets at March 31, 2007 decreased $46.9 million, or 0.8%, to $5.70 billion compared to $5.74 billion at December 31, 2006, as cash flows from reductions in securities and repayments on loans were used to fund repayments of borrowings, deposit outflows and common stock repurchases.

Investment securities decreased $9.6 million, or 2.5%, to $380.1 million at March 31, 2007, compared to $389.7 million at December 31, 2006. The decline in the investment securities portfolio was attributable to scheduled investment maturities and amortization of debt securities.

Securities available for sale, at fair value, decreased $55.5 million, or 7.0%, to $735.4 million at March 31, 2007, compared to $790.9 million at December 31, 2006. The decline in the securities available for sale portfolio was attributable to investment maturities and amortization of mortgage-backed securities. The weighted average life of the Company’s available for sale securities portfolio was 2.9 years at March 31, 2007.

Federal Home Loan Bank stock decreased $4.1 million, or 11.6%, to $31.2 million at March 31, 2007, compared to $35.3 million at December 31, 2006. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at March 31, 2007 decreased $18.7 million, or 0.5%, to $3.73 billion, compared to $3.75 billion at December 31, 2006, as repayments outpaced loan originations of $265.3 million and loan purchases of $6.7 million. Commercial real estate loans, including multi-family and construction loans, increased $26.3 million to $1.08 billion at March 31, 2007, compared to $1.05 billion at December 31, 2006. Commercial loans decreased $25.2 million to $478.6 million at March 31, 2007, compared to $503.8 million at December 31, 2006. Residential mortgage loans decreased $12.4 million to $1.61 billion at March 31, 2007, compared to $1.62 billion at December 31, 2006. Consumer loans decreased $6.9 million to $586.0 million at March 31, 2007, compared to $592.9 million at December 31, 2006.

Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.20 billion and accounted for 58.5% of the loan portfolio at March 31, 2007, compared to $2.22 billion, or 58.7% of the portfolio at December 31, 2006. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.56 billion, or 41.5% of the loan portfolio at March 31, 2007, compared to $1.56 billion, or 41.3% at December 31, 2006. The Company intends to continue to focus on the origination of commercial loans.

At March 31, 2007, the allowance for loan losses totaled $32.7 million, compared with $32.4 million at December 31, 2006. Total non-performing loans were $7.6 million at March 31, 2007, compared to $7.5 million at December 31, 2006. Non-performing assets were $8.4 million at March 31, 2007, compared to $8.1 million at December 31, 2006. Total non-performing loans as a percentage of total loans were 0.20% at March 31, 2007 and December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.87% at March 31, 2007, and 0.86% at December 31, 2006.

Other assets increased $52.5 million, to $108.3 million at March 31, 2007, from $55.8 million at December 31, 2006, due primarily to the pre-funding of the cash consideration payable in connection with the Company’s acquisition of First Morris Bank & Trust which was consummated effective April 1, 2007.

Total deposits decreased $15.9 million to $3.81 billion at March 31, 2007, from $3.83 billion at December 31, 2006, with a $3.6 million increase in certificates of deposit more than offset by a $19.5 million decrease in core deposits. Core deposits, which consist of all demand and savings deposits, represented 59.0% and 59.2% of total deposits at March 31, 2007 and December 31, 2006, respectively.

Borrowed funds decreased $25.9 million, or 3.1%, to $815.1 million at March 31, 2007, from $841.0 million at December 31, 2006, as proceeds from maturing investments and the amortization of securities were used to pay off maturing borrowings.

Total stockholders’ equity decreased $3.7 million, or 0.4%, to $1.02 billion at March 31, 2007. This decrease was due to common stock repurchases totaling $12.5 million and cash dividends paid of $6.3 million, partially offset by net income of $10.8 million, the allocation of shares to stock-based compensation plans of $2.7 million and $1.6 million in other comprehensive income. At March 31, 2007, book value per share and tangible book value per share were $16.22 and $9.37, respectively, compared with $16.12 and $9.32, respectively, at December 31, 2006. Common stock repurchases for the quarter ended March 31, 2007 totaled 682,000 shares at an average cost of $18.34 per share. At March 31, 2007, 2.5 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB-NY. As of March 31, 2007, the Company had $62.0 million in outstanding borrowings against these lines of credit.

Cash needs for the three months ended March 31, 2007, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, the repayment of borrowings and deposit outflows.

As of March 31, 2007, the Bank exceeded all regulatory capital requirements as follows:

	At March 31, 2007
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$209,106	4.00%	$456,075	8.72%
Tier 1 risk-based capital	153,975	4.00	456,075	11.85
Total risk-based capital	307,951	8.00	488,753	12.70

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

General. The Company reported net income of $10.8 million for the three months ended March 31, 2007, compared to $13.8 million for the same period in 2006. Basic and diluted earnings per share were $0.18 for the quarter ended March 31, 2007, compared with basic and diluted earnings per share of $0.22 for the same quarter in 2006. Annualized return on average assets was 0.77% for the three months ended March 31, 2007, compared with 0.94% for the same period in 2006. Annualized return on average equity was 4.32% for the three months ended March 31, 2007, compared with 5.22% for the same period in 2006. Net income and earnings per share for the three months ended March 31, 2007 were favorably impacted by the receipt of $531,000, net of tax, attributable to interest earned on Federal income taxes refunded in connection with a previous acquisition.

The reduction in net income for the three months ended March 31, 2007, compared with the same period in 2006, was primarily attributable to the Company’s short-term strategy in light of the prolonged flat or inverted yield curve of foregoing asset growth in favor of preserving net interest margin. The Company has chosen to incrementally reposition its balance sheet to benefit from the eventual re-emergence of a more normalized yield curve, continuing its recent practice of using cash flows from its securities portfolios to pay down wholesale borrowings and managing capital through common stock repurchases. Partially offsetting the reduction in net interest income, the Company continued to make progress in controlling total non-interest expense, which declined $872,000, or 2.9%, for the three months ended March 31, 2007, compared to the same period last year.

Net Interest Income. Total net interest income decreased $6.1 million, or 14.1%, to $37.3 million for the quarter ended March 31, 2007, compared to $43.4 million for the quarter ended March 31, 2006. Interest income for the first quarter of 2007 increased $433,000, or 0.6%, to $70.0 million, compared to $69.6 million for the same period in 2006. Interest expense increased $6.5 million, or 25.0%, to $32.8 million for the quarter ended March 31, 2007, compared to $26.2 million for the quarter ended March 31, 2006. The changes in interest income and expense for the three months ended March 31, 2007, versus the comparable 2006 period reflected increases in market interest rates experienced throughout 2006.

The Company’s net interest margin decreased 29 basis points to 3.02% for the quarter ended March 31, 2007, compared to 3.31% for the quarter ended March 31, 2006. The net interest margin for the quarter ended March 31, 2007 decreased 6 basis points from the trailing quarter net interest margin of 3.08%. The net interest spread was 2.54% for the quarter ended March 31, 2007, compared with 2.63% for the trailing quarter and 2.92% for the same period in 2006. The Company continued its near-term strategy of de-leveraging the balance sheet in the current interest rate environment, but nevertheless experienced net interest margin compression in the first quarter of 2007 as a result of competitive deposit pricing and increased borrowing costs.

The average yield on interest-earning assets increased 37 basis points to 5.72% for the quarter ended March 31, 2007, compared to 5.35% for the comparable quarter in 2006. Compared to the trailing quarter, the yield on interest-earning assets increased 6 basis points from 5.66%. The increases in interest-earning asset yields were primarily attributable to rising market interest rates, favorable repricing on adjustable-rate assets, as well as growth in higher-yielding commercial loans for the three months ended March 31, 2007, compared with the same period in 2006.

The average cost of interest-bearing liabilities increased 75 basis points to 3.18% for the quarter ended March 31, 2007, compared to 2.43% for the quarter ended March 31, 2006. Compared to the trailing quarter, the average cost of interest-bearing liabilities increased 15 basis points from 3.03%. The increases in the average cost of interest-bearing liabilities were primarily attributable to rising market interest rates and unfavorable repricing on maturing borrowings and time deposits. Since the Board of Governors of the Federal Reserve began its interest rate tightening campaign in June 2004, the Federal funds borrowing rate has been increased 17 times, for a total of 425 basis points. The Federal Reserve’s actions have had an unfavorable impact on the repricing of the Company’s deposits, which are priced off of the short-end of the yield curve.

The average balance of net loans increased $50.2 million, or 1.4%, to $3.74 billion for the quarter ended March 31, 2007, compared to $3.69 billion for the same period in 2006. Income on all loans secured by real estate increased $909,000, or 2.3%, to $40.2 million for the three months ended March 31, 2007, compared to $39.3 million for the three months ended March 31, 2006. Interest income on commercial loans increased $1.3 million, or 19.9%, to $7.7 million for the quarter ended March 31, 2007, compared to $6.4 million for the quarter ended March 31, 2006. Consumer loan interest income increased $746,000, or 9.1%, to $8.9 million for the quarter ended March 31, 2007, compared to $8.2 million for the quarter ended March 31, 2006. The average loan yield for the three months ended March 31, 2007 was 6.12%, compared with 5.35% for the same period in 2006.

Interest income on investment securities held to maturity decreased $313,000, or 7.3%, to $4.0 million for the quarter ended March 31, 2007, compared to $4.3 million for the quarter ended March 31, 2006. Average investment securities held to maturity totaled $386.2 million for the quarter ended March 31, 2007, compared with $413.1 million for the same period last year.

Interest income on securities available for sale decreased $2.1 million, or 18.7%, to $9.2 million for the quarter ended March 31, 2007, compared to $11.3 million for the quarter ended March 31, 2006. Average securities available for sale were $767.9 million for the three months ended March 31, 2007, compared with $1.05 billion for the same period in 2006. Cash flows from securities maturities, amortization and sales have been used to reduce borrowings and fund common stock repurchases and deposit outflows. The average yield on all securities was 4.45% for the three months ended March 31, 2007, compared with 4.15% for the same period in 2006.

The average balance of interest-bearing core deposit accounts decreased $143.1 million, or 7.4%, to $1.79 billion for the quarter ended March 31, 2007, compared to $1.94 billion for the quarter ended March 31, 2006. Partially offsetting these declines, average time deposit account balances increased $82.6 million, or 5.6%, to $1.56 billion for the quarter ended March 31, 2007, compared to $1.48 billion for the same period in 2006. Interest paid on deposit accounts increased $6.5 million, or 36.6%, to $24.1 million for the quarter ended March 31, 2007, compared to $17.7 million for the quarter ended March 31, 2006. The average cost of interest-bearing deposits was 2.92% for the three months ended March 31, 2007, compared with 2.10% for the three months ended March 31, 2006, reflecting increased market interest rates and the market-driven shift in deposit composition to time deposits. The increase in average time deposits was further attributable to the Company’s decision to replace a portion of maturing borrowings with lower-costing time deposits.

Average borrowings, including subordinated debentures, decreased $137.9 million, or 14.4%, to $822.1 million for the quarter ended March 31, 2007, compared to $960.0 million for the quarter ended March 31, 2006. Interest paid on such borrowed funds increased $76,000, or 0.9%, to $8.6 million for the quarter ended March 31, 2007, from the quarter ended March 31, 2006. The average cost of borrowings was 4.26% for the three months ended March 31, 2007, compared with 3.61% for the three months ended March 31, 2006.

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

The provision for loan losses was $300,000 for the three months ended March 31, 2007, compared with a provision for loan losses of $555,000 for the three months ended March 31, 2006. The decrease in the provision for loan losses for the three months ended March 31, 2007, compared with the same period in 2006, was primarily attributable to a $33.9 million decrease in the loan portfolio balance at March 31, 2007, compared to March 31, 2006. The Company had net charge-offs of $56,000 for the three months ended March 31, 2007, compared to net charge-offs of $631,000 for the same period in 2006. The allowance for loan losses was $32.7 million, or 0.87% of total loans at March 31, 2007, compared to $32.4 million, or 0.86% of total loans at December 31, 2006, and $31.9 million, or 0.86% of total loans at March 31, 2006.

Non-Interest Income. Non-interest income totaled $7.7 million for the quarter ended March 31, 2007, an increase of $393,000, or 5.4%, compared to the same period in 2006. A $381,000 decrease in fee income was more than offset by a $706,000 increase in other income for the quarter ended March 31, 2007, compared with the same period in 2006. The decrease in fee income was primarily attributable to a decrease in income from equity fund holdings resulting primarily from redemptions. The increase in other income was primarily attributable to interest earned on Federal income taxes refunded in connection with a previous acquisition.

Non-Interest Expense. For the three months ended March 31, 2007, non-interest expense decreased $872,000, or 2.9%, to $29.3 million, compared to $30.2 million for the three months ended March 31, 2006. Net occupancy expense decreased $272,000 for the quarter ended March 31, 2007, compared with the same period in 2006, primarily as a result of reductions in equipment maintenance costs and depreciation expense. Advertising expense decreased $254,000 for the quarter ended March 31, 2007, compared with the same period in 2006. Amortization of intangibles decreased $199,000 for the quarter ended March 31, 2007, compared with the same period in 2006, as a result of scheduled reductions in core deposit intangible amortization. Compensation and employee benefits expense decreased $187,000 for the quarter ended March 31, 2007, compared with the same period in 2006, primarily due to decreases in medical benefit costs as a result of changes in plan design, benefits and participant contributions implemented in the second half of 2006.

The Company’s annualized non-interest expense as a percentage of average assets was 2.09% for the quarter ended March 31, 2007, compared with 2.06% for the same period in 2006. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 65.18% for the quarter ended March 31, 2007, compared with 59.56% for the same period in 2006. The Company’s expense and efficiency ratios have been adversely impacted by reductions in assets and revenue resulting from the Company’s de-leveraging of the balance sheet given the current unfavorable interest rate environment.

Income Tax Expense. For the three months ended March 31, 2007, the Company’s income tax expense was $4.6 million, compared with $6.2 million for the same period in 2006. The decrease in income tax expense was primarily attributable to reduced income before income taxes. For the three months ended March 31, 2007, the Company’s effective tax rate was 29.7%, compared with 30.8% for the three months ended March 31, 2006. The reduction in the Company’s effective tax rate was a result of a larger proportion of the Company’s income being derived from tax-exempt interest and Bank-owned life insurance appreciation, as well as state tax benefits recorded on subsidiary company net operating losses.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 25% of the rate ramp in either direction;

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2007 (dollars in thousands):

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Ramp)	Dollar Amount	Dollar Change	Percent Change
-200	$156,115	$2,807	1.8%
-100	154,835	1,527	1.0
Static	153,308	—	—
+100	151,469	(1,839)	(1.2)
+200	149,740	(3,568)	(2.3)

The preceding table indicates that, as of March 31, 2007, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.3%, or $3.6 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 1.8%, or $2.8 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2007 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,285,555	$77,143	6.4%	21.4%	4.3%
-100	1,258,655	50,243	4.2	21.2	2.9
Flat	1,208,412	—	—	20.6	—
+100	1,140,507	(67,905)	(5.6)	19.7	(4.2)
+200	1,072,159	(136,253)	(11.3)	18.8	(8.5)

The above table indicates that as of March 31, 2007, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 11.3%, or $136.3 million. If rates were to decrease 200 basis points, the model forecasts a 6.4%, or $77.1 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
January 1, 2007 through January 31, 2007	—	$—	—	3,194,826

February 1, 2007 through February 28, 2007	680,800	18.34	680,800	2,514,026

March 1, 2007 Through March 31, 2007	1,131	17.60	1,131	2,512,895

Total	681,931	$18.34	681,931

(1)	On July 26, 2006, the Company's Board of Directors approved the purchase of up to 3,284,058 shares of its common stock under a fifth general repurchase program which commenced upon completion of the Company’s fourth stock repurchase program in December 2006.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: May 10, 2007	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer (Principal Accounting Officer)