Form 10-Q
period 2007-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2007-08-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007 there were 83,209,293 shares issued and 64,185,463 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 734,694 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2007 (Unaudited) and December 31, 2006

(Dollars in thousands, except share data)

ASSETS	June 30, 2007	December 31, 2006
Cash and due from banks	$103,916	$89,390
Short-term investments	2,820	2,667

Total cash and cash equivalents	106,736	92,057

Investment securities (market value of $364,228 (unaudited) and $386,380 at June 30, 2007 and December 31, 2006, respectively)	371,159	389,656
Securities available for sale, at fair value	776,871	790,894
Federal Home Loan Bank (“FHLB”) stock	26,180	35,335
Loans	4,110,068	3,783,664
Less allowance for loan losses	36,764	32,434

Net loans	4,073,304	3,751,230

Foreclosed assets, net	562	528
Banking premises and equipment, net	79,219	59,811
Accrued interest receivable	24,181	21,705
Intangible assets	523,484	429,718
Bank-owned life insurance (“BOLI”)	118,958	116,271
Other assets	53,692	55,759

Total assets	$6,154,346	$5,742,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,427,366	$1,005,679
Savings deposits	1,175,075	1,261,282
Certificates of deposit of $100,000 or more	483,821	393,834
Other time deposits	1,253,330	1,165,668

Total deposits	4,339,592	3,826,463
Mortgage escrow deposits	19,535	17,616
Borrowed funds	713,316	840,990
Other liabilities	41,105	38,739

Total liabilities	5,113,548	4,723,808

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 63,449,449 shares outstanding at June 30, 2007, and 79,879,017 shares issued and 63,233,548 shares outstanding at December 31, 2006	832	799
Additional paid-in capital	1,003,443	937,616
Retained earnings	436,485	424,958
Accumulated other comprehensive loss	(9,378)	(7,150)
Treasury stock, at cost	(321,469)	(266,587)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(69,115)	(70,480)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(12,867)	(13,010)
Deferred compensation – DDFP	12,867	13,010

Total stockholders’ equity	1,040,798	1,019,156

Total liabilities and stockholders’ equity	$6,154,346	$5,742,964

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and Six months ended June 30, 2007 and 2006 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006
Interest income:
Real estate secured loans	$42,322	$40,436	$82,524	$79,729
Commercial loans	10,660	6,538	18,333	12,936
Consumer loans	9,922	8,632	18,834	16,798
Investment securities	3,877	4,218	7,862	8,516
Securities available for sale	9,988	10,833	19,196	22,162
Other short-term investments	35	26	78	95
Federal funds	101	11	105	52

Total interest income	76,905	70,694	146,932	140,288

Interest expense:
Deposits	29,229	19,577	53,356	37,238
Borrowed funds	7,638	8,011	16,264	16,154
Subordinated debentures	—	412	—	819

Total interest expense	36,867	28,000	69,620	54,211

Net interest income	40,038	42,694	77,312	86,077
Provision for loan losses	1,200	565	1,500	1,120

Net interest income after provision for loan losses	38,838	42,129	75,812	84,957

Non-interest income:
Fees	6,738	5,725	12,164	11,532
Gain on insurance settlement	5,947	—	5,947	—
BOLI	1,355	1,270	2,687	2,529
Net loss on securities transactions	(63)	(1,145)	(63)	(1,140)
Other income	225	1,434	1,193	1,696

Total non-interest income	14,202	7,284	21,928	14,617

Non-interest expense:
Compensation and employee benefits	17,772	16,074	33,942	32,431
Net occupancy expense	4,970	4,455	9,513	9,270
Data processing expense	2,610	1,969	4,664	3,853
Amortization of intangibles	1,869	1,570	3,238	3,138
Advertising and promotion expense	1,465	1,225	2,252	2,266
Other operating expenses	5,450	4,651	9,859	9,190

Total non-interest expense	34,136	29,944	63,468	60,148

Income before income tax expense	18,904	19,469	34,272	39,426
Income tax expense	5,287	5,951	9,847	12,106

Net income	$13,617	$13,518	$24,425	$27,320

Basic earnings per share	$0.22	$0.22	$0.41	$0.44
Average basic shares outstanding	61,339,380	62,099,369	60,202,164	62,766,137
Diluted earnings per share	$0.22	$0.22	$0.41	$0.43
Average diluted shares outstanding	61,339,380	62,838,312	60,202,164	63,505,949

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2007 and 2006 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295
Comprehensive income:
Net income	—	—	27,320	—	—	—	—	—	—	27,320
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($3,534))	—			(5,070)	—	—	—	—	—	(5,070)
Reclassification adjustment for losses included in net income (net of tax of ($466))	—		—	674	—	—	—	—	—	674

Total comprehensive income										$22,924

Cash dividends declared	—	—	(13,057)	—	—	—	—	—	—	(13,057)
Distributions from DDFP	—	41	—	—	—	—	—	168	(168)	41
Purchase of treasury stock	—	—	—	—	(68,089)	—	—	—	—	(68,089)
Allocation of ESOP shares	—	92	—	—	—	1,361	—	—	—	1,453
Allocation of SAP shares	—	2,455	—	—	—	—	—	—	—	2,455
Adoption of SFAS No. 123R	—	(35,313)	—	—	—	—	35,313	—	—	—
Allocation of stock options	—	1,697	—	—	—	—	—	—	—	1,697

Balance at June 30, 2006	$799	$933,527	$409,852	$(13,302)	$(235,202)	$(71,955)	$—	$(13,056)	$13,056	$1,023,719

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2007 and 2006 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$—	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	24,425	—	—	—	—	—	—	24,425
Other comprehensive income:
Unrealized holding losses on securities arising during the period (net of tax of ($1,746))	—	—	—	(2,146)	—	—	—	—	—	(2,146)
Reclassification adjustment for losses included in net income (net of tax of ($28))	—	—	—	35	—	—	—	—	—	35
Amortization related to post-retirement obligations (net of tax of ($81))	—	—	—	(117)	—	—	—	—	—	(117)

Total comprehensive income										$22,197

Common stock issued in connection with the First Morris acquisition, net	33	61,902	—	—	—	—	—	—	—	61,935
Cash dividends declared	—	—	(12,898)	—	—	—	—	—	—	(12,898)
Distributions from DDFP	—	47	—	—	—	—	—	143	(143)	47
Purchases of treasury stock	—	—	—	—	(54,882)	—	—	—	—	(54,882)
Allocation of ESOP shares	—	24	—	—	—	1,365	—	—	—	1,389
Allocation of SAP shares	—	2,153	—	—	—	—	—	—	—	2,153
Allocation of stock options	—	1,701	—	—	—	—	—	—	—	1,701

Balance at June 30, 2007	$832	$1,003,443	$436,485	$(9,378)	$(321,469)	$(69,115)	$—	$(12,867)	$12,867	$1,040,798

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$24,425	$27,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,874	6,943
Provision for loan losses	1,500	1,120
Deferred tax benefit	(1,701)	(1,620)
Increase in cash surrender value of BOLI	(2,687)	(2,529)
Net amortization of premiums and discounts on securities	653	1,661
Accretion of net deferred loan fees	(859)	(1,185)
Amortization of premiums on purchased loans, net	1,690	1,965
Net increase in loans originated for sale	(5,601)	(6,504)
Proceeds from sales of loans originated for sale	5,630	6,549
Proceeds from sales of foreclosed assets, net	658	548
Allocation of ESOP shares	1,389	1,453
Allocation of SAP shares	2,153	2,455
Allocation of stock options	1,701	1,697
Net gain on sale of loans	(29)	(45)
Net loss on securities available for sale	63	1,140
(Increase) decrease in accrued interest receivable	(189)	2,205
Decrease in other assets	17,041	8,899
Decrease in other liabilities	(3,281)	(4,093)

Net cash provided by operating activities	49,430	47,979

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	20,014	22,693
Purchases of investment securities	(1,512)	(17,166)
Proceeds from sales of securities available for sale	43,277	35,899
Proceeds from maturities and paydowns of securities available for sale	121,448	183,246
Purchases of securities available for sale	(16,643)	(33,908)
Purchases of loans	(17,126)	(39,652)
Net decrease in loans	24,512	5,699
Cash consideration paid to acquire First Morris, net of cash and cash equivalents received	(1,383)	—
Purchases of premises and equipment, net	(5,125)	(1,813)

Net cash provided by investing activities	167,462	154,998

Cash flows from financing activities:
Net increase in deposits	4,126	10,900
Increase in mortgage escrow deposits	1,919	1,675
Purchase of treasury stock	(54,882)	(68,089)
Cash dividends paid to stockholders	(12,898)	(13,057)
Proceeds from long-term borrowings	85,000	134,500
Payments on long-term borrowings	(123,565)	(286,992)
Net (decrease) increase in short-term borrowings	(101,913)	4,730

Net cash used in financing activities	(202,213)	(216,333)

Net increase (decrease) in cash and cash equivalents	14,679	(13,356)
Cash and cash equivalents at beginning of period	92,057	117,268

Cash and cash equivalents at end of period	$106,736	$103,912

Cash paid during the period for:
Interest on deposits and borrowings	$69,179	$53,777

Income taxes	$9,747	$14,818

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2007 and 2006 (Unaudited) (Continued)

(Dollars in thousands)

	Six months ended June 30,
	2007	2006
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$692	$362

Fair value of assets acquired	$554,284	$—

Goodwill and core deposit intangible	$96,952	$—

Liabilities assumed	$527,256	$—

Common stock issued for First Morris acquisition	$61,935	$—

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2006 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2007			2006			2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$13,617			$13,518			$24,425			$27,320

Basic earnings per share:
Income available to common stockholders	$13,617	61,339,380	$0.22	$13,518	62,099,369	$0.22	$24,425	60,202,164	$0.41	$27,320	62,766,137	$0.44
Dilutive shares		—			738,943			—			739,812

Diluted earnings per share:
Income available to common stockholders	$13,617	61,339,380	$0.22	$13,518	62,838,312	$0.22	$24,425	60,202,164	$0.41	$27,320	63,505,949	$0.43

Anti-dilutive stock options and awards totaling 5,029,910 shares at June 30, 2007, were excluded from the earnings per share calculations.

Note 2. Acquisitions

The Company completed the acquisition and merger of First Morris Bank & Trust (“First Morris”) with and into the Bank as of April 1, 2007. First Morris operated nine full service branch offices in Morris County, New Jersey. Pursuant to the terms of the Agreement and Plan of Merger, 50% of First Morris’ common stock was converted into the Company’s common stock at an exchange rate of 2.1337 shares of the Company’s common stock for each First Morris share, and 50% of First Morris’ common stock was converted into $39.75 in cash for each First Morris share. The aggregate consideration paid in the merger consisted of $62.0 million in cash and 3,330,276 shares of the Company’s common stock, which had a value of $18.60 per share based on the Company’s average closing price from October 12, 2006 to October 17, 2006. The cash portion of the merger consideration was funded through cash from continuing operations.

As a result of the First Morris acquisition, the Company acquired assets having a fair value of $554.3 million, including $332.5 million of net loans, $138.2 million of investment securities and $60.7 million of cash and cash equivalents, and assumed $509.0 million of deposits.

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $88.6 million. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $8.4 million in connection with the acquisition, which is being amortized on an accelerated basis over nine years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities were not significant for the three and six months ended June 30, 2007.

The following table presents data with respect to the fair values of assets and liabilities acquired from First Morris (in thousands):

At April 1, 2007
Assets:
Cash and cash equivalents	$60,662
Securities	138,249
Loans, net	332,483
FHLB-NY stock	1,043
Premises and equipment	17,919
Other assets	3,928
Core deposit intangible	8,381
Goodwill	88,571

Total assets	651,236

Liabilities:
Deposits	509,003
Borrowings	12,804
Other liabilities	5,449

Total liabilities	527,256

Net assets acquired	$123,980

The net deferred tax asset resulting from adjustments of net assets acquired, including the creation of the core deposit intangible, amounted to $282,000. Transaction and acquisition costs have been determined in accordance with Emerging Issues Task Force Issue No. 95-3. Estimated costs in connection with the acquisition and included as a component of goodwill amounted to $3.6 million, which were paid as of June 30, 2007.

Note 3. Loans and Allowance for Loan Losses

Loans receivable at June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
Mortgage loans:
Residential	$1,674,695	$1,623,374
Commercial mortgage loans	803,325	701,519
Multi-family	73,548	69,356
Construction loans	270,564	282,898

Total mortgage loans	2,822,132	2,677,147

Commercial loans	630,530	503,786
Consumer loans	647,817	592,948

Total other loans	1,278,347	1,096,734

Premium on purchased loans	10,259	11,285
Discount on purchased loans	(760)	(875)
Net deferred costs (fees)	90	(627)

	$4,110,068	$3,783,664

The activity in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$32,678	$31,904	$32,434	$31,980
Provision charged to operations	1,200	565	1,500	1,120
Allowance for loan losses transferred from First Morris	2,825	—	2,825	—
Recoveries of loans previously charged off	889	324	1,407	815
Loans charged off	(828)	(538)	(1,402)	(1,660)

Balance at end of period	$36,764	$32,255	$36,764	$32,255

As a result of the implementation of FASB Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” effective January 1, 2005, loans acquired from First Morris that had evidence of deterioration of credit quality since origination such that all contractually required payments were not deemed collectible, were recorded at estimated net realizable value. At the acquisition date those loans had an outstanding contractual balance and carrying value of approximately $2.0 million. No allowance for loan losses was allocated to those loans as of June 30, 2007. A reduction in loan value of $870,000 was recorded with an offset to goodwill to reflect the net realizable value of those loans at acquisition.

Note 4. Deposits

Deposits at June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
Savings	$1,175,075	$1,261,282
Money market	429,847	116,544
NOW	494,761	447,505
Non-interest bearing	502,758	441,630
Certificates	1,737,151	1,559,502

	$4,339,592	$3,826,463

Note 5. Components of Net Periodic Benefit Cost

The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The Plan was frozen on April 1, 2003. The Plan provides for 100% vesting after five years of service. The Plan’s assets are invested in investment funds and group annuity contracts managed by the Principal Financial Group and Allmerica Financial.

In addition to pension benefits, certain health care and life insurance benefits are made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen as to new entrants, and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen as to new entrants, and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006.

Net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 include the following components (in thousands):

	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	Three months ended June 30,				Six months ended June 30,
	2007	2006	2007	2006	2006	2006	2007	2006
Service cost	$—	—	47	175	$—	—	134	350
Interest cost	234	279	237	442	490	558	522	884
Expected return on plan assets	(413)	(411)	—	—	(799)	(822)	—	—
Amortization of unrecognized transitional obligation	—	—	59	96	—	—	65	192
Amortization of prior service cost	—	—	(2)	—	—	—	(2)	—
Amortization of the net (gain) loss	—	—	(162)	27	—	—	(261)	54

Net periodic benefit (increase) cost	$(179)	(132)	179	740	$(309)	(264)	458	1,480

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it does not expect to contribute to its defined benefit pension plan in 2007. As of June 30, 2007, no contributions to the defined benefit pension plan have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2007 were calculated using the results of the January 1, 2007 SFAS No. 87 and SFAS No. 106 valuations.

Note 6. Impact of Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” amending SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Company adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was released in July 2006. FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, may continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact of adoption of SFAS No. 159 and is presently unable to quantify the impact, if any, on its financial condition, results of operations or financial statement disclosures at the time of adoption.

Note 7. Subsequent Event

On July 26, 2007, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the implementation of a voluntary resignation program scheduled to be completed in the fourth quarter of 2007. This voluntary program will be offered to certain employees who have 20 or more years of service with the Company. The offer will not be made to employees who work in or oversee the operation of the Company’s retail branch offices or to members of executive management. Approximately 50 employees, or 5.0% of the Company’s 988 full-time equivalent employees, fit the criteria for eligibility and will be offered the program.

Under the voluntary resignation program, an employee who accepts the proposal will be offered severance and continuation of health, dental and insurance benefits for a fixed period of time following his or her termination date. In the event that all of the employees who are offered the voluntary resignation program accept the offer, the projected one-time expense to the Company, net of tax, would be approximately $3.7 million. After giving effect to the estimated cost to hire replacements for employees serving in critical functions, the projected annual cost savings, net of tax, would be approximately $1.7 million. It is anticipated that the one-time expense would be recognized in the third quarter of 2007.

There can be no assurance as to the number of employees who may accept this voluntary resignation program proposal. As a result, the actual one-time expense and annual cost savings cannot be predicted at this time. In addition, the Company’s ability to realize the projected annual cost savings may be impacted if the need to hire replacements for employees serving in critical functions exceeds the estimate used by the Company. The Company will explore technology solutions and re-staffing to the extent feasible to lessen the need to hire in those instances.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, in particular risks and uncertainties associated with the successful integration of the operations of First Morris, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Acquisition of First Morris Bank & Trust

On April 1, 2007, First Morris was merged with and into the Company’s subsidiary, The Provident Bank. Consideration was paid to First Morris stockholders in a combination of stock and cash. The merger added nine branches to The Provident Bank in Morris County, New Jersey.

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

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analytical worksheet. This analysis categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their respective portfolio. These risk ratings are then reviewed by the department manager, the Chief Lending Officer and the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department and they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three or six months ended June 30, 2007 or 2006.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

Total assets at June 30, 2007 increased $411.4 million, or 7.2%, to $6.15 billion compared to $5.74 billion at December 31, 2006, due primarily to the acquisition of First Morris. The fair value of assets acquired in the First Morris transaction totaled $554.3 million at April 1, 2007. The fair value of deposits and borrowings assumed totaled $509.0 million and $12.8 million, respectively at April 1, 2007.

Investment securities decreased $18.5 million, or 4.7%, to $371.2 million at June 30, 2007, compared to $389.7 million at December 31, 2006. The decline in the securities portfolio was primarily attributable to scheduled investment maturities and amortization of mortgage-backed securities.

Securities available for sale, at fair value, decreased $14.0 million, or 1.8%, to $776.9 million at June 30, 2007, compared to $790.9 million at December 31, 2006. The decline in the securities available for sale portfolio was primarily attributable to scheduled investment maturities and amortization of mortgage-backed securities. In addition, the Company sold $40.8 million of mortgage-backed and debt securities acquired from First Morris. The weighted average life of the Company’s available for sale securities portfolio was 3.4 years at June 30, 2007.

Federal Home Loan Bank stock decreased $9.2 million, or 25.9%, to $26.2 million at June 30, 2007, compared to $35.3 million at December 31, 2006. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at June 30, 2007 increased $322.1 million, or 8.6%, to $4.07 billion, compared to $3.75 billion at December 31, 2006, primarily as a result of the First Morris acquisition. The fair value of net loans obtained from First Morris totaled $332.5 million at the acquisition date. Commercial loans increased $126.7 million to $630.5 million at June 30, 2007, compared to $503.8 million at December 31, 2006. Commercial real estate loans, including multi-family and construction loans, increased $93.7 million to $1.15 billion at June 30, 2007, compared to $1.05 billion at December 31, 2006. Consumer loans increased $54.9 million to $647.8 million at June 30, 2007, compared to $592.9 million at December 31, 2006. Residential mortgage loans increased $51.3 million to $1.67 billion at June 30, 2007, compared to $1.62 billion at December 31, 2006.

Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.32 billion and accounted for 56.6% of the loan portfolio at June 30, 2007, compared to $2.22 billion, or 58.7% of the portfolio at December 31, 2006. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.78 billion, or 43.4% of the loan portfolio at June 30, 2007, compared to $1.56 billion, or 41.3% at December 31, 2006. The Company intends to continue to focus on the origination of commercial loans.

At June 30, 2007, the allowance for loan losses totaled $36.8 million, compared with $32.4 million at December 31, 2006. Total non-performing loans were $10.7 million at June 30, 2007, compared to $7.5 million at December 31, 2006. At June 30, 2007, non-performing loans included $1.1 million in impaired loans that were acquired from First Morris and recorded at fair value on the acquisition date. Non-performing assets were $11.2 million at June 30, 2007, compared to $8.1 million at December 31, 2006. Total non-performing loans as a percentage of total loans were 0.26% at June 30, 2007 compared with 0.20% at December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.89% at June 30, 2007 and 0.86% at December 31, 2006.

Banking premises and equipment, net, increased $19.4 million, or 32.4%, to $79.2 million at June 30, 2007, compared to $59.8 million at December 31, 2006. The increase in premises and equipment was primarily attributable to assets acquired from First Morris with a fair value of $17.9 million at the acquisition date.

Intangible assets increased $93.8 million, or 21.8%, to $523.5 million at June 30, 2007, compared to $429.7 million at December 31, 2006, as a result of the goodwill and core deposit intangible recorded in connection with the Company’s acquisition of First Morris.

Total deposits increased $513.1 million from $3.83 billion at December 31, 2006, to $4.34 billion at June 30, 2007, including $509.0 million in deposits acquired from First Morris. Core deposits, which consist of all demand and savings deposits, increased $335.5 million, or 14.8%, to $2.60 billion at June 30, 2007, compared to $2.27 billion at December 31, 2006. Certificates of deposit increased $177.6 million, or 11.4%, to $1.74 billion at June 30, 2007, compared to $1.56 billion at December 31, 2006. Core deposits represented 60.0% and 59.2% of total deposits at June 30, 2007 and December 31, 2006, respectively.

Borrowed funds decreased $127.7 million, or 15.2%, to $713.3 million at June 30, 2007, from $841.0 million at December 31, 2006, as proceeds from maturing investments and the amortization and sales of securities were used to pay off maturing borrowings. Borrowed funds as a percentage of total assets declined to 11.6% at June 30, 2007, from 14.6% at December 31, 2006.

Total stockholders’ equity increased $21.6 million, or 2.1%, to $1.04 billion at June 30, 2007, compared to $1.02 billion at December 31, 2006. This increase was attributable to the issuance of $61.9 million in stock consideration related to the First Morris acquisition, net income of $24.4 million, the allocation of shares to stock-based compensation plans of $5.3 million partially offset by common stock repurchases totaling $54.9 million, cash dividends declared totaling $12.9 million and an increase of $2.1 million in unrealized securities losses, net of tax. At June 30, 2007, book value per share and tangible book value per share were $16.41 and $8.16, respectively, compared with $16.12 and $9.32, respectively, at December 31, 2006.

Common stock repurchases for the quarter ended June 30, 2007, totaled 2.5 million shares at an average cost of $16.86 per share. For the six months ended June 30, 2007, common stock repurchases totaled 3.2 million shares at an average cost of $17.18 per share. The Company completed its fifth stock repurchase program during the quarter ended June 30, 2007. The Company’s Board of Directors subsequently authorized the Company’s sixth stock repurchase program, under which the Company may repurchase 5% of the amount of shares of common stock outstanding, or approximately 3.2 million shares.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB-NY. As of June 30, 2007, the Company had $27.0 million in outstanding borrowings against these lines of credit.

Cash needs for the six months ended June 30, 2007, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of residential mortgage loans, mortgage-backed securities and investments, and increases in deposits. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, and the repayment of borrowings.

As of June 30, 2007, the Bank exceeded all regulatory capital requirements as follows:

	At June 30, 2007
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$226,351	4.00%	$392,994	6.94%
Tier 1 risk-based capital	164,789	4.00	392,994	9.54
Total risk-based capital	329,577	8.00	429,758	10.43

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

General. The Company reported net income of $13.6 million for the three months ended June 30, 2007 and $24.4 million for the six months ended June 30, 2007, compared to $13.5 million and $27.3 million for the same periods in 2006. Basic and diluted earnings per share were $0.22 for the quarter and $0.41 for the six months ended June 30, 2007, compared with basic and diluted earnings per share of $0.22 for the same quarter in 2006 and $0.44 and $0.43, respectively, for the six months ended June 30, 2006. Annualized return on average assets was 0.88% and 0.83% for the three and six months ended June 30, 2007, respectively, compared with 0.92% and 0.93% for the same respective periods in 2006. Annualized return on average equity was 5.14% and 4.74% for the three and six months ended June 30, 2007, compared with 5.15% and 5.18% for the same respective periods in 2006. The earnings and per share data for the three and six months ended June 30, 2007 reflect the impact of a settlement of an insurance claim resulting in a recovery of $3.5 million, net of tax, related to a fraud loss that was incurred and recognized in 2002, and the Company’s acquisition of First Morris from April 1, 2007, the date the acquisition was completed. Second quarter 2007 earnings were impacted by one-time expenses of $246,000, net of tax, related to the merger and integration of First Morris’ operations.

The reduction in net income, excluding non-recurring items, for the three and six months ended June 30, 2007, compared with the same periods in 2006, was primarily attributable to the Company’s short-term strategy in light of the prolonged flat or inverted yield curve of foregoing asset growth in favor of reducing net interest margin compression. The Company has chosen to incrementally reposition its balance sheet to benefit from the eventual re-emergence of a more normalized yield curve, continuing its recent practice of using cash flows from its securities portfolios to pay down wholesale borrowings and managing capital through common stock repurchases.

Net Interest Income. Total net interest income decreased $2.7 million, or 6.2%, to $40.0 million for the quarter ended June 30, 2007, compared to $42.7 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, total net interest income decreased $8.8 million, or 10.2%, to $77.3 million, compared to $86.1 million for the same period in 2006. Interest income for the second quarter of 2007 increased $6.2 million, or 8.8%, to $76.9 million, compared to $70.7 million for the same period in 2006. For the six months ended June 30, 2007, interest income increased $6.6 million, or 4.7%, to $146.9 million, compared to $140.3 million for the six months ended June 30, 2006. Interest expense increased $8.9 million, or 31.7%, to $36.9 million for the quarter ended June 30, 2007, compared to $28.0 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, interest expense increased $15.4 million, or 28.4%, to $69.6 million, compared to $54.2 million for the six months ended June 30, 2006. The changes in interest income and expense for the three and six months ended June 30, 2007, versus the comparable 2006 periods reflected the loans and deposits acquired as a result of the First Morris acquisition in addition to increases in market interest rates experienced throughout the last year.

The Company’s net interest margin decreased 31 basis points to 3.02% for the quarter ended June 30, 2007, compared to 3.33% for the quarter ended June 30, 2006. The net interest margin for the quarter ended June 30, 2007 was unchanged from the trailing quarter net interest margin of 3.02%. The net interest margin decreased 31 basis points to 3.02% for the six months ended June 30, 2007, from 3.33% for the same period in 2006. The net interest spread was 2.58% for the quarter ended June 30, 2007, compared with 2.54% for the trailing quarter and 2.91% for the same period in 2006. For the six months ended June 30, 2007, the net interest spread was 2.55%, compared with 2.93% for the same period in 2006. The Company continued its near-term strategy of de-leveraging the balance sheet in the current interest rate environment, but has nevertheless experienced net interest margin pressure as competitive deposit pricing increased year-over-year funding costs faster than interest-earning asset yields grew.

The average yield on interest-earning assets increased 29 basis points to 5.81% for the quarter ended June 30, 2007, compared to 5.52% for the comparable quarter in 2006. Compared to the trailing quarter, the yield on interest-earning assets increased 9 basis points from 5.72%. For the six months ended June 30, 2007, the yield on interest-earning assets increased 31 basis points to 5.76%, from 5.45% for the same period in 2006. The increases in interest-earning asset yields were primarily attributable to rising market interest rates, favorable repricing on adjustable-rate assets, as well as growth in higher-yielding commercial loans.

The average cost of interest-bearing liabilities increased 62 basis points to 3.23% for the quarter ended June 30, 2007, compared to 2.61% for the quarter ended June 30, 2006. Compared to the trailing quarter, the average cost of interest-bearing liabilities increased 5 basis points from 3.18%. For the six months ended June 30, 2007, the average cost of interest-bearing liabilities increased 69 basis points to 3.21%, from 2.52% for the same period in 2006. The increases in the average cost of interest-bearing liabilities were primarily attributable to rising market interest rates and unfavorable repricing on maturing time deposits. Since June 2004, the Board of Governors of the Federal Reserve increased the federal funds borrowing rate 17 times, for a total of 425 basis points. The Federal Reserve’s actions have had an unfavorable impact on the repricing of the Company’s deposits, which are priced based on the short-end of the yield curve.

The average balance of net loans increased $345.3 million, or 9.3%, to $4.07 billion for the quarter ended June 30, 2007, compared to $3.72 billion for the same period in 2006. Income on all loans secured by real estate increased $1.9 million, or 4.7%, to $42.3 million for the three months ended June 30, 2007, compared to $40.4 million for the three months ended June 30, 2006. Interest income on commercial loans increased $4.1 million, or 63.0%, to $10.7 million for the quarter ended June 30, 2007, compared to $6.5 million for the quarter ended June 30, 2006. Consumer loan interest income increased $1.3 million, or 14.9%, to $9.9 million for the quarter ended June 30, 2007, compared to $8.6 million for the quarter ended June 30, 2006. The average loan yield for the three months ended June 30, 2007 was 6.20%, compared with 5.99% for the same period in 2006.

For the six months ended June 30, 2007, the average balance of net loans increased $198.6 million, or 5.4%, to $3.90 billion, compared to $3.70 billion for the same period in 2006. Income on all loans secured by real estate increased $2.8 million, or 3.5%, to $82.5 million for the six months ended June 30, 2007, compared to $79.7 million for the six months ended June 30, 2006. Interest income on commercial loans increased $5.4 million, or 41.7%, to $18.3 million for the six months ended June 30, 2007, compared to $12.9 million for the six months ended June 30, 2006. Consumer loan interest income increased $2.0 million, or 12.1%, to $18.8 million for the six months ended June 30, 2007, compared to $16.8 million for the six months ended June 30, 2006. The average loan yield for the six months ended June 30, 2007 was 6.16%, compared with 5.94% for the same period in 2006.

Interest income on investment securities held to maturity decreased $341,000, or 8.1%, to $3.9 million for the quarter ended June 30, 2007, compared to $4.2 million for the quarter ended June 30, 2006. Average investment securities held to maturity totaled $377.0 million for the quarter ended June 30, 2007, compared with $408.4 million for the same period last year. For the six months ended June 30, 2007, interest income on investment securities held to maturity decreased $654,000, or 7.7%, to $7.9 million, compared to $8.5 million for the same period in 2006. Average investment securities held to maturity totaled $381.6 million for the six months ended June 30, 2007, compared with $410.7 million for the same period last year.

Interest income on securities available for sale decreased $845,000, or 7.8%, to $10.0 million for the quarter ended June 30, 2007, compared to $10.8 million for the quarter ended June 30, 2006. Average securities available for sale were $824.5 million for the three months ended June 30, 2007, compared with $959.2 million for the same period in 2006. For the six months ended June 30, 2007, interest income on securities available for sale decreased $3.0 million, or 13.4%, to $19.2 million, compared to $22.2 million for the six months ended June 30, 2006. Average securities available for sale were $796.4 million for the six months ended June 30, 2007, compared with $1.01 billion for the same period in 2006. Cash flows from securities maturities, amortization and sales have been used to reduce borrowings and fund loan growth and common stock repurchases. The average yield on all securities was 4.52% and 4.48% for the three and six months ended June 30, 2007, respectively, compared with 4.29% and 4.22% for the same respective periods in 2006.

The average balance of interest-bearing core deposit accounts increased $194.0 million, or 10.2%, to $2.10 billion for the quarter ended June 30, 2007, compared to $1.90 billion for the quarter ended June 30, 2006. For the six months ended June 30, 2007, average interest-bearing core deposits increased $26.4 million, or 1.4%, to $1.95 billion, compared with $1.92 billion for the same period in 2006. Average time deposit account balances increased $203.8 million, or 13.4%, to $1.72 billion for the quarter ended June 30, 2007, compared to $1.52 billion for the same period in 2006. For the six months ended June 30, 2007, average time deposits increased $143.5 million, or 9.6%, to $1.64 billion, compared with $1.50 billion for the same period in 2006. Interest paid on deposit accounts increased $9.7 million, or 49.3%, to $29.2 million for the quarter ended June 30, 2007, compared to $19.6 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, interest paid on deposit accounts increased $16.1 million, or 43.3%, to $53.4 million, compared to $37.2 million for the six months ended June 30, 2006. The average cost of interest-bearing deposits was 3.07% and 3.00% for the three and six months ended June 30, 2007, respectively, compared with 2.29% and 2.20% for the three and six months ended June 30, 2006, respectively, reflecting increased market interest rates.

Average borrowings decreased $134.0 million, or 15.2%, to $749.4 million for the quarter ended June 30, 2007, compared to $883.4 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, average borrowings decreased $135.9 million, or 14.8%, to $785.6 million, compared to $921.5 million for the six months ended June 30, 2006. Interest paid on borrowed funds decreased $373,000, or 4.7%, to $7.6 million for the quarter ended June 30, 2007, from $8.0 million for the quarter ended June 30, 2006. For the six months ended June 30, 2007, interest paid on borrowed funds increased $110,000, or 0.7%, to $16.3 million, from $16.2 million for the six months ended June 30, 2006. The average cost of borrowings was 4.09% and 4.17% for the three and six months ended June 30, 2007, respectively, compared with 3.82% and 4.17% for the three and six months ended June 30, 2006, respectively.

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

The Company recorded provisions for loan losses of $1.2 million and $1.5 million for the three and six months ended June 30, 2007, respectively. This compares with provisions for loan losses of $565,000 and $1.1 million recorded for the three and six months ended June 30, 2006, respectively. The increase in the provision for loan losses for the three and six months ended June 30, 2007, compared with the same periods in 2006, was attributable to year-over-year loan portfolio growth, changes in portfolio composition from retail to commercial loans, and an increase in non-performing loans. Total non-performing loans as a percentage of total loans were 0.26% at June 30, 2007, compared with 0.20% at December 31, 2006, and 0.15% at June 30, 2006. The Company had net recoveries of $61,000 and $5,000 for the three and six months ended June 30, 2007, respectively, compared to net charge-offs of $214,000 and $845,000 for the same respective periods in 2006. The allowance for loan losses was $36.8 million, or 0.89% of total loans at June 30, 2007, compared to $32.4 million, or 0.86% of total loans at December 31, 2006 and $32.3 million, or 0.86% of total loans at June 30, 2006.

Non-Interest Income. Non-interest income totaled $14.2 million for the quarter ended June 30, 2007, an increase of $6.9 million, or 95.0%, compared to the same period in 2006. The Company recorded a one-time gain on an insurance settlement of $5.9 million, before taxes and after expenses, related to the resolution of previously disclosed litigation in the second quarter of 2007. Net losses on securities transactions decreased $1.1 million for the quarter ended June 30, 2007, compared with the same period in 2006. The Company sold $40.8 million in securities acquired from First Morris in the quarter ended June 30, 2007 and sold $35.3 million in lower-yielding mortgage-backed securities in the second quarter of 2006. Other income decreased $1.2 million, or 84.3%, for the quarter ended June 30, 2007, as a result of gains recognized in the quarter ended June 30, 2006, from the accelerated accretion of purchase accounting adjustments on the call of FHLB advances.

For the six months ended June 30, 2007, non-interest income totaled $21.9 million, an increase of $7.3 million or 50.0% compared to the same period in 2006. The Company recorded a one-time gain on an insurance settlement of $5.9 million, before taxes and after expenses, related to the resolution of previously disclosed litigation. Other income decreased $503,000 or 29.7% for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to gains recorded on the call of FHLB advances in the same period in 2006.

Non-Interest Expense. For the three months ended June 30, 2007, non-interest expense increased $4.2 million, or 14.0% to $34.1 million, compared to $29.9 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, compensation and benefits expense increased $1.7 million compared with the same period in 2006, primarily as a result of the addition of branch and lending staff from First Morris and the addition of small business and middle market relationship managers to support the Company’s business lending and deposit gathering initiatives. Data processing expense increased $641,000 or 32.6%, due primarily to $255,000 in expenses recorded in connection with the acquisition of First Morris and the processing of customer accounts acquired as a result of the merger. Amortization of intangibles increased $299,000 for the quarter ended June 30, 2007, compared with the same period in 2006, primarily as a result of the amortization of the core deposit intangible recorded in connection with the First Morris acquisition. Additional increases in occupancy expense of $515,000 and advertising expense of $240,000 for the quarter ended June 30, 2007, compared with the same period in 2006, are also due primarily to the acquisition and integration of First Morris’ operations. Other operating expenses increased $799,000 or 17.2% due primarily to increases in printing, stationery and debit card expenses related to the increase in customer accounts acquired from First Morris and to an increase in miscellaneous losses.

For the six months ended June 30, 2007, non-interest expense increased $3.3 million, or 5.5%, to $63.5 million compared to $60.1 million for the six months ended June 30, 2006. Compensation and benefits expense increased $1.5 million, or 4.7%, due primarily to additional branch and lending staff from First Morris and the addition of small business and middle market relationship managers. Data processing expense increased $811,000, or 21.0%, due primarily to merger-related charges recorded in connection with the acquisition of First Morris and the processing of customer accounts acquired as a result of the merger. Occupancy expense increased $243,000 for the six months ended June 30, 2007, compared with the same period in 2006, primarily as a result of nine additional branch locations obtained through the First Morris acquisition. Other operating expenses increased $669,000 for the six months ended June 30, 2007, compared with the same period in 2006, due primarily to an increase of $187,000 in check and printing expense primarily related to customer communications associated with the First Morris integration, $155,000 in charges related to miscellaneous losses, and an increase of $126,400 in loan collection expense.

The Company’s annualized non-interest expense as a percentage of average assets was 2.21% for the quarter ended June 30, 2007, compared with 2.04% for the same period in 2006. For the six months ended June 30, 2007, non-interest expense as a percentage of average assets was 2.16%, compared with 2.05% for the same period in 2006. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 62.94% for the quarter ended June 30, 2007, compared with 59.91% for the same period in 2006. For the six months ended June 30, 2007, the efficiency ratio was 63.95%, compared with 59.73% for the same period in 2006. The Company’s expense and efficiency ratios have been adversely impacted by the constraints on asset growth and revenue resulting from the Company’s de-leveraging of the balance sheet given the current unfavorable interest rate environment.

Income Tax Expense. Income tax expense decreased $664,000, to $5.3 million, on income before taxes of $18.9 million resulting in an effective tax rate of 28.0% for the three months ended June 30, 2007, compared to income tax expense of $6.0 million on income before taxes of $19.5 million resulting in an effective tax rate of 30.6% for the same period in 2006. Income tax expense decreased $2.3 million to $9.8 million, on income before taxes of $34.3 million resulting in an effective tax rate of 28.7% for the six months ended June 30, 2007, compared to income tax expense of $12.1 million on income before taxes of $39.4 million resulting in an effective tax rate of 30.7% for the same period in 2006. The reductions in the Company’s effective tax rate were the result of a larger proportion of the Company’s income being derived from tax-exempt interest and Bank-owned life insurance appreciation, as well as state tax benefits recorded on subsidiary company net operating losses.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 25% of the rate ramp in either direction;

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2007 (dollars in thousands):

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Ramp)	Dollar Amount	Dollar Change	Percent Change
-200	$167,231	$4,435	2.7%
-100	165,051	2,255	1.4%
Static	162,796	—	—
+100	159,893	(2,903)	(1.8)%
+200	157,234	(5,562)	(3.4)%

The preceding table indicates that as of June 30, 2007, in the event of a 200 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.4%, or $5.6 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 2.7%, or $4.4 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2007 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,312,636	$79,932	6.48%	20.32%	4.52%
-100	1,295,319	62,615	5.08	20.17	3.74
Flat	1,232,704	—	—	19.45	—
+100	1,157,677	(75,027)	(6.09)	18.52	(4.70)
+200	1,083,922	(148,782)	(12.07)	17.61	(9.45)

The above table indicates that as of June 30, 2007, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 12.1%, or $148.8 million. If rates were to decrease 200 basis points, the model forecasts a 6.5%, or $79.9 million increase in the present value of equity.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2007 through April 30, 2007	—	$—		2,512,895
May 1, 2007 through May 31, 2007	1,207,700	16.92	1,207,700	1,305,195
June 1, 2007 through June 30, 2007	1,305,195	16.81	1,305,195	—
Total	2,512,895	$16.86	2,512,895	—

(1)	The Company’s fifth stock repurchase program was completed on June 25, 2007. On July 25, 2007, the Company’s Board of Directors approved the purchase of up to 3,209,273 additional shares of its common stock under a sixth general repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2007 Annual Meeting of Stockholders was held on April 25, 2007 (the “Annual Meeting”). The matters considered and voted on by the Company’s stockholders at the Annual Meeting and the vote of the stockholders were as follows:

Matter 1. The election of five directors, each for a three-year term.

Name	FOR	WITHHELD
Thomas W. Berry	55,338,068	2,457,358
John G. Collins	55,392,695	2,402,731
Frank L. Fekete	55,143,162	2,652,264
John P. Mulkerin	55,625,909	2,169,517
Paul M. Pantozzi	55,392,013	2,403,413

Matter 2. The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
57,056,762	505,207	233,457

Item 5.	OTHER INFORMATION.

None

Item 6.	EXHIBITS.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: August 9, 2007	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer (Principal Accounting Officer)