Form 10-Q
period 2007-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2007-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007 there were 83,209,293 shares issued and 61,422,931 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 733,374 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2007 (Unaudited) and December 31, 2006

(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$107,995	$89,390
Short-term investments	2,954	2,667

Total cash and cash equivalents	110,949	92,057

Investment securities (market value of $363,272 (unaudited) and $386,380 at September 30, 2007 and December 31, 2006, respectively)	365,539	389,656
Securities available for sale, at fair value	747,921	790,894
Federal Home Loan Bank (“FHLB”) stock	33,152	35,335
Loans	4,228,264	3,783,664
Less allowance for loan losses	37,591	32,434

Net loans	4,190,673	3,751,230

Foreclosed assets, net	600	528
Banking premises and equipment, net	79,004	59,811
Accrued interest receivable	24,976	21,705
Intangible assets	521,901	429,718
Bank-owned life insurance (“BOLI”)	120,297	116,271
Other assets	54,852	55,759

Total assets	$6,249,864	$5,742,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,491,024	$1,005,679
Savings deposits	1,099,070	1,261,282
Certificates of deposit of $100,000 or more	476,139	393,834
Other time deposits	1,208,134	1,165,668

Total deposits	4,274,367	3,826,463
Mortgage escrow deposits	17,517	17,616
Borrowed funds	886,361	840,990
Other liabilities	45,244	38,739

Total liabilities	5,223,489	4,723,808

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 61,806,837 shares outstanding at September 30, 2007, and 79,879,017 shares issued and 63,233,548 shares outstanding at December 31, 2006	832	799
Additional paid-in capital	1,007,940	937,616
Retained earnings	437,749	424,958
Accumulated other comprehensive loss	(4,851)	(7,150)
Treasury stock, at cost	(346,862)	(266,587)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(68,433)	(70,480)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(12,844)	(13,010)
Deferred compensation – DDFP	12,844	13,010

Total stockholders’ equity	1,026,375	1,019,156

Total liabilities and stockholders’ equity	$6,249,864	$5,742,964

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and nine months ended September 30, 2007 and 2006 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income:
Real estate secured loans	$42,791	$40,188	$125,315	$119,917
Commercial loans	11,547	7,382	29,880	20,318
Consumer loans	10,227	9,023	29,061	25,821
Investment securities	3,802	4,197	11,664	12,713
Securities available for sale	9,418	10,045	28,614	32,207
Other short-term investments	37	32	115	127
Federal funds	5	—	110	52

Total interest income	77,827	70,867	224,759	211,155

Interest expense:
Deposits	30,307	22,669	83,663	59,907
Borrowed funds	8,237	7,843	24,501	23,997
Subordinated debentures	—	436	—	1,255

Total interest expense	38,544	30,948	108,164	85,159

Net interest income	39,283	39,919	116,595	125,996
Provision for loan losses	1,300	100	2,800	1,220

Net interest income after provision for loan losses	37,983	39,819	113,795	124,776

Non-interest income:
Fees	6,435	5,688	18,599	17,220
Gain on insurance settlement	—	—	5,947	—
BOLI	1,339	1,329	4,026	3,858
Net gain (loss) on securities transactions	2	1,093	(61)	(47)
Other income	297	225	1,490	1,921

Total non-interest income	8,073	8,335	30,001	22,952

Non-interest expense:
Compensation and employee benefits	20,842	16,765	54,784	49,196
Net occupancy expense	4,938	4,462	14,451	13,732
Data processing expense	2,249	2,229	6,913	6,082
Amortization of intangibles	1,677	1,374	4,915	4,512
Advertising and promotion expense	1,089	797	3,341	3,063
Other operating expenses	4,916	4,462	14,775	13,652

Total non-interest expense	35,711	30,089	99,179	90,237

Income before income tax expense	10,345	18,065	44,617	57,491

Income tax expense	2,085	5,080	11,932	17,186

Net income	$8,260	$12,985	$32,685	$40,305

Basic earnings per share	$0.14	$0.22	$0.55	$0.65
Average basic shares outstanding	58,968,076	59,568,556	59,787,076	61,688,564

Diluted earnings per share	$0.14	$0.22	$0.55	$0.65
Average diluted shares outstanding	58,968,076	60,296,944	59,787,076	62,424,568

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295
Comprehensive income:
Net income	—	—	40,305	—	—	—	—	—	—	40,305
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $863)	—			1,209	—	—	—	—	—	1,209
Reclassification adjustment for losses included in net income (net of tax of ($19))	—		—	28	—	—	—	—	—	28

Total comprehensive income										$41,542

Cash dividends declared	—	—	(19,610)	—	—	—	—	—	—	(19,610)
Distributions from DDFP	—	41	—	—	—	—	—	191	(191)	41
Purchase of treasury stock	—	—	—	—	(93,452)	—	—	—	—	(93,452)
Allocation of ESOP shares	—	131	—	—	—	2,042	—	—	—	2,173
Allocation of SAP shares	—	3,660	—	—	—	—	—	—	—	3,660
Adoption of SFAS No. 123R	—	(35,313)	—	—	—	—	35,313	—	—	—
Allocation of stock options	—	2,513	—	—	—	—	—	—	—	2,513

Balance at September 30, 2006	$799	$935,587	$416,284	$(7,669)	$(260,565)	$(71,274)	$—	$(13,033)	$13,033	$1,013,162

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$—	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	32,685	—	—	—	—	—	—	32,685
Other comprehensive income:
Unrealized holding gains on securities arising during the period (net of tax of $1,821)	—	—	—	2,444	—	—	—	—	—	2,444
Reclassification adjustment for losses included in net income (net of tax of ($27))	—	—	—	34	—	—	—	—	—	34
Amortization related to post- retirement obligations (net of tax of ($124))	—	—	—	(179)	—	—	—	—	—	(179)

Total comprehensive income										$34,984

Common stock issued in Connection with the First Morris acquisition, net	33	61,902	—	—	—	—	—	—	—	61,935
Cash dividends declared	—	—	(19,894)	—	—	—	—	—	—	(19,894)
Tax contingency reserve reversal	—	2,048	—	—	—	—	—	—	—	2,048
Distributions from DDFP	—	47	—	—	—	—	—	166	(166)	47
Purchases of treasury stock	—	—	—	—	(80,275)	—	—	—	—	(80,275)
Allocation of ESOP shares	—	(21)	—	—	—	2,047	—	—	—	2,026
Allocation of SAP shares	—	3,763	—	—	—	—	—	—	—	3,763
Allocation of stock options	—	2,585	—	—	—	—	—	—	—	2,585

Balance at September 30, 2007	$832	$1,007,940	$437,749	$(4,851)	$(346,862)	$(68,433)	$—	$(12,844)	$12,844	$1,026,375

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$32,685	$40,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,425	10,097
Provision for loan losses	2,800	1,220
Deferred tax (benefit) expense	(4,545)	957
Increase in cash surrender value of BOLI	(4,026)	(3,858)
Net amortization of premiums and discounts on securities	797	2,236
Accretion of net deferred loan fees	(1,575)	(1,540)
Amortization of premiums on purchased loans, net	2,477	2,878
Net increase in loans originated for sale	(6,209)	(11,132)
Proceeds from sales of loans originated for sale	6,284	11,200
Proceeds from sales of foreclosed assets, net	689	902
Allocation of ESOP shares	2,026	2,173
Allocation of SAP shares	3,763	3,660
Allocation of stock options	2,585	2,513
Net gain on sale of loans	(75)	(68)
Net (gain) loss on securities available for sale	(61)	47
Net gain on sale of premises and equipment	(153)	—
(Increase) decrease in accrued interest receivable	(984)	2,111
Decrease (increase) in other assets	9,887	(4,224)
Increase (decrease) in other liabilities	1,056	(2,397)

Net cash provided by operating activities	57,846	57,080

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	32,638	32,863
Purchases of investment securities	(8,642)	(22,985)
Proceeds from sales of securities available for sale	43,287	41,365
Proceeds from maturities and paydowns of securities available for sale	163,207	260,736
Purchases of securities available for sale	(21,680)	(55,338)
Purchases of loans	(58,353)	(53,688)
Net (increase) decrease in loans	(52,597)	33,061
Cash consideration paid to acquire First Morris, net of cash and cash equivalents received	(1,383)	—
Proceeds from sale of premises and equipment	328	—
Purchases of premises and equipment, net	(6,959)	(2,633)

Net cash provided by investing activities	89,846	233,381

Cash flows from financing activities:
Net (decrease) increase in deposits	(61,099)	24,775
Decrease in mortgage escrow deposits	(99)	(766)
Purchase of treasury stock	(80,275)	(93,452)
Cash dividends paid to stockholders	(19,894)	(19,610)
Proceeds from long-term borrowings	110,000	164,500
Payments on long-term borrowings	(143,062)	(316,233)
Net increase (decrease) in short-term borrowings	65,629	(34,620)

Net cash used in financing activities	(128,800)	(275,406)

Net increase in cash and cash equivalents	18,892	15,055
Cash and cash equivalents at beginning of period	92,057	117,268

Cash and cash equivalents at end of period	$110,949	$132,323

Cash paid during the period for:
Interest on deposits and borrowings	$107,241	$83,778

Income taxes	$15,538	$21,167

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006 (Unaudited) (Continued)

(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$761	$675

Fair value of assets acquired	$554,284	$—

Goodwill and core deposit intangible	$96,952	$—

Liabilities assumed	$527,256	$—

Common stock issued for First Morris acquisition	$61,935	$—

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2006 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2007			2006			2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$8,260			$12,985			$32,685			$40,305

Basic earnings per share:
Income available to common stockholders	$8,260	58,968,076	$0.14	$12,985	59,568,556	$0.22	$32,685	59,787,076	$0.55	$40,305	61,688,564	$0.65
Dilutive shares		—			728,388			—			736,004

Diluted earnings per share:
Income available to common stockholders	$8,260	58,968,076	$0.14	$12,985	60,296,944	$0.22	$32,685	59,787,076	$0.55	$40,305	62,424,568	$0.65

Anti-dilutive stock options and awards totaling 4,811,824 shares at September 30, 2007, were excluded from the earnings per share calculations.

Note 2. Acquisitions

The Company completed the acquisition and merger of First Morris Bank & Trust (“First Morris”) with and into the Bank as of April 1, 2007. First Morris operated nine full service branch offices in Morris County, New Jersey. Pursuant to the terms of the Agreement and Plan of Merger, 50% of First Morris’ common stock was converted into the Company’s common stock at an exchange rate of 2.1337 shares of the Company’s common stock for each First Morris share, and 50% of First Morris’ common stock was converted into $39.75 in cash for each First Morris share. The aggregate consideration paid in the merger consisted of $62.0 million in cash and 3,330,276 shares of the Company’s common stock, which had a value of $18.60 per share based on the Company’s average closing price from October 12, 2006 to October 17, 2006, for purposes of calculating goodwill in accordance with GAAP. The cash portion of the merger consideration was funded through cash from continuing operations.

As a result of the First Morris acquisition, the Company acquired assets having a fair value of $554.3 million, including $332.5 million of net loans, $138.2 million of investment securities and $60.7 million of cash and cash equivalents, and assumed $509.0 million of deposits.

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $88.6 million. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $8.4 million in connection with the acquisition, which is being amortized on an accelerated basis over nine years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities were not significant for the three and nine months ended September 30, 2007.

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

Note 3. Loans and Allowance for Loan Losses

Loans receivable at September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
Mortgage loans:
Residential	$1,708,859	$1,623,374
Commercial mortgage loans	846,694	701,519
Multi-family	73,066	69,356
Construction loans	284,265	282,898

Total mortgage loans	2,912,884	2,677,147

Commercial loans	653,729	503,786
Consumer loans	651,796	592,948

Total other loans	1,305,525	1,096,734

Premium on purchased loans	10,087	11,285
Discount on purchased loans	(719)	(875)
Net deferred costs (fees)	487	(627)

	$4,228,264	$3,783,664

The activity in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$36,764	$32,255	$32,434	$31,980
Provision charged to operations	1,300	100	2,800	1,220
Allowance for loan losses transferred from First Morris	—	—	2,825	—
Recoveries of loans previously charged off	346	397	1,753	1,212
Loans charged off	(819)	(555)	(2,221)	(2,215)

Balance at end of period	$37,591	$32,197	$37,591	$32,197

As a result of the implementation of FASB Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” effective January 1, 2005, loans acquired from First Morris that had evidence of deterioration in credit quality since origination such that all contractually required payments were not deemed collectible, were recorded at estimated net realizable value. At the acquisition date those loans had an outstanding contractual balance and carrying value of approximately $2.0 million. No allowance for loan losses was allocated to those loans at the acquisition date. A reduction in loan value of $870,000 was recorded with an offset to goodwill to reflect the net realizable value of those loans at acquisition.

Note 4. Deposits

Deposits at September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
Savings	$1,099,070	$1,261,282
Money market	496,663	116,544
NOW	505,244	447,505
Non-interest bearing	489,117	441,630
Certificates	1,684,273	1,559,502

	$4,274,367	$3,826,463

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

Net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 include the following components (in thousands):

	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	Three months ended September 30,				Nine months ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$—	—	47	175	$—	—	181	525
Interest cost	234	279	237	442	724	837	759	1,326
Expected return on plan assets	(413)	(411)	—	—	(1,212)	(1,233)	—	—
Amortization of unrecognized transitional obligation	—	—	58	96	—	—	123	288
Amortization of prior service cost	—	—	(1)	—	—	—	(3)	—
Amortization of the net (gain) loss	—	—	(162)	27	—	—	(423)	81

Net periodic benefit (increase) cost	$(179)	(132)	179	740	$(488)	(396)	637	2,220

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it does not expect to contribute to its defined benefit pension plan in 2007. As of September 30, 2007, no contributions to the defined benefit pension plan have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2007 were calculated using the results of the January 1, 2007 SFAS No. 87 and SFAS No. 106 valuations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or financial statement disclosures.

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

Acquisition of First Morris Bank & Trust

On April 1, 2007, First Morris was merged with and into the Company’s subsidiary, The Provident Bank. Consideration was paid to First Morris stockholders in a combination of Company common stock and cash. The merger added nine branches to The Provident Bank in Morris County, New Jersey.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three or nine months ended September 30, 2007 or 2006.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Total assets at September 30, 2007 increased $506.9 million, or 8.8%, to $6.25 billion compared to $5.74 billion at December 31, 2006, due primarily to the acquisition of First Morris on April 1, 2007. The fair value of assets acquired from First Morris totaled $554.3 million at April 1, 2007. The fair value of deposits and borrowings assumed from First Morris totaled $509.0 million and $12.8 million, respectively at April 1, 2007.

Investment securities decreased $24.1 million, or 6.2%, to $365.5 million at September 30, 2007, compared to $389.7 million at December 31, 2006. The decline in the securities portfolio was primarily attributable to scheduled investment maturities and amortization of mortgage-backed securities.

Securities available for sale, at fair value, decreased $43.0 million, or 5.4%, to $747.9 million at September 30, 2007, compared to $790.9 million at December 31, 2006. The decline in the securities available for sale portfolio was primarily attributable to scheduled investment maturities and amortization of mortgage-backed securities. In addition, the Company sold $40.8 million of mortgage-backed and debt securities acquired from First Morris. The weighted average life of the Company’s available for sale securities portfolio was 3.0 years at September 30, 2007.

Federal Home Loan Bank stock decreased $2.2 million, or 6.2%, to $33.2 million at September 30, 2007, compared to $35.3 million at December 31, 2006. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at September 30, 2007 increased $439.4 million, or 11.7%, to $4.19 billion, compared to $3.75 billion at December 31, 2006, primarily as a result of the First Morris acquisition. The fair value of net loans obtained from First Morris totaled $332.5 million at the acquisition date. Commercial loans increased $149.9 million to $653.7 million at September 30, 2007, compared to $503.8 million at December 31, 2006. Commercial real estate loans, including multi-family and construction loans, increased $150.3 million to $1.20 billion at September 30, 2007, compared to $1.05 billion at December 31, 2006. Consumer loans increased $58.8 million to $651.8 million at September 30, 2007, compared to $592.9 million at December 31, 2006. Residential mortgage loans increased $85.5 million to $1.71 billion at September 30, 2007, compared to $1.62 billion at December 31, 2006.

Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.36 billion and accounted for 56.0% of the loan portfolio at September 30, 2007, compared to $2.22 billion, or 58.7% of the portfolio at December 31, 2006. Commercial loans, consisting of commercial real estate, multi-family, construction, and commercial and industrial loans, totaled $1.86 billion, or 44.0% of the loan portfolio at September 30, 2007, compared to $1.56 billion, or 41.3% at December 31, 2006. The Company intends to continue to focus on the origination of commercial loans.

At September 30, 2007, the allowance for loan losses totaled $37.6 million, compared with $32.4 million at December 31, 2006. Total non-performing loans were $11.0 million at September 30, 2007, compared to $7.5 million at December 31, 2006. At September 30, 2007, non-performing loans included $1.2 million in loans acquired from First Morris. Non-performing assets were $11.6 million at September 30, 2007, compared to $8.1 million at December 31, 2006. Total non-performing loans as a percentage of total loans were 0.26% at September 30, 2007, compared with 0.20% at December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.89% at September 30, 2007, compared with 0.86% at December 31, 2006.

Banking premises and equipment, net, increased $19.2 million, or 32.1%, to $79.0 million at September 30, 2007, compared to $59.8 million at December 31, 2006. The increase in premises and equipment was primarily attributable to assets acquired from First Morris with a fair value of $17.9 million at the acquisition date.

Intangible assets increased $92.2 million, or 21.5%, to $521.9 million at September 30, 2007, compared to $429.7 million at December 31, 2006, as a result of $88.6 million of goodwill and an $8.4 million core deposit intangible recorded in connection with the acquisition of First Morris.

Total deposits increased $447.9 million from $3.83 billion at December 31, 2006, to $4.27 billion at September 30, 2007, including $509.0 million in deposits acquired from First Morris. Core deposits, which consist of all demand and savings deposits, increased $323.1 million, or 14.3%, to $2.59 billion at September 30, 2007, compared to $2.27 billion at December 31, 2006. Certificates of deposit increased $124.8 million, or 8.0%, to $1.68 billion at September 30, 2007, compared to $1.56 billion at December 31, 2006. Core deposits represented 60.6% and 59.2% of total deposits at September 30, 2007 and December 31, 2006, respectively.

Borrowed funds increased $45.4 million, or 5.4%, to $886.4 million at September 30, 2007, from $841.0 million at December 31, 2006, in order to fund loan growth. Borrowed funds as a percentage of total assets declined to 14.2% at September 30, 2007, from 14.6% at December 31, 2006.

Total stockholders’ equity increased $7.2 million, or 0.7%, to $1.03 billion at September 30, 2007, compared to $1.02 billion at December 31, 2006. This increase was primarily attributable to the issuance of $61.9 million in stock consideration related to the First Morris acquisition, net income of $32.7 million, the allocation of shares to stock-based compensation plans of $8.4 million, unrealized holding gains on securities of $2.4 million, net of tax, and a $2.0 million reversal of a tax contingency reserve upon closing of the statute, partially offset by common stock repurchases totaling $80.3 million and cash dividends declared totaling $19.9 million. At September 30, 2007, book value per share and tangible book value per share were $16.61 and $8.17, respectively, compared with $16.12 and $9.32, respectively, at December 31, 2006.

Common stock repurchases for the quarter ended September 30, 2007, totaled 1.6 million shares at an average cost of $15.46 per share. For the nine months ended September 30, 2007, common stock repurchases totaled 4.8 million shares at an average cost of $16.60 per share. The Company’s Board of Directors has authorized a seventh stock repurchase program, under which the Company may repurchase 5% of the amount of shares of common stock outstanding, or approximately 3.1 million shares, to commence upon completion of the Company’s sixth stock repurchase program. There remained 1.6 million shares eligible for repurchase under the sixth stock repurchase program at September 30, 2007.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB-NY. As of September 30, 2007, the Company had $35.0 million in outstanding borrowings against these lines of credit.

Cash needs for the nine months ended September 30, 2007, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of residential mortgage loans, mortgage-backed securities and investments, and increases in deposits. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, and the repayment of borrowings.

As of September 30, 2007, the Bank exceeded all regulatory capital requirements as follows:

	At September 30, 2007
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$224,649	4.00%	$361,814	6.44%
Tier 1 risk-based capital	170,858	4.00	361,814	8.47
Total risk-based capital	341,716	8.00	399,405	9.35

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

General. The Company reported net income of $8.3 million for the three months ended September 30, 2007 and $32.7 million for the nine months ended September 30, 2007, compared to $13.0 million and $40.3 million for the same periods in 2006. Basic and diluted earnings per share were $0.14 for the quarter and $0.55 for the nine months ended September 30, 2007, compared with basic and diluted earnings per share of $0.22 for the same quarter in 2006 and $0.65 for the nine months ended September 30, 2006. Annualized return on average assets was 0.53% and 0.73% for the three and nine months ended September 30, 2007, respectively, compared with 0.89% and 0.92% for the same respective periods in 2006. Annualized return on average equity was 3.18% and 4.22% for the three and nine months ended September 30, 2007, compared with 5.07% and 5.15% for the same respective periods in 2006.

The earnings and per share data for the three and nine months ended September 30, 2007 reflect the impact of a previously announced voluntary resignation program which resulted in a one-time charge of $1.9 million, net of tax, or $0.03 per share.

The earnings and per share data for the nine months ended September 30, 2007 further reflect the impact of a settlement of an insurance claim resulting in a recovery of $3.5 million, net of tax, related to a fraud loss that was incurred and recognized in 2002, the Company’s acquisition of First Morris from April 1, 2007, the date the acquisition was completed, and one-time expenses of $246,000, net of tax, related to the merger and integration of First Morris’ operations. The earnings and per share data for the three and nine months ended September 30, 2006 were impacted by a one-time executive severance payment which resulted in an after-tax charge of $473,000.

The reduction in net income, excluding non-recurring items, for the three and nine months ended September 30, 2007, compared with the same periods in 2006, was primarily attributable to the Company’s short-term strategy of foregoing organic asset growth in favor of reducing net interest margin compression, in light of the prolonged flat or inverted yield curve that existed throughout 2006 and much of the first nine months of 2007. The Company has chosen to incrementally reposition its balance sheet to benefit from the eventual re-emergence of a more normalized yield curve, using cash flows from its securities portfolios to pay down wholesale borrowings and managing capital through common stock repurchases.

Net Interest Income. Net interest income decreased $636,000, or 1.6%, to $39.3 million for the quarter ended September 30, 2007, compared to $39.9 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, net interest income decreased $9.4 million, or 7.5%, to $116.6 million, compared to $126.0 million for the same period in 2006. Interest income for the third quarter of 2007 increased $7.0 million, or 9.8%, to $77.8 million, compared to $70.9 million for the same period in 2006. For the nine months ended September 30, 2007, interest income increased $13.6 million, or 6.4%, to $224.8 million, compared to $211.2 million for the nine months ended September 30, 2006. Interest expense increased $7.6 million, or 24.5%, to $38.5 million for the quarter ended September 30, 2007, compared to $30.9 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, interest expense increased $23.0 million, or 27.0%, to $108.2 million, compared to $85.2 million for the nine months ended September 30, 2006. The changes in interest income and expense for the three and nine months ended September 30, 2007, versus the comparable 2006 periods, reflect the loans and deposits acquired from First Morris, in addition to increases in market interest rates experienced throughout the last year.

The Company’s net interest margin decreased 20 basis points to 2.97% for the quarter ended September 30, 2007, compared to 3.17% for the quarter ended September 30, 2006. The net interest margin for the quarter ended September 30, 2007 decreased 5 basis points from the trailing quarter net interest margin of 3.02%. The net interest margin decreased 28 basis points to 3.00% for the nine months ended September 30, 2007, from 3.28% for the same period in 2006. The net interest spread was 2.53% for the quarter ended September 30, 2007, compared with 2.58% for the trailing quarter and 2.73% for the same period in 2006. For the nine months ended September 30, 2007, the net interest spread was 2.55%, compared with 2.87% for the same period in 2006. The Company continued its short-term strategy of de-leveraging its balance sheet in the current interest rate environment, but has nevertheless experienced net interest margin pressure as competitive deposit pricing increased year-over-year funding costs faster than interest-earning asset yields grew.

The average yield on interest-earning assets increased 26 basis points to 5.87% for the quarter ended September 30, 2007, compared to 5.61% for the comparable quarter in 2006. Compared to the trailing quarter, the yield on interest-earning assets increased 6 basis points from 5.81%. For the nine months ended September 30, 2007, the yield on interest-earning assets increased 29 basis points to 5.80%, from 5.51% for the same period in 2006. The increases in interest-earning asset yields were primarily attributable to rising market interest rates, favorable repricing on adjustable-rate assets, as well as growth in higher-yielding commercial loans.

The average cost of interest-bearing liabilities increased 46 basis points to 3.34% for the quarter ended September 30, 2007, compared to 2.88% for the quarter ended September 30, 2006. Compared to the trailing quarter, the average cost of interest-bearing liabilities increased 11 basis points from 3.23%. For the nine months ended September 30, 2007, the average cost of interest-bearing liabilities increased 61 basis points to 3.25%, from 2.64% for the same period in 2006. The increases in the average cost of interest-bearing liabilities were primarily attributable to rising market interest rates and unfavorable repricing on maturing time deposits. Since June 2004, the Board of Governors of the Federal Reserve increased the Federal funds borrowing rate 17 times, for a total of 425 basis points, before reducing the Federal funds borrowing rate 50 basis points on September 18, 2007. The Federal Reserve’s actions had an unfavorable impact on the repricing of deposits through September 30, 2007.

The average balance of net loans increased $401.3 million, or 10.8%, to $4.12 billion for the quarter ended September 30, 2007, compared to $3.72 billion for the same period in 2006. Income on all loans secured by real estate increased $2.6 million, or 6.5%, to $42.8 million for the three months ended September 30, 2007, compared to $40.2 million for the three months ended September 30, 2006. Interest income on commercial loans increased $4.2 million, or 56.4%, to $11.5 million for the quarter ended September 30, 2007, compared to $7.4 million for the quarter ended September 30, 2006. Consumer loan interest income increased $1.2 million, or 13.3%, to $10.2 million for the quarter ended September 30, 2007, compared to $9.0 million for the quarter ended September 30, 2006. The average loan yield for the three months ended September 30, 2007 was 6.24%, compared with 6.06% for the same period in 2006.

For the nine months ended September 30, 2007, the average balance of net loans increased $266.9 million, or 7.2%, to $3.98 billion, compared to $3.71 billion for the same period in 2006. Income on all loans secured by real estate increased $5.4 million, or 4.5%, to $125.3 million for the nine months ended September 30, 2007, compared to $119.9 million for the nine months ended September 30, 2006. Interest income on commercial loans increased $9.6 million, or 47.1%, to $29.9 million for the nine months ended September 30, 2007, compared to $20.3 million for the nine months ended September 30, 2006. Consumer loan interest income increased $3.2 million, or 12.5%, to $29.1 million for the nine months ended September 30, 2007, compared to $25.8 million for the nine months ended September 30, 2006. The average loan yield for the nine months ended September 30, 2007 was 6.19%, compared with 5.98% for the same period in 2006.

Interest income on investment securities held to maturity decreased $395,000, or 9.4%, to $3.8 million for the quarter ended September 30, 2007, compared to $4.2 million for the quarter ended September 30, 2006. Average investment securities held to maturity totaled $369.5 million for the quarter ended September 30, 2007, compared with $405.5 million for the same period last year. For the nine months ended September 30, 2007, interest income on investment securities held to maturity decreased $1.0 million, or 8.3%, to $11.7 million, compared to $12.7 million for the same period in 2006. Average investment securities held to maturity totaled $377.5 million for the nine months ended September 30, 2007, compared with $408.9 million for the same period last year.

Interest income on securities available for sale decreased $627,000, or 6.2%, to $9.4 million for the quarter ended September 30, 2007, compared to $10.0 million for the quarter ended September 30, 2006. Average securities available for sale were $765.5 million for the three months ended September 30, 2007, compared with $872.4 million for the same period in 2006. For the nine months ended September 30, 2007, interest income on securities available for sale decreased $3.6 million, or 11.2%, to $28.6 million, compared to $32.2 million for the nine months ended September 30, 2006. Average securities available for sale were $786.0 million for the nine months ended September 30, 2007, compared with $960.5 million for the same period in 2006. Cash flows from securities maturities, amortization and sales have been used to reduce borrowings and fund loan growth and common stock repurchases. The average yield on all securities was 4.55% and 4.50% for the three and nine months ended September 30, 2007, respectively, compared with 4.34% and 4.26% for the same respective periods in 2006.

The average balance of interest-bearing core deposit accounts increased $216.7 million, or 11.6%, to $2.09 billion for the quarter ended September 30, 2007, compared to $1.87 billion for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, average interest-bearing core deposits increased $90.5 million, or 4.8%, to $1.99 billion, compared with $1.90 billion for the same period in 2006. Average time deposit account balances increased $156.5 million, or 10.1%, to $1.71 billion for the quarter ended September 30, 2007, compared to $1.55 billion for the same period in 2006. For the nine months ended September 30, 2007, average time deposits increased $147.9 million, or 9.8%, to $1.66 billion, compared with $1.52 billion for the same period in 2006. Interest paid on deposit accounts increased $7.6 million, or 33.7%, to $30.3 million for the quarter ended September 30, 2007, compared to $22.7 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, interest paid on deposit accounts increased $23.8 million, or 39.7%, to $83.7 million, compared to $59.9 million for the nine months ended September 30, 2006. The average cost of interest-bearing deposits was 3.17% and 3.06% for the three and nine months ended September 30, 2007, respectively, compared with 2.63% and 2.34% for the three and nine months ended September 30, 2006, respectively, reflecting increased market interest rates.

Average borrowings decreased $51.5 million, or 6.2%, to $785.8 million for the quarter ended September 30, 2007, compared to $837.3 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, average borrowings decreased $107.5 million, or 12.0%, to $785.6 million, compared to $893.1 million for the nine months ended September 30, 2006. Interest paid on borrowed funds decreased $42,000, or 0.5%, to $8.2 million for the quarter ended September 30, 2007, from $8.3 million for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, interest paid on borrowed funds decreased $751,000, or 3.0%, to $24.5 million, from $25.3 million for the nine months ended September 30, 2006. The average cost of borrowings was 4.16% and 4.17% for the three and nine months ended September 30, 2007, respectively, compared with 3.92% and 3.78% for the three and nine months ended September 30, 2006, respectively.

Provision for Loan Losses. Provisions for loan losses are charged to operations to maintain the allowance for loan losses at a level management considers adequate to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and ultimate losses may vary from such estimates as more information becomes available or subsequent events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses to maintain the adequacy of the allowance.

The Company recorded provisions for loan losses of $1.3 million and $2.8 million for the three and nine months ended September 30, 2007, respectively. This compares with provisions for loan losses of $100,000 and $1.2 million recorded for the three and nine months ended September 30, 2006, respectively. The increase in the provision for loan losses for the three and nine months ended September 30, 2007, compared with the same periods in 2006, was attributable to year-over-year loan portfolio growth, changes in portfolio composition from retail to commercial loans, and an increase in non-performing loans. Total non-performing loans as a percentage of total loans were 0.26% at September 30, 2007, compared with 0.20% at December 31, 2006, and 0.18% at September 30, 2006. The Company had net charge-offs of $473,000 and $468,000 for the three and nine months ended September 30, 2007, respectively, compared to net charge-offs of $158,000 and $1.0 million for the same respective periods in 2006. The allowance for loan losses was $37.6 million, or 0.89% of total loans at September 30, 2007, compared to $32.4 million, or 0.86% of total loans at December 31, 2006, and $32.2 million, or 0.86% of total loans at September 30, 2006.

Non-Interest Income. Non-interest income totaled $8.1 million for the quarter ended September 30, 2007, a decrease of $262,000, or 3.1%, compared to the same period in 2006. Net gains on securities transactions totaled $2,000 for the quarter ended September 30, 2007, a decrease of $1.1 million compared to the same quarter in 2006. This decrease was partially offset by a $747,000, or 13.1%, increase in fee income for the quarter ended September 30, 2007, compared to the same period in 2006. Within fee income, increases in deposit fees, loan fees, trust income and other retail fees were partially offset by reductions in equity fund income. The increases in fee income were primarily attributable to additional customer relationships acquired from First Morris.

For the nine months ended September 30, 2007, non-interest income totaled $30.0 million, an increase of $7.0 million, or 30.7%, compared to the same period in 2006. The Company recorded a one-time gain on an insurance settlement of $5.9 million, before taxes and after expenses, related to the resolution of previously disclosed litigation. Fee income increased $1.4 million, or 8.0%, for the nine months ended September 30, 2007, compared to the same period in 2006. Within fee income, increases in deposit fees, loan fees, trust income and other retail fees were partially offset by reductions in equity fund income. The increases in fee income were primarily attributable to additional customer relationships acquired from First Morris. Other income decreased $431,000, or 22.4%, for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to gains recorded on the call of FHLB advances during the same period in 2006.

Non-Interest Expense. For the three months ended September 30, 2007, non-interest expense increased $5.6 million, or 18.7%, to $35.7 million, compared to $30.1 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, compensation and benefits expense increased $4.1 million compared with the same period in 2006, primarily as a result of one-time severance costs totaling $3.2 million in connection with a previously announced voluntary resignation program, which was accepted by 25 of 52 eligible employees, as well as the addition of branch and lending staff from First Morris and the addition of small business and middle market relationship managers to support the Company’s business lending and deposit gathering initiatives. Amortization of intangibles increased $303,000 for the quarter ended September 30, 2007, compared with the same period in 2006, primarily as a result of the amortization of the core deposit intangible recorded in connection with the First Morris acquisition. Additional increases in occupancy expense of $476,000 and advertising expense of $292,000 for the quarter ended September 30, 2007, compared with the same period in 2006, are also due primarily to the acquisition and integration of First Morris’ operations. Other operating expenses increased $454,000 due to increases in several categories, including debit card expense, employee development costs, grants for the origination of mortgages to low- and moderate-income borrowers, loan collection expense and attorney fees.

For the nine months ended September 30, 2007, non-interest expense increased $8.9 million, or 9.9%, to $99.2 million, compared to $90.2 million for the nine months ended September 30, 2006. Compensation and benefits expense increased $5.6 million, primarily as a result of one-time severance costs totaling $3.2 million in connection with a previously announced voluntary resignation program, as well as the addition of branch and lending staff from First Morris and the addition of small business and middle market relationship managers. Data processing expense increased $831,000 due primarily to merger-related charges recorded in connection with the acquisition of First Morris. Amortization of intangibles increased $403,000 for the nine months ended September 30, 2007, compared with the same period in 2006, primarily as a result of the amortization of the core deposit intangible recorded in connection with the First Morris acquisition. Additional increases in occupancy expense of $719,000 and advertising expense of $278,000 for the nine months ended September 30, 2007, compared with the same period in 2006, are also due primarily to the acquisition and integration of First Morris’ operations. Other operating expenses increased $1.1 million for the nine months ended September 30, 2007, compared with the same period in 2006, due to increases in several categories, including grants for the origination of mortgages to low- and moderate-income borrowers, employee development costs, loan collection expense and miscellaneous losses.

The Company’s annualized non-interest expense as a percentage of average assets was 2.30% for the quarter ended September 30, 2007, compared with 2.06% for the same period in 2006. For the nine months ended September 30, 2007, non-interest expense as a percentage of average assets was 2.21%, compared with 2.05% for the same period in 2006. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 75.41% for the quarter ended September 30, 2007, compared with 62.36% for the same period in 2006. For the nine months ended September 30, 2007, the efficiency ratio was 67.65%, compared with 60.58% for the same period in 2006. The Company’s expense and efficiency ratios have been adversely impacted by a one-time charge of $3.2 million recorded in connection with a voluntary resignation program, as well as constraints on asset growth and revenue resulting from the Company’s de-leveraging of its balance sheet.

Income Tax Expense. Income tax expense decreased $3.0 million, to $2.1 million, on income before taxes of $10.3 million, resulting in an effective tax rate of 20.2% for the three months ended September 30, 2007, compared to income tax expense of $5.1 million on income before taxes of $18.1 million, resulting in an effective tax rate of 28.1% for the same period in 2006. Income tax expense decreased $5.3 million to $11.9 million, on income before taxes of $44.6 million, resulting in an effective tax rate of 26.7% for the nine months ended September 30, 2007, compared to income tax expense of $17.2 million on income before taxes of $57.5 million, resulting in an effective tax rate of 29.9% for the same period in 2006. The reductions in the Company’s effective tax rate were primarily the result of a larger proportion of the Company’s income being derived from tax-exempt interest and Bank-owned life insurance cash surrender value appreciation.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 25% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2007 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$164,388	$5,750	3.6%
-100	161,598	2,960	1.9
Static	158,638	—	—
+100	155,262	(3,376)	(2.1)
+200	151,785	(6,853)	(4.3)

The preceding table indicates that as of September 30, 2007, in the event of a 200 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income is projected to decrease 4.3%, or $6.9 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 3.6%, or $5.8 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2007 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,375,869	$87,572	6.8%	20.7%	4.8%
-100	1,347,738	59,441	4.6	20.4	3.4
Flat	1,288,297	—	—	19.8	—
+100	1,209,387	(78,910)	(6.1)	18.8	(4.7)
+200	1,128,709	(159,588)	(12.4)	17.9	(9.7)

The above table indicates that as of September 30, 2007, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 12.4%, or $159.6 million. If rates were to decrease 200 basis points, the model forecasts a 6.8%, or $87.6 million increase in the present value of equity.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2007 through July 31, 2007	4,883	$15.76	4,883	3,204,390

August 1, 2007 Through August 31, 2007	1,565,855	15.41	1,565,855	1,638,535

September 1, 2007 Through September 30, 2007	71,705	16.45	71,705	1,566,830

Total	1,642,443	$15.46	1,642,443	1,566,830

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 additional shares of its common stock under a seventh general repurchase program, to commence upon completion of the sixth general repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.	OTHER INFORMATION.

None

Item 6.	EXHIBITS.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.**

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: November 9, 2007	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Linda A. Niro
Linda A. Niro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2007	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer (Principal Accounting Officer)