Form 10-K
period 2007-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2008-02-29
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of February 15, 2008, there were 83,209,293 issued and 60,057,199 shares of the Registrant’s Common Stock outstanding, including 442,523 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2007, as quoted by the NYSE, was approximately $894.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

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

The Company completed the acquisition of First Morris Bank & Trust (“First Morris”) and the merger of First Morris with and into the Bank, as of April 1, 2007. As a result of the First Morris acquisition, the Company added nine branch locations in Morris County, New Jersey, acquired assets having a fair value of $554.2 million, including $332.5 million of net loans, $138.2 million of investment securities and $60.7 million of cash and cash equivalents, and assumed $509.0 million of deposits.

At December 31, 2007, the Company had total assets of $6.36 billion, net loans of $4.26 billion, total deposits of $4.22 billion, and total stockholders’ equity of $1.00 billion. The Company’s mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and the Company’s telephone number is (201) 333-1000.

The Provident Bank

Originally established in 1839, the Bank is a New Jersey-chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Bank is a community- and customer-oriented bank operating 85 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union, which the Bank considers its primary market area. The Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its markets. The Bank attracts deposits from the general public in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

The following are highlights of The Provident Bank’s operations:

Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank diversifies its loan portfolio by emphasizing the origination of commercial real estate loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than single-family residential mortgage loans.

Asset Quality. As of December 31, 2007, non-performing assets were $35.7 million or 0.56% of total assets, compared to $8.1 million or 0.14% of total assets at December 31, 2006. While the Bank’s non-performing asset levels have been adversely impacted by the recent slowdown in the residential real estate market and the challenging economic environment, the Bank continues to focus on conservative underwriting criteria and on aggressive collection efforts.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $2.59 billion at December 31, 2007, representing 61.2% of total deposits. The Bank also focuses on increasing the number of households and businesses served and the number of bank products per customer.

Increasing Non-Interest Income. The Bank’s emphasis on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. A primary source of non-interest income is derived from fees on core deposit accounts. The Bank also offers investment products, estate management and trust services to generate non-interest income. Total non-interest income was $35.5 million for the year ended December 31, 2007, compared with $32.0 million for the year ended December 31, 2006, and fee income was $24.5 million for the year ended December 31, 2007, compared with $23.3 million for the year ended December 31, 2006.

Managing Interest Rate Risk. Although the Bank’s liabilities are more sensitive to changes in interest rates than its assets, the Bank manages its exposure to interest rate risk by emphasizing the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2007, 48.1% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2007, the Bank’s securities portfolio, excluding equity securities, totaled $1.11 billion and had an average expected life of 3.96 years.

Capital Management. The Company repurchased 7.3 million shares of its common stock at a cost of $116.8 million and paid cash dividends totaling $24.8 million in 2007.

Available Information. The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 100 F Street, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All filed SEC reports and interim filings can also be obtained from the Bank’s website, www.providentnj.com, on the “Investor Relations” page, without charge from the Company.

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2007, the Bank operated a network of 85 full-service banking offices throughout ten counties in northern and central New Jersey, comprised of 16 offices in Hudson County, 3 in Bergen, 6 in Essex, 1 in Mercer, 23 in Middlesex, 10 in Monmouth, 12 in Morris, 6 in Ocean, 5 in Somerset and 3 in Union Counties. The Bank also maintains The Provident Loan Center in Woodbridge, New Jersey as well as a satellite Loan Production office in Convent Station, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s ten-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population estimates as of 2006, the Bank’s ten-county market area has a population of 6.0 million, which was 69.1% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, because of its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, employment trends in New Jersey continued to moderate downward in 2007, witnessing a statistically insignificant decline in the total civilian labor force and an increase in the unemployment rate to 4.2% at December 31, 2007, compared to an adjusted rate of 3.9% at December 31, 2006.

Within its ten-county market area, the Bank had an approximate 2.51% share of bank deposits as of June 30, 2007, the latest date for which statistics are available, and an approximate 1.96% deposit share of the New Jersey market statewide.

COMPETITION

The Bank faces intense competition both in originating loans and attracting deposits. The northern and central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies, mortgage brokers and other loan origination firms operating in our market area. The Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in the market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than the Bank and offer services that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchases of short-term money market securities and other corporate and government securities.

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

The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family residences, office buildings, and retail and industrial properties. Generally, these loans have terms of either 5 or 10 years.

The Bank provides construction loans for both single family and condominium projects intended for sale and projects that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform site plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

The Bank originates consumer loans that are secured, in most cases, by a borrower’s assets. Home equity loans and home equity lines of credit that are primarily secured by a second mortgage lien on the borrower’s residence comprise the largest category of the Bank’s consumer loan portfolio. The Bank’s consumer loan portfolio also includes marine loans that are secured by a first lien on recreational boats. The marine loans are generated by boat dealers located on the East Coast of the United States. To a lesser extent, the Bank originates personal unsecured loans, primarily as an accommodation to customers. All loans, whether originated directly or purchased, are underwritten to the Bank’s lending standards.

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

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio in dollar amounts and in percentages (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,705,747	40.08%	$1,623,374	43.28%	$1,773,288	47.83%	$1,866,614	50.82%	$1,044,788	47.12%
Commercial mortgage loans	847,907	19.93	701,519	18.70	594,788	16.04	653,312	17.78	427,341	19.28
Multi-family mortgage loans	67,546	1.59	69,356	1.85	77,112	2.08	85,785	2.34	90,045	4.06
Construction loans	309,569	7.27	282,898	7.54	289,453	7.81	188,902	5.14	99,072	4.47

Total mortgage loans	2,930,769	68.87	2,677,147	71.37	2,734,641	73.76	2,794,613	76.08	1,661,246	74.93

Mortgage warehouse loans	—	—	—	—	—	—	—	—	4,148	0.19
Commercial loans	712,062	16.73	503,786	13.43	436,285	11.77	386,151	10.51	268,864	12.13
Consumer loans	644,134	15.14	592,948	15.80	556,645	15.02	514,296	14.00	300,825	13.57

Total other loans	1,356,196	31.87	1,096,734	29.23	992,930	26.79	900,447	24.51	573,837	25.89

Premiums on purchased loans	9,793	0.23	11,285	0.30	13,190	0.35	14,421	0.39	5,411	0.24
Unearned discounts	(661)	(0.02)	(875)	(0.02)	(1,110)	(0.03)	(1,309)	(0.04)	(1,547)	(0.07)
Net deferred costs (fees)	194	0.00	(627)	(0.02)	(529)	(0.01)	(961)	(0.02)	(1,580)	(0.07)
Allowance for loan losses	(40,782)	(0.95)	(32,434)	(0.86)	(31,980)	(0.86)	(33,766)	(0.92)	(20,631)	(0.92)

Total loans, net	$4,255,509	100.00%	$3,751,230	100.00%	$3,707,142	100.00%	$3,673,445	100.00%	$2,216,736	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2007, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$4,510	$2,983	$23,084	$129,995	$533,018	$1,012,157	$1,705,747
Commercial mortgage loans	76,268	71,639	62,412	478,986	148,477	10,125	847,907
Multi-family mortgage loans	1,218	755	1,690	42,700	19,534	1,649	67,546
Construction loans	247,319	60,600	1,650	—	—	—	309,569

Total mortgage loans	329,315	135,977	88,836	651,681	701,029	1,023,931	2,930,769
Commercial loans	179,239	84,471	69,047	260,731	113,666	4,908	712,062
Consumer loans	88,555	30,413	45,036	104,223	375,907	—	644,134

Total loans	$597,109	$250,861	$202,919	$1,016,635	$1,190,602	$1,028,839	$4,286,965

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2007, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2008. Adjustable-rate loans are included based on contractual maturities.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$908,386	$792,851	$1,701,237
Commercial mortgage loans	493,072	278,567	771,639
Multi-family mortgage loans	41,844	24,484	66,328
Construction loans	9,150	53,100	62,250

Total mortgage loans	1,452,452	1,149,002	2,601,454
Commercial loans	253,598	279,225	532,823
Consumer loans	518,407	37,172	555,579

Total loans	$2,224,457	$1,465,399	$3,689,856

Residential Mortgage Lending. A principal lending activity of the Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives, the internet and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. Residential mortgage lending represents the largest single component of the total loan portfolio. As of December 31, 2007, $1.71 billion or 39.8% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 53.6% were fixed-rate and 46.4% were adjustable-rate loans.

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

Residential loans are primarily underwritten to Freddie Mac and Fannie Mae standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 100% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more, as well as loans with a loan-to-value ratio of 97% or more, are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in the Bank’s portfolio generally include loans with a term of 15 years or less and biweekly payment loans with a term of 25 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.

Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2007, $8.9 million, or 4.6% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2007 were long-term, fixed-rate mortgages.

The retention of adjustable-rate mortgages, as opposed to longer-term, fixed-rate residential mortgage loans, helps reduce the Bank’s exposure to interest rate risk. However, adjustable-rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. To minimize this risk, borrowers of one- to four-family, one- and three-year adjustable-rate loans are qualified at the maximum rate which would be in effect after the first interest rate adjustment. The Bank believes that these credit risks, which have not had a material adverse effect on the Bank to date, generally are less onerous than the interest rate risks associated with holding 20- and 30-year fixed-rate loans in its loan portfolio.

The Bank has for many years offered discounted rates on loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $173.4 million. The Bank also offers a special rate program for first time homebuyers under which originations have totaled over $23.5 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. Commercial real estate and construction loans have increased to 28.6% of the portfolio at December 31, 2007, from 27.9% of the portfolio at December 31, 2006. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

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

The Bank requires a full independent appraisal for commercial real estate. The appraiser must be selected from the Bank’s approved list. The Bank also employs an independent review appraiser to ensure that the appraisal meets the Bank’s standards. The underwriting guidelines generally provide that the loan-to-value ratio shall not exceed 75% of the appraised value and the debt service coverage should be at least 1.25 times. In addition, financial statements are required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $1.0 million be completed at least every 18 months.

The Bank’s largest commercial mortgage loan as of December 31, 2007 was a $29.0 million loan secured by a first mortgage on an established, 378 room, full-service hotel in Elizabeth, New Jersey. The Bank’s share of the total loan is $24.0 million, all of which was outstanding at December 31, 2007. A participation in the remaining $5.0 million was sold to another lending institution. The loan was performing in accordance with its terms and conditions as of December 31, 2007.

Multi-family Lending. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank classifies multi-family lending as a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans.

Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the reconstruction of existing structures.

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

Construction lending generally involves a greater degree of risk than one- to four-family mortgage lending. Repayment of a construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject project and the successful marketing of the sale or lease of the project. Construction delays, slower than anticipated absorption or the financial impairment of the builder may impair the borrower’s ability to repay the loan.

For all construction loans, the Bank requires an independent appraisal, which includes information on market rents and/or comparable sales and competing projects. The Bank also attempts to obtain personal guarantees and conducts environmental due diligence as appropriate.

The Bank also employs other means to control the risk of the construction lending process. For single family/condominium financing, the Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit. On commercial construction projects that the developer holds for rental, the Bank typically holds back funds for tenant improvements until a lease is executed.

The Bank’s largest construction loan as of December 31, 2007 was a $28.0 million construction mortgage loan secured by a first mortgage on a 100% pre-leased, 126,000 square foot medical office building under construction in New Brunswick, New Jersey. The borrower is an experienced developer in the State of New Jersey. As of December 31, 2007, the loan had an outstanding balance of $16.2 million and was performing in accordance with its terms and conditions.

Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 16.6% of the loan portfolio at December 31, 2007. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank offers commercial loans for equipment purchases, lines of credit or letters of credit, as well as loans where the borrower is the sole occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial loans are fully amortized over a five-year period.

The Bank also underwrites Small Business Administration (“SBA”) guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank attained “Preferred Lender” status with the SBA in 2006, allowing a more streamlined application and approval process.

The underwriting of a commercial loan is based upon a review of the financial statements of the prospective borrower and guarantors. In most cases the Bank obtains a general lien on accounts receivable and inventory, along with the specific collateral such as real estate or equipment, as appropriate.

For commercial loans less than $100,000, the Bank uses an automated underwriting system, which includes a nationally recognized credit scorecard to assist in its decision-making process. For larger commercial loans, a traditional approach of reviewing all the financial information and collateral in greater detail by seasoned lenders is utilized.

Commercial business loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $25.0 million line of credit to a financial services firm. As of December 31, 2007, the line had an outstanding balance of $10.0 million and was performing in accordance with its terms and conditions.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 15.0% of the loan portfolio at December 31, 2007. Home equity loans and home equity lines of credit constituted 75.4% of the consumer loan portfolio as of December 31, 2007. Indirect marine loans comprised 17.7% of the consumer loan portfolio, and indirect auto loans comprised 5.2% of the consumer loan portfolio at December 31, 2007, respectively. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans. Effective September 30, 2007, the Bank no longer purchases indirect auto loans.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2007 were $206.6 million and $80.5 million, respectively.

The Bank purchases marine loans from established dealers and brokers located on the East Coast of the United States, which are underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $1.0 million. All marine loans are collateralized by a first lien on the vessel.

The Bank’s consumer loan portfolio contains other types of loans such as loans on automobiles, motorcycles, recreational vehicles and personal loans, which represent 1.8% of the portfolio. Personal unsecured loans are originated primarily as an accommodation to existing customers.

Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats and recreational vehicles. Collateral repossessed by the Bank from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent upon the borrower’s continued financial stability, and this is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, and Repayments. The following table sets forth the Bank’s loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Originations:
Residential mortgage	$192,141	$95,753	$152,826
Commercial mortgage	215,214	186,004	61,474
Multi-family mortgage	18,666	226	5,402
Construction	236,128	254,116	273,750
Commercial	421,345	391,161	407,685
Consumer	202,662	251,941	271,899

Subtotal of loans originated	1,286,156	1,179,201	1,173,036
Loans purchased	79,131	57,170	137,412

Total loans originated	1,365,287	1,236,371	1,310,448

Loans acquired from First Morris:
Residential mortgage	73,913	—	—
Commercial mortgage	28,490	—	—
Multi-family mortgage	—	—	—
Construction	15,273	—	—
Commercial	158,766	—	—
Consumer	58,867	—	—

Total loans acquired from First Morris	335,309	—	—

Loans sold or securitized	8,862	17,687	36,167

Repayments:
Residential mortgage	249,252	284,475	346,453
Commercial mortgage	128,356	79,272	119,977
Multi-family mortgage	20,983	7,982	14,075
Construction	228,267	260,671	173,199
Commercial	341,635	322,636	356,649
Consumer	206,399	212,889	225,018

Total repayments	1,174,892	1,167,925	1,235,371

Total reductions	1,183,754	1,185,612	1,271,538

Other items, net (1)	(4,215)	(6,217)	(6,999)

Net increase	$512,627	$44,542	$31,911

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

Loan Approval Procedures and Authority. The Bank’s Board of Directors approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The Lending Policy sets the Bank’s lending authority for each type of loan. The Bank’s lending officers are assigned dollar authority limits based upon their experience and expertise.

The largest individual lending authority is $5.0 million, which only the Chief Executive Officer and the Chief Lending Officer have. Loans in excess of $5.0 million, or which when combined with existing credits of the borrower or related borrowers exceed $5.0 million, are presented to the management Credit Committee. The Credit Committee currently consists of six senior officers and requires a majority vote for credit approval. The Credit Committee has a $15.0 million approval authority and the Loan Committee of the Board of Directors of the Bank has approval authority exceeding $15.0 million. All credit approvals by the Loan Committee are reported to the Board of Directors of the Bank.

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

Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2007, the regulatory lending limit was $59.9 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $55.0 million for loans with a risk rating of 2 or better, $50.0 million for loans with a risk rating of 3 and $45.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2007, the Bank’s largest total lending relationship with an individual borrower and its related entities was $64.0 million, consisting of two lines of credit and eight commercial mortgage loans all with a risk rating of 3. Six of the commercial mortgage loans are secured by mortgages on two existing skilled nursing homes located in New Jersey. The remaining two commercial mortgage loans are secured by mortgages on a 44,000 square foot office building which is leased to related entities of the borrower and located in Fort Lee, New Jersey. The two lines of credit are secured by the business assets of the two nursing homes. The borrower is one of New Jersey’s premier providers of long-term care, assisted living, and rehabilitation services for over 30 years. Management has determined that this exception to the internal policy limit is manageable and is mitigated by the borrower’s diverse revenue mix as well as its reputation and proven successful track record in the industry. This lending relationship was approved as an exception to the internal policy limits by the Loan Committee of the Board of Directors and reported to the Board of Directors of the Bank, and conformed with the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2007, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.

As of December 31, 2007, the Bank had $1.17 billion in loans outstanding to its 50 largest borrowers and their related entities.

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

The collection procedures for commercial real estate and commercial loans include sending periodic late notices and letters to a borrower once a loan is past due. The Bank attempts to make direct contact with a borrower once a loan is 16 days past due, usually by telephone. The Chief Lending Officer reviews all commercial real estate and commercial loan delinquencies on a weekly basis. Generally, delinquent commercial real estate and commercial loans are transferred to the Asset Recovery Department for further action if the delinquency is not cured within a reasonable period of time, typically 60 to 90 days. The Chief Lending Officer has the authority to transfer performing commercial real estate or commercial loans to the Asset Recovery Department if, in his opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectible are proposed for charge-off on a monthly basis. The charge-off recommendation is then submitted to Executive Management for approval.

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Lending Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2007, there were 7 impaired loans totaling $24.8 million.

Interest income stops accruing on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. When the accrual of interest on a loan is stopped, the loan is designated as a non-accrual loan and the outstanding interest previously credited is reversed. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current.

Federal and state regulations as well as the Bank’s policy require the Bank to utilize an internal risk rating system as a means of reporting problem and potential problem assets. Under this system, the Bank classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention.”

General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” the Bank may establish a specific allowance for loan losses in an amount deemed prudent by management. When the Bank classifies one or more assets, or portions thereof, as “loss,” the Bank is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. In December 2006, the FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2007, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Assets are classified in accordance with the risk rating system described above. At December 31, 2007, $42.7 million of assets were classified as “substandard” which consisted of $4.2 million in residential loans, $24.1 million in commercial and multi-family mortgage loans, $11.7 million in commercial loans, $2.3 million in consumer loans and $375,000 in construction loans. At that same date, there were no loans classified as “doubtful” or “loss.” As of December 31, 2007, $94.6 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2007				At December 31, 2006				At December 31, 2005
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	17	$4,109	27	$4,228	14	$2,023	38	$4,426	27	$1,692	40	$3,956
Commercial mortgage loans	—	—	10	3,452	—	—	—	—	—	—	—	—
Multi-family mortgage loans	—	—	1	742	—	—	1	742	—	—	—	—
Construction loans	—	—	3	375	—	—	2	569	—	—	—	—

Total mortgage loans	17	4,109	41	8,797	14	2,023	41	5,737	27	1,692	40	3,956
Commercial loans	11	590	7	498	8	1,112	4	508	4	110	7	843
Consumer loans	59	2,270	30	2,297	40	1,327	39	1,304	35	1,769	59	1,206

Total loans	87	$6,969	78	$11,592	62	$4,462	84	$7,549	66	$3,571	106	$6,005

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were no troubled debt restructurings as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at any of the dates indicated. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$4,228	$4,426	$3,956	$4,184	$3,395
Commercial mortgage loans	21,918	—	—	—	151
Multi-family mortgage loans	742	742	—	—	—
Construction loans	375	569	—	—	217
Mortgage warehouse loans	—	—	—	—	223
Commercial loans	5,083	234	843	862	1,016
Consumer loans	2,298	1,304	1,206	1,149	1,126

Total non-accruing loans	34,644	7,275	6,005	6,195	6,128
Accruing loans delinquent 90 days or more	—	274	—	—	—

Total non-performing loans	34,644	7,549	6,005	6,195	6,128
Foreclosed assets	1,041	528	670	140	41

Total non-performing assets	$35,685	$8,077	$6,675	$6,335	$6,169

Total non-performing assets as a percentage of total assets	0.56%	0.14%	0.11%	0.10%	0.14%

Total non-performing loans to total loans	0.81%	0.20%	0.16%	0.17%	0.27%

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $956,000 during the year ended December 31, 2007. At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

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

As part of its evaluation of the adequacy of the allowance for loan losses, each quarter management prepares a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing loan risk ratings include the following:

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point risk rating system. Loans deemed to be “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department, and for loans requiring Credit Committee approval, they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

The provision for loan losses is established after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan portfolio composition, loan delinquency trends and peer group analysis. As a result of this process, management has established an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses is warranted based on factors such as the geographic concentration of the loan portfolio, current economic conditions and the losses inherent in commercial lending, as these types of loans are typically riskier than residential mortgages.

Based on the composition of the loan portfolio, management believes the primary risks inherent in the portfolio are possible increases in interest rates, a possible decline in the economy and a possible decline in real estate market values. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$32,434	$31,980	$33,766	$20,631	$20,986

Charge offs:
Residential mortgage loans	24	9	18	71	1,070
Commercial mortgage loans	—	—	22	—	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	—	—
Commercial loans	1,044	1,025	1,008	1,671	1,904
Consumer loans	2,127	1,800	2,986	4,619	1,412

Total	3,195	2,834	4,034	6,361	4,386

Recoveries:
Residential mortgage loans	138	158	155	186	1,523
Commercial mortgage loans	13	14	93	—	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Mortgage warehouse loans	—	—	—	—	—
Commercial loans	622	305	340	432	772
Consumer loans	1,415	1,491	1,060	2,353	576

Total	2,188	1,968	1,648	2,971	2,871

Net charge-offs	1,007	866	2,386	3,390	1,515
Provision for loan losses	6,530	1,320	600	3,600	1,160
Allowance of acquired institution	2,825	—	—	12,925	—

Balance at end of period	$40,782	$32,434	$31,980	$33,766	$20,631

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.02%	0.07%	0.12%	0.08%

Allowance for loan losses to total loans	0.95%	0.86%	0.86%	0.91%	0.92%

Allowance for loan losses to non-performing loans	117.72%	429.65%	532.56%	545.05%	336.67%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2007		2006		2005		2004		2003
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$2,882	39.79%	$2,736	43.01%	$2,854	47.57%	$3,000	50.52%	$1,804	46.74%
Commercial mortgage loans	8,977	19.78	8,873	18.59	7,246	15.96	7,893	17.68	4,898	19.12
Multi-family mortgage loans	735	1.58	768	1.84	773	2.07	930	2.32	932	4.03
Construction loans	7,947	7.22	4,837	7.50	4,397	7.77	2,918	5.11	1,595	4.43
Mortgage warehouse loans	—	—	—	—	—	—	—	—	43	0.19
Commercial loans	10,841	16.61	6,311	13.35	5,676	11.70	7,400	10.45	5,278	12.03
Consumer loans	6,764	15.02	6,119	15.71	5,760	14.93	5,889	13.92	3,385	13.46
Unallocated	2,636	—	2,790	—	5,274	—	5,736	—	2,696	—

Total	$40,782	100.00%	$32,434	100.00%	$31,980	100.00%	$33,766	100.00%	$20,631	100.00%

INVESTMENT ACTIVITIES

General. The Board of Directors annually approves the investment policy for the Bank and the Company. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the investment policy and establish investment strategies. The President and Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Treasurer are authorized to make investment decisions consistent with the investment policy. Investment transactions for the Bank are reported to the Board of Directors of the Bank on a monthly basis.

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

The investment strategy is to maximize the return on the investment portfolio consistent with guidelines that have been established for liquidity, safety, duration and diversification. The investment strategy also considers the Bank’s and the Company’s interest rate risk position as well as liquidity, loan demand and other factors. Acceptable investment securities include U. S. Treasury and Agency obligations, collateralized mortgage obligations (“CMOs”), corporate debt obligations, municipal bonds, mortgage-backed securities, commercial paper, mutual funds, bankers’ acceptances and federal funds. Securities purchased for the investment portfolio require a minimum credit rating of “A” by Moody’s or Standard & Poor’s.

Securities in the investment portfolio are classified as held to maturity, available for sale or held for trading. Securities that are classified as held to maturity are securities that the Bank or the Company has the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale are reported at fair value. Available for sale securities include U.S. Treasury and Agency obligations, U.S. Agency and privately-issued CMOs, corporate debt obligations and equities. Sales of securities may occur from time to time in response to changes in market rates and liquidity needs and to facilitate balance sheet reallocation to effectively manage interest rate risk. At the present time, there are no securities that are classified as held for trading.

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. All privately-issued CMOs in the investment portfolio are rated “AAA” at December 31, 2007. The Bank and the Company do not invest in collateralized debt obligations or mortgage-related securities secured by sub-prime loans.

Amortized Cost and Fair Value of Securities. The following tables sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$120,254	$119,894	$153,628	$151,054	$188,506	$186,290
State and municipal obligations	238,237	239,805	236,028	235,326	221,634	220,908
Equity securities	—	—	—	—	774	774

Total held-to-maturity	$358,491	$359,699	$389,656	$386,380	$410,914	$407,972

Available for Sale:
U.S. Treasury obligations	$3,980	$4,035	$10,998	$10,971	$80,958	$80,378
State and municipal obligations	20,678	20,912	10,917	10,863	10,630	10,610
Mortgage-backed securities	646,056	645,622	693,274	681,803	902,629	887,188
FHLMC obligations	32,084	32,504	9,870	9,882	—	—
FNMA obligations	10,006	10,072	10,016	9,987	—	—
FHLB obligations	26,000	26,119	29,893	29,813	9,923	9,844
FFCB obligations	5,031	5,095	—	—	—	—
Corporate obligations	3,977	3,984	11,999	11,999	61,292	61,368
Equity securities	22,822	21,272	25,837	25,576	32,627	33,569

Total available for sale	$770,634	$769,615	$802,804	$790,894	$1,098,059	$1,082,957

Average expected life of securities (1)	3.96 years		3.87 years		3.67 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2007:
FNMA	$371,247	$370,481
FHLMC	386,897	385,840

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2007. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2007
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$—	—%	$21,405	4.49%	$98,849	4.92%	$120,254	4.84%
State and municipal obligations	7,386	4.10	57,713	3.75	115,027	3.81	58,111	3.89	238,237	3.82

Total held to maturity	$7,386	4.10%	$57,713	3.75%	$136,432	3.92%	$156,960	4.54%	$358,491	4.17%

Available for sale:
U.S. Treasury obligations	$3,024	4.71%	$1,011	4.60%	$—	—%	$—	—%	$4,035	4.68%
State and municipal obligations	2,243	4.77	6,532	4.10	12,137	4.21	—	—	20,912	4.24
Mortgage-backed securities	—	—	7,515	4.67	188,006	4.58	450,101	4.99	645,622	4.87
Agency obligations	43,052	5.05	30,738	3.03	—	—	—	—	73,790	4.21
Corporate obligations	—	—	3,984	5.23	—	—	—	—	3,984	5.23

Total available for sale	$48,319	5.02%	$49,780	3.63%	$200,143	4.56%	$450,101	4.99%	$748,343	4.79%

(1)	Yields are not tax equivalent.

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

Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers IRA and KEOGH accounts. Business customers are offered several checking account and savings plans, cash management services, remote deposit capture services, payroll origination services, escrow account management and business credit cards. The Bank’s customer relationship management strategy focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic conditions, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding the Bank’s branch locations. To attract and retain deposits, the Bank offers competitive rates, quality customer service and a wide variety of products and services that meet customers’ needs, including online banking. The Bank has no brokered deposits.

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When considering deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 61.2% of total deposits at December 31, 2007 and 59.2% of total deposits at December 31, 2006. As of December 31, 2007 and December 31, 2006, time deposits maturing in less than one year amounted to $1.43 billion and $1.32 billion, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit of $100,000 or more	$142,620	$155,737	$134,278	$47,471	$480,106
Certificates of deposit less than $100,000	271,352	388,941	335,875	163,196	1,159,364

Total certificates of deposit	$413,972	$544,678	$470,153	$210,667	$1,639,470

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2007						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2007	2006	2005
	(In thousands)
Rate:
0.00 to 0.99%	$3,755	$7	$2	$—	$15	$—	$3,779	$2,288	$3,799
1.00 to 2.00%	110	2	—	—	89	—	201	1,159	9,190
2.01 to 3.00%	14,864	—	3	—	—	—	14,867	47,829	621,407
3.01 to 4.00%	352,650	66,387	13,436	923	625	1,862	435,883	547,986	589,245
4.01 to 5.00%	957,822	25,543	30,675	12,821	20,616	5,874	1,053,351	539,810	179,423
5.01 to 6.00%	99,359	3,386	461	15,007	9,224	271	127,708	411,468	35,212
6.01 to 7.00%	201	513	1,945	732	141	—	3,532	8,821	9,547
Over 7.01%	42	18	4	—	38	47	149	141	131

Total	$1,428,803	$95,856	$46,526	$29,483	$30,748	$8,054	$1,639,470	$1,559,502	$1,447,954

Borrowed Funds. At December 31, 2007, the Bank had $1.08 billion of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.

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

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$522,544	$495,436	$679,726
FHLB line of credit	96,000	91,000	48,000
Securities sold under agreements to repurchase	537,315	434,483	466,244

Average Balance:
FHLB advances	344,087	437,612	633,000
FHLB line of credit	49,657	46,033	1,693
Securities sold under agreements to repurchase	439,217	366,933	444,454

Weighted Average Interest Rate:
FHLB advances	3.83%	3.50%	3.25%
FHLB line of credit	5.33	5.29	3.63
Securities sold under agreements to repurchase	4.32	3.86	2.95

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances	$522,544	$429,788	$530,982
FHLB line of credit	72,000	58,000	48,000
Securities sold under repurchase agreements	480,560	353,202	391,126

Total borrowed funds	$1,075,104	$840,990	$970,108

Weighted average interest rate of FHLB advances	3.92%	3.68%	3.27%

Weighted average interest rate of FHLB line of credit	4.17%	5.39%	4.21%

Weighted average interest rate of securities sold under agreements to repurchase	4.47%	4.16%	3.40%

FINANCIAL MANAGEMENT AND TRUST SERVICES

The Bank offers a full range of trust and financial management services primarily to individuals. These services include wealth management services, such as investment management and investment advisory accounts, as well as custody accounts. The Bank also serves as trustee for living and testamentary trusts. Trust officers also provide estate settlement services when the Bank has been named executor or guardian of an estate. At December 31, 2007, the book value of assets under administration was $351.6 million and the number of accounts under administration was 787.

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

Dudley Investment Corporation is a wholly-owned subsidiary of the Bank, which operates as a New Jersey Investment Company. Dudley Investment Corporation owns all of the outstanding common stock of Gregory Investment Corporation.

Gregory Investment Corporation is a wholly-owned subsidiary of Dudley Investment Corporation. Gregory Investment Corporation operates as a Delaware Investment Company. Gregory Investment Corporation owns all of the outstanding common stock of PSB Funding Corporation.

PSB Funding Corporation is a majority-owned subsidiary of Gregory Investment Corporation. It was established as a New Jersey corporation to engage in real estate activities (including the acquisition of mortgage loans from the Bank) that enable it to be taxed as a real estate investment trust for federal and New Jersey tax purposes.

FSB Financial LLC was an inactive wholly-owned subsidiary of the Bank that engaged in retail non-deposit investment product sales. FSB Financial LLC was liquidated in 2007.

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

TPB Realty, LLC, is a wholly-owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2007, TPB Realty had total assets of $2.4 million.

PERSONNEL

As of December 31, 2007, the Company had 865 full-time and 154 part-time employees. None of the Company’s employees were represented by a collective bargaining group. The Company believes its relationship with its employees is good.

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

New Jersey Banking Regulation

Activity Powers. The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including the Bank, generally may, subject to certain limits, invest in:

(1)	real estate mortgages;

(2)	consumer and commercial loans;

(3)	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

(4)	certain types of corporate equity securities; and

(5)	certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and the related regulations.

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

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by a stock savings bank.

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

Tier 1 capital is comprised of:

•	common stockholders’ equity, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values;

•	non-cumulative perpetual preferred stock, including any related surplus; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital are comprised of:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatorily convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pre-tax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2007:

	As of December 31, 2007
	Capital	Percent of Assets (1)	Capital Requirements (1)
	(Dollars in thousands)

Regulatory Tier 1 leverage capital	$350,594	6.14%	4.00%
Tier 1 risk-based capital	350,594	8.83	4.00
Total risk-based capital	391,376	9.85	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2007, the Bank was considered “adequately capitalized” under FDIC guidelines.

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

Deposit Insurance. The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006. Among other things this legislation merged the Savings Association Insurance Fund and the Bank Insurance Fund into the Deposit Insurance Fund (“DIF”) as of March 15, 2006, increased the amount of deposit insurance from $100,000 to $130,000 with a cost of living adjustment to become effective in five years, and increased the amount of deposit insurance for certain retirement accounts to $250,000, also indexed for inflation.

The Act also authorized the FDIC to revise its risk-based assessment system. Effective as of January 1, 2007, insurance premiums are based on a number of factors, including the risk of loss that insured institutions pose to the DIF. The Act also replaced the minimum reserve ratio of 1.25% with a range between 1.15% and 1.50% of estimated insured deposits.

The FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of March 2005.

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

An exception may be made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $9.3 million and up to $43.9 million, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.0 million plus 10% against that portion of total transaction accounts in excess of up to $43.9 million. The first $9.3 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

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

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2007, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2007:

	As of December 31, 2007
	Capital	Percent of Assets (1)	Capital Requirements (1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$475,284	8.29%	4.00%
Tier 1 risk-based capital	475,284	11.90	4.00
Total risk-based capital	516,066	12.92	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of December 31, 2007, the Company was “well capitalized” under Federal Reserve Bank guidelines.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. The Bank was required to use the direct charge-off method to compute its bad debt deduction beginning with its 1996 federal income tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules.

Retained earnings at December 31, 2007 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2007, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, the Company had no net operating loss carryforwards for federal income tax purposes.

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

Recent Developments in the Housing Sector and Related Markets and the Economy May Adversely Affect Our Business and Financial Results

Throughout the course of 2007, the housing market experienced a variety of worsening economic conditions, due in large part to the collapse of the sub-prime mortgage market. While we did not invest in sub-prime mortgages and related investments, our lending business is tied, in large part, to the housing market. The housing slump may result in reduced demand for the construction of new housing, declining or flat home prices, and increased delinquencies on construction and residential and commercial mortgage loans. These conditions may also cause a reduction in loan demand, and an increase in our non-performing assets, net charge-offs and provisions for loan losses. These negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations and our results of operations.

Our Commercial Real Estate, Multi-Family, and Commercial Loans Expose Us to Increased Lending Risks

Our strategy continues to be to increase our commercial mortgage loans, commercial loans and construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2007, the average loan size for a commercial mortgage loan was $2.3 million, for a commercial loan was $277,000, and for a construction loan was $4.0 million, compared to an average loan size of $190,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey have a significant impact on our construction loans, commercial mortgage loans and commercial loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, including the sub-prime mortgage market collapse, would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, decreases in real estate values and a slowdown in real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

Our borrowers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.

Our emphasis on the continued diversification of our loan portfolio through the origination of commercial mortgage loans, commercial loans, and construction loans has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may decide to make additional or increased provisions for loans losses, which could adversely affect our earnings.

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

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are affected substantially by our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates could have an adverse affect on net interest income because, as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 2.9% or $4.7 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2007, our available for sale securities portfolio totaled $769.6 million. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

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

Strong Competition Within Our Market Area May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In particular, over the past decade, New Jersey has experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we do, and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Property

At December 31, 2007, the Bank conducted business through 85 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $79.1 million at December 31, 2007.

Item 3.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS”. Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2007, there were 83,209,293 shares of the Company’s common stock issued and 59,646,936 shares outstanding and 6,281 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as, the cash dividends paid per common share during the periods indicated.

	2007			2006
	High	Low	Dividend	High	Low	Dividend
First Quarter	$18.42	$16.75	$0.10	$18.96	$18.00	$0.09
Second Quarter	17.59	15.76	0.10	18.61	17.65	0.10
Third Quarter	17.73	13.87	0.11	18.88	17.50	0.10
Fourth Quarter	17.49	13.92	0.11	18.78	18.01	0.10

On January 23, 2008, the Board of Directors declared a quarterly cash dividend of $0.11 per common share, which was paid on February 28, 2008, to common stockholders of record as of the close of business on February 15, 2008. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning January 16, 2003, the first date that the Company’s common stock traded, as reported by the New York Stock Exchange (at a closing price of $15.50 per share on such date), through December 31, 2007, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York, American and NASDAQ stock exchanges. The initial offering price of the Company’s common stock in the mutual-to-stock conversion of The Provident Bank, which was completed on January 15, 2003, was $10.00 per share. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	1/16/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Provident Financial Services, Inc.	100.00	122.81	127.53	124.08	124.18	101.32
Russell 2000	100.00	142.80	168.97	176.67	209.12	205.84
SNL Thrift Index	100.00	137.31	152.99	158.38	184.62	110.76

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2007 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 Through October 31, 2007	1,068,600	$15.70	1,068,600	3,605,307

November 1, 2007 Through November 30, 2007	862,700	14.82	862,700	2,742,607

December 1, 2007 Through December 31, 2007	491,381	14.21	491,381	2,251,226

Total	2,422,681	15.08	2,422,681

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8. On January 15, 2003, the Bank completed its conversion from a mutual savings bank to a stock savings bank, and in connection therewith the Company sold 59,618,300 shares of common stock which resulted in $567.2 million of net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. In addition, the Company contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,359,391	$5,742,964	$6,052,374	$6,433,322	$4,284,878
Loans, net (1)	4,255,509	3,751,230	3,707,142	3,673,445	2,216,736
Investment securities held to maturity	358,491	389,656	410,914	445,633	517,789
Securities available for sale	769,615	790,894	1,082,957	1,406,340	1,151,829
Deposits	4,224,820	3,826,463	3,921,458	4,050,473	2,695,976
Borrowed funds	1,075,104	840,990	970,108	1,166,064	736,328
Stockholders’ equity	1,000,794	1,019,156	1,076,295	1,136,776	817,119

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Operations Data:
Interest income	$302,577	$282,139	$276,462	$229,543	$184,506
Interest expense	147,699	117,611	95,007	67,185	54,633

Net interest income	154,878	164,528	181,455	162,358	129,873
Provision for loan losses	6,530	1,320	600	3,600	1,160

Net interest income after provision for loan losses	148,348	163,208	180,855	158,758	128,713
Non-interest income	35,537	31,951	29,221	29,151	23,834
Non-interest expense	133,013	118,273	124,178	119,334	126,779

Income before income tax expense	50,872	76,886	85,898	68,575	25,768
Income tax expense	13,492	23,201	27,399	19,274	7,024

Net income	$37,380	$53,685	$58,499	$49,301	$18,744

Earnings Per Share:
Basic earnings per share (2)	$0.63	$0.88	$0.89	$0.80	$0.31
Diluted earnings per share (2)	$0.63	$0.87	$0.88	$0.80	$0.31

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Basic and diluted earnings per share for the year ended December 31, 2003 include the results of operations from January 15, 2003, the date the Company became the holding company for the Bank and the date the Bank completed its conversion, in the amount of $17,755,000.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial and Other Data (1)
Performance Ratios:
Return on average assets	0.62%	0.92%	0.94%	0.93%	0.46%
Return on average equity	3.63	5.17	5.32	5.06	2.31
Average net interest rate spread	2.52	2.80	3.01	3.09	2.91
Net interest margin (2)	2.96	3.23	3.34	3.40	3.37
Average interest-earning assets to average interest-bearing liabilities	1.16	1.18	1.18	1.22	1.32
Non-interest income to average total assets	0.59	0.55	0.47	0.55	0.58
Non-interest expenses to average total assets	2.19	2.02	2.00	2.24	3.08
Efficiency ratio (3)	69.85	60.20	58.94	62.31	66.87

Asset Quality Ratios:
Non-performing loans to total loans	0.81%	0.20%	0.16%	0.17%	0.27%
Non-performing assets to total assets	0.56	0.14	0.11	0.10	0.14
Allowance for loan losses to non-performing loans	117.72	429.65	532.56	545.05	336.67
Allowance for loan losses to total loans	0.95	0.86	0.86	0.91	0.92

Capital Ratios:
Leverage capital (4)	8.29%	11.21%	11.98%	11.88%	18.81%
Total risk based capital (4)	12.92	15.79	18.45	19.80	31.44
Average equity to average assets	16.95	17.77	17.68	18.34	19.73

Other Data:
Number of full-service offices	85	75	76	78	54
Full time equivalent employees	942	877	892	926	717

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Leverage capital ratios are presented as a percentage of tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Efficiency Ratio Calculation:
Net interest income	$154,878	$164,528	$181,455	$162,358	$129,873
Non-interest income	35,537	31,951	29,221	29,151	23,834

Total income	$190,415	$196,479	$210,676	$191,509	$153,707

Non-interest expense	$133,013	$118,273	$124,178	$119,334	$126,779
Less: Provident Bank Foundation donation	—	—	—	—	(24,000)

Adjusted non-interest expense	$133,013	$118,273	$124,178	$119,334	$102,779

Expense/income	69.85%	60.20%	58.94%	62.31%	66.87%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank operating 85 full-service branches in ten counties throughout northern and central New Jersey.

The Company completed its acquisition of First Morris Bank & Trust (“First Morris”) and the merger of First Morris with and into the Bank, as of April 1, 2007. As a result of the First Morris acquisition, the Company added nine branch locations in Morris County, New Jersey, acquired assets having a fair value of $554.2 million, including $332.5 million of net loans, $138.2 million of investment securities and $60.7 million of cash and cash equivalents, and assumed $509.0 million of deposits.

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

In recent years, the Bank has focused on commercial real estate, construction, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At year-end 2007, retail loans accounted for 54.8% of the loan portfolio and commercial loans accounted for 45.2%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s Customer Relationship Management strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2007, core deposits were 61.2% of total deposits.

A significant amount of capital was raised in the conversion of the Bank to a stock-chartered bank in 2003. Management has developed a capital management strategy to effectively utilize excess capital and improve return on equity and earnings per share growth. The Company’s capital management strategy includes the following components: payment of cash dividends; stock repurchases; acquisitions; and use of wholesale leverage. The Company declared and paid its first cash dividend in the second quarter of 2003, and has since increased the quarterly cash dividend per share seven times for a total of 175.0%. The Company’s Board of Directors approved the most recent quarterly cash dividend of $0.11 per common share paid on February 28, 2008.

In 2007, the Company repurchased 7.3 million shares of its common stock at an average cost of $16.09 per share. At December 31, 2007, approximately 2.3 million shares remained eligible for repurchase under the current common stock repurchase authorization.

The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income, because as a general matter, the Company’s interest-bearing liabilities reprice or mature more quickly than its interest-earning assets. An increase in interest rates generally would result in a decrease in the Company’s average interest rate spread and net interest income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of Bank-owned life insurance, income from loan or securities sales, fees from trust services and investment product sales and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, actions of regulatory agencies and government policies.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2007, 2006 or 2005.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Estimated fair values are based on published or securities dealers’ market prices. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, the Company evaluates its intent and ability to hold securities to maturity or for a sufficient period of time to recover the recorded principal balance. During the fourth quarter of 2007, the Company recorded an other-than-temporary impairment charge totaling $1.0 million, related to a reduction in the market value of an investment in the common stock of a publicly traded financial institution. Prior to the charge, the impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. In 2007, the Company established a valuation reserve of $1.7 million pertaining to state tax benefits on net operating losses at the Bank and capital loss carryforwards. In 2006, the valuation reserve pertaining to the charitable contributions carry-forward declined $108,000 as a result of the utilization of the related deferred tax asset.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2007, 2006 and 2005. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$5,200	$275	5.28%	$7,655	$404	5.27%	$58,156	$1,801	3.10%
Investment securities (1)	373,733	15,406	4.12	405,701	16,828	4.15	428,461	17,185	4.01
Securities available for sale	780,836	35,794	4.58	925,010	39,758	4.30	1,249,419	48,607	3.89
Federal Home Loan Bank Stock	31,470	2,313	7.35	36,015	2,118	5.88	44,813	2,091	4.67
Net loans (2)	4,036,193	248,789	6.16	3,714,388	223,031	6.00	3,658,930	206,778	5.65

Total interest-earning assets	5,227,432	302,577	5.79	5,088,769	282,139	5.54	5,439,779	276,462	5.08

Non-interest earning assets	843,310			754,789			781,133

Total assets	$6,070,742			$5,843,558			$6,220,912

Interest-bearing liabilities:
Savings deposits	$1,168,530	18,674	1.60%	$1,313,997	18,198	1.38%	$1,474,053	15,657	1.06%
Demand deposits	849,235	21,269	2.50	579,366	8,020	1.38	618,280	6,223	1.01
Time deposits	1,659,191	72,980	4.40	1,527,721	57,973	3.79	1,399,258	37,894	2.71
Borrowed funds	832,961	34,776	4.17	875,011	33,420	3.82	1,105,948	35,233	3.19

Total interest-bearing liabilities	4,509,917	147,699	3.27	4,296,095	117,611	2.74	4,597,539	95,007	2.07

Non-interest bearing liabilities	532,070			508,840			523,531

Total liabilities	5,041,987			4,804,935			5,121,070
Stockholders’ equity	1,028,755			1,038,623			1,099,842

Total liabilities and equity	$6,070,742			$5,843,558			$6,220,912

Net interest income		$154,878			$164,528			$181,455

Net interest rate spread			2.52%			2.80%			3.01%

Net interest earning assets	$717,515			$792,674			$842,240

Net interest margin (3)			2.96%			3.23%			3.34%

Ratio of interest-earning assets to total interest-bearing liabilities	1.16x			1.18x			1.18x

(1)	Average outstanding balance amounts are at amortized cost.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$(130)	$1	$(129)	$(2,171)	$774	$(1,397)
Investment securities	(1,303)	(119)	(1,422)	(939)	582	(357)
Securities available for sale	(6,450)	2,486	(3,964)	(13,581)	4,732	(8,849)
Federal Home Loan Bank Stock	(290)	485	195	(456)	483	27
Loans	19,597	6,161	25,758	3,226	13,027	16,253

Total interest-earning assets	11,424	9,014	20,438	(13,921)	19,598	5,677

Interest-bearing liabilities:
Savings deposits	(2,174)	2,650	476	(1,823)	4,364	2,541
Demand deposits	4,831	8,418	13,249	(407)	2,204	1,797
Time deposits	5,228	9,779	15,007	3,760	16,319	20,079
Borrowed funds	(1,641)	2,997	1,356	(8,093)	6,280	(1,813)

Total interest-bearing liabilities	6,244	23,844	30,088	(6,563)	29,167	22,604

Net interest income	$5,180	$(14,830)	$(9,650)	$(7,358)	$(9,569)	$(16,927)

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets increased to $6.36 billion at December 31, 2007, compared to $5.74 billion at December 31, 2006, due primarily to the acquisition of First Morris. The fair value of assets acquired in the First Morris transaction totaled $554.2 million at April 1, 2007. The fair value of deposits and borrowings assumed from First Morris totaled $509.0 million and $12.8 million, respectively, at April 1, 2007.

Total loans at December 31, 2007 were $4.30 billion, compared to $3.78 billion at December 31, 2006. For the year ended December 31, 2007, loan originations totaling $1.29 billion, loans acquired from First Morris of $335.3 million and loan purchases of $79.1 million were partially offset by repayments of $1.17 billion. Residential mortgage loans decreased $82.4 million to $1.71 billion at December 31, 2007, compared to $1.62 billion at December 31, 2006. Residential mortgage loan originations totaled $192.1 million and one- to four-family loans purchased totaled $79.1 million for the year ended December 31, 2007. Principal repayments on residential mortgage loans totaled $249.3 million, and loans sold totaled $8.9 million for the year ended December 31, 2007. Commercial real estate loans increased $146.4 million to $847.9 million at December 31, 2007, compared to $701.5 million at December 31, 2006. Commercial real estate loan originations totaled $215.2 million and repayments on commercial real estate loans totaled $128.4 million for the year ended December 31, 2007. Multi-family loans decreased $1.8 million to $67.5 million at December 31, 2007, compared to $69.4 million at December 31, 2006. Construction loans increased $26.7 million to $309.6 million at December 31, 2007, compared to $282.9 million at December 31, 2006. Commercial loans increased $208.3 million to $712.1 million at December 31, 2007, compared to $503.8 million at December 31, 2006. Consumer loans increased

$51.2 million to $644.1 million at December 31, 2007, compared to $592.9 million at December 31, 2006. Retail loans, which consist of one- to four-family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.35 billion and accounted for 54.8% of the loan portfolio at December 31, 2007, compared to $2.22 billion, or 58.7%, of the portfolio at December 31, 2006. The decrease in retail loans as a percentage of the total loan portfolio was largely the result of organic growth in the commercial mortgage and commercial loan portfolios and the acquisition of $202.5 million in commercial loans from First Morris. The Company continues to rebalance the loan portfolio over time, consistent with its strategy towards a more commercial mix. Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $1.94 billion, accounting for 45.2% of the loan portfolio at December 31, 2007, compared to $1.56 billion, or 41.3%, at December 31, 2006.

The allowance for loan losses increased $8.3 million at December 31, 2007, as a result of provisions for loan losses made in 2007 of $6.5 million and $2.8 million of allowance for loan losses recorded in connection with the First Morris acquisition, partially offset by net charge-offs of $1.0 million during 2007. Non-performing loans totaled $34.6 million at December 31, 2007, compared with $7.5 million at December 31, 2006. Non-performing loans as a percentage of total loans were 0.81% at December 31, 2007 and 0.20% at December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.95% at December 31, 2007 and 0.86% at December 31, 2006. Total non-performing loans at December 31, 2007 were $34.6 million, or 0.81% of total loans, compared with $7.5 million, or 0.20% of total loans at December 31, 2006. The increase in non-performing loans was primarily due to the movement in the fourth quarter of 2007 of four commercial and commercial mortgage loans with total outstanding balances of $23.1 million to non-accrual status. All four of these loans have been evaluated under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” and were recognized as impaired. One loan in the amount of $3.6 million which had no specific reserve associated with it at December 31, 2007, was subsequently sold at par. Based on an assessment of current collateral values and/or estimates of future cash flows, the remaining three loans have estimated potential losses of $2.9 million, and a specific reserve for that amount has been established.

Intangible assets increased $91.0 million to $520.7 million at December 31, 2007, from $429.7 million at December 31, 2006, due primarily to $89.1 million of goodwill and an $8.4 million core deposit intangible recorded in connection with the acquisition of First Morris. The Company performs periodic impairment testing of intangible assets. There was no impairment recognized in 2007 or 2006.

Total investments decreased $48.0 million, or 3.9%, during the year ended December 31, 2007. The decrease was primarily attributable to paydowns on mortgage-backed securities and maturities of debt securities, as well as sales of $40.8 million in mortgage-backed and debt securities acquired from First Morris. In the fourth quarter of 2007, the Company repositioned a portion of its securities portfolio, selling an additional $81.2 million of mortgage-backed securities with a weighted average life of 1.4 years and a weighted average yield of 4.10%, and recognizing a loss on sale of $972,000. Proceeds from the fourth quarter 2007 securities sales were reinvested in U.S. government agency and AAA rated mortgage-backed securities, with a weighted average life of 4.7 years and a weighted average yield of 5.26%. The Company expects to recover the loss on sale in approximately one year through the increased yield on the newly purchased securities. This repositioning was undertaken to manage interest rate risk and improve net interest income, and does not impact the Company’s ability to hold securities with temporary impairment until maturity or market recovery.

Total deposits increased $398.4 million to $4.22 billion at December 31, 2007, from $3.83 billion at December 31, 2006. At December 31, 2007, core deposits represented 61.2% of total deposits, compared with 59.2% at December 31, 2006. Core deposits increased $318.4 million to $2.59 billion at December 31, 2007, from $2.27 billion at December 31, 2006. Certificates of deposit increased $80.0 million to $1.64 billion at December 31, 2007, from $1.56 billion at December 31, 2006. The increases in deposits were primarily attributable to the assumption of $509.0 million in deposits from First Morris.

Borrowed funds increased $234.1 million to $1.08 billion at December 31, 2007, from $841.0 million at December 31, 2006. The increase was the result of an increase in the use of wholesale funding to fund commercial loan originations and securities purchases resulting from a more positively sloped yield curve in the second half of the year.

Total stockholders’ equity decreased $18.4 million to $1.00 billion at December 31, 2007, from $1.02 billion at December 31, 2006. This decrease was primarily a result of common stock repurchases of $116.8 million and cash dividends of $24.8 million, partially offset by the issuance of $61.9 million of common stock in connection with the acquisition of First Morris, comprehensive income of $48.9 million and the allocation of shares to stock-based compensation plans of $10.4 million.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General. Net income for the year ended December 31, 2007 was $37.4 million, compared to net income of $53.7 million for the year ended December 31, 2006. Return on average assets for the year ended December 31, 2007 was 0.62%, compared to 0.92% for 2006. Return on average equity was 3.63% for the year ended December 31, 2007, compared to 5.17% for 2006. Basic and diluted earnings per share were $0.63 for the year ended December 31, 2007, compared to basic and diluted earnings per share of $0.88 and $0.87, respectively, for 2006. The primary reasons for the decrease in net income for 2007 compared with 2006 were the continued compression of the net interest margin, an increase in the provision for loan losses as a result of increased non-performing loans and increased non-interest expense, primarily compensation and benefits expense, resulting from the acquisition of First Morris.

Earnings and per share data for the year ended December 31, 2007 reflect the impact of a previously announced executive separation agreement which resulted in a one-time charge of $655,000, net of tax, or $0.01 per share. Earnings and per share data for the year ended December 31, 2007 also reflect the impact of a securities impairment charge of $1.0 million, net of tax, or $0.02 per share, and losses recognized on sales of securities in connection with portfolio repositioning totaling $632,000, net of tax, or $0.01 per share. Earnings and per share data for the year ended December 31, 2007 further reflect the impact of a previously announced voluntary resignation program which resulted in a one-time charge of $2.1 million, net of tax, or $0.04 per share. In addition, earnings and per share data for the year ended December 31, 2007 reflect the impact of a settlement of an insurance claim resulting in a recovery of $3.5 million, net of tax, or $.06 per share, related to a fraud loss that occurred and was recognized in 2002, the Company’s acquisition of First Morris from April 1, 2007, the date the acquisition was completed, and one-time expenses of $246,000, net of tax, related to the merger and integration of First Morris’ operations. Earnings and per share data for the year ended December 31, 2006 were impacted by a one-time executive severance payment which resulted in an after-tax charge of $473,000, or $0.01 per share. The earnings and per share data for the year ended December 31, 2006 were further impacted by a loss on the early extinguishment of debt, which resulted in an after-tax charge of $403,000, or $0.01 per share.

Net Interest Income. Net interest income decreased $9.7 million, or 5.9%, to $154.9 million for 2007, from $164.5 million for 2006. The average interest rate spread decreased 28 basis points to 2.52% for 2007, from 2.80% for 2006. The net interest margin decreased 27 basis points to 2.96% for 2007, compared to 3.23% for 2006.

Interest income increased $20.4 million, or 7.2%, to $302.6 million for 2007, compared to $282.1 million for 2006. The increase in interest income was attributable to an increase in the yield on average earning assets and to an increase in loan volume resulting from organic growth and the First Morris acquisition. Average interest-earning assets increased $138.7 million, or 2.7%, to $5.23 billion for 2007, compared to $5.09 billion for 2006. Average outstanding loan balances increased $321.8 million, or 8.7%, to $4.04 billion for 2007 from $3.71 billion for 2006. The average balance of investment securities decreased $32.0 million, or 7.9%, to $373.7 million for 2007, compared to $405.7 million for 2006. The average balance of securities available for sale decreased $144.2 million, or 15.6%, to $780.8 million for 2007, compared to $925.0 million for 2006. Average federal funds sold and short-term investment balances decreased $2.5 million, or 32.1%, to $5.2 million for 2007, from $7.7 million for 2006. The yield on interest-earning assets increased 25 basis points to 5.79% for 2007, from 5.54% for 2006.

Interest expense increased $30.1 million, or 25.6%, to $147.7 million for 2007, from $117.6 million for 2006. The increase in interest expense was attributable to the increase in the average cost of interest-bearing liabilities for 2007 compared with 2006 and an increase in average interest-bearing deposits resulting from the First Morris acquisition. The average balance of interest-bearing liabilities increased $213.8 million, or 5.0%, to $4.51 billion for 2007, compared to $4.30 billion for 2006. Rates paid on interest-bearing liabilities increased 53 basis points to 3.27% for 2007, from 2.74% for 2006. Average interest-bearing deposits increased $255.9 million, or 7.5%, to $3.68 billion for 2007, from $3.42 billion for 2006. The average rate paid on interest-bearing deposits increased 61 basis points to 3.07% for 2007, from 2.46% for 2006. Average interest-bearing core deposits increased $124.4 million, or 6.6%, for 2007, compared with 2006, while average time deposits increased $131.4 million, or 8.6%, for 2007, compared with 2006. Average outstanding borrowings decreased $42.1 million, or 4.8%, to $833.0 million for 2007, compared with $875.0 million for 2006. The average rate paid on borrowings increased to 4.17% for 2007, from 3.82% for 2006.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or subsequent events change. Management assesses the adequacy of the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial mortgage loans, commercial loans and construction loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and provision for loan losses. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The provision for loan losses was $6.5 million in 2007, compared to $1.3 million in 2006. The increase in the provision for loan losses was primarily attributable to an increase in non-performing loans, downgrades in risk ratings, growth in the loan portfolio and an increase in commercial loans as a percentage of the loan portfolio to 45.2% at December 31, 2007, compared to 41.3% at December 31, 2006. Net charge-offs for 2007 were $1.0 million, compared to $866,000 for 2006. Total charge-offs for the year ended December 31, 2007 were $3.2 million, compared to $2.8 million for the year ended December 31, 2006. Recoveries for the year ended December 31, 2007 were $2.2 million, compared to $2.0 million for the year ended December 31, 2006. The allowance for loan losses at December 31, 2007 was $40.8 million, or 0.95% of total loans, compared to $32.4 million, or 0.86% of total loans at December 31, 2006. At December 31, 2007, non-performing loans as a percentage of total loans were 0.81%, compared to 0.20% at December 31, 2006. Non-performing assets as a percentage of total assets were 0.56% at December 31, 2007, compared to 0.14% at December 31, 2006. At December 31, 2007, non-performing loans were $34.6 million, compared to $7.5 million at December 31, 2006, and non-performing assets were $35.7 million at December 31, 2007, compared to $8.1 million at December 31, 2006.

Non-Interest Income. For the year ended December 31, 2007, non-interest income totaled $35.5 million, an increase of $3.6 million, or 11.2%, compared to 2006. The Company recorded a one-time gain on an insurance settlement of $5.9 million, before taxes, related to the resolution of previously disclosed litigation. The Company recorded an other-than-temporary impairment charge on an investment totaling $1.0 million in the fourth quarter of 2007. In addition, net losses on securities transactions totaled $984,000 for the year ended December 31, 2007, compared with net gains of $1.2 million for 2006. Fee income increased $1.2 million, or 5.3%, for the year ended December 31, 2007, compared to the same period in 2006, as a result of increases in retail fees and trust income attributable to the First Morris acquisition. Other income decreased $644,000, or 28.3%, for the year ended December 31, 2007, compared to the same period in 2006, due primarily to non-recurring gains recorded on the call of FHLB advances and the sale of deposits in 2006.

Non-Interest Expense. For the year ended December 31, 2007, non-interest expense increased $14.7 million, or 12.5%, to $133.0 million, compared to $118.3 million for the year ended December 31, 2006. Compensation and benefits expense increased $8.9 million, primarily as a result of one-time severance costs totaling $4.2 million in connection with a previously announced voluntary resignation program and an executive separation agreement, as well as the addition of branch and lending staff from First Morris and the addition of small business and middle market relationship managers. Data processing expense increased $781,000 due primarily to merger-related charges recorded in connection with the acquisition of First Morris. Amortization of intangibles increased $698,000 for the year ended December 31, 2007, compared with the same period in 2006, primarily as a result of the amortization of the core deposit intangible recorded in connection with the First Morris acquisition. Additional increases in occupancy expense of $1.4 million and advertising expense of $1.1 million for the year ended December 31, 2007, compared with the same period in 2006, are also due primarily to the acquisition and integration of First Morris’ operations. Other operating expenses increased $1.9 million for the year ended December 31, 2007, compared with the same period in 2006, due to increases in several categories, including Community Reinvestment Act related grants for the origination of mortgages to low- and moderate-income borrowers, printing and supplies costs, examination fees, debit card expense, loan collection expense and miscellaneous losses.

The Company’s non-interest expense as a percentage of average assets was 2.19% for the year ended December 31, 2007, compared with 2.02% for 2006. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 69.85% for the year ended December 31, 2007, compared with 60.20% for 2006.

Income Tax Expense. Income tax expense decreased $9.7 million, to $13.5 million, on income before taxes of $50.9 million resulting in an effective tax rate of 26.5% in 2007, compared to income tax expense of $23.2 million on income before taxes of $76.9 million in 2006, resulting in an effective tax rate of 30.2%. The reduction in the Company’s effective tax rate was a result of a larger proportion of the Company’s income being derived from tax-exempt interest and Bank-owned life insurance appreciation.

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

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB of New York and approved broker dealers. The Bank has a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB of New York. As of December 31, 2007, $72.0 million in borrowings were outstanding against these lines of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2007 and 2006, loan repayments totaled $1.17 billion.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.37 billion for the year ended December 31, 2007, compared to $1.24 billion for the year ended December 31, 2006. Purchases for the investment portfolio totaled $172.4 million for the year ended December 31, 2007, compared to $87.9 million for the year ended December 31, 2006.

At December 31, 2007, the Bank had outstanding loan commitments to borrowers of $767.5 million. Undisbursed home equity lines and personal credit lines were $216.5 million at December 31, 2007. Excluding deposits assumed through the acquisition of First Morris, total deposits decreased $110.6 million for the year ended December 31, 2007. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $1.43 billion at December 31, 2007. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

As of December 31, 2007, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2007, the Bank’s leverage (Tier 1) capital ratio was 6.14%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2007, the Bank’s total risk-based capital ratio was 9.85%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2007, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Off-Balance Sheet:
Long-term commitments	$746,301	$579,021	$144,706	$15,280	$7,294
Letters of credit	21,211	20,818	393	—	—

Total Off-Balance Sheet	767,512	599,839	145,099	15,280	7,294

Contractual Obligations:
Operating leases	14,826	3,232	5,492	3,919	2,183
Certificate of deposits	1,639,470	1,428,803	142,382	60,231	8,054

Total Contractual Obligations	1,654,296	1,432,035	147,874	64,150	10,237

Total	$2,421,808	$2,031,874	$292,973	$79,430	$17,531

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $767.5 million at December 31, 2007, a decrease of $36.1 million, or 4.5%, from $803.6 million at December 31, 2006.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2007 or 2006 that would have settled in January 2008 or 2007, respectively. Total contractual obligations at December 31, 2007 were $1.65 billion, an increase of $81.3 million, or 5.2%, compared to $1.57 billion at December 31, 2006. Contractual obligations under operating leases increased $1.3 million, or 9.8%, to $14.8 million at December 31, 2007, compared to $13.5 million at December 31, 2006, and certificate of deposit accounts increased $80.0 million, or 5.1%, to $1.64 billion at December 31, 2007, from $1.56 billion at December 31, 2006.

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

The management Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, as well as other senior officers from the Bank’s finance, lending and customer management departments. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 38.8% at December 31, 2007 compared to 40.8% at December 31, 2006. Certificate of deposit accounts are generally short-term. As of December 31, 2007, 87.2% of all time deposits had maturities of one year or less compared to 84.9% at December 31, 2006. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 25% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2007.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200	$165,436	$4,269	2.6%
-100	163,497	2,330	1.4
Static	161,167	—	—
+100	159,259	(1,908)	(1.2)
+200	156,479	(4,688)	(2.9)

The above table indicates that as of December 31, 2007, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 2.9%, or $4.7 million decrease in net interest income. In the event of a 200 basis point decrease in interest rates, whereby rates ramp down 200 basis points evenly over a twelve-month period, the Company would experience a 2.6%, or $4.3 million increase in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2007.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-200	$1,363,693	$66,314	5.1%	20.0%	3.1%
-100	1,342,862	45,483	3.5	19.9	2.3
Flat	1,297,379	—	—	19.4	—
+100	1,213,783	(83,596)	(6.4)	18.5	(5.0)
+200	1,130,565	(166,814)	(12.9)	17.5	(10.1)

The above table indicates that as of December 31, 2007, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company would experience an 12.9%, or $166.8 million reduction in the present value of equity. If rates were to decrease 200 basis points, the Company would experience a 5.1%, or $66.3 million increase in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

(2)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2007 and 2006

(2)	Condensed Statement of Income for the years ended December 31, 2007, 2006 and 2005

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provident Financial Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 29, 2008

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited Provident Financial Services, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 103 of the Annual Report on Form 10-K, Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 29, 2008

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2007 and 2006

(Dollars in Thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$83,737	$89,390
Federal funds sold	18,000	—
Short-term investments	38,892	2,667

Total cash and cash equivalents	140,629	92,057

Investment securities held to maturity (fair value of $359,699 and $386,380 at December 31, 2007 and December 31, 2006, respectively)	358,491	389,656
Securities available for sale, at fair value	769,615	790,894
Federal Home Loan Bank Stock	39,764	35,335

Loans	4,296,291	3,783,664
Less allowance for loan losses	40,782	32,434

Net loans	4,255,509	3,751,230

Foreclosed assets, net	1,041	528
Banking premises and equipment, net	79,138	59,811
Accrued interest receivable	24,665	21,705
Intangible assets	520,722	429,718
Bank-owned life insurance	121,674	116,271
Other assets	48,143	55,759

Total assets	$6,359,391	$5,742,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,553,625	$1,005,679
Savings deposits	1,031,725	1,261,282
Certificates of deposit of $100,000 or more	480,362	393,834
Other time deposits	1,159,108	1,165,668

Total deposits	4,224,820	3,826,463

Mortgage escrow deposits	18,075	17,616
Borrowed funds	1,075,104	840,990
Other liabilities	40,598	38,739

Total liabilities	5,358,597	4,723,808

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,646,936 shares outstanding at December 31, 2007; and 79,879,017 shares issued and 63,233,548 shares outstanding at December 31, 2006, respectively	832	799
Additional paid-in capital	1,009,120	937,616
Retained earnings	437,503	424,958
Accumulated other comprehensive income (loss)	4,335	(7,150)
Treasury stock	(383,407)	(266,587)
Unallocated common stock held by the Employee Stock Ownership Plan	(67,589)	(70,480)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,759)	(13,010)
Deferred compensation—Directors’ Deferred Fee Plan	7,759	13,010

Total stockholders’ equity	1,000,794	1,019,156

Total liabilities and stockholders’ equity	$6,359,391	$5,742,964

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2007, 2006 and 2005

(Dollars in Thousands, except share data)

	Years ended December 31,
	2007	2006	2005
Interest income:
Real estate secured loans	$167,506	$160,192	$154,332
Commercial loans	42,151	27,840	21,923
Consumer loans	39,132	34,999	30,523
Investment securities	15,406	16,828	17,185
Securities available for sale	38,107	41,876	50,698
Other short-term investments	153	161	513
Federal funds	122	243	1,288

Total interest income	302,577	282,139	276,462

Interest expense:
Deposits	112,923	84,191	59,774
Borrowed funds	34,776	31,884	33,759
Subordinated debentures	—	1,536	1,474

Total interest expense	147,699	117,611	95,007

Net interest income	154,878	164,528	181,455

Provision for loan losses	6,530	1,320	600

Net interest income after provision for loan losses	148,348	163,208	180,855

Non-interest income:
Fees	24,538	23,305	22,968
Gain on insurance settlement	5,947	—	—
Bank-owned life insurance	5,403	5,196	5,143
Impairment charge on securities	(1,003)	—	—
Net (loss) gain on securities transactions	(984)	1,170	308
Other income	1,636	2,280	802

Total non-interest income	35,537	31,951	29,221

Non-interest expense:
Compensation and employee benefits	72,183	63,295	64,800
Net occupancy expense	19,431	18,054	19,456
Data processing expense	9,106	8,325	8,764
Amortization of intangibles	6,586	5,888	7,160
Advertising and promotion expense	4,942	3,819	4,277
Other operating expenses	20,765	18,892	19,721

Total non-interest expenses	133,013	118,273	124,178

Income before income tax expense	$50,872	$76,886	$85,898

Income tax expense	13,492	23,201	27,399

Net income	$37,380	$53,685	$58,499

Basic earnings per share	$0.63	$0.88	$0.89
Average basic shares outstanding	59,067,438	60,968,533	66,083,173

Diluted earnings per share	$0.63	$0.87	$0.88
Average diluted shares outstanding	59,067,438	61,703,906	66,836,536

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2004	$799	$960,792	$358,678	$3,767	$(70,810)	$(76,101)	$(40,349)	$(13,379)	$13,379	$1,136,776
Comprehensive income:
Net income	—	—	58,499	—	—	—	—	—	—	58,499
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($8,472))	—	—	—	(12,491)	—	—	—	—	—	(12,491)
Reclassification adjustment for gains included in net income (net of tax of $126)	—	—	—	(182)	—	—	—	—	—	(182)

Total comprehensive income										$45,826

Cash dividends paid	—	—	(21,588)	—	—	—	—	—	—	(21,588)
Distributions from DDFP	—	—	—	—	—	—	—	155	(155)	—
Purchases of treasury stock	—	—	—	—	(96,303)	—	—	—	—	(96,303)
Tax benefit on stock compensation	—	100	—	—	—	—	—	—	—	100
Allocation of ESOP shares	—	104	—	—	—	2,785	—	—	—	2,889
Allocation of SAP shares	—	59	—	—	—	—	5,036	—	—	5,095
Allocation of stock options	—	3,500	—	—	—	—	—	—	—	3,500

Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295
Comprehensive income:
Net income	—	—	53,685	—	—	—	—	—	—	53,685
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $1,729)	—	—	—	2,633	—	—	—	—	—	2,633
Reclassification adjustment for gains included in net income (net of tax of $389)	—	—	—	(781)	—	—	—	—	—	(781)

Total comprehensive income										$55,537

Adoption of SFAS No. 158 (net of tax of $66)	—	—	—	(96)	—	—	—	—	—	(96)
Cash dividends paid	—	—	(24,316)	—	—	—	—	—	—	(24,316)
Distributions from DDFP	—	43	—	—	—	—	—	214	(214)	43
Purchases of treasury stock	—	—	—	—	(99,583)	—	—	—	—	(99,583)
Option exercises	—	3	—	—	109	—	—	—	—	112
Allocation of ESOP shares	—	188	—	—	—	2,836	—	—	—	3,024
Allocation of SAP shares	—	4,810	—	—	—	—	—	—	—	4,810

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK AWARDS UNDER SAP	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Adoption of SFAS No. 123R	—	(35,313)	—	—	—	—	35,313	—	—	—
Allocation of stock options	—	3,330	—	—	—	—	—	—	—	3,330

Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$—	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	37,380	—	—	—	—	—	—	37,380
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $3,403)	—	—	—	5,128	—	—	—	—	—	5,128
Reclassification adjustment for losses included in net income
(net of tax of ($717))	—	—	—	1,270	—	—	—	—	—	1,270
Amortization related to post- retirement obligations (net of tax of $3,513)	—	—	—	5,087	—	—	—	—	—	5,087

Total comprehensive income										$48,865

Common stock issued in connection with the First
Morris acquisition	33	61,902	—	—	—	—	—	—	—	61,935
Cash dividends paid	—	—	(24,835)	—	—	—	—	—	—	(24,835)
Tax contingency reserve reversal	—	2,048	—	—	—	—	—	—	—	2,048
Distributions from DDFP	—	(148)	—	—	—	—	—	5,251	(5,251)	(148)
Purchases of treasury stock	—	—	—	—	(116,820)	—	—	—	—	(116,820)
Allocation of ESOP shares	—	(137)	—	—	—	2,891	—	—	—	2,754
Allocation of SAP shares	—	4,594	—	—	—	—	—	—	—	4,594
Allocation of stock options	—	3,245	—	—	—	—	—	—	—	3,245

Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$—	$(7,759)	$7,759	$1,000,794

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$37,380	$53,685	$58,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	14,129	13,214	15,053
Provision for loan losses	6,530	1,320	600
Deferred tax (benefit) expense	(637)	215	4,378
Increase in cash surrender value of
Bank-owned Life Insurance	(5,403)	(5,196)	(5,143)
Net amortization of premiums and discounts on securities	909	2,688	6,978
Accretion of net deferred loan fees	(1,822)	(1,904)	(2,316)
Amortization of premiums on purchased loans	3,100	3,762	4,838
Net increase in loans originated for sale	(8,862)	(17,687)	(21,592)
Proceeds from sales of loans originated for sale	9,019	17,805	21,440
Proceeds from sales of foreclosed assets	762	1,091	972
Allocation of ESOP shares	2,495	2,842	2,781
Allocation of SAP shares	4,594	4,810	5,095
Allocation of stock options	3,245	3,330	3,500
Net (gain) loss on sale of loans	(157)	(118)	152
Net loss (gain) on securities available for sale	984	(1,170)	(308)
Impairment charge on securities	1,003	—	—
Net gain on sale of premises and equipment	(153)	(46)	(88)
Net gain on sale of foreclosed assets	—	—	(35)
(Increase) decrease in accrued interest receivable	(680)	1,450	710
Decrease in other assets	8,154	6,164	5,638
(Decrease) increase in other liabilities	(4,049)	1,209	2,441

Net cash provided by operating activities	70,541	87,464	103,593

Cash flows from investing activities:
Proceeds from sale of loans	—	—	14,575
Proceeds from maturities, calls and paydowns of investment securities	44,199	44,042	73,891
Purchases of investment securities	(13,261)	(23,485)	(40,946)
Proceeds from sales of securities available for sale	124,917	47,121	34,582
Proceeds from maturities and paydowns of securities available for sale	201,932	313,076	346,327
Purchases of securities available for sale	(159,099)	(65,759)	(83,693)
Cash consideration paid to acquire First Morris, net of cash and cash equivalents received	(1,383)	—	—
Purchases of loans	(79,131)	(57,170)	(137,412)
Net (increase) decrease in loans	(100,736)	9,821	86,937
Proceeds from sales of premises and equipment	328	57	1,201
Purchases of premises and equipment, net	(9,200)	(6,199)	(5,350)

Net cash provided by investing activities	8,566	261,504	290,112

Cash flows from financing activities:
Net decrease in deposits	(110,649)	(94,995)	(129,015)
Increase (decrease) in mortgage escrow deposits	459	(505)	2,732
Purchase of treasury stock	(116,820)	(99,583)	(96,303)
Cash dividends paid to stockholders	(24,835)	(24,316)	(21,588)
Stock options exercised	—	112	—
Proceeds from long-term borrowings	435,700	224,500	108,700
Payments on long-term borrowings	(169,291)	(378,985)	(343,719)
Net (decrease) increase in short-term borrowings	(45,099)	25,367	39,062
Redemption of subordinated debentures	—	(25,774)	—

Net cash used in financing activities	(30,535)	(374,179)	(440,131)

Net increase (decrease) in cash and cash equivalents	48,572	(25,211)	(46,426)

Cash and cash equivalents at beginning of period	92,057	117,268	163,694

Cash and cash equivalents at end of period	$140,629	$92,057	$117,268

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

	Years Ended December 31,
	2007	2006	2005

Cash paid during the period for:
Interest on deposits and borrowings	$145,341	$116,872	$95,186

Income taxes	$19,373	$23,639	$17,504

Non cash investing activities:
Transfer of loans receivable to other real estate owned	$1,275	$949	$1,467

Fair value of assets acquired	$554,204	$—	$—

Goodwill and core deposit intangible	$97,513	$—	$—

Liabilities assumed	$527,737	$—	$—

Common stock issued for First Morris acquisition	$61,935	$—	$—

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”), The Provident Bank (the “Bank”) and their wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Business

The Company, through the Bank, provides a full range of banking services to individual and business customers through branch offices in New Jersey. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ from those estimates.

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

Securities

Securities include investment securities and securities available for sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as “investment securities held to maturity” and reported at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as “securities available for sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. Fair values are based on published or securities dealers’ market prices. Gains or losses on the sale of securities are based upon the specific identification method. All securities are adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock of the FHLB at cost based on a specified formula. The Bank carries this investment at cost, which approximates fair value.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

Loans

Mortgages on real estate and other loans are stated at the face amount of the loans. Unearned income on purchased residential mortgage loans is recognized in income based on the level yield method. The accrual of interest income on loans, including impaired loans, is generally discontinued when a loan becomes contractually 90 days or more past due or when collection of interest appears doubtful, and all previously accrued interest is reversed and charged against interest income, unless such loans are well-secured and in the process of collection. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought contractually current and the borrower has demonstrated the ability to make future payments of principal and interest.

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

December 31, 2007, 2006 and 2005

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

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or when a triggering event occurs between annual measurement dates.

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

Employee Benefit Plans

The Bank maintains a pension plan which covers full-time employees hired prior to April 1, 2003. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. On April 1, 2003, the pension plan was frozen. In September 2006, the Financial

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company adopted SFAS No. 158 effective December 31, 2006. Upon adoption of SFAS No. 158, the impact related to the pension plan was an increase in other comprehensive income of $598,000, net of tax.

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

In connection with the First Sentinel acquisition, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2007, there were 443,843 shares held by the DDFP.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

Postretirement Benefits Other Than Pensions

The Bank provides postretirement health care and life insurance plans to its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated postretirement healthcare benefits for employees with less than 10 years of service. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company adopted SFAS No. 158 effective December 31, 2006. Upon adoption of SFAS No. 158, the impact to postretirement healthcare and life insurance plans was a decrease in other comprehensive income of $640,000, net of tax.

Comprehensive Income

Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale and amortization related to post-retirement obligations. Comprehensive income is presented in the Statements of Changes in Stockholders’ Equity.

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

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

Impact of Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” amending SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. The Company adopted SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition, results of operations or financial statement disclosures.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

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

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2007, the liquidation account, which is an off-balance sheet memorandum account, amounted to $42,271,000.

Acquisition

The Company completed the acquisition and merger of First Morris with and into the Bank, as of April 1, 2007. First Morris operated nine full-service branch offices in Morris County, New Jersey. Pursuant to the terms of the Agreement and Plan of Merger, 50% of First Morris’ common stock was converted into the Company’s common stock at an exchange rate of 2.1337 shares of the Company’s common stock for each First Morris share, and 50% of First Morris’ common stock was converted into $39.75 in cash for each First Morris share. The aggregate consideration paid in the merger consisted of $62.0 million in cash and 3,330,276 shares of the Company’s common stock, which had a value of $18.60 per share based on the Company’s average closing price from October 12, 2006 to October 17, 2006, for purposes of calculating goodwill in accordance with GAAP. The cash portion of the merger consideration was funded through cash from continuing operations.

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $89.1 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $8.4 million in connection with the acquisition, which is being amortized on an accelerated basis over nine years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities did not have a material impact on the Company’s results of operations and is not projected to have a material impact on future periods.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

The following table presents data with respect to the fair values of assets and liabilities acquired in the First Morris acquisition (in thousands):

At April 1, 2007
Assets:
Cash and due from banks	$60,662
Securities	138,249
Loans, net	332,483
FHLB-NY stock	1,043
Fixed assets	17,845
Other assets	3,922
Core deposit intangible	8,381
Goodwill	89,132

Total assets	$651,717

Liabilities:
Deposits	$509,006
Borrowings	12,804
Other liabilities	5,927

Total liabilities	527,737

Net assets acquired	$123,980

The net deferred tax liability resulting from adjustments of net assets acquired, including the creation of the core deposit intangible, amounted to $282,000.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

The computation of the purchase price, the allocation of the purchase price to net assets of First Morris based on their respective values as of April 1, 2007, and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of First Morris	3,121,774
Percentage exchanged for Provident common stock	50%

First Morris common shares exchanged for Provident common stock	1,560,887
Exchange ratio	2.1337

3,330,465
Fractional shares	(189)

Provident common stock issued	3,330,276
Market price per share of Provident common stock	$18.5975

Total market value of Provident common stock issued	$61,935

Common shares outstanding of First Morris	3,121,774
Percentage exchanged for cash	50%

First Morris common shares exchanged for cash	1,560,887
Cash price per share of First Morris common stock	$39.75

Total cash distributed to First Morris stockholders	$62,045

Total purchase price of First Morris	$123,980
Total common stockholders’ equity of First Morris	38,643

Excess of purchase price over carrying value of assets acquired	85,337
Purchase accounting adjustments related to assets and liabilities acquired, net of tax :
Securities	176
Loans	1,333
Fixed assets	3,233
Deposits	246
Borrowings	(69)
Post-acquisition transaction costs	3,833
Core deposit intangible	(4,957)

Goodwill	$89,132

The following table presents pro forma condensed combined financial information of the Company had the acquisition taken place on January 1, for all periods presented (dollars in thousands, except per share data):

	Year ended December 31,
	2007	2006
Net interest income	$156,979	$178,347
Net income	38,140	57,827
Basic earnings per share	0.64	0.90
Diluted earnings per share	0.64	0.89

The pro forma combined results of operations presented in the preceding table exclude charges directly attributable to the transaction totaling $246,000, net of tax, for 2007. Transaction and acquisition costs have been determined in accordance with EITF 95-3. All expected transaction costs have been paid as of December 31, 2007.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(3) Restrictions on Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2007 and 2006 is $11,067,000 and $4,114,000, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$120,254	151	(511)	119,894
State and municipal obligations	238,237	2,512	(944)	239,805

	$358,491	2,663	(1,455)	359,699

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$153,628	—	(2,574)	151,054
State and municipal obligations	236,028	1,811	(2,513)	235,326

	$389,656	1,811	(5,087)	386,380

The Bank generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Securities having a carrying value of $71,561,000 and $2,426,000 at December 31, 2007 and 2006, respectively, were pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of investment securities at December 31, 2007 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2007
	Amortized cost	Fair value
Due in one year or less	$7,386	7,412
Due after one year through five years	57,713	58,105
Due after five years through ten years	115,027	116,139
Due after ten years	58,111	58,149
Mortgage-backed securities	120,254	119,894

	$358,491	359,699

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

The following table represents the Company’s disclosure on investment securities that are accounted for under FAS 115,”Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands):

	December 31, 2007 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$—	—	100,190	(511)	100,190	(511)
State and municipal obligations	9,176	(44)	69,557	(900)	78,733	(944)

	$9,176	(44)	169,747	(1,411)	178,923	(1,455)

	December 31, 2006 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$17,069	(124)	133,985	(2,450)	151,054	(2,574)
State and municipal obligations	49,237	(407)	75,602	(2,106)	124,839	(2,513)

	$66,306	(531)	209,587	(4,556)	275,893	(5,087)

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

(5) Securities Available for Sale

Securities available for sale at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$3,980	55	—	4,035
Agency obligations	73,121	669	—	73,790
Mortgage-backed securities	646,056	2,676	(3,110)	645,622
State and municipal obligations	20,678	235	(1)	20,912
Corporate obligations	3,977	15	(8)	3,984
Equity securities	22,822	263	(1,813)	21,272

	$770,634	3,913	(4,932)	769,615

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$10,998	—	(27)	10,971
FNMA obligations	49,779	12	(109)	49,682
Mortgage-backed securities	693,274	762	(12,233)	681,803
State and municipal obligations	10,917	9	(63)	10,863
Corporate obligations	11,999	1	(1)	11,999
Equity securities	25,837	864	(1,125)	25,576

	$802,804	1,648	(13,558)	790,894

Securities available for sale having a carrying value of $528,094,000 and $481,895,000 at December 31, 2007 and 2006, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2007
	Amortized cost	Fair value
Due in one year or less	$48,151	48,319
Due after one year through five years	41,640	42,265
Due after five years through ten years	11,965	12,137
Mortgage-backed securities	646,056	645,622
Equity securities	22,822	21,272

	$770,634	769,615

Proceeds from the sale of securities available for sale during 2007 were $124,917,000, resulting in gross gains and gross losses of $131,000 and $1,115,000, respectively. Proceeds from the sale of securities available for sale during 2006 were $47,121,000, resulting in gross gains and gross losses of $2,795,000 and $1,625,000, respectively. During 2005, proceeds from the sale of securities available for sale were $34,582,000, resulting in gross gains and gross losses of $578,000 and $270,000, respectively.

During 2007, the Company recorded an other-than-temporary impairment charge of $1,003,000, related to a reduction in the market value of an investment in the common stock of a publicly traded financial institution. Prior to the charge, the impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2007 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$—	—	—	—	—	—
Agency obligations	—	—	—	—	—	—
Mortgage-backed securities	54,987	(917)	264,713	(2,193)	319,700	(3,110)
State and municipal obligations	299	—	817	(1)	1,116	(1)
Corporate obligations	984	(8)	—	—	984	(8)
Equity securities	3,021	(474)	4,597	(1,339)	7,618	(1,813)

	$59,291	(1,399)	270,127	(3,533)	329,418	(4,932)

	December 31, 2006 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$1,001	(1)	9,970	(26)	10,971	(27)
FHLB obligations	29,872	(62)	9,928	(47)	39,800	(109)
Mortgage-backed securities	10,228	(26)	578,072	(12,207)	588,300	(12,233)
State and municipal obligations	5,776	(18)	3,341	(45)	9,117	(63)
Corporate obligations	1,999	(1)	—	—	1,999	(1)
Equity securities	195	(6)	9,037	(1,119)	9,232	(1,125)

	$49,071	(114)	610,348	(13,444)	659,419	(13,558)

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security. Equity securities with unrealized losses consist primarily of common stocks of local financial institutions that the Company believes have no direct exposure to sub-prime lending and that are subject to short-term cyclical market price fluctuations as a result of a number of factors including the current and projected interest rate environment. The Company has the ability to hold such securities until market prices recover.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(6) Loans

Loans receivable at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Mortgage loans:
Residential	$1,705,747	1,623,374
Commercial	847,907	701,519
Multi-family	67,546	69,356
Construction	309,569	282,898

Total mortgage loans	2,930,769	2,677,147

Commercial loans	712,062	503,786
Consumer loans	644,134	592,948

Total other loans	1,356,196	1,096,734

Premiums on purchased loans	9,793	11,285
Unearned discounts	(661)	(875)
Net deferred costs (fees)	194	(627)

	$4,296,291	3,783,664

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to the loans’ yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2007, 2006 and 2005, $3,100,000, $3,762,000 and $4,838,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

Included in Loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $34,644,000 and $7,275,000 at December 31, 2007 and 2006, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2007, 2006 and 2005.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $956,000, $328,000 and $281,000, for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there are no commitments to lend additional funds to borrowers whose loans are nonaccrual.

At December 31, 2007, impaired loans consisted of seven commercial and commercial mortgage loans totaling $24,825,000, all of which were included in nonaccrual loans. At December 31, 2006, impaired loans consisted of three commercial loans totaling $234,000, all of which were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2,908,000 and $37,000 at December 31, 2007 and 2006, respectively. At December 31, 2007, impaired loans for which there was no related allowance for loan losses in accordance with SFAS No. 114 totaled $5,360,000. The average balances of impaired loans during the years ended December 31, 2007, 2006 and 2005 were $1,264,000, $231,000 and $873,000, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2007, 2006 and 2005 was insignificant for the periods presented.

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balance of loans serviced for others was approximately $220,925,000 and $242,782,000, at December 31, 2007 and 2006, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

The Bank, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $560,918,000 and $613,575,000, at December 31, 2007 and 2006, respectively, and undisbursed home equity and personal credit lines of $206,594,000 and $159,066,000, at December 31, 2007 and 2006, respectively), exist which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

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

(7) Allowance for Loan Losses

The activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Balance at beginning of period	$32,434	31,980	33,766
Allowance of acquired institution (First Morris)	2,825	—	—
Provision charged to operations	6,530	1,320	600
Recoveries of loans previously charged off	2,188	1,968	1,648
Loans charged off	(3,195)	(2,834)	(4,034)

Balance at end of period	$40,782	32,434	31,980

As a result of the implementation of FASB Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” loans acquired from First Morris that had evidence of deterioration of credit quality since origination such that all contractually required payments were not deemed collectible, were recorded at estimated net realizable value. At the acquisition date those loans had an outstanding contractual balance and carrying value of approximately $2.0 million. No allowance for loan losses was allocated to those loans as of the acquisition date. A reduction in loan value of $870,000 was recorded with an offset to goodwill to reflect the net realizable value of those loans at acquisition.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(8) Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Land	$20,717	12,783
Banking premises	81,635	63,760
Furniture, fixtures and equipment	47,282	40,625
Leasehold improvements	17,316	16,680
Construction in progress	3,688	2,993

	170,638	136,841
Less accumulated depreciation and amortization	91,500	77,030

	$79,138	59,811

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $7,543,000, $7,326,000 and $7,893,000, respectively.

(9) Intangible Assets

Intangible assets at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Goodwill	$498,912	409,781
Core deposit premiums	20,884	18,979
Mortgage servicing rights	926	958

	$520,722	429,718

Amortization expense of intangible assets for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Core deposit premiums	$6,476	5,756	6,838
Mortgage servicing rights	110	132	322

	$6,586	5,888	7,160

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2008	$5,862,000
2009	4,721,000
2010	3,670,000
2011	2,687,000
2012	1,824,000

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(10) Deposits

Deposits at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	Weighted average interest rate	2006	Weighted average interest rate
Savings deposits	$1,031,725	1.39%	$1,261,282	1.56%
Money market accounts	598,344	3.55	116,544	2.17
NOW accounts	467,868	1.67	447,505	1.53
Non-interest bearing deposits	487,413	—	441,630	—
Certificate of deposits	1,639,470	4.35	1,559,502	4.37

	$4,224,820		$3,826,463

Scheduled maturities of certificates of deposit accounts at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Within one year	$1,428,803	1,323,626
One to three years	142,382	147,987
Three to five years	60,231	66,915
Five years and thereafter	8,054	20,974

	$1,639,470	1,559,502

Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 is summarized as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Savings deposits	$18,674	18,198	15,657
NOW and money market accounts	12,751	8,020	6,222
Certificates of deposits	81,498	57,973	37,895

	$112,923	84,191	59,774

(11) Borrowed Funds

Borrowed funds at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Securities sold under repurchase agreements	$480,560	353,202
FHLB line of credit	72,000	58,000
FHLB advances	522,544	429,788

	$1,075,104	840,990

FHLB advances are at fixed and variable rates and mature between January 22, 2008 and November 13, 2018. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

Scheduled maturities of FHLB advances at December 31, 2007 are as follows (in thousands):

2007
Due in one year or less	$178,646
Due after one year through two years	61,518
Due after two years through three years	141,696
Due after three years through four years	63,668
Due after four years through five years	9,100
Thereafter	67,916

$522,544

Scheduled maturities of securities sold under repurchase agreements at December 31, 2007 are as follows (in thousands):

2007
Due in one year or less	$183,024
Due after one year through two years	140,802
Due after two years through three years	96,198
Due after three years through four years	15,536
Due after four years through five years	20,000
Thereafter	25,000

$480,560

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2007 and 2006 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2007:
Securities sold under repurchase agreements	$537,315	439,217	4.32%
FHLB line of credit	96,000	49,657	5.33
FHLB advances	522,544	344,087	3.83

2006:
Securities sold under repurchase agreements	$434,483	366,933	3.86%
FHLB line of credit	91,000	46,033	5.29
FHLB advances	495,436	437,612	3.50

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. At December 31, 2007 and 2006, the Bank had unused lines of credit with the FHLB of $128,000,000 and $142,000,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(12) Subordinated Debentures

As part of a previous acquisition, the Company assumed subordinated debentures issued by the acquired entity. Upon its assumption of the subordinated debentures, the Company recorded a premium of $1,674,000, representing the fair market value adjustment at the acquisition date. This premium was accreted as an adjustment to interest expense on a straight-line basis over 2.5 years. On December 8, 2006, the Company redeemed the subordinated debentures. Upon redemption, the Company recognized a $682,000 loss on the early extinguishment of debt, representing the remaining unamortized bond issuance expense. This loss was included as a component of other operating expenses for the year ended December 31, 2006.

(13) Benefit Plans

Pension and Post-retirement Benefits

As previously discussed in Note 1, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” effective December 31, 2006. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial condition the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the date of its year-end statement of financial condition and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 does not change how an employer determines the amount of net periodic benefit cost. The adoption of SFAS No. 158 at December 31, 2006 resulted in a $96,000 charge against other comprehensive income, net of taxes. The following table shows the impact of the adoption of SFAS No. 158 on the Company’s consolidated statement of financial condition at December 31, 2006 (in thousands):

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
All other assets	$5,702,669	$—	5,702,669
Prepaid pension asset	2,524	1,012	3,536
Intangible asset-SERP	128	(128)	—
Deferred tax assets	36,693	66	36,759

Total assets	5,742,014	950	5,742,964

All other liabilities	4,695,801	—	4,695,801
Accrued OPEB liability	24,953	1,082	26,035
Accrued pension liability	240	(36)	204
Accrued expense: SERP	1,768	—	1,768

Total liabilities	4,722,762	1,046	4,723,808

Accumulated other comprehensive loss	(7,054)	(96)	(7,150)
Total stockholders’ equity	1,019,252		1,019,156

Total liabilities and stockholders’ equity	$5,742,014		5,742,964

The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. The pension plan provides for 100% vesting after five years of service. The pension plan’s assets are

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

invested in group annuity contracts and investment funds currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2007, management believes that no contributions will be made to the pension plan in 2008.

In addition to pension benefits, certain healthcare and life insurance benefits are currently made available to retired employees. The cost of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2006. Effective January 1, 2003, eligibility for retiree health care benefits was frozen to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides for a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. This subsidy was applicable to the Company commencing in 2005.

Measurement of the benefit obligation and net periodic benefit cost for January 1 through June 30, 2006 and for the year ended December 31, 2005 shown below reflect the Act’s 28% subsidy. Effective July 1, 2006, the Bank implemented two new retiree healthcare plans which reduced monthly premium costs. These plans are Supplemental Medicare Plans fully managed by the Bank’s health insurance carrier that provide prescription drug coverage that is equal to or greater than Medicare Part D. However, based on the structural arrangement of the plan contracts, the Bank is no longer eligible for the Medicare subsidy.

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2007	2006	2005	2007	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$16,931	19,530	21,513	26,035	28,389	31,060
Plan Amendment				(2,920)
Service cost	—	—	—	228	519	813
Interest cost	956	1,068	1,241	995	1,516	1,502
Actuarial (gain) loss	(121)	(714)	(32)	(5,493)	(3,656)	(4,566)
Benefits paid	(1,357)	(2,953)	(3,192)	(487)	(733)	(420)
Change in actuarial assumptions	(616)	—	—	(688)	—	—

Benefit obligation at end of year	$15,793	16,931	19,530	17,670	26,035	28,389

Change in plan assets:
Fair value of plan assets at beginning of year	$20,467	20,841	22,938	—	—	—
Actual return on plan assets	596	2,579	1,095	—	—	—
Employer contributions	—	—	—	487	733	420
Benefits paid	(1,357)	(2,953)	(3,192)	(487)	(733)	(420)

Fair value of plan assets at end of year	$19,706	20,467	20,841	—	—	—

Funded status at end of year	$3,913	3,536	1,311	(17,670)	(26,035)	(28,389)

The over-funded pension benefits of $3.9 million and the unfunded post-retirement benefits of $17.7 million at December 31, 2007 are included in other assets and other liabilities, respectively, in the consolidated statement

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

of financial condition. The components of accumulated other comprehensive (gain) loss related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2007 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2007	2006	2007	2006
Unrecognized transition obligation	$—	—	—	3,069
Unrecognized prior service cost	—	—	(28)	—
Unrecognized net actuarial gain	(722)	(1,012)	(7,583)	(1,987)

Total accumulated other comprehensive gain	$(722)	(1,012)	(7,611)	1,082

Net periodic benefit cost for the years ending December 31, 2007, 2006 and 2005, included the following components (in thousands):

	Pension			Post-retirement
	2007	2006	2005	2007	2006	2005
Service cost	$—	—	—	228	519	813
Interest cost	956	1,068	1,241	995	1,516	1,502
Expected return on plan assets	(596)	(2,579)	(1,095)	—	—	—
Amortization of:
Net (loss) gain	(1,027)	936	(727)	(584)	20	87
Unrecognized prior service cost	—	—	—	(4)	—	—
Unrecognized remaining assets	—	—	—	181	384	384

Net periodic benefit (increase) cost	$(667)	(575)	(581)	816	2,439	2,786

The weighted average actuarial assumptions used in the plan determinations at December 31, 2007, 2006 and 2005 were as follows:

	Pension			Post-retirement
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Rate of compensation increase	—	—	—	5.50	5.50	5.50
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	9.00	7.00	7.00

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Merrill Lynch bond indices, for reasonableness. A discount rate of 6.00% was selected for the December 31, 2007 measurement date and the 2007 expense calculation.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2007 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$210	(180)
Effect on post-retirement benefits obligation	2,490	(2,170)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows (in thousands):

	Pension	Post-retirement
2008	$401,000	$662,000
2009	435,000	689,000
2010	478,000	736,000
2011	520,000	766,000
2012	583,000	807,000

The weighted-average asset allocation of pension plan assets at December 31 were as follows:

Asset Category	2007	2006
Domestic equities	47%	67%
Foreign equities	15%	11%
US bonds	38%	17%
Real estate	—	5%

Total	100%	100%

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

December 31, 2007, 2006 and 2005

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a hired investment manager that are bound by the allowable investment target ranges.

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2007, 2006 and 2005, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2007, 2006 and 2005 were $491,000, $351,000 and $395,000, respectively.

Supplemental Executive Retirement Plan

The Bank also maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $75,000, $116,000 and $153,000 for the years 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, $1,616,000, $1,768,000 and $1,850,000, respectively, was recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. In accordance with SFAS No. 158, an increase of $132,000 and a charge of $76,000, net of tax, was recorded in other comprehensive income as of December 31, 2007 and 2006.

Retirement Plan for the Board of Directors of The Provident Bank

The Bank maintains a Retirement Plan for the Board of Directors of the Bank, a non-qualified plan that provides cash payments for up to ten years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the age of 72 with at least ten years of service on the board, is forty quarterly payments of $1,250. The Bank may suspend payments under this plan if it does not meet Federal Deposit Insurance Corporation or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. For the years ended December 31, 2007 and 2006, The Provident Bank paid $15,000 and $10,500, respectively, to former board members under this plan. At December 31, 2007, 2006 and 2005, $202,545, $203,668 and $232,088, respectively, was recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. The Retirement Plan for the Board of Directors was accounted for in accordance with SFAS No. 158 as of December 31, 2006. In accordance with SFAS No 158, an increase of $451 and $22,000, net of tax, was recorded in other comprehensive income for 2007 and 2006, respectively.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2007, was $72.1 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the ESOP year ending December 31, 2007, 169,221 shares are committed to be released and will be allocated to participants, compared to 165,973 shares released in the ESOP year ending December 31, 2006. Unallocated ESOP shares held in suspense totaled 3,955,876 at December 31, 2007, and had a fair market value of $57.0 million. ESOP compensation expense for the years ended December 31, 2007, 2006 and 2005 was $2,495,000, $2,842,000 and $2,781,000, respectively.

The Supplemental Executive Savings Plan

The Supplemental Executive Savings Plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans. The supplemental payments for the 401(k) Plan portion of the Supplemental Executive Savings Plan consist of payments representing employee and employer contributions that cannot be allocated to participants under the 401(k) Plan due to the limitations imposed on tax-qualified plans. The supplemental payments for the ESOP portion of the Supplemental Executive Savings Plan consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Supplemental Executive Savings Plan was frozen effective December 31, 2003. Accrued benefits under the frozen plan will continue to be governed by the tax laws in effect prior to the enactment of IRC Section 409A created by the AJCA.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

As a general rule, restricted stock grants granted under the SAP are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments, commencing one year from the date of the award. As of December 31, 2007, common stock available for awards under the SAP totaled 1,056,396 shares. Expense attributable to the SAP amounted to $4,594,000, $4,810,000 and $5,095,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary status of the granted but unvested shares under the SAP as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2007	2006	2005
Outstanding at beginning of year	530,386	747,380	1,059,095
Granted	74,251	33,000	—
Forfeited	(31,560)	(6,900)	(51,550)
Vested	(263,004)	(243,094)	(260,165)

Outstanding at the end of year	310,073	530,386	747,380

Stock Option Plan

Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair market value of a share of the Company’s common stock at the date of grant. Options vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Under the Company’s stock option plan, 5,961,830 shares of the Company’s common stock were reserved for issuance. Directors and employees have been granted 4,411,610 stock options as of December 31, 2007.

A summary of the status of the granted, but unexercised stock options as of December 31, and changes during the year is presented below:

	2007		2006		2005
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,376,845	$18.55	4,464,230	$18.55	4,766,615	$18.56
Granted	312,617	17.78	186,000	18.52	47,000	18.03
Exercised	—	—	(6,055)	18.57	—	—
Forfeited	(128,342)	18.50	(117,700)	18.57	(257,860)	18.57
Expired	(160,950)	18.57	(149,630)	18.57	(91,525)	18.57

Outstanding at the end of year	4,400,170	$18.50	4,376,845	$18.55	4,464,230	$18.55

The total fair value of shares vesting during 2007, 2006 and 2005 was $3,343,000, $3,304,000 and $3,585,000, respectively.

Compensation expense of approximately $1,860,000 ($1,209,000 net of tax), $509,000 ($331,000 net of tax), and $420,000 ($273,000 net of tax), is projected for 2008, 2009 and 2010, respectively, on stock options outstanding at December 31, 2007.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 15.14-19.22	4,400,170	5.3 years	$18.50	3,244,755	$18.56

The stock options outstanding and stock options exercisable at December 31, 2007 have no aggregate intrinsic value.

Prior to January 1, 2006, the Company’s stock option plan was accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and related Interpretations. Accordingly, compensation expense has been recognized for the stock option plan. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. The statement was effective January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company analyzed the expected forfeitures of stock options as compared to actual forfeitures, which were previously recorded as a reduction of expense in the quarter of forfeiture in accordance with SFAS No. 123, and has deemed the impact of the adoption of SFAS No. 123R to be immaterial. Compensation expense related to the Company’s stock option plan totaled $3,245,000, $3,330,000 and $3,500,000 for 2007, 2006 and 2005, respectively.

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

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2007	2006	2005
Expected dividend yield	2.26%	1.98%	1.77%
Expected volatility	17.74%	16.72%	22.42%
Risk-free interest rate	4.78%	4.64%	4.10%
Expected option life	8 years	8 years	8 years

The intrinsic value of options exercised during 2007, 2006 and 2005 was $0.00, $0.18, and $0.00 per option, respectively. The weighted average fair value of options granted during 2007, 2006 and 2005 was $3.81, $4.42, and $5.02 per option, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(14) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$14,080	21,853	21,618
State	49	1,133	1,403

Total current	14,129	22,986	23,021

Deferred:
Federal	(472)	1,902	4,917
State	(165)	(1,687)	(539)

Total deferred	(637)	215	4,378

	$13,492	23,201	27,399

The Bank recorded, in accumulated other comprehensive income, a deferred tax expense (benefit) of $4,494,000, $1,340,000 and ($8,598,000) during 2007, 2006 and 2005, respectively, to reflect the tax effect of the unrealized loss on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax expense of $3,513,000 in 2007 related to the amortization of post-retirement obligations. The Bank recorded, in accumulated other comprehensive income, a deferred tax benefit of $66,000 during 2006 to reflect the tax effect of the adoption of SFAS No. 158.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Tax expense at statutory rate of 35%	$17,805	26,910	30,064
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(76)	(360)	562
Tax-exempt interest income	(3,345)	(2,945)	(3,167)
Change in valuation reserve	339	—	—
Bank-owned life insurance	(1,891)	(1,819)	(1,800)
Other, net	660	1,415	1,740

	$13,492	23,201	27,399

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$16,396	12,938
Post-retirement benefit	10,333	10,766
Deferred compensation	3,109	5,169
Intangibles	1,556	2,167
Depreciation	1,211	385
SERP	845	820
Contribution carry-forward	—	1,304
ESOP	1,679	1,455
Stock compensation	5,424	4,563
Unrealized loss on securities	362	4,856
State AMA	849	849
State NOL	1,361	362
Other	1,373	202

Total gross deferred tax assets	44,498	45,836
Valuation Reserve	1,735	—

Deferred tax liabilities:
Pension expense	1,304	1,445
Deferred loan costs	2,258	1,548
Investment securities, principally due to accretion of discounts	301	211
Purchase accounting adjustments	4,073	5,473
Originated mortgage servicing rights	366	334
SFAS No. 158	3,579	66

Total gross deferred tax liabilities	11,881	9,077

Net deferred tax asset	$30,882	36,759

Equity at December 31, 2007 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2007 the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

The Company recorded deferred tax assets of $1,493,000 from the acquisition of First Morris.

In 2007, the Company recorded a valuation reserve in the amount of $1,735,000. This valuation reserve relates to state net operating losses and capital loss carryforwards in the amount of $1,361,000 and $374,000, respectively. Due to insufficient capital gains or carrybacks, a valuation reserve was recorded on the entire capital loss.

The Company has approximately $23,000,000 of state net operating losses that will expire from 2013 through 2014. The establishment of the valuation reserve pertaining to state net operating losses of the Bank was based on taxable income projections at the Bank that are insufficient to realize the net operating loss deferred tax

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

asset. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

In 2007, the Company recorded a $2,048,000 reversal of a tax contingency reserve upon closing of the statute of limitations as an increase to stockholders’ equity.

(15) Lease Commitments

The approximate future minimum rental commitments for all significant non-cancellable operating leases at December 31, 2007 are summarized as follows (in thousands):

Year ending December 31:
2008	$3,232
2009	2,907
2010	2,585
2011	2,279
2012	1,640
Thereafter	2,183

$14,826

Rental expense was $4,610,000, $4,393,000 and $4,296,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company has entered into employment agreements with two executives. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. In the event the executive’s employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control, the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of (x) the average bonus paid over the last three years or (y) the cash bonus paid in the last year, as well as continuation of life, medical, dental and disability insurance

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

coverage for three years. The agreements generally provide that following a change in control (as defined in the agreement), the executive will receive the severance payments and other benefits described above if he resigns during the one-year period following the change in control or if the executive is terminated during the remaining term of the employment agreement following the change in control. The executives would receive an aggregate of $4,071,000 in cash payments, as well as continuation of life, medical, dental and disability coverage, pursuant to the employment agreements upon a change of control of the Company based upon current levels of compensation.

(17) Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2007 and 2006, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

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

As of December 31, 2007 and 2006, the Bank exceeds all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as an adequately capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The Bank’s actual capital amounts and ratios are also presented in the following table (in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well- capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Leverage (Tier 1)	$350,594	6.14%	$228,478	4.00%	$285,598	5.00%
Risk-based capital:
Tier 1	350,594	8.83	158,903	4.00	238,354	6.00
Total	391,376	9.85	317,805	8.00	397,256	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

	Actual		FDIC minimum capital adequacy requirements		To be well- capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006 :
Leverage (Tier 1)	$448,180	8.46%	$211,811	4.00%	$264,764	5.00%
Risk-based capital:
Tier 1	448,180	11.31	158,469	4.00	237,703	6.00
Total	480,614	12.13	316,938	8.00	396,172	10.00

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

December 31, 2007, 2006 and 2005

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

The estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are presented in the following table (in thousands):

	2007		2006
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$140,629	140,629	92,057	92,057
Securities available for sale	769,615	769,615	790,894	790,894
Investment securities held to maturity	358,491	359,699	389,656	386,380
FHLB stock	39,764	39,764	35,335	35,335
Loans	4,255,509	4,279,161	3,751,230	3,679,744
Financial liabilities:
Deposits	4,224,820	4,229,894	3,826,463	3,828,984
Borrowed funds	1,075,104	1,079,967	840,990	828,372

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(19) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2007 and 2006.

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$70,027	$76,905	$77,827	$77,818
Interest expense	32,753	36,867	38,544	39,535

Net interest income	37,274	40,038	39,283	38,283
Provision for loan losses	300	1,200	1,300	3,730

Net interest income after provision for loan losses	36,974	38,838	37,983	34,553
Non-interest income	7,726	14,202	8,073	5,536
Non-interest expense	29,332	34,136	35,711	33,834

Income before income tax expense	15,368	18,904	10,345	6,255
Income tax expense	4,560	5,287	2,085	1,560

Net income	$10,808	$13,617	$8,260	$4,695

Basic earnings per share	$0.18	$0.22	$0.14	$0.08
Diluted earnings per share	0.18	0.22	0.14	0.08

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$69,594	$70,694	$70,867	$70,984
Interest expense	26,211	28,000	30,948	32,452

Net interest income	43,383	42,694	39,919	38,532
Provision for loan losses	555	565	100	100

Net interest income after provision for loan losses	42,828	42,129	39,819	38,432
Non-interest income	7,333	7,284	8,335	8,999
Non-interest expense	30,204	29,944	30,089	28,036

Income before income tax expense	19,957	19,469	18,065	19,395
Income tax expense	6,155	5,951	5,080	6,015

Net income	$13,802	$13,518	$12,985	$13,380

Basic earnings per share	$0.22	$0.22	$0.22	$0.23
Diluted earnings per share	0.22	0.22	0.22	0.22

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

(20) Earnings Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share computations.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Net income	$37,380	$53,685	$58,499

Basic weighted average common shares outstanding	59,067,438	60,968,533	66,083,173
Plus:
Dilutive shares	—	735,373	753,364

Diluted weighted average common shares outstanding	59,067,438	61,703,906	66,836,536

Earnings per share:
Basic	$0.63	$0.88	$0.89
Diluted	$0.63	$0.87	$0.88

Anti-dilutive stock options and awards totaling 4,612,925 shares at December 31, 2007, were excluded from the earnings per share calculations.

(21) Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$5,219	$17,763
Short-term investments	—	100

Total cash and cash equivalents	5,219	17,863

Securities available for sale, at fair value	21,272	25,576
Investment in subsidiaries	875,525	869,952
Due from subsidiary—SAP	27,138	32,342
ESOP loan	72,094	74,041
Other assets	619	131

Total assets	$1,001,867	$1,019,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	1,073	749
Total stockholders’ equity	1,000,794	1,019,156

Total liabilities and stockholders’ equity	$1,001,867	$1,019,905

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2007	2006	2005
Income:
Dividends from subsidiary	$120,102	$134,958	$59,960
Interest income	2,962	3,034	3,100
Investment (loss) income	(851)	4,616	2,178
Other income	11	—	—

Total income	122,224	142,608	65,238

Interest expense	—	2,205	2,144
Non-interest expense	793	1,452	857

Total expense	793	3,657	3,001

Income before income tax expense	121,431	138,951	62,237
Income tax expense	988	149	95

Income before dividends in excess of earnings of subsidiary	120,443	138,802	62,142
Dividends in excess of earnings of subsidiary	(83,063)	(85,117)	(3,643)

Net income	$37,380	$53,685	$58,499

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007, 2006 and 2005

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the Year Ended December 31, 2005 2004
	2007	2006	2005
Cash flows from operating activities:
Net income	$37,380	$53,685	$58,499
Adjustments to reconcile net income to net cash provided by operating activities
Dividends in excess of earnings of subsidiary	83,063	85,117	3,643
ESOP allocation	2,495	2,842	2,781
SAP allocation	4,594	4,810	5,095
Stock option allocation	3,245	3,330	3,500
Gain on sales of securities available for sale	(65)	(2,548)	(192)
Securities impairment charge	1,003	—	—
Decrease in Due from Subsidiary—SAP	5,204	4,826	5,163
Increase in other assets	(9,833)	(11,460)	(11,862)
Increase (decrease) in other liabilities	324	464	(1,276)

Net cash provided by operating activities	127,410	141,066	65,351

Cash flows from investing activities:
Purchases of available for sale securities	(1,092)	(3,900)	(1,711)
Proceeds from sales of available for sale securities	2,129	13,076	1,921
Proceeds from maturities and paydowns of securities available for sale	—	—	—
Net decrease in ESOP loan	1,947	1,799	1,658
Cash consideration paid to acquire First Morris net of cash and cash equivalents received	(1,383)	—	—

Net cash provided by investing activities	1,601	10,975	1,868

Cash flows from financing activities:
Purchases of treasury stock	(116,820)	(99,583)	(96,303)
Stock option exercises	—	112	—
Cash dividends paid	(24,835)	(24,316)	(21,588)
Redemption of subordinated debentures	—	(25,774)	—

Net cash used in financing activities	(141,655)	(149,561)	(117,891)

Net (decrease) increase in cash and cash equivalents	(12,644)	2,480	(50,672)
Cash and cash equivalents at beginning of period	17,863	15,383	66,055

Cash and cash equivalents at end of period	$5,219	$17,863	$15,383

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Paul M. Pantozzi, the Company’s Chairman and Chief Executive Officer, and Linda A. Niro, the Company’s Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This report appears on page 60.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Directors and Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2008 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2008 and is incorporated herein by reference.

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

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2008 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2007 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	4,400,170	$18.50	1,550,220	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,400,170	$18.50	1,550,220

(1)	Consists of outstanding stock options to purchase 4,400,170 shares of common stock granted under the Provident Financial Services, Inc. 2003 Stock Option Plan.
(2)	The weighted average exercise price reflects the exercise price of $18.57 per share for stock options granted in 2003; an exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004; an exercise price of $18.03 for 47,000 stock options granted in 2005; an exercise price of $18.55 for 96,000 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; and an exercise price of $17.94 for 257,617 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007 under the Provident Financial Services, Inc. 2003 Stock Option Plan.
(3)	Consists of stock options to purchase 1,550,220 shares that remained available to grant under the Provident Financial Services, Inc. 2003 Stock Option Plan.

The Provident Financial Services, Inc. 2003 Stock Award Plan (“SAP”) was approved by the Company’s stockholders on July 17, 2003. The Company has awarded 1,328,336 shares of common stock under the SAP and 1,056,396 shares remained available to award at December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Corporate Governance Matters—“Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal III Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2008 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Financial Condition,

December 31, 2007 and 2006

Consolidated Statements of Income,

Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity,

Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows,

Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is includedin the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

10.16	Agreement and Plan of Merger by and between Provident Financial Services, Inc. and First Morris Bank & Trust dated October 15, 2006. ******

10.17	Separation Agreement by and between Provident Financial Services, Inc., The Provident Bank and Kevin J. Ward dated December 20, 2007.

21	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
******	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006 (File No. 001-31566).

(b) The exhibits listed under (a)(3) Above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: February 29, 2008	By:	/s/ PAUL M. PANTOZZI
Paul M. Pantozzi Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL M. PANTOZZI	By:	/s/ LINDA A. NIRO
	Paul M. Pantozzi, Chairman and Chief Executive Officer (Principal Executive Officer)		Linda A. Niro, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 29, 2008		Date: February 29, 2008

By:	/s/ THOMAS M. LYONS	By:	/s/ THOMAS W. BERRY
	Thomas M. Lyons First Vice President and Chief Accounting Officer of The Provident Bank (Principal Accounting Officer)		Thomas W. Berry, Director

Date: February 29, 2008		Date: February 29, 2008

By:	/s/ LAURA L. BROOKS	By:	/s/ JOHN G. COLLINS
	Laura L. Brooks, Director		John G. Collins, Director

Date: February 29, 2008		Date: February 29, 2008

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date: February 29, 2008		Date: February 29, 2008

By:	/s/ CARLOS HERNANDEZ	By:	/s/ WILLIAM T. JACKSON
	Carlos Hernandez, Director		William T. Jackson, Director

Date: February 29, 2008		Date: February 29, 2008

By:	/s/ KATHARINE LAUD	By:	/s/ CHRISTOPHER MARTIN
	Katharine Laud, Director		Christopher Martin, Director and President

Date: February 29, 2008		Date: February 29, 2008

By:	/s/ ARTHUR MCCONNELL	By:	/s/ JOHN P. MULKERIN
	Arthur McConnell, Director		John P. Mulkerin, Director

Date: February 29, 2008		Date: February 29, 2008

By:	/s/ EDWARD O’DONNELL	By:	/s/ JEFFRIES SHEIN
	Edward O’Donnell, Director		Jeffries Shein, Director

Date: February 29, 2008		Date: February 29, 2008

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan * and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

10.16	Agreement and Plan of Merger by and between Provident Financial Services, Inc. and First Morris Bank & Trust dated October 15, 2006. ******

10.17	Separation Agreement by and between Provident Financial Services, Inc., The Provident Bank and Kevin J. Ward dated December 20, 2007.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission. (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
******	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006 (File No. 001-31566).