Form 10-Q
period 2008-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2008-05-12
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 1, 2008 there were 83,209,293 shares issued and 60,116,206 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 441,203 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$93,323	$83,737
Federal funds sold	—	18,000
Short-term investments	10,334	38,892

Total cash and cash equivalents	103,657	140,629

Investment securities held to maturity (market value of $359,508 (unaudited) and $359,699 at March 31, 2008 and December 31, 2007, respectively)	353,941	358,491
Securities available for sale, at fair value	867,592	769,615
Federal Home Loan Bank (“FHLB”) stock	37,359	39,764
Loans	4,255,667	4,296,291
Less allowance for loan losses	40,857	40,782

Net loans	4,214,810	4,255,509

Foreclosed assets, net	3,160	1,041
Banking premises and equipment, net	78,082	79,138
Accrued interest receivable	23,188	24,665
Intangible assets	518,865	520,722
Bank-owned life insurance (“BOLI”)	122,981	121,674
Other assets	73,209	48,143

Total assets	$6,396,844	$6,359,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,642,005	$1,553,625
Savings deposits	991,472	1,031,725
Certificates of deposit of $100,000 or more	471,418	480,362
Other time deposits	1,130,033	1,159,108

Total deposits	4,234,928	4,224,820
Mortgage escrow deposits	18,896	18,075
Borrowed funds	1,066,707	1,075,104
Other liabilities	65,433	40,598

Total liabilities	5,385,964	5,358,597

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,673,683 shares outstanding at March 31, 2008 and 59,646,936 outstanding at December 31, 2007	832	832
Additional paid-in capital	1,010,653	1,009,120
Retained earnings	441,583	437,503
Accumulated other comprehensive income	8,586	4,335
Treasury stock, at cost	(383,870)	(383,407)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(66,904)	(67,589)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,736)	(7,759)
Deferred compensation – DDFP	7,736	7,759

Total stockholders’ equity	1,010,880	1,000,794

Total liabilities and stockholders’ equity	$6,396,844	$6,359,391

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three months ended March 31, 2008 and 2007 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Interest income:
Real estate secured loans	$41,387	$40,202
Commercial loans	11,282	7,673
Consumer loans	9,679	8,912
Investment securities	3,653	3,985
Securities available for sale	10,287	9,208
Other short-term investments	226	43
Federal funds	148	4

Total interest income	76,662	70,027

Interest expense:
Deposits	26,590	24,127
Borrowed funds	10,883	8,626

Total interest expense	37,473	32,753

Net interest income	39,189	37,274
Provision for loan losses	1,300	300

Net interest income after provision for loan losses	37,889	36,974

Non-interest income:
Fees	6,114	5,426
BOLI	1,308	1,332
Net gain on securities transactions	96	—
Other income	1,267	968

Total non-interest income	8,785	7,726

Non-interest expense:
Compensation and employee benefits	16,713	16,170
Net occupancy expense	5,257	4,543
Data processing expense	2,363	2,054
Amortization of intangibles	1,776	1,369
Advertising and promotion expense	517	787
Other operating expenses	5,326	4,409

Total non-interest expense	31,952	29,332

Income before income tax expense	14,722	15,368
Income tax expense	4,029	4,560

Net income	$10,693	$10,808

Basic earnings per share	$0.19	$0.18
Average basic shares outstanding	55,924,581	59,052,312
Diluted earnings per share	$0.19	$0.18
Average diluted shares outstanding	55,924,581	59,052,312

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	10,808	—	—	—	—	—	10,808
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $1,114)	—	—	—	1,538	—	—	—	—	1,538
Amortization related to post- retirement obligations (net of tax of $38)	—	—	—	55	—	—	—	—	55

Total comprehensive income									$12,401

Cash dividends declared	—	—	(6,337)	—	—	—	—	—	(6,337)
Distributions from DDFP	—	46	—	—	—	—	120	(120)	46
Purchases of treasury stock	—	—	—	—	(12,507)	—	—	—	(12,507)
Allocation of ESOP shares	—	30	—	—	—	682	—	—	712
Allocation of SAP shares	—	1,144	—	—	—	—	—	—	1,144
Allocation of stock options	—	834	—	—	—	—	—	—	834

Balance at March 31, 2007	$799	$939,670	$429,429	$(5,557)	$(279,094)	$(69,798)	$(12,890)	$12,890	$1,015,449

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2008 and 2007 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	10,693	—	—	—	—	—	10,693
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $2,936)	—	—	—	4,223	—	—	—	—	4,223
Reclassification adjustment for gains included in net income (net of tax of $36)	—	—	—	(60)	—	—	—	—	(60)
Amortization related to post- retirement obligations (net of tax of $61)	—	—	—	88	—	—	—	—	88

Total comprehensive income									$14,944

Cash dividends declared	—	—	(6,613)	—	—	—	—	—	(6,613)
Distributions from DDFP	—	(1)	—	—	—	—	23	(23)	(1)
Purchases of treasury stock	—	—	—	—	(463)	—	—	—	(463)
Allocation of ESOP shares	—	(163)	—	—	—	685	—	—	522
Allocation of SAP shares	—	938	—	—	—	—	—	—	938
Allocation of stock options	—	759	—	—	—	—	—	—	759

Balance at March 31, 2008	$832	$1,010,653	$441,583	$8,586	$(383,870)	$(66,904)	$(7,736)	$7,736	$1,010,880

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$10,693	$10,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	3,701	3,081
Provision for loan losses	1,300	300
Deferred tax (benefit) expense	(759)	778
Increase in cash surrender value of BOLI	(1,308)	(1,332)
Net amortization of premiums and discounts on securities	48	394
Accretion of net deferred loan fees	(416)	(503)
Amortization of premiums on purchased loans, net	692	771
Net increase in loans originated for sale	(5,347)	(3,491)
Proceeds from sales of loans originated for sale	5,381	3,508
Proceeds from sales of foreclosed assets, net	379	—
Allocation of ESOP shares	522	712
Allocation of SAP shares	938	1,144
Allocation of stock options	759	834
Net gain on sale of loans	(34)	(17)
Net gain on securities available for sale	(96)	—
Net gain on sale of premises and equipment	(46)	(11)
Decrease in accrued interest receivable	1,477	1,464
Increase in other assets	(26,019)	(50,384)
Increase (decrease) in other liabilities	24,835	(2,701)

Net cash provided by (used in) operating activities	16,700	(34,645)

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	13,232	10,230
Purchases of investment securities	(8,784)	(804)
Proceeds from sales of securities available for sale	3,018	2,225
Proceeds from maturities and paydowns of securities available for sale	51,835	56,573
Purchases of securities available for sale	(90,239)	(792)
Purchases of loans	(23,180)	(6,725)
Net decrease in loans	5,813	24,688
Proceeds from sales of premises and equipment	688	11
Purchases of premises and equipment, net	(1,511)	(1,027)

Net cash (used in) provided by investing activities	(49,128)	84,379

Cash flows from financing activities:
Net increase (decrease) in deposits	10,108	(15,898)
Increase in mortgage escrow deposits	821	1,282
Purchase of treasury stock	(463)	(12,507)
Cash dividends paid to stockholders	(6,613)	(6,337)
Proceeds from long-term borrowings	109,600	60,000
Payments on long-term borrowings	(126,459)	(68,350)
Net increase (decrease) in short-term borrowings	8,462	(17,557)

Net cash used in financing activities	(4,544)	(59,367)

Net decrease in cash and cash equivalents	(36,972)	(9,633)
Cash and cash equivalents at beginning of period	140,629	92,057

Cash and cash equivalents at end of period	$103,657	$82,424

Cash paid during the period for:
Interest on deposits and borrowings	$37,933	$32,322

Income taxes	$—	$1,332

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$2,498	$229

Loan securitizations	$55,217	$—

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A. Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly-owned subsidiary, The Provident Bank (the “Bank”, together with Provident Financial Services, Inc., the “Company”).

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to correspond with the current period presentations.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2007 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended March 31,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net income	$10,693			$10,808

Basic earnings per share:
Income available to common stockholders	$10,693	55,924,581	$0.19	$10,808	59,052,312	$0.18

Diluted earnings per share:
Income available to common stockholders	$10,693	55,924,581	$0.19	$10,808	59,052,312	$0.18

Anti-dilutive stock options and awards totaling 4,662,226 shares at March 31, 2008, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Mortgage loans:
Residential	$1,641,659	$1,705,747
Commercial	904,668	847,907
Multi-family	64,684	67,546
Construction	287,154	309,569

Total mortgage loans	2,898,165	2,930,769

Commercial loans	714,369	712,062
Consumer loans	634,578	644,134

Total other loans	1,348,947	1,356,196

Premiums on purchased loans	9,522	9,793
Unearned discounts	(608)	(661)
Net deferred (fees) costs	(359)	194

	$4,255,667	$4,296,291

The activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 is summarized as follows (in thousands):

	Three months ended March 31,
	2008	2007
Balance at beginning of period	$40,782	$32,434
Provision charged to operations	1,300	300
Recoveries of loans previously charged off	517	518
Loans charged off	(1,742)	(574)

Balance at end of period	$40,857	$32,678

Note 3. Deposits

Deposits at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

	March 31,	December 31,
	2008	2007
Savings	$991,472	$1,031,725
Money market	637,929	598,344
NOW	525,239	467,868
Non-interest bearing	478,837	487,413
Certificates of deposit	1,601,451	1,639,470

	$4,234,928	$4,224,820

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

Net periodic benefit costs for the three months ended March 31, 2008 and 2007 include the following components (in thousands):

	Pension		Other post-retirement
	Three months ended March 31,
	2008	2007	2008	2007
Service cost	$—	—	$58	87
Interest cost	227	256	260	285
Expected return on plan assets	(390)	(386)	—	—
Amortization of unrecognized transitional obligation	—	—	—	6
Amortization of prior service cost	—	—	(1)	—
Amortization of the net gain	—	—	(148)	(99)

Net periodic benefit (increase) cost	$(163)	(130)	$169	279

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it does not expect to contribute to its defined benefit pension plan in 2008. As of March 31, 2008, no contributions to the defined benefit pension plan have been made.

The net periodic benefit (increase) costs for pension benefits and other post-retirement benefits for the three months ended March 31, 2008 were calculated using the estimated results of the January 1, 2008 Statement of Financial Accounting Standards (“SFAS”) No. 87 and SFAS No. 106 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 2008, the Company adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”

EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The adoption of EITF 06-11 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In February 2008, Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon the adoption of SFAS No. 159 on January 1, 2008, the Company did not elect the permitted fair value option, therefore there was no impact on the Company’s financial condition, results of operations or financial statement disclosures.

Note 6. Fair Value Measurement of Assets and Liabilities

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of fair value hierarchy under SFAS No. 157 are as follows:

Level 1:	Unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy.

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2008	Quoted Prices in Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$867,592	$97,966	$769,626	$—
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	12,776	—	—	12,776

The following valuation techniques are based upon the unpaid principal balance only and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three months ended March 31, 2008.

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input as defined by SFAS No. 157, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company also holds equity securities and debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three months ended March 31, 2008.

For loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. The Company recognized an impairment charge of $771,000 via specific reserves established through the provision for loan losses in connection with loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114 during the three months ended March 31, 2008.

There were no changes to the valuation techniques for fair value measurement during the three months ended March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. As stated in Note 5, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

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

When assigning a risk rating to a loan, management utilizes a nine-point internal risk rating system. Loans deemed to be of “acceptable quality” are rated one through four, with a rating of one established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated five (watch) or six (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated seven, eight or nine, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration

Department. The risk ratings are then confirmed by the Loan Review Department and, for loans requiring Credit Committee approval, they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

Although management believes that the Company has established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three months ended March 31, 2008 or 2007.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, the Company evaluates its intent and ability to hold securities to maturity or for a sufficient period of time to recover the recorded principal balance. No impairment loss was required to be recognized for the three months ended March 31, 2008 or 2007.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

Total assets at March 31, 2008 increased $37.5 million, or 0.6%, to $6.40 billion, compared to $6.36 billion at December 31, 2007, primarily as a result of increases in securities available for sale and securities purchases pending settlement that were included in other assets at March 31, 2008, partially offset by a decrease in loans.

Securities available for sale, at fair value, increased $98.0 million, or 12.7%, to $867.6 million at March 31, 2008, compared to $769.6 million at December 31, 2007. The increase in the securities available for sale portfolio included $55.2 million of residential mortgage loan pools that were securitized by the Company and are now held as securities available for sale. The weighted average life of the Company’s available for sale securities portfolio was 4.2 years at March 31, 2008.

Federal Home Loan Bank stock decreased $2.4 million, or 6.0%, to $37.4 million at March 31, 2008, compared to $39.8 million at December 31, 2007. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at March 31, 2008 decreased $40.7 million, or 1.0%, to $4.21 billion, compared to $4.26 billion at December 31, 2007, largely as a result of the securitization of $55.2 million of conforming one- to four-family 30-year fixed-rate residential mortgage loans. Loan originations totaled $335.5 million and loan purchases totaled $23.2 million for the quarter ended March 31, 2008. Net increases of $53.9 million in commercial and multi-family mortgage loans and $2.3 million in commercial loans were more than offset by decreases of $64.1 million in residential mortgage loans, $22.4 million in construction loans and $9.6 million in consumer loans during the first quarter of 2008. Commercial loans, consisting of commercial real estate, construction and commercial loans, totaled $1.97 billion, or 46.4% of the loan portfolio at March 31, 2008, compared to $1.94 billion, or 45.2% of the loan portfolio at December 31, 2007. The Company intends to continue to focus on the origination of commercial loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.28 billion and accounted for 53.6% of the loan portfolio at March 31, 2008, compared to $2.35 billion, or 54.8% of the portfolio at December 31, 2007.

At March 31, 2008, the allowance for loan losses totaled $40.9 million, or 0.96% of total loans, compared with $40.8 million, or 0.95% of total loans at December 31, 2007. Total non-performing loans were $27.4 million, or 0.64% of total loans at March 31, 2008, compared to $34.6 million, or 0.81% of total loans at December 31, 2007. Non-performing assets declined to $30.6 million, or 0.48% of total assets at March 31, 2008, compared to $35.7 million, or 0.56% of total assets at December 31, 2007, primarily due to payments received on non-performing loans.

Total deposits increased $10.1 million, or 0.2% to $4.23 billion at March 31, 2008, from $4.22 billion at December 31, 2007, with a $48.1 million increase in core deposits partially offset by a $38.0 million decrease in time deposits. Core deposits, consisting of all demand and savings deposits, increased to 62.2% of total deposits at March 31, 2008, from 61.2% of total deposits at December 31, 2007. Within core deposits, NOW checking account balances increased $57.4 million, to $525.2 million at March 31, 2008, and money market account balances increased $39.6 million, to $637.9 million at March 31, 2008. These increases are primarily due to increases in Platinum relationship checking and money market account balances, increases in business money market accounts, and a shift in customer deposits out of short-term certificates of deposit and lower-rate savings accounts.

Other assets increased $25.1 million to $73.2 million, and other liabilities increased $24.8 million to $65.4 million during the three months ended March 31, 2008, primarily as a result of securities trades which were pending settlement at March 31, 2008.

Total stockholders’ equity increased $10.1 million, or 1.0%, to $1.01 billion at March 31, 2008. This increase was due to net income of $10.7 million, $4.3 million in other comprehensive income and the allocation of shares to stock-based compensation plans of $2.2 million, partially offset by cash dividends of $6.6 million and common stock repurchases totaling $463,000. At March 31, 2008, book value per share and tangible book value per share were $16.94 and $8.25, respectively, compared with $16.78 and $8.05, respectively, at December 31, 2007. Common stock repurchases during the quarter ended March 31, 2008 totaled 35,000 shares at an average cost of $13.81 per share. At March 31, 2008, 2.2 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit, each with the FHLB-NY. As of March 31, 2008, the Company had $75.0 million in outstanding borrowings against these lines of credit.

Cash needs for the three months ended March 31, 2008, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, the repayment of borrowings and deposit outflows.

As of March 31, 2008, the Bank exceeded all minimum regulatory capital requirements as follows:

	At March 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$231,411	4.00%	$361,309	6.25%
Tier 1 risk-based capital	159,675	4.00	361,309	9.05
Total risk-based capital	319,350	8.00	402,166	10.07

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

General. The Company reported net income of $10.7 million for the three months ended March 31, 2008, compared to $10.8 million for the same period in 2007. Basic and diluted earnings per share were $0.19 for the quarter ended March 31, 2008, compared with basic and diluted earnings per share of $0.18 for the same quarter in 2007. Annualized return on average assets was 0.68% for the three months ended March 31, 2008, compared with 0.77% for the same period in 2007. Annualized return on average equity was 4.28% for the three months ended March 31, 2008, compared with 4.32% for the same period in 2007. Compared with the first quarter of 2007, results for the quarter ended March 31, 2008 benefited from the April 1, 2007 acquisition of First Morris Bank & Trust (“First Morris”), which added nine branch locations and assets with a fair value of $554.2 million as of the acquisition date.

First quarter 2008 results were also favorably impacted by a $180,000 net after-tax gain recorded in connection with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s recent initial public offering, and a $175,000 net after-tax gain resulting from the sale of a branch office. Results for the quarter ended March 31, 2007 were favorably impacted by interest of $531,000, net of tax, earned on Federal income taxes refunded in connection with a previous acquisition.

Net Interest Income. Total net interest income increased $1.9 million, or 5.1%, to $39.2 million for the quarter ended March 31, 2008, compared to $37.3 million for the quarter ended March 31, 2007. Interest income for the first quarter of 2008 increased $6.6 million, or 9.5%, to $76.7 million, compared to $70.0 million for the same period in 2007. Interest expense increased $4.7 million, or 14.4%, to $37.5 million for the quarter ended March 31, 2008, compared to $32.8 million for the quarter ended March 31, 2007.

The Company’s net interest margin decreased 15 basis points to 2.87% for the quarter ended March 31, 2008, compared to 3.02% for the quarter ended March 31, 2007. The net interest margin for the quarter ended March 31, 2008 increased 3 basis points from the trailing quarter net interest margin of 2.84%. The net interest spread was 2.49% for the quarter ended March 31, 2008, compared with 2.43% for the trailing quarter and 2.54% for the same period in 2007.

The average yield on interest-earning assets decreased 9 basis points to 5.63% for the quarter ended March 31, 2008, compared to 5.72% for the comparable quarter in 2007. Compared to the trailing quarter, the yield on interest-earning assets decreased 13 basis points from 5.76%.

The average cost of interest-bearing liabilities decreased 4 basis points to 3.14% for the quarter ended March 31, 2008, compared to 3.18% for the quarter ended March 31, 2007. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 19 basis points from 3.33%.

The average balance of net loans increased $497.5 million, or 13.3%, to $4.24 billion for the quarter ended March 31, 2008, compared to $3.74 billion for the same period in 2007. The increase in average loans outstanding was attributable to organic growth, as well as the April 1, 2007 acquisition of First Morris. Income on all loans secured by real estate increased $1.2 million, or 2.9%, to $41.4 million for the three months ended March 31, 2008, compared to $40.2 million for the three months ended March 31, 2007. Interest income on commercial loans increased $3.6 million, or 47.0%, to $11.3 million for the quarter ended March 31, 2008, compared to $7.7 million for the quarter ended March 31, 2007. Consumer loan interest income increased $767,000, or 8.6%, to $9.7 million for the quarter ended March 31, 2008, compared to $8.9 million for the quarter ended March 31, 2007. The average loan yield for the three months ended March 31, 2008 was 5.90%, compared with 6.12% for the same period in 2007, reflecting recent declines in short-term interest rates and the composition of the commercial loan portfolio, which is 53% floating or adjustable rate.

Interest income on investment securities held to maturity decreased $332,000, or 8.3%, to $3.7 million for the quarter ended March 31, 2008, compared to $4.0 million for the quarter ended March 31, 2007. Average investment securities held to maturity totaled $355.4 million for the quarter ended March 31, 2008, compared with $386.2 million for the same period last year.

Interest income on securities available for sale increased $1.1 million, or 11.7%, to $10.3 million for the quarter ended March 31, 2008, compared to $9.2 million for the quarter ended March 31, 2007. Average securities available for sale were $788.2 million for the three months ended March 31, 2008, compared with $767.9 million for the same period in 2007. The average yield on all securities was 4.67% for the three months ended March 31, 2008, compared with 4.45% for the same period in 2007. The increase in the yield on securities available for sale for the three months ended March 31, 2008, compared with the same period in 2007, was attributable to the reinvestment of cash flows from sales, maturities and paydowns throughout 2007 at higher rates than those earned in the first quarter of 2007. This included the repositioning of a portion of the Company’s securities portfolio in the fourth quarter of 2007, whereby the Company sold $81.2 million of mortgage-backed securities with a weighted average life of 1.4 years and an average yield of 4.10%, and reinvested the sales proceeds in U.S. government agency and AAA rated mortgage-backed securities with a weighted average life of 4.7 years and a weighted average yield of 5.26%.

The average balance of interest-bearing core deposit accounts increased $320.0 million, or 17.8%, to $2.11 billion for the quarter ended March 31, 2008, compared to $1.79 billion for the quarter ended March 31,

2007. Average time deposit account balances increased $52.7 million, or 3.4%, to $1.61 billion for the quarter ended March 31, 2008, compared to $1.56 billion for the same period in 2007. The increases in average deposits are largely attributable to the April 1, 2007 acquisition of First Morris. Interest paid on deposit accounts increased $2.5 million, or 10.2%, to $26.6 million for the quarter ended March 31, 2008, compared to $24.1 million for the quarter ended March 31, 2007. The average cost of interest-bearing deposits was 2.87% for the three months ended March 31, 2008, compared with 2.92% for the three months ended March 31, 2007, reflecting recent interest rate reductions and a shift in deposit composition to lower-costing core deposit accounts.

Average borrowings increased $256.7 million, or 31.2%, to $1.08 billion for the quarter ended March 31, 2008, compared to $822.1 million for the quarter ended March 31, 2007. Interest paid on borrowed funds increased $2.3 million, or 26.2%, to $10.9 million for the quarter ended March 31, 2008, from the quarter ended March 31, 2007. The average cost of borrowings was 4.06% for the three months ended March 31, 2008, compared with 4.26% for the three months ended March 31, 2007.

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

The provision for loan losses was $1.3 million for the three months ended March 31, 2008, compared with a provision for loan losses of $300,000 for the three months ended March 31, 2007. The increase in the provision for loan losses for the three months ended March 31, 2008, compared with the same period in 2007, was primarily attributable to some downgrades in risk ratings, growth in the loan portfolio and an increase in commercial loans as a percentage of the loan portfolio to 46.4% at March 31, 2008, from 41.5% at March 31, 2007. The Company had net charge-offs of $1.2 million for the three months ended March 31, 2008, compared to net charge-offs of $56,000 for the same period in 2007. The allowance for loan losses was $40.9 million, or 0.96% of total loans at March 31, 2008, compared to $40.8 million, or 0.95% of total loans at December 31, 2007, and $32.7 million, or 0.87% of total loans at March 31, 2007.

Non-Interest Income. Non-interest income totaled $8.8 million for the quarter ended March 31, 2008, an increase of $1.1 million, or 13.7%, compared to the same period in 2007. The increase was primarily attributable to a $688,000 increase in fee income and a $299,000 increase in other income for the quarter ended March 31, 2008, compared with the same period in 2007. The increase in fee income was primarily attributable to increases in deposit fees and trust income, largely due to the First Morris acquisition. Significant components of other income for the first quarter of 2008 included $660,000 in pre-tax gains associated with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s recent initial public offering, and $400,000 in pre-tax gains on the sale of deposits associated with the sale of an under-performing branch. In the first quarter of 2007, other income included $897,000 of pre-tax interest earned on Federal income taxes refunded in connection with a previous acquisition.

Non-Interest Expense. For the three months ended March 31, 2008, non-interest expense increased $2.6 million, or 8.9%, to $32.0 million, compared to $29.3 million for the three months ended March 31, 2007. Increases of $714,000 in net occupancy expense, $407,000 in the amortization of intangibles, and $309,000 in data processing expense for the quarter ended March 31, 2008, compared with the same period in 2007, were all primarily attributable to the April 1, 2007 acquisition of First Morris. The increase in the amortization of intangibles for the quarter ended March 31, 2008, compared with the same period in 2007, was also partially attributable to the $104,000 pre-tax accelerated amortization of a core deposit intangible recognized upon the sale of an under-performing branch. A $543,000 increase in compensation and benefits expense for the quarter ended March 31, 2008, compared with the same period last year, reflected normal annual merit increases, the addition of branch and lending staff from First Morris and the addition of small business and middle market relationship managers to support the Company’s business lending and deposit gathering initiatives. A $917,000 increase in other operating expenses for the quarter ended March 31, 2008, compared with the same period last year, included $356,000 in expense associated with the Company’s proportionate share of a litigation reserve established by Visa.

The Company’s annualized non-interest expense as a percentage of average assets was 2.03% for the quarter ended March 31, 2008, compared with 2.09% for the same period in 2007. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 66.60% for the quarter ended March 31, 2008, compared with 65.18% for the same period in 2007.

Income Tax Expense. For the three months ended March 31, 2008, the Company’s income tax expense was $4.0 million. This compares with $4.6 million for the same period in 2007. For the three months ended March 31, 2008, the Company’s effective tax rate was 27.4%, compared with 29.7% for the three months ended March 31, 2007. The reduction in the Company’s effective tax rate was a result of a larger proportion of the Company’s income being derived from tax-exempt sources.

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

The management Asset/Liability Committee meets on at least a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix, various interest rate scenarios and the impact of those changes on projected net interest income and net income.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 10% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2008 (dollars in thousands):

	Net Interest Income
Change in Interest Rates in Basis Points (Rate Ramp)	Dollar Amount	Dollar Change	Percent Change
-200	$178,743	$3,483	2.0%
-100	177,598	2,338	1.3
Static	175,260	—	—
+100	173,169	(2,091)	(1.2)
+200	170,827	(4,433)	(2.5)

The preceding table indicates that, as of March 31, 2008, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.5%, or $4.4 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 2.0%, or $3.5 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2008 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,400,252	$53,169	4.0%	20.4%	2.3%
-100	1,387,975	40,892	3.0	20.3	1.9
Flat	1,347,083	—	—	19.9	—
+100	1,271,324	(75,759)	(5.6)	19.1	(4.1)
+200	1,169,044	(178,039)	(13.2)	17.9	(10.3)

The above table indicates that as of March 31, 2008, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 13.2%, or $178.0 million. If rates were to decrease 200 basis points, the model forecasts a 4.0%, or $53.2 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
January 1, 2008 through January 31, 2008	18,580	$14.30	18,580	2,232,646
February 1, 2008 through February 29, 2008	15,000	13.13	15,000	2,217,646
March 1, 2008 Through March 31, 2008	1,105	13.75	1,105	2,216,541

Total	34,685	$13.81	34,685

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.******

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *

10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **

10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **

10.5	Amended and Restated Supplemental Executive Retirement Plan. **

10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **

10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *

10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **

10.9	Voluntary Bonus Deferral Plan, as amended. *

10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **

10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***

10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****

10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****

10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****

10.16	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. *******

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
******	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
*******	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: May 12, 2008	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Linda A. Niro
Linda A. Niro
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)