Form 10-Q
period 2008-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2008-08-11
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008 there were 83,209,293 shares issued and 60,111,842 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 439,883 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$82,652	$83,737
Federal funds sold	—	18,000
Short-term investments	5,003	38,892

Total cash and cash equivalents	87,655	140,629

Investment securities held to maturity (market value of $352,983 (unaudited) and $359,699 at June 30, 2008 and December 31, 2007, respectively)	355,020	358,491
Securities available for sale, at fair value	868,067	769,615
Federal Home Loan Bank (“FHLB”) stock	36,689	39,764
Loans	4,277,202	4,296,291
Less allowance for loan losses	41,118	40,782

Net loans	4,236,084	4,255,509

Foreclosed assets, net	5,883	1,041
Banking premises and equipment, net	77,280	79,138
Accrued interest receivable	24,104	24,665
Intangible assets	517,371	520,722
Bank-owned life insurance (“BOLI”)	124,334	121,674
Other assets	52,457	48,143

Total assets	$6,384,944	$6,359,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,696,188	$1,553,625
Savings deposits	945,951	1,031,725
Certificates of deposit of $100,000 or more	455,633	480,362
Other time deposits	1,076,738	1,159,108

Total deposits	4,174,510	4,224,820
Mortgage escrow deposits	20,761	18,075
Borrowed funds	1,141,023	1,075,104
Other liabilities	38,905	40,598

Total liabilities	5,375,199	5,358,597

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,674,626 shares outstanding at June 30, 2008, and 59,646,936 shares outstanding at December 31, 2007	832	832
Additional paid-in capital	1,012,265	1,009,120
Retained earnings	445,305	437,503
Accumulated other comprehensive income	1,453	4,335
Treasury stock, at cost	(383,891)	(383,407)
Unallocated common stock held by Employee Stock Ownership Plan
(“ESOP”)	(66,219)	(67,589)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,713)	(7,759)
Deferred compensation – DDFP	7,713	7,759

Total stockholders’ equity	1,009,745	1,000,794

Total liabilities and stockholders’ equity	$6,384,944	$6,359,391

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and Six months ended June 30, 2008 and 2007 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income:
Real estate secured loans	$40,554	$42,322	$81,941	$82,524
Commercial loans	10,621	10,660	21,903	18,333
Consumer loans	9,147	9,922	18,826	18,834
Investment securities	3,601	3,877	7,254	7,862
Securities available for sale	11,315	9,988	21,602	19,196
Other short-term investments	77	35	303	78
Federal funds sold	16	101	164	105

Total interest income	75,331	76,905	151,993	146,932

Interest expense:
Deposits	22,222	29,229	48,812	53,356
Borrowed funds	10,540	7,638	21,423	16,264

Total interest expense	32,762	36,867	70,235	69,620

Net interest income	42,569	40,038	81,758	77,312
Provision for loan losses	1,500	1,200	2,800	1,500

Net interest income after provision for loan losses	41,069	38,838	78,958	75,812

Non-interest income:
Fees	4,892	6,738	11,006	12,164
Gain on insurance settlement	—	5,947	—	5,947
BOLI	1,352	1,355	2,660	2,687
Net gain (loss) on securities transactions	305	(63)	401	(63)
Other income	118	225	1,385	1,193

Total non-interest income	6,667	14,202	15,452	21,928

Non-interest expense:
Compensation and employee benefits	17,464	17,772	34,177	33,942
Net occupancy expense	5,174	4,970	10,431	9,513
Data processing expense	2,244	2,610	4,607	4,664
Amortization of intangibles	1,557	1,869	3,333	3,238
Advertising and promotion expense	1,312	1,465	1,829	2,252
Other operating expenses	5,541	5,450	10,867	9,859

Total non-interest expense	33,292	34,136	65,244	63,468

Income before income tax expense	14,444	18,904	29,166	34,272
Income tax expense	4,091	5,287	8,120	9,847

Net income	$10,353	$13,617	$21,046	$24,425

Basic earnings per share	$0.18	$0.22	$0.38	$0.41
Average basic shares outstanding	56,014,455	61,339,380	55,969,517	60,202,164
Diluted earnings per share	$0.18	$0.22	$0.38	$0.41
Average diluted shares outstanding	56,014,455	62,339,380	55,969,517	60,202,164

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	24,425	—	—	—	—	—	24,425
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($1,746))	—			(2,146)	—	—	—	—	(2,146)
Reclassification adjustment for losses included in net income (net of tax of ($28))	—		—	35	—	—	—	—	35
Amortization related to post- retirement obligations (net of tax of ($81))	—	—	—	(117)	—	—	—	—	(117)

Total comprehensive income									$22,197

Common stock issued in connection with the First Morris acquisition, net	33	61,902	—	—	—	—	—	—	61,935
Cash dividends declared	—	—	(12,898)	—	—	—	—	—	(12,898)
Distributions from DDFP	—	47	—	—	—	—	143	(143)	47
Purchase of treasury stock	—	—	—	—	(54,882)	—	—	—	(54,882)
Allocation of ESOP shares	—	24	—	—	—	1,365	—	—	1,389
Allocation of SAP shares	—	2,153	—	—	—	—	—	—	2,153
Allocation of stock options	—	1,701	—	—	—	—	—	—	1,701

Balance at June 30, 2007	$832	$1,003,443	$436,485	$(9,378)	$(321,469)	$(69,115)	$(12,867)	$12,867	$1,040,798

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2008 and 2007 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	21,046	—	—	—	—	—	21,046
Other comprehensive income:
Unrealized holding losses on securities arising during the period (net of tax of ($1,811))	—	—	—	(2,823)	—	—	—	—	(2,823)
Reclassification adjustment for gains included in net income (net of tax of $150)	—	—	—	(251)	—	—	—	—	(251)
Amortization related to post- retirement obligations (net of tax of $132)	—	—	—	192	—	—	—	—	192

Total comprehensive income									$18,164

Cash dividends declared	—	—	(13,244)	—	—	—	—	—	(13,244)
Distributions from DDFP	—	(2)	—	—	—	—	46	(46)	(2)
Purchases of treasury stock	—	—	—	—	(484)	—	—	—	(484)
Allocation of ESOP shares	—	(253)	—	—	—	1,370	—	—	1,117
Allocation of SAP shares	—	1,885	—	—	—	—	—	—	1,885
Allocation of stock options	—	1,515	—	—	—	—	—	—	1,515

Balance at June 30, 2008	$832	$1,012,265	$445,305	$1,453	$(383,891)	$(66,219)	$(7,713)	$7,713	$1,009,745

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2008		2007
Cash flows from operating activities:
Net income		$21,046		$24,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles		7,249		6,874
Provision for loan losses		2,800		1,500
Deferred tax benefit		(532)		(1,701)
Increase in cash surrender value of BOLI		(2,660)		(2,687)
Net amortization of premiums and discounts on securities		137		653
Accretion of net deferred loan fees		(832)		(859)
Amortization of premiums on purchased loans, net		1,379		1,690
Net increase in loans originated for sale		(10,512)		(5,601)
Proceeds from sales of loans originated for sale		10,450		5,630
Proceeds from sales of foreclosed assets, net		1,155		658
Allocation of ESOP shares		1,117		1,389
Allocation of SAP shares		1,885		2,153
Allocation of stock options		1,515		1,701
Net loss (gain) on sale of loans		62		(29)
Net (gain) loss on securities available for sale		(401)		63
Net gain on sale of premises and equipment		(85)		—
Decrease (increase) in accrued interest receivable		561		(189)
(Increase) decrease in other assets		(1,145)		17,041
Decrease in other liabilities		(1,693)		(3,281)

Net cash provided by operating activities		31,496		49,430

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities		25,184		20,014
Purchases of investment securities		(21,923)		(1,512)
Proceeds from sales of securities available for sale		5,516		43,277
Proceeds from maturities and paydowns of securities available for sale		118,895		121,448
Purchases of securities available for sale		(171,914)		(16,643)
Purchases of loans		(131,429)		(17,126)
Net decrease in loans		88,607		24,512
Cash consideration paid to acquire First Morris, net of cash and cash equivalents received		—		(1,383)
Proceeds from sales of premises and equipment		816		—
Purchases of premises and equipment, net		(2,789)		(5,125)

Net cash (used in) provided by investing activities		(89,037)		167,462

Cash flows from financing activities:
Net (decrease) increase in deposits		(50,310)		4,126
Increase in mortgage escrow deposits		2,686		1,919
Purchases of treasury stock		(484)		(54,882)
Cash dividends paid to stockholders		(13,244)		(12,898)
Proceeds from long-term borrowings		269,600		85,000
Payments on long-term borrowings		(226,747)		(123,565)
Net increase (decrease) in short-term borrowings		23,066		(101,913)

Net cash provided by (used in) financing activities		4,567		(202,213)

Net (decrease) increase in cash and cash equivalents		(52,974)		14,679
Cash and cash equivalents at beginning of period		140,629		92,057

Cash and cash equivalents at end of period		$87,655		$106,736

Cash paid during the period for:	$		$
Interest on deposits and borrowings		$70,600		$69,179

Income taxes		$6,356		$9,747

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007 (Unaudited) (Continued)

(Dollars in thousands)

	Six months ended June 30,
	2008	2007
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$6,147	$362

Loan securitizations	55,217	—

Fair value of assets acquired	$—	$554,284

Goodwill and core deposit intangible	$—	$96,952

Liabilities assumed	$—	$527,256

Common stock issued for First Morris acquisition	$—	$61,935

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2007 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended June 30,						For the six months ended June 30,
	2008			2007			2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$10,353			$13,617			$21,046			$24,425

Basic earnings per share:
Income available to common stockholders	$10,353	56,014,455	$0.18	$13,617	61,339,380	$0.22	$21,046	55,969,517	$0.38	$24,425	60,202,164	$0.41

Diluted earnings per share:
Income available to common stockholders	$10,353	56,014,455	$0.18	$13,617	61,339,380	$0.22	$21,046	55,969,517	$0.38	$24,425	60,202,164	$0.41

Anti-dilutive stock options and awards totaling 4,425,015 shares at June 30, 2008, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Mortgage loans:
Residential	$1,721,481	$1,705,747
Commercial	955,758	847,907
Multi-family	60,604	67,546
Construction	223,458	309,569

Total mortgage loans	2,961,301	2,930,769

Commercial loans	685,193	712,062
Consumer loans	621,329	644,134

Total other loans	1,306,522	1,356,196

Premium on purchased loans	10,323	9,793
Unearned discounts	(565)	(661)
Net deferred (fees) costs	(379)	194

	$4,277,202	$4,296,291

The activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$40,857	$32,678	$40,782	$32,434
Provision charged to operations	1,500	1,200	2,800	1,500
Allowance for loan losses transferred from First Morris	—	2,825	—	2,825
Recoveries of loans previously charged off	686	889	1,203	1,407
Loans charged off	(1,925)	(828)	(3,667)	(1,402)

Balance at end of period	$41,118	$36,764	$41,118	$36,764

Note 3. Deposits

Deposits at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Savings	$945,951	$1,031,725
Money market	665,130	598,344
NOW	554,776	467,868
Non-interest bearing	476,282	487,413
Certificates of deposit	1,532,371	1,639,470

	$4,174,510	$4,224,820

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

In addition to pension benefits, certain health care and life insurance benefits are currently made available to retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen as to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen to new entrants and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006.

Net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 include the following components (in thousands):

	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	Three months ended June 30,				Six months ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$—	—	41	47	$—	—	99	134
Interest cost	267	234	252	237	494	490	512	522
Expected return on plan assets	(389)	(413)	—	—	(779)	(799)	—	—
Amortization of unrecognized transitional obligation	—	—	—	59	—	—	—	65
Amortization of prior service cost	—	—	(1)	(2)	—	—	(2)	(2)
Amortization of the net (gain) loss	—	—	(174)	(162)	—	—	(322)	(261)

Net periodic benefit (increase) cost	$(122)	(179)	118	179	$(285)	(309)	287	458

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it does not expect to contribute to its defined benefit pension plan in 2008. As of June 30, 2008, no contributions to the defined benefit pension plan have been made.

The net periodic benefit (increase) costs for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2008 were calculated using the results of the January 1, 2008 Statement of Financial Accounting Standards (“SFAS”) No. 87 and SFAS No. 106 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In June 2008, Financial Accounting Standards Board Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its calculation of earnings per share.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161. “Disclosure about Derivative Instruments and Hedging activities, an Amendment of FASB Statement No. 133.” The new standard establishes enhanced disclosure requirements about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s financial condition, results of operations or financial statement disclosures.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 2008, the Company adopted the provisions of EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The adoption of EITF 06-11 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In February 2008, FSP No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. The Company is currently evaluating the impact of the adoption of FSP No. 157-2 on its financial statement disclosures.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure selected financial assets and liabilities at fair value. The adoption of SFAS No. 159 did not impact the Company’s financial condition, results of operations or financial statement disclosures, as the Company did not elect the fair value option for any assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141R is effective for all business combinations closing on or after January 1, 2009 and could have a significant impact on the Company’s accounting for business combinations on or after such date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB Statement No. 51.” This standard amends the guidance in Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” The new standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective on January 1, 2009, and is not expected to have a significant impact on the Company’s financial condition, results of operations or financial statement disclosures.

In November 2007, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company’s adoption of SAB No. 109 did not have a material impact on its financial condition, results of operations or financial statement disclosures.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy.

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$868,067	$102,920	$765,147	$—
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	6,258	—	—	6,258

The following valuation techniques are based upon the unpaid principal balance only and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and six months ended June 30, 2008.

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input as defined by SFAS No. 157, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company also holds equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and six months ended June 30, 2008.

For loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. The Company recognized an impairment charge of $864,000 via specific reserves established through the provision for loan losses in connection with loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114 during the six months ended June 30, 2008.

There were no changes to the valuation techniques for fair value measurement during the three and six months ended June 30, 2008.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three or six months ended June 30, 2008 or 2007.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The Company evaluates its intent and ability to hold securities for a sufficient time to recover the recorded principal balance. The Company also has investments in common stock issued by several publicly traded financial institutions, the valuation of which is affected by the institutions’ performance and market conditions. No impairment loss was required to be recognized for the three or six months ended June 30, 2008 or 2007.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

Total assets at June 30, 2008 increased $25.6 million, or 0.4%, to $6.38 billion compared to $6.36 billion at December 31, 2007, due primarily to an increase in securities available for sale.

Securities available for sale, at fair value, increased $98.5 million, or 12.8%, to $868.1 million at June 30, 2008, compared to $769.6 million at December 31, 2007. The increase in the securities available for sale portfolio included $55.2 million of residential mortgage loan pools that were securitized by the Company in the first quarter of 2008 and are held as securities available for sale. The investment portfolio consists primarily of Agency-guaranteed mortgage-backed securities and bank-qualified municipal bonds. There are no preferred or trust preferred equity securities in the portfolio. The weighted average life of the Company’s available for sale securities portfolio was 5.2 years at June 30, 2008.

Federal Home Loan Bank stock decreased $3.1 million, or 7.7%, to $36.7 million at June 30, 2008, compared to $39.8 million at December 31, 2007. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at June 30, 2008 decreased $19.4 million, or 0.5%, to $4.24 billion, compared to $4.26 billion at December 31, 2007, largely as a result of the securitization of $55.2 million of conforming one- to four-family 30-year fixed-rate residential mortgage loans during the first quarter. Loan originations totaled $649.8 million and loan purchases totaled $131.4 million for the six months ended June 30, 2008. Compared with December 31, 2007, construction loans decreased $86.1 million, commercial loans decreased $26.9 million, and consumer loans decreased $22.8 million, while commercial mortgage and multi-family loans increased $100.9 million, and residential mortgage loans increased $15.7 million. Commercial loans, consisting of commercial real estate, construction and commercial loans, totaled $1.93 billion, or 45.1% of the loan portfolio at June 30, 2008, compared to $1.94 billion, or 45.2% of the loan portfolio at December 31, 2007. The Company intends to continue to focus on the origination of commercial loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.34 billion and accounted for 54.9% of the loan portfolio at June 30, 2008, compared to $2.35 billion, or 54.8% of the portfolio at December 31, 2007.

At June 30, 2008, the allowance for loan losses totaled $41.1 million, or 0.96% of total loans, compared with $40.8 million, or 0.95% of total loans at December 31, 2007. Total non-performing loans were $36.7 million, or 0.86% of total loans at June 30, 2008, compared to $34.6 million, or 0.81% of total loans at December 31, 2007. Non-performing assets were $42.6 million, or 0.67% of total assets at June 30, 2008, compared to $35.7 million, or 0.56% of total assets at December 31, 2007. At June 30, 2008, non-performing loans included a $16.0 million loan secured by a 64-unit condominium project which was greater than 90 days past due and still accruing interest. Subsequent to June 30, 2008, the borrower closed on the sale of ten units, brought the loan current and reduced the outstanding principal balance by $2.6 million. The loan is now performing in accordance with its original contractual terms.

At June 30, 2008, the Company held $5.9 million of foreclosed assets, compared with $1.0 million at December 31, 2007. The increase in foreclosed assets was primarily attributable to one commercial real estate line of credit secured by a number of properties that was previously classified as impaired. During the six months ended June 30, 2008, the Company obtained title to five properties with a fair value of $4.8 million in connection with this line of credit.

Total deposits decreased $50.3 million to $4.17 billion at June 30, 2008, from $4.22 billion at December 31, 2007. However, core deposits, which consist of all demand and savings deposits, increased $56.8 million, or 2.2%, to $2.64 billion at June 30, 2008, compared to $2.59 billion at December 31, 2007. Within core deposits, NOW checking account balances increased $86.9 million, to $554.8 million at June 30, 2008, and money market account balances increased $66.8 million, to $665.1 million at June 30, 2008. These increases were primarily due to increases in relationship checking and money market account balances, increases in business money market accounts, and a shift in customer deposits out of short-term certificates of deposit and lower-rate savings accounts. Certificates of deposit decreased $107.1 million, or 6.5%, to $1.53 billion at June 30, 2008, compared to $1.64 billion at December 31, 2007. Certain higher-costing maturing certificates of deposit were replaced with borrowed funds at favorable rates, as the Company continued to emphasize relationship banking in its deposit acquisition strategy. Core deposits increased to 63.3% of total deposits at June 30, 2008, from 61.2% of total deposits at December 31, 2007. Borrowed funds increased $65.9 million, or 6.1%, to $1.14 billion at June 30, 2008, from $1.08 billion at December 31, 2007.

Total stockholders’ equity increased $9.0 million, or 0.9%, to $1.01 billion at June 30, 2008, compared to $1.00 billion at December 31, 2007. This increase was primarily attributable to net income of $21.0 million and the allocation of shares to stock-based compensation plans of $4.5 million, partially offset by cash dividends declared totaling $13.2 million, an increase of $2.8 million in unrealized securities losses, net of tax, and common stock repurchases totaling $484,000. At June 30, 2008, book value per share and tangible book value per share were $16.92 and $8.25, respectively, compared with $16.78 and $8.05, respectively, at December 31, 2007.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month line of credit with the FHLB-NY. As of June 30, 2008, the Company had $86.0 million in outstanding borrowings against these lines of credit.

Cash needs for the six months ended June 30, 2008, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, sales of residential mortgage loans, mortgage-backed securities and investments, and increases in deposits. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases, and the repayment of borrowings.

As of June 30, 2008, the Bank exceeded all regulatory capital requirements as follows:

	At June 30, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$232,679	4.00%	$373,692	6.42%
Tier 1 risk-based capital	158,887	4.00	373,692	9.41
Total risk-based capital	317,775	8.00	414,810	10.44

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

General. The Company reported net income of $10.4 million for the three months ended June 30, 2008 and $21.0 million for the six months ended June 30, 2008, compared to $13.6 million and $24.4 million for the same periods in 2007. Basic and diluted earnings per share were $0.18 for the quarter and $0.38 for the six months ended June 30, 2008, compared with basic and diluted earnings per share of $0.22 for the same quarter in 2007 and $0.41 for the six months ended June 30, 2007. The annualized return on average assets was 0.66% and 0.67% for the three and six months ended June 30, 2008, respectively, compared with 0.88% and 0.83% for the same respective periods in 2007. Annualized return on average equity was 4.13% and 4.20% for the three and six months ended June 30, 2008, compared with 5.14% and 4.74% for the same respective periods in 2007.

Earnings and per share data for the three and six months ended June 30, 2008, reflected severance costs totaling $503,000, net of tax, recognized during the second quarter of 2008. Results for the six months ended June 30, 2008, were also impacted by a $180,000 net after-tax gain recorded in connection with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s initial public offering in the first quarter of 2008, and a $175,000 net after-tax gain resulting from the sale of a branch office in the first quarter of 2008.

Earnings and per share data for the three and six months ended June 30, 2007, were impacted by the settlement of an insurance claim which resulted in a recovery of $3.5 million, net of tax, related to a fraud loss that occurred and was recognized in 2002, and the April 1, 2007 acquisition of First Morris Bank & Trust (“First Morris”) and related one-time expenses of $246,000, net of tax.

Net Interest Income. Total net interest income increased $2.5 million, or 6.3%, to $42.6 million for the quarter ended June 30, 2008, compared to $40.0 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, total net interest income increased $4.4 million, or 5.8%, to $81.8 million, compared to $77.3 million for the same period in 2007. Interest income for the second quarter of 2008 decreased $1.6 million, or 2.0%, to $75.3 million, compared to $76.9 million for the same period in 2007. For the six months ended June 30, 2008, interest income increased $5.1 million, or 3.4%, to $152.0 million, compared to $146.9 million for the six months ended June 30, 2007. Interest expense decreased $4.1 million, or 11.1%, to $32.8 million for the quarter ended June 30, 2008, compared to $36.9 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, interest expense increased $615,000, or 0.9%, to $70.2 million, compared to $69.6 million for the six months ended June 30, 2007. The changes in interest income and expense for the three months ended June 30, 2008, versus the comparable 2007 period reflected decreased short-term interest rates and a steepening yield curve, as the Federal Open Market Committee of the Federal Reserve Bank reduced the discount rate by 225 basis points from 4.25% through April of 2008. The changes in interest income and expense for the six months ended June 30, 2008, versus the comparable 2007 period were also impacted by increases in the average volume of interest-earning assets and interest-bearing liabilities attributable to the April 1, 2007 acquisition of First Morris.

The Company’s net interest margin increased 8 basis points to 3.10% for the quarter ended June 30, 2008, compared to 3.02% for the quarter ended June 30, 2007. The net interest margin for the quarter ended June 30, 2008, increased 23 basis points from the trailing quarter net interest margin of 2.87%. The net interest margin decreased 4 basis points to 2.98% for the six months ended June 30, 2008, from 3.02% for the same period in 2007. The net interest spread was 2.76% for the quarter ended June 30, 2008, compared with 2.58% for the same period in 2007 and 2.49% for the trailing quarter. For the six months ended June 30, 2008, the net interest spread was 2.62%, compared with 2.55% for the same period in 2007.

The average yield on interest-earning assets decreased 31 basis points to 5.50% for the quarter ended June 30, 2008, compared to 5.81% for the comparable quarter in 2007. Compared to the trailing quarter, the yield on interest-earning assets decreased 13 basis points from 5.63%. For the six months ended June 30, 2008, the yield on interest-earning assets decreased 20 basis points to 5.56%, from 5.76% for the same period in 2007.

The average cost of interest-bearing liabilities decreased 49 basis points to 2.74% for the quarter ended June 30, 2008, compared to 3.23% for the quarter ended June 30, 2007. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 40 basis points from 3.14%. For the six months ended June 30, 2008, the average cost of interest-bearing liabilities decreased 27 basis points to 2.94%, from 3.21% for the same period in 2007.

The average balance of net loans increased $138.5 million, or 3.4%, to $4.20 billion for the quarter ended June 30, 2008, compared to $4.07 billion for the same period in 2007. Income on loans secured by real estate decreased $1.8 million, or 4.2%, to $40.6 million for the three months ended June 30, 2008, compared to $42.3 million for the three months ended June 30, 2007. Interest income on commercial loans decreased $39,000, or 0.4%, to $10.6 million for the quarter ended June 30, 2008, compared to $10.7 million for the quarter ended June 30, 2007. Consumer loan interest income decreased $775,000, or 7.8%, to $9.1 million for the quarter ended June 30, 2008, compared to $9.9 million for the quarter ended June 30, 2007. The average loan yield for the three months ended June 30, 2008 was 5.76%, compared with 6.20% for the same period in 2007.

For the six months ended June 30, 2008, the average balance of net loans increased $317.1 million, or 8.1%, to $4.22 billion, compared to $3.90 billion for the same period in 2007. Income on loans secured by real estate decreased $583,000, or 0.7%, to $81.9 million for the six months ended June 30, 2008, compared to $82.5 million for the six months ended June 30, 2007. Interest income on commercial loans increased $3.6 million, or 19.5%, to $21.9 million for the six months ended June 30, 2008, compared to $18.3 million for the six months ended June 30, 2007. Consumer loan interest income was stable at $18.8 million for the six months ended June 30, 2008 and 2007. The average loan yield for the six months ended June 30, 2008, was 5.83%, compared with 6.16% for the same period in 2007.

Interest income on investment securities held to maturity decreased $276,000, or 7.1%, to $3.6 million for the quarter ended June 30, 2008, compared to $3.9 million for the quarter ended June 30, 2007. Average investment securities held to maturity totaled $354.0 million for the quarter ended June 30, 2008, compared with $377.0 million for the same period last year. For the six months ended June 30, 2008, interest income on investment securities held to maturity decreased $608,000, or 7.7%, to $7.3 million, compared to $7.9 million for the same period in 2007. Average investment securities held to maturity totaled $354.7 million for the six months ended June 30, 2008, compared with $381.6 million for the same period last year.

Interest income on securities available for sale increased $1.3 million, or 13.3%, to $11.3 million for the quarter ended June 30, 2008, compared to $10.0 million for the quarter ended June 30, 2007. Average securities available for sale were $887.4 million for the three months ended June 30, 2008, compared with $824.5 million for the same period in 2007. For the six months ended June 30, 2008, interest income on securities available for sale increased $2.4 million, or 12.5%, to $21.6 million, compared to $19.2 million for the six months ended June 30, 2007. Average securities available for sale were $837.8 million for the six months ended June 30, 2008, compared with $796.4 million for the same period in 2007. The average yield on all securities was

4.66% and 4.67% for the three and six months ended June 30, 2008, respectively, compared with 4.52% and 4.48% for the same respective periods in 2007.

The average balance of interest-bearing core deposit accounts increased $46.1 million, or 2.2%, to $2.14 billion for the quarter ended June 30, 2008, compared to $2.10 billion for the quarter ended June 30, 2007. For the six months ended June 30, 2008, average interest-bearing core deposits increased $182.2 million, or 9.4%, to $2.13 billion, compared with $1.95 billion for the same period in 2007. Average time deposit account balances decreased $153.1 million, or 8.9%, to $1.57 billion for the quarter ended June 30, 2008, compared to $1.72 billion for the same period in 2007. For the six months ended June 30, 2008, average time deposits decreased $50.6 million, or 3.1%, to $1.59 billion, compared with $1.64 billion for the same period in 2007. Interest paid on deposit accounts decreased $7.0 million, or 24.0%, to $22.2 million for the quarter ended June 30, 2008, compared to $29.2 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, interest paid on deposit accounts decreased $4.5 million, or 8.5%, to $48.8 million, compared to $53.4 million for the six months ended June 30, 2007. The average cost of interest-bearing deposits was 2.41% and 2.64% for the three and six months ended June 30, 2008, respectively, compared with 3.07% and 3.00% for the three and six months ended June 30, 2007, respectively.

Average borrowings increased $353.3 million, or 47.1%, to $1.10 billion for the quarter ended June 30, 2008, compared to $749.4 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, average borrowings increased $305.2 million, or 38.9%, to $1.09 billion, compared to $785.6 million for the six months ended June 30, 2007. Interest paid on borrowed funds increased $2.9 million, or 38.0%, to $10.5 million for the quarter ended June 30, 2008, from $7.6 million for the quarter ended June 30, 2007. For the six months ended June 30, 2008, interest paid on borrowed funds increased $5.2 million, or 31.7%, to $21.4 million, from $16.3 million for the six months ended June 30, 2007. The average cost of borrowings was 3.84% and 3.95% for the three and six months ended June 30, 2008, respectively, compared with 4.09% and 4.17% for the three and six months ended June 30, 2007, respectively.

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

The Company recorded provisions for loan losses of $1.5 million and $2.8 million for the three and six months ended June 30, 2008, respectively. This compares with provisions for loan losses of $1.2 million and $1.5 million recorded for the three and six months ended June 30, 2007, respectively. The increase in the provision for loan losses for the three and six months ended June 30, 2008, compared with the same periods in 2007, was attributable to an increase in non-performing loans, year-over-year growth in the loan portfolio, and an increase in commercial loans as a percentage of the loan portfolio to 45.1% at June 30, 2008, from 43.4% at June 30, 2007, as well as ongoing uncertainty with respect to general economic conditions. Total non-performing loans as a percentage of total loans were 0.86% at June 30, 2008, compared with 0.81% at December 31, 2007, and 0.26% at June 30, 2007. At June 30, 2008, non-performing loans included a $16.0 million loan secured by a 64-unit condominium project which was greater than 90 days past due and still accruing interest. Subsequent to June 30, 2008, the borrower closed on the sale of ten units, brought the loan current and reduced the outstanding principal balance by $2.6 million. The loan is now performing in accordance with its original contractual terms. The Company had net charge-offs of $1.2 million and $2.5 million for the three and six months ended June 30, 2008, respectively, compared to net recoveries of $61,000 and $5,000 for the same respective periods in 2007. The allowance for loan losses was $41.1 million, or 0.96% of total loans at June 30, 2008, compared to $40.8 million, or 0.95% of total loans at December 31, 2007, and $36.8 million, or 0.89% of total loans at June 30, 2007.

Non-Interest Income. Non-interest income totaled $6.7 million for the quarter ended June 30, 2008, a decrease of $7.5 million compared to the same period in 2007. In 2007, the Company recorded a one-time gain on an insurance settlement of $5.9 million, before taxes, related to the resolution of previously disclosed litigation. Fee income for the quarter ended June 30, 2008 decreased $1.8 million, or 27.4%, compared to the same period in 2007, primarily as a result of decreases in the value of equity fund holdings and lower loan prepayment income. Partially offsetting these decreases are net gains on securities transactions totaling $305,000 for the quarter ended June 30, 2008, compared with net losses of $63,000 for the same quarter in 2007.

For the six months ended June 30, 2008, non-interest income totaled $15.5 million, a decrease of $6.5 million, or 29.5%, compared to the same period in 2007. In 2007, the Company recorded a one-time gain on an insurance settlement of $5.9 million, before taxes, related to the resolution of previously disclosed litigation. Fee income decreased $1.2 million, or 9.5%, for the six months ended June 30, 2008, compared to the same period in 2007, primarily as a result of decreases in the value of equity fund holdings. Partially offsetting these decreases are net gains on securities transactions totaling $401,000 for the six months ended June 30, 2008, compared with net losses of $63,000 for the same period in 2007.

Non-Interest Expense. For the three months ended June 30, 2008, non-interest expense decreased $844,000, or 2.5%, to $33.3 million, compared to $34.1 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, compensation and benefits expense decreased $308,000, compared with the same period in 2007, despite the recognition of $773,000 in pre-tax severance costs during the second quarter of 2008, as a result of previous staff reductions and lower stock-based compensation costs. Data processing and advertising costs decreased $366,000 and $153,000, respectively, for the quarter ended June 30, 2008, compared with the same period in 2007, as prior year costs included charges related to the First Morris acquisition. Amortization of intangibles decreased $312,000 for the three months ended June 30, 2008, compared with the same period in 2007, as a result of scheduled reductions in the amortization of core deposit intangibles.

For the six months ended June 30, 2008, non-interest expense increased $1.8 million, or 2.8%, to $65.2 million, compared to $63.5 million for the six months ended June 30, 2007. Other operating expenses increased $1.0 million for the six months ended June 30, 2008, compared with the same period in 2007, due to increases in several categories, including $356,000 in expense associated with the Company’s proportionate share of a litigation reserve established by Visa, as well as increases in attorney fees and costs associated with foreclosed assets. Net occupancy expense increased $918,000 due primarily to the addition of nine branch locations in connection with the acquisition of First Morris. Compensation and benefits expense increased $235,000, primarily as a result of $773,000 in pre-tax severance costs incurred during the second quarter of 2008. Partially offsetting these increases, advertising and data processing costs decreased $423,000 and $57,000, respectively, for the six months ended June 30, 2008, compared with the same period in 2007, as prior year costs included charges related to the First Morris acquisition.

The Company’s annualized non-interest expense as a percentage of average assets was 2.11% for the quarter ended June 30, 2008, compared with 2.21% for the same period in 2007. For the six months ended June 30, 2008, non-interest expense as a percentage of average assets was 2.07%, compared with 2.16% for the same period in 2007. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 67.62% for the quarter ended June 30, 2008, compared with 62.94% for the same period in 2007. For the six months ended June 30, 2008, the efficiency ratio was 67.12%, compared with 63.95% for the same period in 2007.

Income Tax Expense. Income tax expense decreased $1.2 million, to $4.1 million, on income before taxes of $14.4 million, resulting in an effective tax rate of 28.3% for the three months ended June 30, 2008, compared to income tax expense of $5.3 million on income before taxes of $18.9 million, resulting in an effective tax rate of 28.0% for the same period in 2007. Income tax expense decreased $1.7 million to $8.1 million, on income before taxes of $29.2 million, resulting in an effective tax rate of 27.8% for the six months ended June 30, 2008, compared to income tax expense of $9.8 million on income before taxes of $34.3 million, resulting in an effective tax rate of 28.7% for the same period in 2007. The decrease in income tax expense was primarily attributable to reduced income before income taxes.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest-bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 10% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2008 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$185,647	$2,821	1.5%
-100	185,041	2,215	1.2%
Static	182,826	—	—
+100	180,558	(2,268)	(1.2%)
+200	178,263	(4,563)	(2.5%)

The preceding table indicates that as of June 30, 2008, in the event of a 200 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.5%, or $4.6 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 1.5%, or $2.8 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of

June 30, 2008 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,351,464	$93,015	7.4%	19.9%	4.8%
-100	1,324,681	66,232	5.3	19.7	3.7
Flat	1,258,449	—	—	19.0	—
+100	1,178,100	(80,349)	(6.4)	18.1	(4.8)
+200	1,069,429	(189,020)	(15.0)	16.7	(12.0)

The above table indicates that as of June 30, 2008, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 15.0%, or $189.0 million. If rates were to decrease 200 basis points, the model forecasts a 7.4%, or $93.0 million increase in the present value of equity.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2008 through April 30, 2008	—	$—	—	2,216,541
May 1, 2008 through May 31, 2008	369	15.15	369	2,216,172
June 1, 2008 through June 30, 2008	—	—	—	2,216,172
Total	369	$15.15	369

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The 2008 Annual Meeting of Stockholders was held on April 23, 2008 (the “Annual Meeting”). The matters considered and voted on by the Company’s stockholders at the Annual Meeting and the vote of the stockholders were as follows:

Matter 1. The election of five directors, each for a three-year term.

Name	FOR	WITHHELD
Laura L. Brooks	51,475,155	2,167,314
Carlos Hernandez	51,007,611	2,634,858
William T. Jackson	51,108,071	2,534,398
Katharine Laud	50,976,942	2,665,527
Arthur McConnell	51,144,339	2,498,130

Matter 2. The approval of the 2008 Long-Term Equity Incentive Plan.

FOR	AGAINST	ABSTAIN
31,844,819	10,145,284	813,649

Matter 3. The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

FOR	AGAINST	ABSTAIN
55,267,128	1,065,799	309,542

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*
3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.******
4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *
10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *
10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *
10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **
10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **
10.5	Amended and Restated Supplemental Executive Retirement Plan. **
10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **
10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *
10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **
10.9	Voluntary Bonus Deferral Plan, as amended. *
10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **
10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***
10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****
10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****

10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****
10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****
10.16	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. *******
10.17	Separation Agreement by and between Provident Financial Services, Inc., The Provident Bank and Kevin J. Ward dated December 20, 2007. ******
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
******	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
*******	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: August 11, 2008	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Linda A. Niro
Linda A. Niro
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)