Form 10-Q
period 2008-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2008-11-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 1, 2008 there were 83,209,293 shares issued and 60,049,720 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 438,563 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2008 (Unaudited) and December 31, 2007

(Dollars in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$84,970	$83,737
Federal funds sold	—	18,000
Short-term investments	3,664	38,892

Total cash and cash equivalents	88,634	140,629

Investment securities held to maturity (market value of $347,193 (unaudited) and $359,699 at September 30, 2008 and December 31, 2007, respectively)	354,112	358,491
Securities available for sale, at fair value	832,659	769,615
Federal Home Loan Bank (“FHLB”) stock	43,149	39,764
Loans	4,378,148	4,296,291
Less allowance for loan losses	43,329	40,782

Net loans	4,334,819	4,255,509

Foreclosed assets, net	3,556	1,041
Banking premises and equipment, net	77,078	79,138
Accrued interest receivable	23,587	24,665
Intangible assets	516,031	520,722
Bank-owned life insurance (“BOLI”)	125,654	121,674
Other assets	51,826	48,143

Total assets	$6,451,105	$6,359,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,732,534	$1,553,625
Savings deposits	904,596	1,031,725
Certificates of deposit of $100,000 or more	431,744	480,362
Other time deposits	1,067,003	1,159,108

Total deposits	4,135,877	4,224,820
Mortgage escrow deposits	19,648	18,075
Borrowed funds	1,244,794	1,075,104
Other liabilities	35,218	40,598

Total liabilities	5,435,537	5,358,597

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,609,837 shares outstanding at September 30, 2008, and 59,646,936 shares outstanding at December 31, 2007	832	832
Additional paid-in capital	1,013,080	1,009,120
Retained earnings	451,856	437,503
Accumulated other comprehensive income	186	4,335
Treasury stock, at cost	(384,852)	(383,407)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(65,534)	(67,589)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,690)	(7,759)
Deferred compensation – DDFP	7,690	7,759

Total stockholders’ equity	1,015,568	1,000,794

Total liabilities and stockholders’ equity	$6,451,105	$6,359,391

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and nine months ended September 30, 2008 and 2007 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income:
Real estate secured loans	$42,465	$42,791	$124,406	$125,315
Commercial loans	10,665	11,547	32,568	29,880
Consumer loans	9,106	10,227	27,932	29,061
Investment securities	3,606	3,802	10,860	11,664
Securities available for sale	10,770	9,418	32,372	28,614
Other short-term investments	26	37	329	115
Federal funds sold	—	5	164	110

Total interest income	76,638	77,827	228,631	224,759

Interest expense:
Deposits	20,133	30,307	68,945	83,663
Borrowed funds	11,154	8,237	32,577	24,501

Total interest expense	31,287	38,544	101,522	108,164

Net interest income	45,351	39,283	127,109	116,595
Provision for loan losses	3,800	1,300	6,600	2,800

Net interest income after provision for loan losses	41,551	37,983	120,509	113,795

Non-interest income:
Fees	7,281	6,435	18,287	18,599
Gain on insurance settlement	—	—	—	5,947
BOLI	1,320	1,339	3,980	4,026
Net (loss) gain on securities transactions	(966)	2	(565)	(61)
Other income	140	297	1,525	1,490

Total non-interest income	7,775	8,073	23,227	30,001

Non-interest expense:
Compensation and employee benefits	16,591	20,842	50,768	54,784
Net occupancy expense	5,195	4,938	15,626	14,451
Data processing expense	2,296	2,249	6,903	6,913
Amortization of intangibles	1,373	1,677	4,706	4,915
Advertising and promotion expense	1,160	1,089	2,989	3,341
Other operating expenses	5,343	4,916	16,210	14,775

Total non-interest expense	31,958	35,711	97,202	99,179

Income before income tax expense	17,368	10,345	46,534	44,617
Income tax expense	4,205	2,085	12,325	11,932

Net income	$13,163	$8,260	$34,209	$32,685

Basic earnings per share	$0.23	$0.14	$0.61	$0.55
Average basic shares outstanding	56,078,691	58,968,076	56,006,174	59,787,076
Diluted earnings per share	$0.23	$0.14	$0.61	$0.55
Average diluted shares outstanding	56,078,870	58,968,076	56,006,234	59,787,076

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	32,685	—	—	—	—	—	32,685
Other comprehensive income:
Unrealized holding gains on securities arising during the period (net of tax of $1,821)	—	—	—	2,444	—	—	—	—	2,444
Reclassification adjustment for losses included in net income (net of tax of ($27))	—	—	—	34	—	—	—	—	34
Amortization related to post-retirement obligations (net of tax of ($124))	—	—	—	(179)	—	—	—	—	(179)

Total comprehensive income									$34,984

Common stock issued in connection with the First Morris acquisition, net	33	61,902	—	—	—	—	—	—	61,935
Cash dividends declared	—	—	(19,894)	—	—	—	—	—	(19,894)
Tax contingency reserve reversal	—	2,048	—	—	—	—	—	—	2,048
Distributions from DDFP	—	47	—	—	—	—	166	(166)	47
Purchase of treasury stock	—	—	—	—	(80,275)	—	—	—	(80,275)
Allocation of ESOP shares	—	(21)	—	—	—	2,047	—	—	2,026
Allocation of SAP shares	—	3,763	—	—	—	—	—	—	3,763
Allocation of stock options	—	2,585	—	—	—	—	—	—	2,585

Balance at September 30, 2007	$832	$1,007,940	$437,749	$(4,851)	$(346,862)	$(68,433)	$(12,844)	$12,844	$1,026,375

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008 and 2007 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	34,209	—	—	—	—	—	34,209
Other comprehensive income:
Unrealized holding losses on securities arising during the period (net of tax of ($3,057))	—	—	—	(4,784)	—	—	—	—	(4,784)
Reclassification adjustment for losses included in net income (net of tax of ($226))	—	—	—	339	—	—	—	—	339
Amortization related to post-retirement obligations (net of tax of $204)	—	—	—	296	—	—	—	—	296

Total comprehensive income									$30,060

Cash dividends declared	—	—	(19,856)	—	—	—	—	—	(19,856)
Distributions from DDFP	—	(3)	—	—	—	—	69	(69)	(3)
Purchases of treasury stock	—	—	—	—	(1,445)	—	—	—	(1,445)
Allocation of ESOP shares	—	(324)	—	—	—	2,055	—	—	1,731
Allocation of SAP shares	—	2,513	—	—	—	—	—	—	2,513
Allocation of stock options	—	1,774	—	—	—	—	—	—	1,774

Balance at September 30, 2008	$832	$1,013,080	$451,856	$186	$(384,852)	$(65,534)	$(7,690)	$7,690	$1,015,568

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$34,209	$32,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,531	10,425
Provision for loan losses	6,600	2,800
Deferred tax benefit	(4,495)	(4,545)
Increase in cash surrender value of BOLI	(3,980)	(4,026)
Net amortization of premiums and discounts on securities	229	797
Accretion of net deferred loan fees	(1,608)	(1,575)
Amortization of premiums on purchased loans, net	1,966	2,477
Net increase in loans originated for sale	(13,281)	(6,209)
Proceeds from sales of loans originated for sale	13,275	6,284
Proceeds from sales of foreclosed assets, net	4,953	689
Allocation of ESOP shares	1,731	2,026
Allocation of SAP shares	2,513	3,763
Allocation of stock options	1,774	2,585
Net loss (gain) on sale of loans	6	(75)
Net gain on securities available for sale	(844)	(61)
Impairment charge on securities	1,409	—
Net gain on sale of premises and equipment	(87)	(153)
Net gain on sale of foreclosed assets	(1)	—
Decrease (increase) in accrued interest receivable	1,078	(984)
(Increase) decrease in other assets	(3,587)	9,887
(Decrease) increase in other liabilities	(5,380)	1,056

Net cash provided by operating activities	47,011	57,846

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	35,855	32,638
Purchases of investment securities	(31,774)	(8,642)
Proceeds from sales of securities available for sale	7,731	43,287
Proceeds from maturities and paydowns of securities available for sale	159,087	163,207
Purchases of securities available for sale	(181,918)	(21,680)
Purchases of loans	(228,426)	(58,353)
Net decrease (increase) in loans	83,098	(52,597)
Cash consideration paid to acquire First Morris, net of cash and cash equivalents received	—	(1,383)
Proceeds from sales of premises and equipment	818	328
Purchases of premises and equipment, net	(4,496)	(6,959)

Net cash (used in) provided by investing activities	(160,025)	89,846

Cash flows from financing activities:
Net decrease in deposits	(88,943)	(61,099)
Increase (decrease) in mortgage escrow deposits	1,573	(99)
Purchases of treasury stock	(1,445)	(80,275)
Cash dividends paid to stockholders	(19,856)	(19,894)
Proceeds from long-term borrowings	390,600	110,000
Payments on long-term borrowings	(327,601)	(143,062)
Net increase in short-term borrowings	106,691	65,629

Net cash provided by (used in) financing activities	61,019	(128,800)

Net (decrease) increase in cash and cash equivalents	(51,995)	18,892
Cash and cash equivalents at beginning of period	140,629	92,057

Cash and cash equivalents at end of period	$88,634	$110,949

Cash paid during the period for:
Interest on deposits and borrowings	$102,063	$107,241

Income taxes	$10,371	$15,538

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007 (Unaudited) (Continued)

(Dollars in thousands)

	Nine months ended September 30,
	2008	2007
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$7,896	$761

Loan securitizations	$55,217	$—

Fair value of assets acquired	$—	$554,284

Goodwill and core deposit intangible	$—	$96,952

Liabilities assumed	$—	$527,256

Common stock issued for First Morris acquisition	$—	$61,935

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2007 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended September 30,						For the nine months ended September 30,
	2008			2007			2008			2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$13,163			$8,260			$34,209			$32,685

Basic earnings per share:
Income available to common stockholders	$13,163	56,078,691	$0.23	$8,260	58,968,076	$0.14	$34,209	56,006,174	$0.61	$32,685	59,787,076	$0.55
Dilutive shares		179			—			60			—

Diluted earnings per share:
Income available to common stockholders	$13,163	56,078,870	$0.23	$8,260	58,968,076	$0.14	$34,209	56,006,234	$0.61	$32,685	59,787,076	$0.55

Anti-dilutive stock options and awards totaling 4,263,178 shares at September 30, 2008, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Mortgage loans:
Residential	$1,787,599	$1,705,747
Commercial	997,149	847,907
Multi-family	55,244	67,546
Construction	229,420	309,569

Total mortgage loans	3,069,412	2,930,769

Commercial loans	671,636	712,062
Consumer loans	626,670	644,134

Total other loans	1,298,306	1,356,196

Premium on purchased loans	11,051	9,793
Unearned discounts	(523)	(661)
Net deferred (fees) costs	(98)	194

	$4,378,148	$4,296,291

The activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$41,118	$36,764	$40,782	$32,434
Provision charged to operations	3,800	1,300	6,600	2,800
Allowance for loan losses transferred from First Morris	—	—	—	2,825
Recoveries of loans previously charged off	700	346	1,903	1,753
Loans charged off	(2,289)	(819)	(5,956)	(2,221)

Balance at end of period	$43,329	$37,591	$43,329	$37,591

Note 3. Deposits

Deposits at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Savings	$904,596	$1,031,725
Money market	680,006	598,344
NOW	589,328	467,868
Non-interest bearing	463,200	487,413
Certificates of deposit	1,498,747	1,639,470

	$4,135,877	$4,224,820

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

Net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 include the following components (in thousands):

	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	Three months ended September 30,				Nine months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$—	—	41	47	$—	—	140	181
Interest cost	267	234	252	237	761	724	764	759
Expected return on plan assets	(389)	(413)	—	—	(1,168)	(1,212)	—	—
Amortization of unrecognized transitional obligation	—	—	—	58	—	—	—	123
Amortization of prior service cost	—	—	(1)	(1)	—	—	(3)	(3)
Amortization of the net (gain) loss	—	—	(174)	(162)	—	—	(496)	(423)

Net periodic benefit (increase) cost	$(122)	(179)	118	179	$(407)	(488)	405	637

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it does not expect to contribute to its defined benefit pension plan in 2008. As of September 30, 2008, no contributions to the defined benefit pension plan have been made.

The net periodic benefit (increase) costs for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2008 were calculated using the results of the January 1, 2008 Statement of Financial Accounting Standards (“SFAS”) No. 87 and SFAS No. 106 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In October 2008, Financial Accounting Standards Board Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued. FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company considered the guidance in FSP 157-3 in determining the fair value of financial instruments as discussed in Note 6 to the unaudited consolidated financial statements.

In June 2008, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its calculation of earnings per share.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy.

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$832,659	$102,195	$730,464	$—
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	2,208	—	—	2,208

The following valuation techniques are based upon the unpaid principal balance only and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and nine months ended September 30, 2008.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and nine months ended September 30, 2008.

For loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. The Company recognized impairment charges of $1.2 million via specific reserves established through the provision for loan losses in connection with loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114 during the nine months ended September 30, 2008.

There were no changes to the valuation techniques for fair value measurement during the three and nine months ended September 30, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. As stated in Note 5, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

Note 7. Subsequent Event

On October 28, 2008, Visa Inc. announced that it has agreed to settle litigation with Discover Financial Services, originally filed in 2004, for $1.89 billion. The settlement includes $1.74 billion from the litigation escrow created under Visa’s retrospective responsibility plan, $80.0 million from Visa Inc. to obtain releases from MasterCard for all potential claims against Visa, including those related to Visa’s former Settlement Service Fee, and an additional $65.0 million which will be refunded by Morgan Stanley under a separate agreement related to the settlement.

This settlement is subject to approval by Visa’s former U.S. member financial institutions. The settlement agreement ends all current litigation between Discover, Visa USA, Visa International, and MasterCard and it releases Visa and its members from all potential liability related to Visa’s existing rules or agreements with member financial institutions. As a former U.S. member financial institution, the Company’s total liability with respect to the Discover settlement is approximately $107,000, of which $40,000 was recorded in a previous quarter.

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

Management believes the primary risks inherent in the portfolio are a decline in the economy, generally, a decline in real estate market values, and possible increases in interest rates. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. The Company engages an independent third party to perform an annual analysis during the fourth quarter to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies, including a review of comparable transactions and discounted cash flow analysis. A continuing period of market disruption resulting in the Company’s stock price remaining below its book value per share may adversely impact the goodwill valuation. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the three or nine months ended September 30, 2008 or 2007.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The Company evaluates its intent and ability to hold securities for a sufficient time to recover the recorded principal balance. The Company also has investments in common stock issued by several publicly-traded financial institutions, the valuation of which is affected by the institutions’ performance and market conditions. During the three and nine months ended September 30, 2008, the Company recognized impairment charges totaling $1.4 million related to investments in a debt security issued by Lehman Brothers Holdings, Inc. and the common stock of two publicly-traded financial institutions.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Total assets at September 30, 2008 increased $91.7 million, or 1.4%, to $6.45 billion compared to $6.36 billion at December 31, 2007, due primarily to increases in loans and securities available for sale.

Securities available for sale, at fair value, increased $63.0 million, or 8.2%, to $832.7 million at September 30, 2008, compared to $769.6 million at December 31, 2007. The increase in the securities available for sale portfolio included $55.2 million of residential mortgage loan pools that were securitized by the Company in the first quarter of 2008 and are held as securities available for sale. The investment portfolio consists primarily of Agency-guaranteed mortgage-backed securities and bank-qualified municipal bonds. There are no preferred or trust preferred equity securities, or common or preferred stock of Fannie Mae or Freddie Mac in the portfolio. The weighted average life of the Company’s available for sale securities portfolio was 4.8 years at September 30, 2008.

Federal Home Loan Bank stock increased $3.4 million, or 8.5%, to $43.1 million at September 30, 2008, compared to $39.8 million at December 31, 2007. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at September 30, 2008 increased $79.3 million, or 1.9%, to $4.33 billion, compared to $4.26 billion at December 31, 2007, as year-to-date loan originations and purchases more than offset the securitization of $55.2 million of conforming one- to four-family 30-year fixed-rate residential mortgage loans during the first quarter of 2008. Loan originations totaled $952.6 million and loan purchases totaled $228.4 million for the nine months ended September 30, 2008. Compared with December 31, 2007, commercial mortgage and multi-family loans increased $136.9 million, and residential mortgage loans increased $81.9 million, while construction loans decreased $80.1 million, commercial loans decreased $40.4 million, and consumer loans decreased $17.5 million. Commercial loans, consisting of commercial real estate, construction and commercial loans, totaled $1.95 billion, or 44.7% of the loan portfolio at September 30, 2008, compared to $1.94 billion, or 45.2% of the loan portfolio at December 31, 2007. The Company intends to continue to focus on the origination of commercial loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.41 billion and accounted for 55.3% of the loan portfolio at September 30, 2008, compared to $2.35 billion, or 54.8% of the portfolio at December 31, 2007.

At September 30, 2008, the allowance for loan losses totaled $43.3 million, or 0.99% of total loans, compared with $40.8 million, or 0.95% of total loans at December 31, 2007. Total non-performing loans were $35.3 million, or 0.81% of total loans at September 30, 2008, compared to $34.6 million, or 0.81% of total loans at December 31, 2007. The Company had one loan with an outstanding balance of $1.1 million at September 30, 2008, for which terms have been modified under a troubled debt restructuring. This loan was current as to principal and interest prior to restructuring and has continued to perform in accordance with the modified terms; therefore it is not included in non-performing loans at September 30, 2008. No impairment charge has been required with respect to this loan. Non-performing assets were $38.8 million, or 0.60% of total assets at September 30, 2008, compared to $35.7 million, or 0.56% of total assets at December 31, 2007.

At September 30, 2008, the Company identified two commercial real estate loans and one commercial loan with total outstanding balances of $22.5 million that are potential problem loans. These loans were not past due at September 30, 2008, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in these loans being included later in non-performing loans.

At September 30, 2008, the Company held $3.6 million of foreclosed assets, compared with $1.0 million at December 31, 2007. The increase in foreclosed assets was primarily attributable to one commercial real estate line of credit secured by a number of properties that was previously classified as impaired.

Total deposits decreased $88.9 million to $4.14 billion at September 30, 2008, from $4.22 billion at December 31, 2007. However, core deposits, which consist of all demand and savings deposits, increased $51.8 million, or 2.0%, to $2.64 billion at September 30, 2008, compared to $2.59 billion at December 31, 2007. Within core deposits, NOW checking account balances increased $121.5 million, to $589.3 million at September 30, 2008, and money market account balances increased $81.7 million, to $680.0 million at September 30, 2008. These increases were primarily due to increases in relationship checking and money market account balances, increases in business money market accounts, and a shift in customer deposits out of short-term certificates of deposit and lower-rate savings accounts. Certificates of deposit decreased $140.7 million, or 8.8%, to $1.50 billion at September 30, 2008, compared to $1.64 billion at December 31, 2007. Certain higher-cost certificates of deposit that matured were replaced with borrowed funds at more favorable rates, as the Company continued to emphasize relationship banking in its deposit acquisition strategy. Core deposits increased to 63.8% of total deposits at September 30, 2008, from 61.2% of total deposits at December 31, 2007. Borrowed funds increased $169.7 million, or 15.8%, to $1.24 billion at September 30, 2008, from $1.08 billion at December 31, 2007.

Total stockholders’ equity increased $14.8 million, or 1.5%, to $1.02 billion at September 30, 2008, compared to $1.00 billion at December 31, 2007. This increase was primarily attributable to net income of $34.2 million and the allocation of shares to stock-based compensation plans of $6.0 million, partially offset by cash dividends declared totaling $19.9 million, an increase of $4.8 million in unrealized securities losses, net of tax, and common stock repurchases totaling $1.4 million. At September 30, 2008, book value per share and tangible book value per share were $17.04 and $8.38, respectively, compared with $16.78 and $8.05, respectively, at December 31, 2007.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments and sales, maturities and sales of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month line of credit with the FHLB-NY. As of September 30, 2008, the Company had $50.0 million in outstanding borrowings against these lines of credit.

Cash needs for the nine months ended September 30, 2008, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, borrowings and sales of residential mortgage loans, mortgage-backed securities and investments. The cash was used primarily to fund interest and operating expenses, current loan originations and purchases, securities purchases, and the net reduction in deposits.

As of September 30, 2008, the Bank and the Company exceeded all regulatory capital requirements as follows:

	At September 30, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$235,521	4.00%	$383,866	6.52%
Tier 1 risk-based capital	160,578	4.00	383,866	9.56
Total risk-based capital	321,155	8.00	427,195	10.64
Company:
Regulatory Tier 1 leverage capital	$236,188	4.00%	$500,246	8.47%
Tier 1 risk-based capital	161,171	4.00	500,246	12.42
Total risk-based capital	322,341	8.00	543,575	13.49

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

General. The Company reported net income of $13.2 million for the three months ended September 30, 2008 and $34.2 million for the nine months ended September 30, 2008, compared to $8.3 million and $32.7 million for the same periods in 2007. Basic and diluted earnings per share were $0.23 for the quarter and $0.61 for the nine months ended September 30, 2008, compared with basic and diluted earnings per share of $0.14 for the same quarter in 2007 and $0.55 for the nine months ended September 30, 2007. The annualized return on average assets was 0.82% and 0.72% for the three and nine months ended September 30, 2008, respectively, compared with 0.53% and 0.73% for the same respective periods in 2007. Annualized return on average equity was 5.17% and 4.53% for the three and nine months ended September 30, 2008, compared with 3.18% and 4.22% for the same respective periods in 2007.

Earnings and per share data for the nine months ended September 30, 2008 reflect severance costs totaling $503,000, net of tax, recognized during the second quarter of 2008. In addition, the Company recorded other-than-temporary impairment charges on investments in a debt security issued by Lehman Brothers Holdings, Inc. and the common stock of two publicly-traded financial institutions totaling $869,000, net of tax, during the quarter ended September 30, 2008. Results for the nine months ended September 30, 2008, were also impacted by a $180,000 net after-tax gain recorded in connection with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s initial public offering in the first quarter of 2008, and a $175,000 net after-tax gain resulting from the sale of a branch office in the first quarter of 2008.

Earnings and per share data for the three and nine months ended September 30, 2007 were impacted by severance charges totaling $1.9 million, net of tax. Earnings and per share data for the nine months ended September 30, 2007 were further impacted by the settlement of an insurance claim which resulted in a recovery of $3.5 million, net of tax, related to a fraud loss that occurred and was recognized in 2002, and one-time expenses of $246,000, net of tax, related to the April 1, 2007 acquisition of First Morris Bank & Trust (“First Morris”).

Net Interest Income. Total net interest income increased $6.1 million, or 15.4%, to $45.4 million for the quarter ended September 30, 2008, compared to $39.3 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, total net interest income increased $10.5 million, or 9.0%, to $127.1 million, compared to $116.6 million for the same period in 2007. Interest income for the third quarter of 2008 decreased $1.2 million, or 1.5%, to $76.6 million, compared to $77.8 million for the same period in 2007. For the nine months ended September 30, 2008, interest income increased $3.9 million, or 1.7%, to $228.6 million, compared to $224.8 million for the nine months ended September 30, 2007. Interest expense decreased $7.3 million, or 18.8%, to $31.3 million for the quarter ended September 30, 2008, compared to $38.5 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, interest expense decreased $6.6 million, or 6.1%, to $101.5 million, compared to $108.2 million for the nine months ended September 30, 2007. The changes in interest income and expense for the three months ended September 30, 2008, versus the comparable 2007 period reflected decreased short-term interest rates and a steepening yield curve, as the Federal Open Market Committee of the Federal Reserve Bank reduced the Federal funds rate by 225 basis points from 4.25% through April of 2008. The changes in interest income and expense for the nine months ended September 30, 2008, versus the comparable 2007 period were also impacted by increases in the average volume of interest-earning assets and interest-bearing liabilities attributable to the April 1, 2007 acquisition of First Morris.

The Company’s net interest margin increased 30 basis points to 3.27% for the quarter ended September 30, 2008, compared to 2.97% for the quarter ended September 30, 2007. The net interest margin for the quarter ended September 30, 2008, increased 17 basis points from the trailing quarter net interest margin of 3.10%. The net interest margin increased 8 basis points to 3.08% for the nine months ended September 30, 2008, from 3.00% for the same period in 2007. The net interest spread was 2.96% for the quarter ended September 30, 2008, compared with 2.53% for the same period in 2007 and 2.76% for the trailing quarter. For the nine months ended September 30, 2008, the net interest spread was 2.74%, compared with 2.55% for the same period in 2007.

The average yield on interest-earning assets decreased 36 basis points to 5.51% for the quarter ended September 30, 2008, compared to 5.87% for the comparable quarter in 2007. Compared to the trailing quarter, the yield on interest-earning assets increased 1 basis point from 5.50%. For the nine months ended September 30, 2008, the yield on interest-earning assets decreased 26 basis points to 5.54%, from 5.80% for the same period in 2007.

The average cost of interest-bearing liabilities decreased 79 basis points to 2.55% for the quarter ended September 30, 2008, compared to 3.34% for the quarter ended September 30, 2007. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 19 basis points from 2.74%. For the nine months ended September 30, 2008, the average cost of interest-bearing liabilities decreased 45 basis points to 2.80%, from 3.25% for the same period in 2007.

The average balance of net loans increased $175.9 million, or 4.3%, to $4.29 billion for the quarter ended September 30, 2008, compared to $4.12 billion for the same period in 2007. Income on loans secured by real estate decreased $326,000, or 0.8%, to $42.5 million for the three months ended September 30, 2008, compared to $42.8 million for the three months ended September 30, 2007. Interest income on commercial loans decreased $882,000, or 7.6%, to $10.7 million for the quarter ended September 30, 2008, compared to $11.5 million for the quarter ended September 30, 2007. Consumer loan interest income decreased $1.1 million, or 11.0%, to $9.1 million for the quarter ended September 30, 2008, compared to $10.2 million for the quarter ended September 30, 2007. The average loan yield for the three months ended September 30, 2008 was 5.78%, compared with 6.24% for the same period in 2007.

For the nine months ended September 30, 2008, the average balance of net loans increased $269.4 million, or 6.8%, to $4.24 billion, compared to $3.98 billion for the same period in 2007. Income on loans secured by real estate decreased $909,000, or 0.7%, to $124.4 million for the nine months ended September 30, 2008, compared to $125.3 million for the nine months ended September 30, 2007. Interest income on commercial loans increased $2.7 million, or 9.0%, to $32.6 million for the nine months ended September 30, 2008, compared to $29.9 million for the nine months ended September 30, 2007. Consumer loan interest income decreased $1.1 million, or 3.9%, to $27.9 million for the nine months ended September 30, 2008, compared to $29.1 million for the nine months ended September 30, 2007. The average loan yield for the nine months ended September 30, 2008, was 5.81%, compared with 6.19% for the same period in 2007.

Interest income on investment securities held to maturity decreased $196,000, or 5.2%, to $3.6 million for the quarter ended September 30, 2008, compared to $3.8 million for the quarter ended September 30, 2007. Average investment securities held to maturity totaled $354.6 million for the quarter ended September 30, 2008, compared with $369.5 million for the same period last year. For the nine months ended September 30, 2008, interest income on investment securities held to maturity decreased $804,000, or 6.9%, to $10.9 million, compared to $11.7 million for the same period in 2007. Average investment securities held to maturity totaled $354.7 million for the nine months ended September 30, 2008, compared with $377.5 million for the same period last year.

Interest income on securities available for sale increased $1.4 million, or 14.4%, to $10.8 million for the quarter ended September 30, 2008, compared to $9.4 million for the quarter ended September 30, 2007. Average securities available for sale were $855.0 million for the three months ended September 30, 2008, compared with $765.5 million for the same period in 2007. For the nine months ended September 30, 2008, interest income on securities available for sale increased $3.8 million, or 13.1%, to $32.4 million, compared to $28.6 million for the nine months ended September 30, 2007. Average securities available for sale were $843.6 million for the nine months ended September 30, 2008, compared with $786.0 million for the same period in 2007. The average yield on all securities was 4.59% and 4.64% for the three and nine months ended September 30, 2008, respectively, compared with 4.55% and 4.50% for the same respective periods in 2007.

The average balance of interest-bearing core deposit accounts increased $81.2 million, or 3.9%, to $2.17 billion for the quarter ended September 30, 2008, compared to $2.09 billion for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, average interest-bearing core deposits increased $148.1 million, or 7.4%, to $2.14 billion, compared with $1.99 billion for the same period in 2007. Average time deposit account balances decreased $213.9 million, or 12.5%, to $1.49 billion for the quarter ended September 30, 2008, compared to $1.71 billion for the same period in 2007. For the nine months ended September 30, 2008, average time deposits decreased $105.5 million, or 6.3%, to $1.56 billion, compared with $1.66 billion for the same period in 2007. Interest paid on deposit accounts decreased $10.2 million, or 33.6%, to $20.1 million for the quarter ended September 30, 2008, compared to $30.3 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, interest paid on deposit accounts decreased $14.7 million, or 17.6%, to $68.9 million, compared to $83.7 million for the nine months ended September 30, 2007. The average cost of interest-bearing deposits was 2.19% and 2.49% for the three and nine months ended September 30, 2008, respectively, compared with 3.17% and 3.06% for the three and nine months ended September 30, 2007, respectively.

Average borrowings increased $441.3 million, or 56.2%, to $1.23 billion for the quarter ended September 30, 2008, compared to $785.8 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, average borrowings increased $350.9 million, or 44.7%, to $1.14 billion, compared to $785.6 million for the nine months ended September 30, 2007. Interest paid on borrowed funds increased $2.9 million, or 35.4%, to $11.2 million for the quarter ended September 30, 2008, from $8.2 million for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, interest paid on borrowed funds increased $8.1 million, or 33.0%, to $32.6 million, from $24.5 million for the nine months ended September 30, 2007. The average cost of borrowings was 3.62% and 3.83% for the three and nine months ended September 30, 2008, respectively, compared with 4.16% and 4.17% for the three and nine months ended September 30, 2007, respectively.

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

The Company recorded provisions for loan losses of $3.8 million and $6.6 million for the three and nine months ended September 30, 2008, respectively. This compares with provisions for loan losses of $1.3 million and $2.8 million recorded for the three and nine months ended September 30, 2007, respectively. The increase in the provision for loan losses for the three and nine months ended September 30, 2008, compared with the same periods in 2007, was attributable to an increase in non-performing loans, year-over-year growth in the loan portfolio, and an increase in commercial loans as a percentage of the loan portfolio to 44.7% at September 30, 2008, from 44.0% at September 30, 2007, as well as ongoing uncertainty with respect to general economic conditions. Total non-performing loans as a percentage of total loans were 0.81% at September 30, 2008, compared with 0.81% at December 31, 2007, and 0.26% at September 30, 2007. The Company had net charge-offs of $1.6 million and $4.1 million for the three and nine months ended September 30, 2008, respectively, compared to net charge-offs of $473,000 and $468,000 for the same respective periods in 2007. The allowance for loan losses was $43.3 million, or 0.99% of total loans at September 30, 2008, compared to $40.8 million, or 0.95% of total loans at December 31, 2007, and $37.6 million, or 0.89% of total loans at September 30, 2007.

Non-Interest Income. Non-interest income totaled $7.8 million for the quarter ended September 30, 2008, a decrease of $298,000 compared to the same period in 2007. Net losses on securities transactions totaled $966,000 for the quarter ended September 30, 2008, compared with net gains of $2,000 for the same period last year. The net securities losses for the current quarter included $1.4 million of other-than-temporary impairment charges recognized on investments in a debt security issued by Lehman Brothers Holdings, Inc. and the common stock of two publicly-traded financial institutions. Partially offsetting the net securities losses, fee income for the quarter ended September 30, 2008 increased $846,000, or 13.1%, compared to the same period in 2007, primarily as a result of increases in the value of equity fund holdings. In addition, other income declined $157,000 for the quarter ended September 30, 2008, compared with the same period in 2007, as a result of a non-recurring gain on the sale of real estate recognized in 2007.

For the nine months ended September 30, 2008, non-interest income totaled $23.2 million, a decrease of $6.8 million, or 22.6%, compared to the same period in 2007. In 2007, the Company recorded a one-time gain on an insurance settlement of $5.9 million, before taxes, related to the resolution of previously disclosed litigation. In addition, net losses on securities transactions totaled $565,000 for the nine months ended September 30, 2008, compared with net losses of $61,000 for the same period in 2007.

Non-Interest Expense. For the three months ended September 30, 2008, non-interest expense decreased $3.7 million, or 10.5%, to $32.0 million, compared to $35.7 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, compensation and benefits expense decreased $4.3 million, compared with the same period in 2007. Compensation and benefits expense decreased as a result of previous staff reductions and lower stock-based compensation costs. The Company recorded $3.2 million in severance charges during the quarter ended September 30, 2007. Amortization of intangibles decreased $304,000 for the three months ended September 30, 2008, compared with the same period in 2007, as a result of scheduled reductions in the amortization of core deposit intangibles. Partially offsetting these decreases, other operating expenses increased $427,000 for the quarter ended September 30, 2008, compared with the same period in 2007, due primarily to expenses related to foreclosed assets.

For the nine months ended September 30, 2008, non-interest expense decreased $2.0 million, or 2.0%, to $97.2 million, compared to $99.2 million for the nine months ended September 30, 2007. Compensation and benefits expense decreased $4.0 million, as a result of previous staff reductions and lower stock-based compensation costs. The Company incurred $773,000 in pre-tax severance costs during the second quarter of 2008, compared with $3.2 million in severance charges recognized during the quarter ended September 30, 2007. Advertising costs decreased $352,000 for the nine months ended September 30, 2008, compared with the same period in 2007, as prior year costs included charges related to the First Morris acquisition. Amortization of intangibles decreased $209,000 for the nine months ended September 30, 2008, compared with the same period in 2007, as a result of scheduled reductions in the amortization of core deposit intangibles. Partially offsetting these decreases, other operating expenses increased $1.4 million for the nine months ended September 30, 2008, compared with the same period in 2007, due to increases in several categories, including an expense of $356,000 associated with the Company’s proportionate share of a litigation reserve established by Visa, as well as increases in attorney fees and costs associated with foreclosed assets. Net occupancy expense increased $1.2 million for the nine months ended September 30, 2008, compared with the same period in 2007, due primarily to the addition of nine branch locations in connection with the acquisition of First Morris.

The Company’s annualized non-interest expense as a percentage of average assets improved to 1.98% for the quarter ended September 30, 2008, compared with 2.30% for the same period in 2007. For the nine months ended September 30, 2008, non-interest expense as a percentage of average assets was 2.04%, compared with 2.21% for the same period in 2007. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) improved to 60.16% for the quarter ended September 30, 2008, compared with 75.41% for the same period in 2007. For the nine months ended September 30, 2008, the efficiency ratio was 64.66%, compared with 67.65% for the same period in 2007.

Income Tax Expense. For the three months ended September 30, 2008, the Company’s income tax expense was $4.2 million, compared with $2.1 million for the same period in 2007. For the nine months ended September 30, 2008, the Company’s income tax expense was $12.3 million, compared with $11.9 million for the same period in 2007. The increase in income tax expense was primarily attributable to increased income before income taxes. For the three and nine months ended September 30, 2008, the Company’s effective tax rates were 24.2% and 26.5%, respectively, compared with 20.2% and 26.7% for the three and nine months ended September 30, 2007, respectively. The effective tax rates for the three and nine months ended September 30, 2008 were favorably impacted by the utilization of capital losses on securities transactions. The effective tax rates for the three and nine months ended September 30, 2007 reflected a larger proportion of the Company’s income being derived from tax-exempt sources, primarily as a result of lower pre-tax income in 2007 due to $3.2 million in severance charges recorded during the quarter ended September 30, 2007.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest-bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 5% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2008 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$187,099	$831	0.4%
-100	188,059	1,791	1.0%
Static	186,268	—	—
+100	184,310	(1,958)	(1.1%)
+200	182,082	(4,186)	(2.2%)

The preceding table indicates that as of September 30, 2008, in the event of a 200 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.2%, or $4.2 million. In the event of a 200 basis point decrease in interest rates, net interest income is projected to increase 0.4%, or $831,000.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2008 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,405,241	$84,856	6.4%	20.4%	4.1%
-100	1,381,287	60,902	4.6	20.2	3.1
Flat	1,320,385	—	—	19.6	—
+100	1,235,473	(84,912)	(6.4)	18.7	(4.8)
+200	1,118,046	(202,339)	(15.3)	17.2	(12.2)

The above table indicates that as of September 30, 2008, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 15.3%, or $202.3 million. If rates were to decrease 200 basis points, the model forecasts a 6.4%, or $84.9 million increase in the present value of equity.

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

Except for the additional risk factor described below, there are no material changes to the risk factors as previously disclosed in Item 1A of Part 1 of the Company’s 2007 Form 10-K.

Our Expenses Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2008 through July 31, 2008	3,987	$14.49	3,987	2,212,185
August 1, 2008 through August 31, 2008	60,932	14.47	60,932	2,151,253
September 1, 2008 through September 30, 2008	1,105	19.50	1,105	2,150,148
Total	66,024	$14.56	66,024

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc.*
3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.******
4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. *
10.1	Form of Employment Agreement between Provident Financial Services, Inc. and certain executive officers. *
10.2	Form of Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. *
10.3	Amended and Restated Employee Savings Incentive Plan, as amended. **
10.4	Employee Stock Ownership Plan* and Amendment No. 1 to the Employee Stock Ownership Plan. **
10.5	Amended and Restated Supplemental Executive Retirement Plan. **
10.6	Amended and Restated Supplemental Executive Savings Plan, as amended. **
10.7	Retirement Plan for the Board of Directors of The Provident Bank, as amended. *
10.8	Amendment No. 1 and Amendment No. 2 to The Provident Bank Amended and Restated Board of Directors Voluntary Fee Deferral Plan. **
10.9	Voluntary Bonus Deferral Plan, as amended. *
10.10	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan, as amended. **
10.11	First Savings Bank Directors’ Deferred Fee Plan, as amended. ***
10.12	The Provident Bank 2005 Board of Directors Voluntary Fee Deferral Plan. ****
10.13	The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan. ****
10.14	Provident Financial Services, Inc. 2003 Stock Option Plan. *****
10.15	Provident Financial Services, Inc. 2003 Stock Award Plan. *****
10.16	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. *******
10.17	Separation Agreement by and between Provident Financial Services, Inc., The Provident Bank and Kevin J. Ward dated December 20, 2007. ******
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
**	Filed as exhibits to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
***	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
****	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004 (File No. 001-31566).
*****	Filed as exhibits to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
******	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
*******	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: November 10, 2008	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Linda A. Niro
Linda A. Niro
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)