Form 10-K
period 2008-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2009-03-02
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of February 15, 2009, there were 83,209,293 issued and 60,271,472 shares of the Registrant’s Common Stock outstanding, including 437,243 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2008, as quoted by the NYSE, was approximately $804.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

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

Provident Financial Services, Inc.

The Company is a Delaware corporation which, on January 15, 2003, became the holding company for The Provident Bank (the “Bank”), following the completion of the conversion of the Bank to a stock chartered savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board. The Company completed the acquisition of First Sentinel Bancorp, Inc. on July 14, 2004, and completed the acquisition of First Morris Bank & Trust on April 1, 2007.

At December 31, 2008, the Company had total assets of $6.55 billion, net loans of $4.48 billion, total deposits of $4.23 billion, and total stockholders’ equity of $1.02 billion. The Company’s mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and the Company’s telephone number is (201) 333-1000.

The Provident Bank

Originally established in 1839, the Bank is a New Jersey-chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Bank is a community- and customer-oriented bank currently operating 82 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union, which the Bank considers its primary market area. The Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its markets. The Bank attracts deposits from the general public in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

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

Asset Quality. As of December 31, 2008, non-performing assets were $62.6 million or 0.96% of total assets, compared to $35.7 million or 0.56% of total assets at December 31, 2007. While the Bank’s non-performing asset levels have been adversely impacted by the recent slowdown in the residential real estate market and the challenging economic environment, the Bank continues to focus on conservative underwriting criteria and on aggressive collection efforts.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $2.69 billion at December 31, 2008, representing 63.7% of total deposits, compared with $2.59 billion, or 61.2% of total deposits at December 31, 2007. The Bank also focuses on increasing the number of households and businesses served and the number of bank products per customer.

Non-Interest Income. The Bank’s emphasis on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. A primary source of non-interest income is derived from fees on core deposit accounts. The Bank also offers investment products, estate management and wealth management services to generate non-interest income. Total non-interest income was $30.2 million for the year ended December 31, 2008, compared with $35.5 million for the year ended December 31, 2007, and fee income was $23.4 million for the year ended December 31, 2008, compared with $24.5 million for the year ended December 31, 2007. In 2007, the Company recorded a non-recurring gain on an insurance settlement of $5.9 million, before taxes, related to the resolution of previously disclosed litigation.

Managing Interest Rate Risk. Although the Bank’s liabilities are more sensitive to changes in interest rates than its assets, the Bank manages its exposure to interest rate risk by emphasizing the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2008, 46.2% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2008, the Bank’s securities portfolio, excluding equity securities, totaled $1.15 billion and had an average expected life of 3.42 years.

Capital Management. The Company repurchased 101,200 shares of its common stock at a cost of $1.4 million and paid cash dividends totaling $24.7 million in 2008.

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

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2008, the Bank operated a network of 83 full-service banking offices throughout ten counties in northern and central New Jersey, comprised of 15 offices in Hudson County, 3 in Bergen, 6 in Essex,

1 in Mercer, 23 in Middlesex, 10 in Monmouth, 12 in Morris, 5 in Ocean, 5 in Somerset and 3 in Union Counties. The Bank also maintains The Provident Loan Center in Woodbridge, New Jersey as well as a satellite Loan Production office in Convent Station, New Jersey. In January 2009, the Bank consolidated an underperforming branch office in Monmouth County into another existing branch location. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s ten-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population estimates as of 2007, the Bank’s ten-county market area has a population of 6.0 million, which was 69.0% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, because of its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, employment trends in New Jersey during 2008 witnessed a slight increase in the total civilian labor force and an increase in the unemployment rate to 7.1% at December 31, 2008, compared to a rate of 4.2% at December 31, 2007.

Within its ten-county market area, the Bank had an approximate 2.36% share of bank deposits as of June 30, 2008, the latest date for which statistics are available, and an approximate 1.85% deposit share of the New Jersey market statewide.

COMPETITION

The Bank faces intense competition both in originating loans and attracting deposits. The northern and central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies and other loan origination firms operating in our market area. The Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in the market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than the Bank and offer services that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchases of short-term money market securities and other corporate and government securities.

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,793,123	40.03%	$1,705,747	40.08%	$1,623,374	43.28%	$1,773,288	47.83%	$1,866,614	50.82%
Commercial mortgage loans	1,017,008	22.70	847,907	19.93	701,519	18.70	594,788	16.04	653,312	17.78
Multi-family mortgage loans	95,498	2.13	67,546	1.59	69,356	1.85	77,112	2.08	85,785	2.34
Construction loans	233,727	5.22	309,569	7.27	282,898	7.54	289,453	7.81	188,902	5.14

Total mortgage loans	3,139,356	70.08	2,930,769	68.87	2,677,147	71.37	2,734,641	73.76	2,794,613	76.08

Commercial loans	753,173	16.81	712,062	16.73	503,786	13.43	436,285	11.77	386,151	10.51
Consumer loans	624,282	13.94	644,134	15.14	592,948	15.80	556,645	15.02	514,296	14.00

Total other loans	1,377,455	30.75	1,356,196	31.87	1,096,734	29.23	992,930	26.79	900,447	24.51

Premiums on purchased loans	10,980	0.24	9,793	0.23	11,285	0.30	13,190	0.35	14,421	0.39
Unearned discounts	(492)	(0.01)	(661)	(0.02)	(875)	(0.02)	(1,110)	(0.03)	(1,309)	(0.04)
Net deferred costs (fees)	(551)	0.01	194	0.00	(627)	(0.02)	(529)	(0.01)	(961)	(0.02)
Allowance for loan losses	(47,712)	(1.07)	(40,782)	(0.95)	(32,434)	(0.86)	(31,980)	(0.86)	(33,766)	(0.92)

Total loans, net	$4,479,036	100.00%	$4,255,509	100.00%	$3,751,230	100.00%	$3,707,142	100.00%	$3,673,445	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2008, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$9,128	$4,503	$32,001	$265,269	$391,938	$1,090,284	$1,793,123
Commercial mortgage loans	107,687	76,436	152,365	511,769	158,139	10,612	1,017,008
Multi-family mortgage loans	934	2,097	7,494	58,880	24,471	1,622	95,498
Construction loans	148,177	80,991	—	4,559	—	—	233,727

Total mortgage loans	265,926	164,027	191,860	840,477	574,548	1,102,518	3,139,356
Commercial loans	153,835	142,158	109,167	248,985	89,229	9,799	753,173
Consumer loans	6,853	20,308	30,399	99,904	344,927	121,891	624,282

Total loans	$426,614	$326,493	$331,426	$1,189,366	$1,008,704	$1,234,208	$4,516,811

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2008, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2009. Adjustable-rate loans are included based on contractual maturities.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$924,408	$859,587	$1,783,995
Commercial mortgage loans	658,957	250,364	909,321
Multi-family mortgage loans	72,996	21,568	94,564
Construction loans	11,604	73,946	85,550

Total mortgage loans	1,667,965	1,205,465	2,873,430
Commercial loans	296,920	302,418	599,338
Consumer loans	465,693	151,736	617,429

Total loans	$2,430,578	$1,659,619	$4,090,197

Residential Mortgage Lending. A principal lending activity of the Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives, the internet and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. Residential mortgage lending represents the largest single component of the total loan portfolio. As of December 31, 2008, $1.79 billion or 39.7% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 52.1% were fixed-rate and 47.9% were adjustable-rate loans.

The Bank originates fixed-rate fully amortizing residential mortgage loans, with the principal and interest due each month, that typically have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. Adjustable-rate mortgage loans are offered with a fixed-rate period of 1, 3, 5, 7 or 10 years prior to the first annual interest rate adjustment. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2 3/4%, adjusting annually with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.

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

Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2008, $16.5 million, or 11.7% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2008 were long-term, fixed-rate mortgages.

The retention of adjustable-rate mortgages, as opposed to longer-term, fixed-rate residential mortgage loans, helps reduce the Bank’s exposure to interest rate risk. However, adjustable-rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. To minimize this risk, borrowers of one- to four-family, one- and three-year adjustable-rate loans are qualified at the maximum rate which would be in effect after the first interest rate adjustment. The Bank believes that these credit risks, which have not had a material adverse effect on the Bank to date, generally are less onerous than the interest rate risk associated with holding 20- and 30-year fixed-rate loans in its loan portfolio.

The Bank has for many years offered discounted rates on loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $154.0 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $28.4 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. Commercial real estate and construction loans were 27.7% of the portfolio at December 31, 2008. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period that is generally five to ten years or less, which may adjust after the initial period. Typically these loans are written for maturities of ten years or less and have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.25 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and contacts in the commercial real estate market.

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

The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner-occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank attempts to understand and control the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is appropriate, the Bank employs environmental experts to inspect the property and ascertain any potential environmental risks.

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

The Bank’s largest commercial mortgage loan as of December 31, 2008 was a $24.3 million loan secured by a first mortgage on a 640,000 square foot, multi-tenanted industrial warehouse building located in North Brunswick, New Jersey. The loan has a risk rating of 3 (loans rated 1-4 are deemed to be of “acceptable quality”—see discussion of the Bank’s 9-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2008.

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

Construction lending generally involves a greater degree of risk than one- to four-family mortgage lending. Repayment of a construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject project and the successful marketing of the sale or lease of the project. Construction delays, slower than anticipated absorption or the financial impairment of the builder may negatively affect the borrower’s ability to repay the loan.

For all construction loans, the Bank requires an independent appraisal, which includes information on market rents and/or comparable sales and competing projects. The Bank also attempts to obtain personal guarantees and conducts environmental due diligence as appropriate.

The Bank also employs other means to control the risk of the construction lending process. For single family/condominium financing, the Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit. On commercial construction projects that the developer maintains for rental, the Bank typically holds back funds for tenant improvements until a lease is executed.

The Bank’s largest construction loan as of December 31, 2008 was a $28.0 million construction mortgage loan secured by a first mortgage on a 7-story, 950 space parking garage, 8 townhomes and retail space located in Jersey City, New Jersey. The Bank’s share of the total loan was $19.0 million, all of which was outstanding at December 31, 2008. As of December 31, 2008, a participation in the remaining $9.0 million was held by another lending institution. The borrowers are experienced developers in the State of New Jersey. The construction is complete and the property is in the final stages of stabilization. The loan has a risk rating of 3 and was performing in accordance with its terms and conditions as of December 31, 2008. Outstanding construction loans decreased to $233.7 million at December 31, 2008 from $309.6 million at December 31, 2007, as the Bank de-emphasized construction lending due to economic conditions.

Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 16.7% of the loan portfolio at December 31, 2008. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank offers commercial loans for equipment purchases, lines of credit or letters of credit, as well as loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial loans are fully amortized over a five-year period.

The Bank also underwrites Small Business Administration (“SBA”) guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank holds “Preferred Lender” status with the SBA, allowing a more streamlined application and approval process.

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

Commercial business loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $25.0 million line of credit to a financial services firm which had a risk rating of 2. As of December 31, 2008, the line had an outstanding balance of $25.0 million and was performing in accordance with its terms and conditions.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 13.8% of the loan portfolio at December 31, 2008. Home equity loans and home equity lines of credit constituted 78.8% of the consumer loan portfolio as of December 31, 2008. Indirect marine loans comprised 17.2% of the consumer loan portfolio, and indirect auto loans comprised 2.3% of the consumer loan portfolio at December 31, 2008, respectively. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans. Effective September 30, 2007, the Bank ceased purchasing indirect auto loans.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2008 were $342.3 million and $122.8 million, respectively.

The Bank purchases marine loans from established dealers and brokers located on the East Coast of the United States, which are underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $1.0 million. All marine loans are collateralized by a first lien on the vessel. Originations of marine loans in 2008 declined 24% from 2007 as the Bank de-emphasized marine lending due to economic conditions.

The Bank’s consumer loan portfolio contains other types of loans such as loans on automobiles, motorcycles, recreational vehicles and personal loans, which represent 1.7% of the consumer loan portfolio. Personal unsecured loans are originated primarily as an accommodation to existing customers.

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Originations:
Residential mortgage	$141,318	$192,141	$95,753
Commercial mortgage	257,970	215,214	186,004
Multi-family mortgage	41,375	18,666	226
Construction	231,786	236,128	254,116
Commercial	473,661	421,345	391,161
Consumer	185,229	202,662	251,941

Subtotal of loans originated	1,331,339	1,286,156	1,179,201
Loans purchased	267,823	79,131	57,170

Total loans originated	1,599,162	1,365,287	1,236,371

Loans acquired from First Morris:
Residential mortgage	—	73,913	—
Commercial mortgage	—	28,490	—
Multi-family mortgage	—	—	—
Construction	—	15,273	—
Commercial	—	158,766	—
Consumer	—	58,867	—

Total loans acquired from First Morris	—	335,309	—

Loans sold or securitized	71,675	8,862	17,687

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Repayments:
Residential mortgage	251,744	249,252	284,475
Commercial mortgage	117,811	128,356	79,272
Multi-family mortgage	13,424	20,983	7,982
Construction	273,393	228,267	260,671
Commercial	430,079	341,635	322,636
Consumer	200,261	206,399	212,889

Total repayments	1,286,712	1,174,892	1,167,925

Total reductions	1,358,387	1,183,754	1,185,612

Other items, net(1)	(10,318)	(4,215)	(6,217)

Net increase	$230,457	$512,627	$44,542

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

Loan Approval Procedures and Authority. The Bank’s Board of Directors approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The Lending Policy sets the Bank’s lending authority for each type of loan. The Bank’s lending officers are assigned dollar authority limits based upon their experience and expertise. All loan approvals require joint lending authority.

The largest individual lending authority is $5.0 million, which is only available to the Chief Executive Officer and the Chief Lending Officer. Loans in excess of $5.0 million, or which when combined with existing credits of the borrower or related borrowers exceed $5.0 million, are presented to the management Credit Committee. The Credit Committee currently consists of seven senior officers and requires a majority vote for credit approval. The Credit Committee has a $15.0 million approval authority and the Loan Committee of the Board of Directors of the Bank has approval authority exceeding $15.0 million. All credit approvals by the Loan Committee are reported to the Board of Directors of the Bank.

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

Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2008, the regulatory lending limit was $64.1 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $55.0 million for loans with a risk rating of 2 or better, $50.0 million for loans with a risk rating of 3 and $45.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.

At December 31, 2008, the Bank’s largest total lending relationship with an individual borrower and its related entities was $63.0 million, consisting of a line of credit and ten commercial mortgage loans all with a risk rating of 3. The line of credit is partially secured by an assignment of partnership interests. Eight of the commercial mortgage loans are secured by first mortgages on retail and office buildings in New Jersey. The remaining two commercial mortgage loans are secured by second mortgages on retail buildings in New Jersey.

The borrower is an experienced and successful owner and operator of commercial properties. Management has determined that this exception to the internal policy limit is manageable and is mitigated by the borrower’s diverse revenue mix as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the Loan Committee of the Board of Directors and reported to the Board of Directors of the Bank, and conformed with the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2008, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.

As of December 31, 2008, the Bank had $980.7 million in loans outstanding to its 50 largest borrowers and their related entities.

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

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Lending Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2008, there were ten impaired loans totaling $37.8 million.

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

The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2008, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Loans are classified in accordance with the risk rating system described above. At December 31, 2008, $34.1 million of loans were classified as “substandard,” which consisted of $14.5 million in residential loans, $7.2 million in commercial and multi-family mortgage loans, $6.5 million in commercial loans and $5.9 million in consumer loans. At that same date, loans classified as “doubtful” totaled $34.3 million, consisting of $23.3 million in commercial and multi-family mortgage loans and $11.0 million in construction loans. There were no loans classified as “loss” at December 31, 2008. As of December 31, 2008, $50.4 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2008				At December 31, 2007				At December 31, 2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	28	$5,786	60	$14,503	17	$4,109	27	$4,228	14	$2,023	38	$4,426
Commercial mortgage loans	—	—	9	24,830	—	—	10	3,452	—	—	—	—
Multi-family mortgage loans	—	—	—	—	—	—	1	742	—	—	1	742
Construction loans	—	—	2	9,403	—	—	3	375	—	—	2	569

Total mortgage loans	28	5,786	71	48,736	17	4,109	41	8,797	14	2,023	41	5,737
Commercial loans	16	1,482	20	4,456	11	590	7	498	8	1,112	4	508
Consumer loans	74	1,356	72	5,926	59	2,270	30	2,297	40	1,327	39	1,304

Total loans	118	$8,624	163	$59,118	87	$6,969	78	$11,592	62	$4,462	84	$7,549

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were no non-accrual troubled debt restructurings as defined in Statement of Financial Accounting Standards (“SFAS”) No. 114 at any of the dates indicated. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$14,503	$4,228	$4,426	$3,956	$4,184
Commercial mortgage loans	24,830	21,918	—	—	—
Multi-family mortgage loans	—	742	742	—	—
Construction loans	9,403	375	569	—	—
Commercial loans	4,456	5,083	234	843	862
Consumer loans	5,926	2,298	1,304	1,206	1,149

Total non-accruing loans	59,118	34,644	7,275	6,005	6,195
Accruing loans delinquent 90 days or more	—	—	274	—	—

Total non-performing loans	59,118	34,644	7,549	6,005	6,195
Foreclosed assets	3,439	1,041	528	670	140

Total non-performing assets	$62,557	$35,685	$8,077	$6,675	$6,335

Total non-performing assets as a percentage of total assets	0.96%	0.56%	0.14%	0.11%	0.10%

Total non-performing loans to total loans	1.31%	0.81%	0.20%	0.16%	0.17%

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.3 million during the year ended December 31, 2008. At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

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

As part of its evaluation of the adequacy of the allowance for loan losses, each quarter management prepares a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing loan risk ratings include the following:

•	results of the routine loan quality reviews by the Loan Review Department and by outside third parties retained by the Loan Review Department;

•	general economic and business conditions affecting key lending areas;

•	credit quality trends (including trends in non-performing loans, including anticipated trends based on market conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio; and

•	duration and breadth of the current business cycle.

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department, and for loans requiring Credit Committee approval, are periodically reviewed by the Credit Committee in the credit renewal or approval process.

Each quarter the lending groups prepare individual Credit Risk Management Reports for the Credit Administration Department. These reports review all commercial loans and commercial mortgage loans that have been determined to involve above-average risk (risk rating of 5 or worse). The Credit Risk Management Reports contain the reason for the risk rating assigned to each loan, status of the loan and any current developments. These reports are submitted to a committee chaired by the Credit Administration Officer. Each loan officer reviews the loan and the corresponding Credit Risk Management Report with the committee and the risk rating is evaluated for appropriateness.

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

Based on the composition of the loan portfolio, management believes the primary risks inherent in the portfolio are a possible further decline in the economy, a possible further decline in real estate market values and possible increases in interest rates. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$40,782	$32,434	$31,980	$33,766	$20,631

Charge offs:
Residential mortgage loans	20	24	9	18	71
Commercial mortgage loans	3,529	—	—	22	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	88	—	—	—	—
Commercial loans	1,967	1,044	1,025	1,008	1,671
Consumer loans	4,821	2,127	1,800	2,986	4,619

Total	10,425	3,195	2,834	4,034	6,361

Recoveries:
Residential mortgage loans	2	138	158	155	186
Commercial mortgage loans	480	13	14	93	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	88	—	—	—	—
Commercial loans	372	622	305	340	432
Consumer loans	1,313	1,415	1,491	1,060	2,353

Total	2,255	2,188	1,968	1,648	2,971

Net charge-offs	8,170	1,007	866	2,386	3,390
Provision for loan losses	15,100	6,530	1,320	600	3,600
Allowance of acquired institution	—	2,825	—	—	12,925

Balance at end of period	$47,712	$40,782	$32,434	$31,980	$33,766

Ratio of net charge-offs during the period to average loans outstanding during the period	0.19%	0.02%	0.02%	0.07%	0.12%

Allowance for loan losses to total loans	1.05%	0.95%	0.86%	0.86%	0.91%

Allowance for loan losses to non-performing loans	80.71%	117.72%	429.65%	532.56%	545.05%

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$4,142	39.70%	$2,882	39.79%	$2,736	43.01%	$2,854	47.57%	$3,000	50.52%
Commercial mortgage loans	14,938	22.52	8,977	19.78	8,873	18.59	7,246	15.96	7,893	17.68
Multi-family mortgage loans	973	2.11	735	1.58	768	1.84	773	2.07	930	2.32
Construction loans	5,264	5.17	7,947	7.22	4,837	7.50	4,397	7.77	2,918	5.11
Commercial loans	12,697	16.68	10,841	16.61	6,311	13.35	5,676	11.70	7,400	10.45
Consumer loans	6,854	13.82	6,764	15.02	6,119	15.71	5,760	14.93	5,889	13.92
Unallocated	2,844	—	2,636	—	2,790	—	5,274	—	5,736	—

Total	$47,712	100.00%	$40,782	100.00%	$32,434	100.00%	$31,980	100.00%	$33,766	100.00%

INVESTMENT ACTIVITIES

General. The Board of Directors annually approves the investment policy for the Bank and the Company. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the investment policy and establish investment strategies. The Chief Operating Officer, Chief Financial Officer, Treasurer and Assistant Treasurer are authorized to make investment decisions consistent with the investment policy. Investment transactions for the Bank are reported to the Board of Directors of the Bank on a monthly basis.

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

The investment strategy is to maximize the return on the investment portfolio consistent with guidelines that have been established for liquidity, safety, duration and diversification. The investment strategy also considers the Bank’s and the Company’s interest rate risk position as well as liquidity, loan demand and other factors. Acceptable investment securities include U.S. Treasury and Agency obligations, collateralized mortgage obligations (“CMOs”), corporate debt obligations, municipal bonds, mortgage-backed securities, commercial paper, mutual funds, bankers’ acceptances and Federal funds. Securities purchased for the investment portfolio require a minimum credit rating of “A” by Moody’s or Standard & Poor’s.

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

The Company conducts a periodic review and evaluation of securities available for sale and held to maturity to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures, primarily in securities that are backed by sub-prime loans, have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates its intent and ability to hold securities to maturity or for a sufficient period of time to recover the recorded principal balance. The Company also has investments in common stock issued by several publicly-traded financial institutions, the valuation of which is affected by the institutions’ performance and market conditions.

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At December 31, 2008, the Bank held $110.6 million in privately-issued CMO’s in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following tables sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$91,435	$91,109	$120,254	$119,894	$153,628	$151,054
State and municipal obligations	256,049	260,514	238,237	239,805	236,028	235,326

Total held-to-maturity	$347,484	$351,623	$358,491	$359,699	$389,656	$386,380

Available for Sale:
U.S. Treasury obligations	$997	$1,013	$3,980	$4,035	$10,998	$10,971
State and municipal obligations	17,664	18,107	20,678	20,912	10,917	10,863
Mortgage-backed securities	692,020	689,461	646,056	645,622	693,274	681,803
FHLMC obligations	20,102	20,826	32,084	32,504	9,870	9,882
FNMA obligations	—	—	10,006	10,072	10,016	9,987
FHLB obligations	66,249	68,546	26,000	26,119	29,893	29,813
FFCB obligations	5,009	5,102	5,031	5,095	—	—
Corporate obligations	3,558	3,345	3,977	3,984	11,999	11,999
Equity securities	14,617	13,929	22,822	21,272	25,837	25,576

Total available for sale	$820,216	$820,329	$770,634	$769,615	$802,804	$790,894

Average expected life of securities(1)	3.42 years		3.96 years		3.87 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2008:
FNMA	$267,627	$240,552
FHLMC	366,035	372,553

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2008. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2008
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$2,511	3.98%	$37,386	4.83%	$51,538	4.99%	$91,435	4.90%
State and municipal obligations	10,814	3.91	70,594	3.65	111,286	3.81	63,355	3.91	256,049	3.79

Total held to maturity	$10,814	3.91%	$73,105	3.66%	$148,672	4.07%	$114,893	4.39%	$347,484	4.08%

Available for sale:
U.S. Treasury obligations	$1,013	4.59%	$—	—%	$—	—%	$—	—%	$1,013	4.59%
State and municipal obligations	676	4.23	10,305	4.31	7,126	4.06	—	—	18,107	4.21
Mortgage-backed securities	—	—	21,882	4.43	190,788	4.64	476,791	5.04	689,461	4.91
Agency obligations	30,494	4.19	63,980	3.49	—	—	—	—	94,474	3.72
Corporate obligations	1,000	5.03	2,345	5.12	—	—	—	—	3,345	5.09

Total available for sale	$33,183	4.23%	$98,512	3.82%	$197,914	4.62%	$476,791	5.04%	$806,400	4.75%

(1)	Yields are not tax equivalent.

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

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When considering deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 63.7% of total deposits at December 31, 2008 and 61.2% of total deposits at December 31, 2007. As of December 31, 2008 and December 31, 2007, time deposits maturing in less than one year amounted to $1.17 billion and $1.43 billion, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2008.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit of $100,000 or more	$126,781	$81,089	$128,926	$108,670	$445,466
Certificates of deposit less than $100,000	308,354	232,787	288,679	257,225	1,087,045

Total certificates of deposit	$435,135	$313,876	$417,605	$365,895	$1,532,511

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2008						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2008	2007	2006
	(In thousands)
Rate:
0.00 to 0.99%	$3,216	$4	$3	$1	$2	$—	$3,226	$3,779	$2,288
1.00 to 2.00%	28,669	—	—	129	167	129	29,094	201	1,159
2.01 to 3.00%	770,370	9,596	2,688	—	54	—	782,708	14,867	47,829
3.01 to 4.00%	324,298	149,592	14,625	546	25,679	791	515,531	435,883	547,986
4.01 to 5.00%	36,068	58,704	13,869	19,732	40,416	1,440	170,229	1,053,351	539,810
5.01 to 6.00%	3,441	425	15,109	8,995	248	24	28,242	127,708	411,468
6.01 to 7.00%	533	1,942	739	150	—	51	3,415	3,532	8,821
Over 7.01%	20	4	—	42	—	—	66	149	141

Total	$1,166,615	$220,267	$47,033	$29,595	$66,566	$2,435	$1,532,511	$1,639,470	$1,559,502

Borrowed Funds. At December 31, 2008, the Bank had $1.25 billion of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.

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

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$650,425	$522,544	$495,436
FHLB line of credit	106,000	96,000	91,000
Securities sold under agreements to repurchase	606,749	537,315	434,483

Average Balance:
FHLB advances	529,859	344,087	437,612
FHLB line of credit	67,727	49,657	46,033
Securities sold under agreements to repurchase	565,945	439,217	366,933

Weighted Average Interest Rate:
FHLB advances	3.96%	3.83%	3.50%
FHLB line of credit	1.84	5.33	5.29
Securities sold under agreements to repurchase	3.73	4.32	3.86

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
FHLB advances	$557,277	$522,544	$429,788
FHLB line of credit	96,000	72,000	58,000
Securities sold under repurchase agreements	594,404	480,560	353,202

Total borrowed funds	$1,247,681	$1,075,104	$840,990

Weighted average interest rate of FHLB advances	3.83%	3.92%	3.68%
Weighted average interest rate of FHLB line of credit	0.45%	4.17%	5.39%
Weighted average interest rate of securities sold under agreements to repurchase	3.32%	4.47%	4.16%

WEALTH MANAGEMENT SERVICES

The Bank offers a full range of wealth management services primarily to individuals. These services include investment management and investment advisory accounts, as well as custody accounts. The Bank also serves as trustee for living and testamentary trusts. Trust officers also provide estate settlement services when the Bank has been named executor or guardian of an estate. At December 31, 2008, the book value of assets under administration was $310.0 million and the number of accounts under administration was 718.

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

TPB Realty, LLC, is a wholly-owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2008, TPB Realty had total assets of $2.4 million.

Bergen Avenue Realty, LLC, is a wholly-owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2008, Bergen Avenue Realty had total assets of $2.0 million.

PERSONNEL

As of December 31, 2008, the Company had 881 full-time and 146 part-time employees. None of the Company’s employees were represented by a collective bargaining group. The Company believes its working relationship with its employees is good.

REGULATION

General

As a bank holding company controlling the Bank, the Company is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA. The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”) under the New Jersey Banking Act applicable to bank holding companies. The Company and the Bank are required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Commissioner. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. The Company files certain reports with, and otherwise complies with, the rules and regulations of the SEC under the federal securities laws and the listing requirements of the New York Stock Exchange.

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

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon the approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and the related regulations.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.

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

Tier 1 capital is comprised of:

•	common stockholders’ equity, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values;

•	non-cumulative perpetual preferred stock, including any related surplus; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

Tier 2 capital is comprised of:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatorily convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pre-tax net unrealized holding gains on available for sale equity securities with readily determinable fair values.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2008:

	As of December 31, 2008
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$394,201	6.64%	4.00%
Tier 1 risk-based capital	394,201	9.50	4.00
Total risk-based capital	441,913	10.65	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2008, the Bank was considered “well capitalized” under FDIC guidelines.

Capital Purchase Program. On October 14, 2008, the Capital Purchase Program (“CPP”) was announced by the Treasury Department as part of the Troubled Assets Relief Program, referred to as “TARP”. Pursuant to the CPP, the Treasury proposed to purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the CPP, an eligible financial institution could apply to the U.S. government to issue senior preferred shares to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. The Company was eligible to apply for an investment by the Treasury of between $40.1 million and $120.4 million.

On November 10, 2008, the Company announced that it would not make application to participate in the CPP, citing the Company’s existing capital base which the Company deems adequate to support its growth plans and to provide a stable base for its ongoing lending operations.

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

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. The Bank currently meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries.

Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2008, dividends paid by the FHLB to the Bank totaled $2.4 million.

Deposit Insurance. The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratio to its required level of 1.15 percent within five years. On February 27, 2009, the FDIC took action to extend the restoration plan horizon to seven years.

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

The Emergency Economic Stabilization Act of 2008 (“EESA”), temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. Additionally, the FDIC has implemented a temporary program to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2009. The FDIC implemented the Temporary Liquidity Guarantee Program (“TLG Program”) on November 21, 2008. The TLG Program guarantees newly issued senior secured debt of banks, thrifts and certain holding companies. Although the Company had no outstanding debt guaranteed under the TLG program at December 31, 2008, the Company is eligible to issue guaranteed debt under the TLG program.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. The Bank received an “Outstanding” Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of May 2008.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $10.3 million and up to $44.4 million, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.0 million plus 10% against that portion of total transaction accounts in excess of up to $44.4 million. The first $10.3 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

Internet Banking

Technological developments are significantly altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. There can be no assurance that the bank regulatory agencies will adopt new regulations that will not materially affect the Bank’s internet operations or restrict any such further operations.

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

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2008, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2008:

	As of December 31, 2008
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$504,847	8.48%	4.00%
Tier 1 risk-based capital	504,847	12.13	4.00
Total risk-based capital	552,559	13.28	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2008, the Company was “well capitalized” under Federal Reserve Board guidelines.

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

American Reinvestment and Recovery Act of 2009

On February 17, 2009, the President signed into law H.R. 1, the American Reinvestment and Recovery Act of 2009 (“ARRA”), widely described as the Stimulus Bill. ARRA is intended to preserve and create jobs, stimulate investment in infrastructure and assist the unemployed. ARRA also includes new executive compensation standards applicable to financial and other institutions receiving governmental assistance under the Troubled Assets Relief Program (“TARP”), as established by the Emergency Economic Stabilization Act of 2008.

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

Retained earnings at December 31, 2008 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2008, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, the Company had no net operating loss carryforwards for federal income tax purposes.

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

The Company and the Bank pay the greater of the corporate business tax (“CBT”) (at 9% of taxable income) or the Alternative Minimum Assessment (“AMA”) tax. There are two methods for calculating the AMA tax: the gross receipts method or the gross profits method. Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.125% to 0.4%. Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.25% to 0.8%. The taxpayer has the option of choosing either the gross receipts or gross profits method, but once an election is made, the taxpayer must use the same method for the next four tax years. The AMA tax is creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for each taxpayer may not exceed $5.0 million per year and the sum of the AMA for each member of an affiliated group may not exceed $20.0 million per year for members of an affiliated group with five or more taxpayers. For tax years beginning after June 30, 2006, the AMA tax shall be zero.

New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return of the entire operations of the affiliated group or controlled group, including its own operations and income.

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

Continued and Prolonged Deterioration in the Housing Sector and Related Markets and the Economy May Adversely Affect Our Business and Financial Results

Throughout the course of 2008, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not invest in sub-prime mortgages and related investments, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and unemployment have adversely impacted the credit performance of real estate related loans, resulting in the write-down of asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. We do not expect improvement in financial market conditions in the near future. A worsening of these negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Our Commercial Real Estate, Multi-Family, and Commercial Loans Expose Us to Increased Lending Risks

Our strategy continues to be to increase our commercial mortgage loans, commercial loans and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2008, the average loan size for a commercial mortgage loan was $1.8 million, for a commercial loan was $298,000, and for a construction loan was $2.7 million, compared to an average loan size of $208,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey, including the significant job losses related to Wall Street, have a significant impact on our construction loans, commercial mortgage loans, commercial loans, and residential mortgage loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A continuing significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, further declines in real estate values and the continued slump in real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.

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

We Hold Certain Intangible Assets That Could Be Classified As Impaired In the Future. If These Assets Are Considered to Be Either Partially or Fully Impaired In The Future, Our Earnings Could Decline.

We record all assets and liabilities acquired by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 141. At December 31, 2008, goodwill totaling $498.8 million is not amortized but is subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired. These fair value measurements are subject to the provisions of SFAS No. 157 which we adopted on January 1, 2008.

The goodwill impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied value.

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates.

We performed impairment tests at September 30, 2008 and December 31, 2008 and the results of both analyses indicated no goodwill impairment. Subsequent to the year-end testing, there has been a significant decline in the stock market, the financial sector of the market and of the market price of our common stock. It is possible that our future impairment testing could result in an impairment of the value of goodwill or core deposit intangible assets, or both. If we determine impairment exists at a given point in time, our earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. In any event, the results of impairment testing on goodwill and core deposit intangible assets have no impact on our tangible book value or regulatory capital levels.

Continued or Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings

Our securities portfolio includes securities that have declined in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. These securities include private label mortgage-backed securities and the common stock of local community banks. A prolonged decline in the value of these securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

Recent Legislative and Regulatory Initiatives May Not Stabilize the Banking System

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our Federal Deposit

Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC adopted a final rule under which banks in the best risk category will pay initial base rates ranging from 12 to 16 cents per $100 on an annual basis, beginning on April 1, 2009.

The FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The cost of this emergency special assessment to us will be approximately $5.1 million. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

In addition, the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are affected substantially by our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates could have an adverse affect on net interest income because, as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 1.9% or $3.5 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2008, our available for sale securities portfolio totaled $820.3 million. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

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

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease

We own common stock of the Federal Home Loan Bank of New York (“FHLB-NY”). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2008 was $42.8 million based on its par value. There is no market for our FHLB-NY common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has caused fewer depositors to be willing to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair Our Rights Against Delinquent Borrowers.

There have been legislative and regulatory proposals made that would reduce the amount distressed borrowers may otherwise be contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Property

At December 31, 2008, the Bank conducted business through 83 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $75.8 million at December 31, 2008.

Item 3.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS”. Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2008, there were 83,209,293 shares of the Company’s common stock issued and 59,610,623 shares outstanding and 6,137 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as, the cash dividends paid per common share during the periods indicated.

	2008			2007
	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.18	$11.97	$0.11	$18.42	$16.75	$0.10
Second Quarter	16.13	13.01	0.11	17.59	15.76	0.10
Third Quarter	19.50	13.08	0.11	17.73	13.87	0.11
Fourth Quarter	16.47	11.09	0.11	17.49	13.92	0.11

On January 28, 2009, the Board of Directors declared a quarterly cash dividend of $0.11 per common share, which was paid on February 27, 2009, to common stockholders of record as of the close of business on February 13, 2009. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period beginning January 16, 2003, the first date that the Company’s common stock traded, as reported by the New York Stock Exchange (at a closing price of $15.50 per share on such date), through December 31, 2008, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York, American and NASDAQ stock exchanges. The initial offering price of the Company’s common stock in the mutual-to-stock conversion of The Provident Bank, which was completed on January 15, 2003, was $10.00 per share. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100.

PROVIDENT FINANCIAL SERVICES, INC.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Provident Financial Services, Inc.	100.00	103.84	101.03	101.11	82.49	90.23
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
SNL Thrift	100.00	111.42	115.35	134.46	80.67	51.34

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2008 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2008 Through October 31, 2008	—	—	—	2,150,148
November 1, 2008 Through November 30, 2008	—	—	—	2,150,148
December 1, 2008 Through December 31, 2008	134	14.07	134	2,150,014
Total	134	14.07	134

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,548,748	$6,359,391	$5,742,964	$6,052,374	$6,433,322
Loans, net(1)	4,479,036	4,255,509	3,751,230	3,707,142	3,673,445
Investment securities held to maturity	347,484	358,491	389,656	410,914	445,633
Securities available for sale	820,329	769,615	790,894	1,082,957	1,406,340
Deposits	4,226,336	4,224,820	3,826,463	3,921,458	4,050,473
Borrowed funds	1,247,681	1,075,104	840,990	970,108	1,166,064
Stockholders’ equity	1,018,590	1,000,794	1,019,156	1,076,295	1,136,776

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Operations Data:
Interest income	$304,320	$302,577	$282,139	$276,462	$229,543
Interest expense	132,251	147,699	117,611	95,007	67,185

Net interest income	172,069	154,878	164,528	181,455	162,358
Provision for loan losses	15,100	6,530	1,320	600	3,600

Net interest income after provision for loan losses	156,969	148,348	163,208	180,855	158,758
Non-interest income	30,211	35,537	31,951	29,221	29,151
Non-interest expense	130,601	133,013	118,273	124,178	119,334

Income before income tax expense	56,579	50,872	76,886	85,898	68,575
Income tax expense	14,937	13,492	23,201	27,399	19,274

Net income	$41,642	$37,380	$53,685	$58,499	$49,301

Earnings Per Share:
Basic earnings per share	$0.74	$0.63	$0.88	$0.89	$0.80
Diluted earnings per share	$0.74	$0.63	$0.87	$0.88	$0.80

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.65%	0.62%	0.92%	0.94%	0.93%
Return on average equity	4.12	3.63	5.17	5.32	5.06
Average net interest rate spread	2.78	2.52	2.80	3.01	3.09
Net interest margin(2)	3.11	2.96	3.23	3.34	3.40
Average interest-earning assets to average interest-bearing liabilities	1.13	1.16	1.18	1.18	1.22
Non-interest income to average total assets	0.47	0.59	0.55	0.47	0.55
Non-interest expenses to average total assets	2.04	2.19	2.02	2.00	2.24
Efficiency ratio(3)	64.56	69.85	60.20	58.94	62.31

Asset Quality Ratios:
Non-performing loans to total loans	1.31%	0.81%	0.20%	0.16%	0.17%
Non-performing assets to total assets	0.96	0.56	0.14	0.11	0.10
Allowance for loan losses to non-performing loans	80.71	117.72	429.65	532.56	545.05
Allowance for loan losses to total loans	1.05	0.95	0.86	0.86	0.91

Capital Ratios:
Leverage capital(4)	8.48%	8.29%	11.21%	11.98%	11.88%
Total risk based capital(4)	13.28	12.92	15.79	18.45	19.80
Average equity to average assets	15.82	16.95	17.77	17.68	18.34

Other Data:
Number of full-service offices	83	85	75	76	78
Full time equivalent employees	954	942	877	892	926

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Efficiency Ratio Calculation:	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Net interest income	$172,069	$154,878	$164,528	$181,455	$162,358
Non-interest income	30,211	35,537	31,951	29,221	29,151

Total income	$202,280	$190,415	$196,479	$210,676	$191,509

Non-interest expense	$130,601	$133,013	$118,273	$124,178	$119,334

Expense/income	64.56%	69.85%	60.20%	58.94%	62.31%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 82 full-service branches in ten counties throughout northern and central New Jersey.

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

In recent years, the Bank has focused on commercial real estate, construction, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2008, retail loans accounted for 53.5% of the loan portfolio and commercial loans accounted for 46.5%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2008, core deposits were 63.7% of total deposits.

A significant amount of capital was raised in the conversion of the Bank to a stock-chartered bank in 2003. Management has developed a capital management strategy to effectively utilize excess capital and improve return on equity and earnings per share growth. The Company’s capital management strategy includes the following components: payment of cash dividends; stock repurchases; acquisitions; and use of wholesale leverage. The Company declared and paid its first cash dividend in the second quarter of 2003, and has since increased the quarterly cash dividend per share seven times for a total of 175.0%. The Company’s Board of Directors approved the most recent quarterly cash dividend of $0.11 per common share paid on February 27, 2009. In 2008, the Company repurchased 101,200 shares of its common stock at an average cost of $14.30 per share. At December 31, 2008, approximately 2.2 million shares remained eligible for repurchase under the current common stock repurchase authorization.

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

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are then confirmed by the Loan Review Department and, for loans requiring Credit Committee approval, they are periodically reviewed by the Credit Committee in the credit renewal or approval process.

Management believes the primary risks inherent in the portfolio are a continued decline in the economy, generally, a continued decline in real estate market values, and possible increases in interest rates. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in the loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

Although management believes that the Company has established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company engages an independent third party to perform an annual analysis during the fourth quarter as of September 30 to test the aggregate balance of goodwill for impairment. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. These fair value measurements are subject to the provisions of SFAS No. 157 which the Company adopted on January 1, 2008.

The goodwill impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied value.

Impairment tests were performed at September 30, 2008 and December 31, 2008 and the results of both analyses indicated no impairment. Subsequent to the year-end testing, there has been a significant decline in the stock market, the financial sector of the market and of the market price of the Company’s common stock. Although it was determined that no impairment existed at September 30 or December 31, 2008, any continued decline in the market price of the Company’s common stock could be considered a triggering event, requiring a re-measurernent of goodwill in order to determine if impairment exists. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2008, 2007 or 2006. Notwithstanding the foregoing, the results of impairment testing on goodwill has no impact on the Company’s tangible book value or regulatory capital levels.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income (loss) in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 18 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of securities available for sale and held to maturity to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures, primarily in securities that are backed by sub-prime loans, have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates its intent and ability to hold securities to maturity or for a sufficient period of time to recover the recorded principal balance. The Company also has investments in common stock issued by several publicly-traded financial institutions, the valuation of which is affected by the institutions’ performance and market conditions. During the year ended December 31, 2008, the Company recognized impairment charges totaling $1.4 million related to investments in a debt security issued by Lehman Brothers Holdings, Inc. and the common stock of two publicly-traded financial institutions. During the year ended December 31, 2007, the Company recognized an impairment charge totaling $1.0 million, related to an investment in the common stock of a publicly-traded financial institution.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.7 million that had been established in 2007 pertaining primarily to state tax benefits on net operating losses at the Bank was eliminated in 2008 due to a large dividend payment the Bank received from a subsidiary, which reduced the state net operating losses to zero.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2008, 2007 and 2006. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$16,238	$510	3.14%	$5,200	$275	5.28%	$7,655	$404	5.27%
Investment securities(1)	354,079	14,431	4.08	373,733	15,406	4.12	405,701	16,828	4.15
Securities available for sale	839,226	40,158	4.79	780,836	35,794	4.58	925,010	39,758	4.30
Federal Home Loan Bank Stock	39,424	2,432	6.17	31,470	2,313	7.35	36,015	2,118	5.88
Net loans(2)	4,280,478	246,789	5.77	4,036,193	248,789	6.16	3,714,388	223,031	6.00

Total interest-earning assets	5,529,445	304,320	5.50	5,227,432	302,577	5.79	5,088,769	282,139	5.54

Non-interest earning assets	862,104			843,310			754,789

Total assets	$6,391,549			$6,070,742			$5,843,558

Interest-bearing liabilities:
Savings deposits	$941,057	9,915	1.05%	$1,168,530	18,674	1.60%	$1,313,997	18,198	1.38%
Demand deposits	1,215,059	23,273	1.92	849,235	21,269	2.50	579,366	8,020	1.38
Time deposits	1,545,794	55,699	3.60	1,659,191	72,980	4.40	1,527,721	57,973	3.79
Borrowed funds	1,163,531	43,364	3.73	832,961	34,776	4.17	875,011	33,420	3.82

Total interest-bearing liabilities	4,865,441	132,251	2.72	4,509,917	147,699	3.27	4,296,095	117,611	2.74

Non-interest bearing liabilities	515,142			532,070			508,840

Total liabilities	5,380,583			5,041,987			4,804,935
Stockholders’ equity	1,010,966			1,028,755			1,038,623

Total liabilities and equity	$6,391,549			$6,070,742			$5,843,558

Net interest income		$172,069			$154,878			$164,528

Net interest rate spread			2.78%			2.52%			2.80%

Net interest earning assets	$664,004			$717,515			$792,674

Net interest margin(3)			3.11%			2.96%			3.23%

Ratio of interest-earning assets to total interest-bearing liabilities	1.14x			1.16x			1.18x

(1)	Average outstanding balance amounts are at amortized cost.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Federal funds sold and short-term investments	$384	$(149)	$235	$(130)	$1	$(129)
Investment securities	(823)	(152)	(975)	(1,303)	(119)	(1,422)
Securities available for sale	2,705	1,659	4,364	(6,450)	2,486	(3,964)
Federal Home Loan Bank Stock	527	(408)	119	(290)	485	195
Loans	14,619	(16,619)	(2,000)	19,597	6,161	25,758

Total interest-earning assets	17,412	(15,669)	1,743	11,424	9,014	20,438

Interest-bearing liabilities:
Savings deposits	(3,167)	(5,592)	(8,759)	(2,174)	2,650	476
Demand deposits	7,705	(5,701)	2,004	4,831	8,418	13,249
Time deposits	(4,721)	(12,560)	(17,281)	5,228	9,779	15,007
Borrowed funds	12,575	(3,987)	8,588	(1,641)	2,997	1,356

Total interest-bearing liabilities	12,392	(27,840)	(15,448)	6,244	23,844	30,088

Net interest income	$5,020	$12,171	$17,191	$5,180	$(14,830)	$(9,650)

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets increased to $6.55 billion at December 31, 2008, compared to $6.36 billion at December 31, 2007, due primarily to increases in loans and securities available for sale.

Total loans at December 31, 2008 were $4.53 billion, compared to $4.30 billion at December 31, 2007. For the year ended December 31, 2008, loan originations totaling $1.33 billion and loan purchases of $267.8 million were partially offset by repayments of $1.29 billion, securitizations of $55.2 million and sales of $16.5 million. Residential mortgage loans increased $87.4 million to $1.79 billion at December 31, 2008, compared to $1.71 billion at December 31, 2007. Residential mortgage loan originations totaled $141.3 million and one- to four-family loans purchased totaled $267.8 million for the year ended December 31, 2008. Principal repayments on residential mortgage loans totaled $251.7 million, $55.2 million of conforming one- to four- family 30-year fixed-rate residential mortgage loans were securitized, and residential mortgage loans sold totaled $16.5 million for the year ended December 31, 2008. Commercial real estate loans increased $169.1 million to $1.02 billion at December 31, 2008, compared to $847.9 million at December 31, 2007. Commercial real estate loan originations totaled $258.0 million and repayments on commercial real estate loans totaled $117.8 million for the year ended December 31, 2008. Multi-family loans increased $28.0 million to $95.5 million at December 31, 2008, compared to $67.5 million at December 31, 2007. Construction loans decreased $75.8 million to $233.7 million at December 31, 2008, compared to $309.6 million at December 31, 2007, as a result of de-emphasis due to market conditions. Commercial loans increased $41.1 million to $753.2 million at December 31, 2008, compared to $712.1 million at December 31, 2007. Consumer loans decreased $19.9 million to $624.3 million at December 31, 2008, compared to $644.1 million at December 31, 2007. Retail loans, which consist of one- to four-family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.42 billion and accounted for 53.5% of the loan portfolio at December 31, 2008, compared to $2.35 billion, or 54.8%, of the portfolio at December 31, 2007. The decrease in retail loans as a percentage of the total loan portfolio was largely the result of organic growth in the commercial mortgage and commercial loan portfolios. The Company continues to rebalance the loan portfolio over time, consistent with its strategy towards a more commercial mix. Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $2.10 billion, accounting for 46.5% of the loan portfolio at December 31, 2008, compared to $1.94 billion, or 45.2%, at December 31, 2007.

The allowance for loan losses increased $6.9 million to $47.7 million at December 31, 2008, as a result of provisions for loan losses of $15.1 million, partially offset by net charge-offs of $8.2 million during 2008. The increase in the allowance for loan losses was attributable to growth in the loan portfolio, an increase in non-performing loans, and an increase in commercial loans as a percentage of the loan portfolio to 46.5% at December 31, 2008, from 45.2% at December 31, 2007, as well as ongoing uncertainty with respect to general economic conditions. Total non-performing loans at December 31, 2008 were $59.1 million, or 1.31% of total loans, compared with $34.6 million, or 0.81% of total loans at December 31, 2007. At December 31, 2008, impaired loans totaled $37.8 million with related specific reserves of $6.0 million. Within total impaired loans, there were $13.2 million of loans with an average loan-to-value ratio of 68.3% based on current collateral valuations for which no specific reserves were required in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” At December 31, 2008, the Company’s allowance for loan losses was 1.05% of total loans, compared with 0.95% of total loans at December 31, 2007.

Total investments increased $42.8 million, or 3.7%, during the year ended December 31, 2008. The increase included $55.2 million of residential mortgage loan pools that were securitized by the Company and held as securities available for sale.

Total deposits increased $1.5 million to $4.23 billion at December 31, 2008, from $4.22 billion at December 31, 2007. At December 31, 2008, core deposits represented 63.7% of total deposits, compared with 61.2% at December 31, 2007. Core deposits increased $108.5 million to $2.69 billion at December 31, 2008, from $2.59 billion at December 31, 2007. Certificates of deposit decreased $107.0 million to $1.53 billion at December 31, 2008, from $1.64 billion at December 31, 2007.

Borrowed funds increased $172.6 million to $1.25 billion at December 31, 2008, from $1.08 billion at December 31, 2007. The increase was the result of an increase in the use of wholesale funding to fund commercial loan originations and securities purchases resulting from a more positively sloped yield curve in 2008.

Total stockholders’ equity increased $17.8 million to $1.02 billion at December 31, 2008, from $1.00 billion at December 31, 2007. This increase was a result of comprehensive income of $36.8 million and the allocation of shares to stock-based compensation plans of $7.1 million, partially offset by cash dividends of $24.7 million and common stock repurchases of $1.4 million.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. Net income for the year ended December 31, 2008 was $41.6 million, compared to net income of $37.4 million for the year ended December 31, 2007. Return on average assets for the year ended December 31, 2008 was 0.65%, compared to 0.62% for 2007. Return on average equity was 4.12% for the year ended December 31, 2008, compared to 3.63% for 2007. Basic and diluted earnings per share were $0.74 for the year ended December 31, 2008, compared to basic and diluted earnings per share of $0.63 for 2007. The primary reason for the increase in net income for 2008 compared with 2007 was expansion of the net interest margin as a result of lower funding costs, partially offset by an increase in the provision for loan losses as a result of growth in the loan portfolio, an increase in non-performing loans, an increase in commercial loans as a percentage of the loan portfolio, and ongoing concerns about general economic conditions.

Earnings and per share data for the year ended December 31, 2008 reflect severance costs totaling $503,000, net of tax. In addition, the Company recorded other-than-temporary impairment charges on investments in a debt security issued by Lehman Brothers Holdings, Inc. and the common stock of two publicly-traded financial institutions totaling $869,000, net of tax, in 2008. Results for the year ended December 31, 2008, were also impacted by a $180,000 net after-tax gain recorded in connection with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s initial public offering in the first quarter of 2008, and a $175,000 net after-tax gain resulting from the sale of a branch office.

Earnings and per share data for the year ended December 31, 2007 reflect the impact of an executive separation agreement which resulted in a one-time charge of $655,000, net of tax. Earnings and per share data for the year ended December 31, 2007 also reflect the impact of a securities impairment charge of $1.0 million, net of tax, and losses recognized on sales of securities in connection with portfolio repositioning totaling $632,000, net of tax. Earnings and per share data for the year ended December 31, 2007 further reflect the impact of a voluntary resignation program which resulted in a one-time charge of $2.1 million, net of tax. In addition, earnings and per share data for the year ended December 31, 2007 reflect the impact of a settlement of an insurance claim resulting in a recovery of $3.5 million, net of tax, related to a fraud loss that occurred and was recognized in 2002, the Company’s acquisition of First Morris from April 1, 2007, the date the acquisition was completed, and one-time expenses of $246,000, net of tax, related to the merger and integration of First Morris’ operations.

Net Interest Income. Net interest income increased $17.2 million, or 11.1%, to $172.1 million for 2008, from $154.9 million for 2007. The average interest rate spread increased 26 basis points to 2.78% for 2008, from 2.52% for 2007. The net interest margin increased 15 basis points to 3.11% for 2008, compared to 2.96% for 2007.

Interest income increased $1.7 million, or 0.6%, to $304.3 million for 2008, compared to $302.6 million for 2007. The increase in interest income was primarily attributable to an increase in loan volume, partially offset by a decrease in the yield on average earning assets. Average interest-earning assets increased $302.0 million, or 5.8%, to $5.53 billion for 2008, compared to $5.23 billion for 2007. Average outstanding loan balances increased $244.3 million, or 6.1%, to $4.28 billion for 2008 from $4.04 billion for 2007. The average balance of investment securities decreased $19.7 million, or 5.3%, to $354.1 million for 2008, compared to $373.7 million for 2007. The average balance of securities available for sale increased $58.4 million, or 7.5%, to $839.2 million for 2008, compared to $780.8 million for 2007. Average federal funds sold and short-term investment balances increased $11.0 million, to $16.2 million for 2008, from $5.2 million for 2007. The yield on interest-earning assets decreased 29 basis points to 5.50% for 2008, from 5.79% for 2007.

Interest expense decreased $15.4 million, or 10.5%, to $132.3 million for 2008, from $147.7 million for 2007. The decrease in interest expense was attributable to lower short-term interest rates and a shift in the deposit mix to lower-costing core deposits. The average balance of interest-bearing liabilities increased $355.5 million, or 7.9%, to $4.87 billion for 2008, compared to $4.51 billion for 2007. The average rate paid on interest-bearing liabilities decreased 55 basis points to 2.72% for 2008, from 3.27% for 2007. Average interest-bearing deposits increased $25.0 million, or 0.7%, to $3.70 billion for 2008, from $3.68 billion for 2007. The average rate paid on interest-bearing deposits decreased 67 basis points to 2.40% for 2008, from 3.07% for 2007. Average interest-bearing core deposits increased $138.4 million, or 6.9%, for 2008, compared with 2007, while average time deposits decreased $113.4 million, or 6.8%, for 2008, compared with 2007. Average outstanding borrowings increased $330.6 million, or 39.7%, to $1.16 billion for 2008, compared with $833.0 million for 2007. The average rate paid on borrowings decreased 44 basis points to 3.73% for 2008, from 4.17% for 2007.

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

The provision for loan losses was $15.1 million in 2008, compared to $6.5 million in 2007. The increase in the provision for loan losses was primarily attributable to growth in the loan portfolio, an increase in non-performing loans, and an increase in commercial loans as a percentage of the loan portfolio to 46.5% at December 31, 2008, from 45.2% at December 31, 2007, as well as ongoing uncertainty with respect to general economic conditions. Net charge-offs for 2008 were $8.2 million, compared to $1.0 million for 2007. Total charge-offs for the year ended December 31, 2008 were $10.4 million, compared to $3.2 million for the year ended December 31, 2007. Recoveries for the year ended December 31, 2008 were $2.3 million, compared to $2.2 million for the year ended December 31, 2007. The allowance for loan losses at December 31, 2008 was $47.7 million, or 1.05% of total loans, compared to $40.8 million, or 0.95% of total loans at December 31, 2007. At December 31, 2008, non-performing loans as a percentage of total loans were 1.31%, compared to 0.81% at December 31, 2007. Non-performing assets as a percentage of total assets were 0.96% at December 31, 2008, compared to 0.56% at December 31, 2007. At December 31, 2008, non-performing loans were $59.1 million, compared to $34.6 million at December 31, 2007, and non-performing assets were $62.6 million at December 31, 2008, compared to $35.7 million at December 31, 2007.

Non-Interest Income. For the year ended December 31, 2008, non-interest income totaled $30.2 million, a decrease of $5.3 million, or 15.0%, compared to 2007. In 2007, the Company recorded a non-recurring gain on an insurance settlement of $5.9 million, before taxes, related to the resolution of previously disclosed litigation. In addition, fee income declined $1.1 million, or 4.7% for the year ended December 31, 2008, compared with 2007, due to decreased loan fees, reductions in income on funds underlying outstanding official checks as a result of lower short-term interest rates, and reductions in the market value of equity fund holdings. Partially offsetting these decreases in non-interest income, net losses on securities transactions, including other-than-temporary impairment charges, declined to $482,000 for the year ended December 31, 2008, compared with net losses of $2.0 million for 2007.

Non-Interest Expense. For the year ended December 31, 2008, non-interest expense decreased $2.4 million, or 1.8%, to $130.6 million, compared to $133.0 million for the year ended December 31, 2007. Compensation and benefits expense decreased $4.4 million, as a result of previous staff reductions and lower stock-based compensation costs. The Company incurred $878,000 in pre-tax severance costs during 2008, compared with $4.5 million in severance charges recognized in 2007. Advertising costs decreased $836,000 for the year ended December 31, 2008, compared with 2007, as prior year costs included charges related to the First Morris acquisition. Amortization of intangibles decreased $509,000 for the year ended December 31, 2008, compared with 2007, as a result of scheduled reductions in the amortization of core deposit intangibles. Partially offsetting these decreases, other operating expenses increased $1.9 million for the year ended December 31, 2008, compared with 2007, due to increases in several categories, including an expense of $426,000 associated with the Company’s proportionate share of a litigation reserve established by Visa, as well as increases in attorneys fees and costs associated with foreclosed assets. Net occupancy expense increased $1.4 million for the year ended

December 31, 2008, compared with 2007, due in part to the addition of nine branch locations in connection with the acquisition of First Morris.

The Company’s non-interest expense as a percentage of average assets improved to 2.04% for the year ended December 31, 2008, from 2.19% for 2007. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) improved to 64.56% for the year ended December 31, 2008, from 69.85% for 2007.

Income Tax Expense. Income tax expense increased $1.4 million, to $14.9 million, on income before taxes of $56.6 million resulting in an effective tax rate of 26.4% in 2008, compared to income tax expense of $13.5 million on income before taxes of $50.9 million in 2007, resulting in an effective tax rate of 26.5%.

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

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB of New York and approved broker dealers. The Bank has a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB of New York. These lines of credit are subject to annual renewal. As of December 31, 2008, $96.0 million in borrowings were outstanding against these lines of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2008 and 2007, loan repayments totaled $1.29 billion and $1.17 billion, respectively.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.60 billion for the year ended December 31, 2008, compared to $1.37 billion for the year ended December 31, 2007. Purchases for the investment portfolio totaled $255.8 million for the year ended December 31, 2008, compared to $172.4 million for the year ended December 31, 2007.

At December 31, 2008, the Bank had outstanding loan commitments to borrowers of $699.6 million, including undisbursed home equity lines and personal credit lines of $225.0 million at December 31, 2008. Total deposits increased $1.5 million for the year ended December 31, 2008. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $1.17 billion at December 31, 2008. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

As of December 31, 2008, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2008, the Bank’s leverage (Tier 1) capital ratio was 6.64%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2008, the Bank’s total risk-based capital ratio was 10.65%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2008, are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Off-Balance Sheet:
Long-term commitments	$671,026	$490,980	$125,825	$325	$53,896
Letters of credit	28,607	18,827	9,780	—	—

Total Off-Balance Sheet	699,633	509,807	135,605	325	53,896

Contractual Obligations:
Operating leases	14,669	3,317	5,611	3,091	2,650
Certificate of deposits	1,532,511	1,166,615	267,300	96,161	2,435

Total Contractual Obligations	1,547,180	1,169,932	272,911	99,252	5,085

Total	$2,246,813	$1,679,739	$408,516	$99,577	$58,981

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $699.6 million at December 31, 2008, a decrease of $67.9 million, or 8.8%, from $767.5 million at December 31, 2007.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2008 or 2007 that would have settled in January 2009 or 2008, respectively. Total contractual obligations at December 31, 2008 were $1.55 billion, a decrease of $107.1 million, or 6.5%, compared to $1.65 billion at December 31, 2007. Contractual obligations under operating leases decreased $157,000, or 1.1%, to $14.7 million at December 31, 2008, and certificate of deposit accounts decreased $107.0 million, or 6.5%, to $1.53 billion at December 31, 2008, from $1.64 billion at December 31, 2007.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 36.3% at December 31, 2008 compared to 38.8% at December 31, 2007. Certificate of deposit accounts are generally short-term. As of December 31, 2008, 76.1% of all time deposits had maturities of one year or less compared to 87.2% at December 31, 2007. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 5% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2008.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200	$171,339	$(7,161)	(4.0)%
-100	175,481	(3,019)	(1.7)
Static	178,500	—	—
+100	177,156	(1,344)	(0.8)
+200	175,031	(3,469)	(1.9)

The above table indicates that as of December 31, 2008, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 1.9%, or $3.5 million decrease in net interest income. In the event of a 200 basis point decrease in interest rates, whereby rates ramp down 200 basis points evenly over a twelve-month period, the Company would experience a 4.0%, or $7.2 million decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2008.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-200	$1,425,328	$(13,422)	(0.9)%	20.3%	(1.3)%
-100	1,467,632	28,882	2.0	20.8	1.2
Flat	1,438,750	—	—	20.6	—
+100	1,375,476	(63,274)	(4.4)	19.9	(3.0)
+200	1,274,238	(164,512)	(11.4)	18.8	(8.6)

The preceding table indicates that as of December 31, 2008, in the event of an immediate and sustained 200 basis point increase in interest rates, the Company would experience an 11.4%, or $164.5 million reduction in the present value of equity. If rates were to decrease 200 basis points, the Company would experience a 0.9%, or $13.4 million decrease in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

(2)	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2008 and 2007

(2)	Condensed Statement of Income for the years ended December 31, 2008, 2007 and 2006

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 20 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provident Financial Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 2, 2009

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited Provident Financial Services, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 105 of the Annual Report on Form 10-K, Item 9A., Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 2, 2009

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

(Dollars in Thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$66,315	$83,737
Federal funds sold	—	18,000
Short-term investments	2,231	38,892

Total cash and cash equivalents	68,546	140,629

Investment securities held to maturity (fair value of $351,623 and $359,699 at December 31, 2008 and December 31, 2007, respectively)	347,484	358,491
Securities available for sale, at fair value	820,329	769,615
Federal Home Loan Bank Stock	42,833	39,764
Loans	4,526,748	4,296,291
Less allowance for loan losses	47,712	40,782

Net loans	4,479,036	4,255,509

Foreclosed assets, net	3,439	1,041
Banking premises and equipment, net	75,750	79,138
Accrued interest receivable	23,866	24,665
Intangible assets	514,684	520,722
Bank-owned life insurance	126,956	121,674
Other assets	45,825	48,143

Total assets	$6,548,748	$6,359,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,821,437	$1,553,625
Savings deposits	872,388	1,031,725
Certificates of deposit of $100,000 or more	445,466	480,362
Other time deposits	1,087,045	1,159,108

Total deposits	4,226,336	4,224,820
Mortgage escrow deposits	20,074	18,075
Borrowed funds	1,247,681	1,075,104
Other liabilities	36,067	40,598

Total liabilities	5,530,158	5,358,597

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,610,623 shares outstanding at December 31, 2008; and 83,209,293 shares issued and 59,646,936 shares outstanding at December 31, 2007, respectively	832	832
Additional paid-in capital	1,013,293	1,009,120
Retained earnings	454,444	437,503
Accumulated other comprehensive (loss) income	(485)	4,335
Treasury stock	(384,854)	(383,407)
Unallocated common stock held by the Employee Stock Ownership Plan	(64,640)	(67,589)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,667)	(7,759)
Deferred compensation—Directors’ Deferred Fee Plan	7,667	7,759

Total stockholders’ equity	1,018,590	1,000,794

Total liabilities and stockholders’ equity	$6,548,748	$6,359,391

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2008, 2007 and 2006

(Dollars in Thousands, except share data)

	Years ended December 31,
	2008	2007	2006
Interest income:
Real estate secured loans	$167,063	$167,506	$160,192
Commercial loans	42,999	42,151	27,840
Consumer loans	36,727	39,132	34,999
Investment securities	14,431	15,406	16,828
Securities available for sale	42,590	38,107	41,876
Other short-term investments	344	153	161
Federal funds	166	122	243

Total interest income	304,320	302,577	282,139

Interest expense:
Deposits	88,887	112,923	84,191
Borrowed funds	43,364	34,776	31,884
Subordinated debentures	—	—	1,536

Total interest expense	132,251	147,699	117,611

Net interest income	172,069	154,878	164,528

Provision for loan losses	15,100	6,530	1,320

Net interest income after provision for loan losses	156,969	148,348	163,208

Non-interest income:
Fees	23,391	24,538	23,305
Gain on insurance settlement	—	5,947	—
Bank-owned life insurance	5,282	5,403	5,196
Impairment charge on securities	(1,410)	(1,003)	—
Net gain (loss) on securities transactions	928	(984)	1,170
Other income	2,020	1,636	2,280

Total non-interest income	30,211	35,537	31,951

Non-interest expense:
Compensation and employee benefits	67,770	72,183	63,295
Net occupancy expense	20,809	19,431	18,054
Data processing expense	9,194	9,106	8,325
Amortization of intangibles	6,077	6,586	5,888
Advertising and promotion expense	4,106	4,942	3,819
Other operating expenses	22,645	20,765	18,892

Total non-interest expenses	130,601	133,013	118,273

Income before income tax expense	$56,579	$50,872	$76,886

Income tax expense	14,937	13,492	23,201

Net income	$41,642	$37,380	$53,685

Basic earnings per share	$0.74	$0.63	$0.88
Average basic shares outstanding	56,031,273	59,067,438	60,968,533

Diluted earnings per share	$0.74	$0.63	$0.87
Average diluted shares outstanding	56,031,318	59,067,438	61,703,906

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	UNVESTED AND UNALLOCATED STOCK AWARDS	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2005	$799	$964,555	$395,589	$(8,906)	$(167,113)	$(73,316)	$(35,313)	$(13,224)	$13,224	$1,076,295
Comprehensive income:
Net income	—	—	53,685	—	—	—	—	—	—	53,685
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $1,729)	—	—	—	2,633	—	—	—	—	—	2,633
Reclassification adjustment for gains included in net income (net of tax of $389)	—	—	—	(781)	—	—	—	—	—	(781)

Total comprehensive income										$55,537

Adoption of SFAS No. 158 (net of tax of $66)	—	—	—	(96)	—	—	—	—	—	(96)
Cash dividends paid	—	—	(24,316)	—	—	—	—	—	—	(24,316)
Distributions from DDFP	—	43	—	—	—	—	—	214	(214)	43
Purchases of treasury stock	—	—	—	—	(99,583)	—	—	—	—	(99,583)
Option exercises	—	3	—	—	109	—	—	—	—	112
Allocation of ESOP shares	—	188	—	—	—	2,836	—	—	—	3,024
Allocation of SAP shares	—	4,810	—	—	—	—	—	—	—	4,810
Adoption of SFAS No. 123R	—	(35,313)	—	—	—	—	35,313	—	—	—
Allocation of stock options	—	3,330	—	—	—	—	—	—	—	3,330

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	UNVESTED AND UNALLOCATED STOCK AWARDS	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$—	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	37,380	—	—	—	—	—	—	37,380
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $3,403)	—	—	—	5,128	—	—	—	—	—	5,128
Reclassification adjustment for losses included in net income (net of tax of ($717))	—	—	—	1,270	—	—	—	—	—	1,270
Amortization related to post- retirement obligations (net of tax of $3,513)	—	—	—	5,087	—	—	—	—	—	5,087

Total comprehensive income										$48,865

Common stock issued in connection with the First Morris acquisition	33	61,902	—	—	—	—	—	—	—	61,935
Cash dividends paid	—	—	(24,835)	—	—	—	—	—	—	(24,835)
Tax contingency reserve reversal	—	2,048	—	—	—	—	—	—	—	2,048
Distributions from DDFP	—	(148)	—	—	—	—	—	5,251	(5,251)	(148)
Purchases of treasury stock	—	—	—	—	(116,820)	—	—	—	—	(116,820)
Allocation of ESOP shares	—	(137)	—	—	—	2,891	—	—	—	2,754
Allocation of SAP shares	—	4,594	—	—	—	—	—	—	—	4,594
Allocation of stock options	—	3,245	—	—	—	—	—	—	—	3,245

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	UNVESTED AND UNALLOCATED STOCK AWARDS	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$—	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	41,642	—	—	—	—	—	—	41,642
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $240)	—	—	—	410	—	—	—	—	—	410
Reclassification adjustment for losses included in net income (net of tax of ($192))	—	—	—	290	—	—	—	—	—	290
Amortization related to post- retirement obligations (net of tax of ($3,214))	—	—	—	(5,520)	—	—	—	—	—	(5,520)

Total comprehensive income										$36,822

Cash dividends paid	—	—	(24,701)	—	—	—	—	—	—	(24,701)
Distributions from DDFP	—	(3)	—	—	—	—	—	92	(92)	(3)
Purchases of treasury stock	—	—	—	—	(1,447)	—	—	—	—	(1,447)
Allocation of ESOP shares	—	(454)	—	—	—	2,949	—	—	—	2,495
Allocation of SAP shares	—	2,701	—	—	—	—	—	—	—	2,701
Allocation of stock options	—	1,929	—	—	—	—	—	—	—	1,929

Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$—	$(7,667)	$7,667	$1,018,590

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$41,642	$37,380	$53,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	13,903	14,129	13,214
Provision for loan losses	15,100	6,530	1,320
Deferred tax (benefit) expense	(4,767)	(637)	215
Increase in cash surrender value of Bank-owned Life Insurance	(5,282)	(5,403)	(5,196)
Net amortization of premiums and discounts On securities	355	909	2,688
Accretion of net deferred loan fees	(2,053)	(1,822)	(1,904)
Amortization of premiums on purchased loans	2,569	3,100	3,762
Net increase in loans originated for sale	(16,458)	(8,862)	(17,687)
Proceeds from sales of loans originated for sale	16,502	9,019	17,805
Proceeds from sales of foreclosed assets	7,260	762	1,091
Allocation of ESOP shares	2,162	2,495	2,842
Allocation of stock award shares	2,701	4,594	4,810
Allocation of stock options	1,929	3,245	3,330
Net gain on sale of loans	(44)	(157)	(118)
Net (gain) loss on securities available for sale	(928)	984	(1,170)
Impairment charge on securities	1,410	1,003	—
Net gain on sale of premises and equipment	(113)	(153)	(46)
Net gain on sale of foreclosed assets	(1)	—	—
Decrease (increase) in accrued interest receivable	799	(680)	1,450
(Increase) decrease in other assets	(9,606)	8,154	6,164
(Decrease) increase in other liabilities	(4,531)	(4,049)	1,209

Net cash provided by operating activities	62,549	70,541	87,464

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	44,108	44,199	44,042
Purchases of investment securities	(33,482)	(13,261)	(23,485)
Proceeds from sales of securities available for sale	36,898	124,917	47,121
Proceeds from maturities and paydowns of securities available for sale	190,630	201,932	313,076
Purchases of securities available for sale	(222,348)	(159,099)	(65,759)
Cash consideration paid to acquire First Morris, net of cash and cash equivalents received	—	(1,383)	—
Purchases of loans	(267,823)	(79,131)	(57,170)
Net (increase) decrease in loans	(28,234)	(100,736)	9,821
Proceeds from sales of premises and equipment	2,049	328	57
Purchases of premises and equipment, net	(6,374)	(9,200)	(6,199)

Net cash (used in) provided by investing activities	(284,576)	8,566	261,504

Cash flows from financing activities:
Net increase (decrease) in deposits	1,516	(110,649)	(94,995)
Increase (decrease) in mortgage escrow deposits	1,999	459	(505)
Purchase of treasury stock	(1,447)	(116,820)	(99,583)
Cash dividends paid to stockholders	(24,701)	(24,835)	(24,316)
Stock options exercised	—	—	112
Proceeds from long-term borrowings	410,600	435,700	224,500
Payments on long-term borrowings	(349,049)	(169,291)	(378,985)
Net increase (decrease) in short-term borrowings	111,026	(45,099)	25,367
Redemption of subordinated debentures	—	—	(25,774)

Net cash provided by (used in) financing activities	149,944	(30,535)	(374,179)

Net (decrease) increase in cash and cash equivalents	(72,083)	48,572	(25,211)
Cash and cash equivalents at beginning of period	140,629	92,057	117,268

Cash and cash equivalents at end of period	$68,546	$140,629	$92,057

Cash paid during the period for:
Interest on deposits and borrowings	$132,875	$145,341	$116,872

Income taxes	$16,701	$19,373	$23,639

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$9,867	$1,275	$949

Loan securitizations	$55,217	—	—

Fair value of assets acquired	$—	$554,204	$—

Goodwill and core deposit intangible	$—	$97,513	$—

Liabilities assumed	$—	$527,737	$—

Common stock issued for First Morris acquisition	$—	$61,935	$—

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities as of the dates of the consolidated statements of financial condition, and revenues and expenses for the periods then ended. Such estimates include the valuation of loans and securities, goodwill, intangible assets, other long-lived assets, legal contingencies and assumptions used in the calculation of income taxes, retirement and other post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

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

Foreclosed Assets

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated costs to sell. Fair value is generally based on recent appraisals. When an asset is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

Trust Assets

Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Wealth Management Department) are not included in the accompanying consolidated statements of financial condition because such properties are not assets of the Bank.

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30, and the impairment test at September 30, 2008 indicated that there was no impairment. The market prices of financial service institution stocks and the market price of the Company’s common stock have declined significantly subsequent to December 31, 2008, triggering an additional analysis of goodwill at December 31, 2008. Although it was determined that no impairment existed at September 30 or December 31, 2008, any continued decline in the market price of the Company’s common stock could be considered a triggering event, requiring a re-measurement of goodwill in order to determine if impairment exists.

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

December 31, 2008, 2007 and 2006

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

In December 2004, SFAS No. 123R, “Share-Based Payment,” was issued and became effective on January 1, 2006. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees. As a result of the adoption of SFAS No. 123R, the Company reclassified the unvested and unallocated stock award shares to additional paid in capital. Additionally, the Company has analyzed the expected forfeitures of stock options as compared to actual forfeitures, which were previously recorded as a reduction of expense in the quarter of forfeiture in accordance with SFAS No. 123, and has deemed the impact of the adoption of SFAS No. 123R to be immaterial. The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. The expense related to the stock awards is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period of the awards. Unvested and unallocated stock award shares were recorded as a separate component of stockholders’ equity at cost.

In connection with the First Sentinel acquisition, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2008, there were 438,563 shares held by the DDFP.

Postretirement Benefits Other Than Pensions

The Bank provides postretirement health care and life insurance plans to certain of its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated postretirement healthcare benefits for employees with less than 10 years of service. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company adopted SFAS No. 158 effective December 31, 2006. Upon adoption of SFAS No. 158, the impact to postretirement healthcare and life insurance plans was a decrease in other comprehensive income of $640,000, net of tax.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

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

Impact of Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. EITF Issue No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF Issue No. 08-3 is effective for fiscal years beginning after July 1, 2009. The adoption of EITF Issue No. 08-3 is not expected to have a material impact on its financial condition, results of operations or financial statement disclosures.

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

In October 2008, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued. FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company considered the guidance in FSP 157-3 in determining the fair value of financial instruments as discussed in Note 18 to the consolidated financial statements.

In June 2008, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its calculation of earnings per share.

In March 2008, the FASB issued SFAS No. 161. “Disclosure about Derivative Instruments and Hedging activities, an Amendment of FASB Statement No. 133.” The new standard establishes enhanced disclosure requirements about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s financial condition, results of operations or financial statement disclosures.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial condition or results of operations. The disclosures required by this standard are included in Note 18 to the consolidated financial statements.

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

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

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

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2008, the liquidation account, which is an off-balance sheet memorandum account, amounted to $34,922,000.

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

(3) Restrictions on Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2008 and 2007 is $10,680,000 and $11,067,000, respectively, representing reserves required by banking regulations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(4) Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$91,435	910	(1,236)	91,109
State and municipal obligations	256,049	5,485	(1,020)	260,514

	$347,484	6,395	(2,256)	351,623

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$120,254	151	(511)	119,894
State and municipal obligations	238,237	2,512	(944)	239,805

	$358,491	2,663	(1,455)	359,699

The Bank generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Securities held to maturity having a carrying value of $105,334,000 and $71,561,000 at December 31, 2008 and 2007, respectively, were pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of investment securities at December 31, 2008 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2008
	Amortized cost	Fair value
Due in one year or less	$10,814	10,876
Due after one year through five years	70,594	72,328
Due after five years through ten years	111,286	114,135
Due after ten years	63,355	63,175
Mortgage-backed securities	91,435	91,109

	$347,484	351,623

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

The following table represents the Company’s disclosure on investment securities that are accounted for under FAS 115, ”Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands):

	December 31, 2008 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$20,294	(994)	8,395	(242)	28,689	(1,236)
State and municipal obligations	31,548	(716)	10,915	(304)	42,463	(1,020)

	$51,842	(1,710)	19,310	(546)	71,152	(2,256)

	December 31, 2007 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$—	—	100,190	(511)	100,190	(511)
State and municipal obligations	9,176	(44)	69,557	(900)	78,733	(944)

	$9,176	(44)	169,747	(1,411)	178,923	(1,455)

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

(5) Securities Available for Sale

Securities available for sale at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$997	16	—	1,013
Agency obligations	91,360	3,114	—	94,474
Mortgage-backed securities	692,020	9,578	(12,137)	689,461
State and municipal obligations	17,664	490	(47)	18,107
Corporate obligations	3,558	—	(213)	3,345
Equity securities	14,617	93	(781)	13,929

	$820,216	13,291	(13,178)	820,329

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$3,980	55	—	4,035
Agency obligations	73,121	669	—	73,790
Mortgage-backed securities	646,056	2,676	(3,110)	645,622
State and municipal obligations	20,678	235	(1)	20,912
Corporate obligations	3,977	15	(8)	3,984
Equity securities	22,822	263	(1,813)	21,272

	$770,634	3,913	(4,932)	769,615

Securities available for sale having a carrying value of $712,753,000 and $528,094,000 at December 31, 2008 and 2007, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2008
	Amortized cost	Fair value
Due in one year or less	$32,679	33,183
Due after one year through five years	73,984	76,630
Due after five years through ten years	6,916	7,126
Mortgage-backed securities	692,020	689,461
Equity securities	14,617	13,929

	$820,216	820,329

Proceeds from the sale of securities available for sale during 2008 were $36,898,000, resulting in gross gains and gross losses of $947,000 and $19,000, respectively. Proceeds from the sale of securities available for sale during 2007 were $124,917,000, resulting in gross gains and gross losses of $131,000 and $1,115,000, respectively. During 2006, proceeds from the sale of securities available for sale were $47,121,000, resulting in gross gains and gross losses of $2,795,000 and $1,625,000, respectively.

During 2008, the Company recorded other-than-temporary impairment charges of $1,410,000, related to a reduction in the market value of investments in a bond issued by Lehman Brothers Holdings, Inc. and in the common stock of two publicly-traded financial institutions. During 2007, the Company recorded an other-than-temporary impairment charge of $1,003,000, related to a reduction in the market value of an investment in the common stock of a publicly traded financial institution. Prior to the charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2008 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$98,334	(8,283)	19,718	(3,854)	118,052	(12,137)
State and municipal obligations	1,133	(47)	—	—	1,133	(47)
Corporate obligations	1,863	(195)	482	(18)	2,345	(213)
Equity securities	3,905	(780)	298	(1)	4,203	(781)

	$105,235	(9,305)	20,498	(3,873)	125,733	(13,178)

	December 31, 2007 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$54,987	(917)	264,713	(2,193)	319,700	(3,110)
State and municipal obligations	299	—	817	(1)	1,116	(1)
Corporate obligations	984	(8)	—	—	984	(8)
Equity securities	3,021	(474)	4,597	(1,339)	7,618	(1,813)

	$59,291	(1,399)	270,127	(3,533)	329,418	(4,932)

Securities with unrealized loss positions listed in this disclosure do not represent impairments that are other than temporary. The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security. In addition the current turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures, primarily in securities that are backed by sub-prime loans, have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. Equity securities with unrealized losses consist primarily of common stocks of local financial institutions that the Company believes have no direct exposure to sub-prime lending and that are subject to short-term cyclical market price fluctuations as a result of a number of factors including the current and projected interest rate environment and negative perceptions about the health of the financial sector in general. The Company has the ability to hold such securities until market prices recover.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(6) Loans

Loans receivable at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Mortgage loans:
Residential	$1,793,123	1,705,747
Commercial	1,017,008	847,907
Multi-family	95,498	67,546
Construction	233,727	309,569

Total mortgage loans	3,139,356	2,930,769

Commercial loans	753,173	712,062
Consumer loans	624,282	644,134

Total other loans	1,377,455	1,356,196

Premiums on purchased loans	10,980	9,793
Unearned discounts	(492)	(661)
Net deferred costs (fees)	(551)	194

	$4,526,748	4,296,291

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to the loans’ yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2008, 2007 and 2006, $2,569,000, $3,100,000 and $3,762,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

Included in Loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $59,118,000 and $34,644,000 at December 31, 2008 and 2007, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2008, 2007 and 2006.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $2,255,000, $956,000 and $328,000, for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there are no commitments to lend additional funds to borrowers whose loans are nonaccrual.

At December 31, 2008, impaired loans consisted of ten commercial and commercial mortgage loans totaling $37,847,000, all of which were included in nonaccrual loans. At December 31, 2007, impaired loans consisted of seven commercial and commercial mortgage loans totaling $24,825,000, all of which were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $6,030,000 and $2,908,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, impaired loans for which there was no related allowance for loan losses in accordance with SFAS No. 114 totaled $13,175,000 and $5,360,000, respectively. The average balances of impaired loans during the years ended December 31, 2008, 2007 and 2006 were $15,971,000, $1,264,000 and $231,000, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2008, 2007 and 2006 was insignificant for the periods presented.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balance of loans serviced for others was approximately $265,573,000 and $220,925,000, at December 31, 2008 and 2007, respectively.

The Bank, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $474,680,000 and $560,918,000, at December 31, 2008 and 2007, respectively, and undisbursed home equity and personal credit lines of $224,953,000 and $206,594,000, at December 31, 2008 and 2007, respectively), exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

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

(7) Allowance for Loan Losses

The activity in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Balance at beginning of period	$40,782	32,434	31,980
Allowance of acquired institution (First Morris)	—	2,825	—
Provision charged to operations	15,100	6,530	1,320
Recoveries of loans previously charged off	2,255	2,188	1,968
Loans charged off	(10,425)	(3,195)	(2,834)

Balance at end of period	$47,712	40,782	32,434

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(8) Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Land	$19,733	20,717
Banking premises	82,341	81,635
Furniture, fixtures and equipment	48,294	47,282
Leasehold improvements	18,296	17,316
Construction in progress	5,585	3,688

	174,249	170,638
Less accumulated depreciation and amortization	98,499	91,500

	$75,750	79,138

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $7,826,000, $7,543,000 and $7,326,000, respectively.

(9) Intangible Assets

Intangible assets at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Goodwill	$498,792	498,912
Core deposit premiums	14,918	20,884
Mortgage servicing rights	974	926

	$514,684	520,722

Amortization expense of intangible assets for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Core deposit premiums	$5,966	6,476	5,756
Mortgage servicing rights	111	110	132

	$6,077	6,586	5,888

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2009	$4,721
2010	3,670
2011	2,687
2012	1,824
2013	1,025

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(10) Deposits

Deposits at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	Weighted average interest rate	2007	Weighted average interest rate
Savings deposits	$872,388	0.91%	$1,031,725	1.39%
Money market accounts	756,793	2.05	598,344	3.55
NOW accounts	602,280	1.26	467,868	1.67
Non-interest bearing deposits	462,364	—	487,413	—
Certificates of deposit	1,532,511	3.13	1,639,470	4.35

	$4,226,336		$4,224,820

Scheduled maturities of certificates of deposit accounts at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Within one year	$1,166,615	1,428,803
One to three years	267,300	142,382
Three to five years	96,161	60,231
Five years and thereafter	2,435	8,054

	$1,532,511	1,639,470

Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Savings deposits	$9,915	18,674	18,198
NOW and money market accounts	12,074	12,751	8,020
Certificates of deposits	66,898	81,498	57,973

	$88,887	112,923	84,191

(11) Borrowed Funds

Borrowed funds at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Securities sold under repurchase agreements	$594,404	480,560
FHLB line of credit	96,000	72,000
FHLB advances	557,277	522,544

	$1,247,681	1,075,104

FHLB advances are at fixed and variable rates and mature between January 2009 and November 2018. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

Scheduled maturities of FHLB advances at December 31, 2008 are as follows (in thousands):

2008
Due in one year or less	$106,141
Due after one year through two years	185,648
Due after two years through three years	188,805
Due after three years through four years	9,100
Due after four years through five years	228
Thereafter	67,355

$557,277

Scheduled maturities of securities sold under repurchase agreements at December 31, 2008 are as follows (in thousands):

2008
Due in one year or less	$248,375
Due after one year through two years	128,650
Due after two years through three years	82,379
Due after three years through four years	45,000
Due after four years through five years	45,000
Thereafter	45,000

$594,404

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2008 and 2007 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2008:
Securities sold under repurchase agreements	$606,749	565,945	3.73%
FHLB line of credit	106,000	67,727	1.84
FHLB advances	650,425	529,859	3.96
2007:
Securities sold under repurchase agreements	$537,315	439,217	4.32%
FHLB line of credit	96,000	49,657	5.33
FHLB advances	522,544	344,087	3.83

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. At December 31, 2008 and 2007, the Bank had unused lines of credit with the FHLB of $104,000,000 and $128,000,000, respectively. These lines of credit are subject to renewal annually.

(12) Subordinated Debentures

As part of a previous acquisition, the Company assumed subordinated debentures issued by the acquired entity. Upon its assumption of the subordinated debentures, the Company recorded a premium of $1,674,000,

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

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

(13) Benefit Plans

Pension and Post-retirement Benefits

The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. The pension plan provides for 100% vesting after five years of service. The pension plan’s assets are invested in group annuity contracts and investment funds currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2008, management believes that no contributions will be made to the pension plan in 2009.

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

Measurement of the benefit obligation and net periodic benefit cost for January 1 through June 30, 2006 shown below reflect the Act’s 28% subsidy. Effective July 1, 2006, the Bank implemented two new retiree healthcare plans which reduced monthly premium costs. These plans are Supplemental Medicare Plans fully managed by the Bank’s health insurance carrier that provide prescription drug coverage that is equal to or greater than Medicare Part D. However, based on the structural arrangement of the plan contracts, the Bank is no longer eligible for the Medicare subsidy.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2008	2007	2006	2008	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$15,793	16,931	19,530	17,670	26,035	28,389
Plan Amendment				—	(2,920)
Service cost	—	—	—	181	228	519
Interest cost	1,030	956	1,068	1,016	995	1,516
Actuarial (gain) loss	1,585	(121)	(714)	(416)	(5,493)	(3,656)
Benefits paid	(397)	(1,357)	(2,953)	(597)	(487)	(733)
Change in actuarial assumptions	—	(616)	—	—	(688)	—

Benefit obligation at end of year	$18,011	15,793	16,931	17,854	17,670	26,035

Change in plan assets:
Fair value of plan assets at beginning of year	$19,706	20,467	20,841	—	—	—
Actual return on plan assets	(5,974)	596	2,579	—	—	—
Employer contributions	—	—	—	597	487	733
Benefits paid	(397)	(1,357)	(2,953)	(597)	(487)	(733)

Fair value of plan assets at end of year	$13,335	19,706	20,467	—	—	—

Funded status at end of year	$(4,676)	3,913	3,536	(17,854)	(17,670)	(26,035)

The unfunded pension benefits of $4.7 million and the unfunded post-retirement benefits of $17.9 million at December 31, 2008 are included in other liabilities in the consolidated statement of financial condition. The components of accumulated other comprehensive (gain) loss related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2008 and 2007 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2008	2007	2008	2007
Unrecognized transition obligation	$—	—	—	—
Unrecognized prior service cost	—	—	(24)	(28)
Unrecognized net actuarial gain	8,396	(722)	(7,328)	(7,583)

Total accumulated other comprehensive loss (gain)	$8,396	(722)	(7,352)	(7,611)

Net periodic benefit cost for the years ending December 31, 2008, 2007 and 2006, included the following components (in thousands):

	Pension			Post-retirement
	2008	2007	2006	2008	2007	2006
Service cost	$—	—	—	181	228	519
Interest cost	1,030	956	1,068	1,016	995	1,516
Expected return on plan assets	5,974	(596)	(2,579)	—	—	—
Amortization of:
Net (loss) gain	(7,532)	(1,027)	936)	(671)	(584)	20
Unrecognized prior service cost	—	—	—	(4)	(4)	—
Unrecognized remaining assets	—	—	—	—	181	384

Net periodic benefit (increase) cost	$(528)	(667)	(575)	522	816	2,439

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

The weighted average actuarial assumptions used in the plan determinations at December 31, 2008, 2007 and 2006 were as follows:

	Pension			Post-retirement
	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Rate of compensation increase	—	—	—	—	5.50	5.50
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	8.50	9.00	7.00

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Merrill Lynch bond indices, for reasonableness. A discount rate of 6.00% was selected for the December 31, 2008 measurement date and the 2008 expense calculation.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2008 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$210	(170)
Effect on post-retirement benefits obligation	2,600	(2,110)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows (in thousands):

	Pension	Post-retirement
2009	$484,000	$682,000
2010	519,000	726,000
2011	542,000	759,000
2012	576,000	804,000
2013	621,000	846,000

The weighted-average asset allocation of pension plan assets at December 31, 2008 and 2007 were as follows:

Asset Category	2008	2007
Domestic equities	45%	47%
Foreign equities	13%	15%
US bonds	42%	38%

Total	100%	100%

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

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

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2008, 2007 and 2006, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2008, 2007 and 2006 were $478,000, $491,000 and $351,000, respectively.

Supplemental Executive Retirement Plan

The Bank also maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $152,000, $75,000 and $116,000 for the years 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, $1,985,000 and $1,616,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. In accordance with SFAS No. 158, a charge of $106,000, an increase of $132,000 and a charge of $76,000, net of tax, were recorded in other comprehensive income for 2008, 2007 and 2006, respectively.

Retirement Plan for the Board of Directors of The Provident Bank

The Bank maintains a Retirement Plan for the Board of Directors of the Bank, a non-qualified plan that provides cash payments for up to ten years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

age of 72 with at least ten years of service on the board, is forty quarterly payments of $1,250. The Bank may suspend payments under this plan if it does not meet Federal Deposit Insurance Corporation or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. For the years ended December 31, 2008, 2007 and 2006, The Bank paid $15,000, $15,000 and $10,500, respectively, to former board members under this plan. At December 31, 2008 and 2007, $237,000 and $203,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. The Retirement Plan for the Board of Directors was accounted for in accordance with SFAS No. 158 as of December 31, 2006. In accordance with SFAS No 158, a charge of $4,000, an increase of $451 and an increase of $22,000, net of tax, were recorded in other comprehensive income for 2008, 2007 and 2006, respectively.

The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2008, was $70.0 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the ESOP year ending December 31, 2008, 172,591 shares are committed to be released and will be allocated to participants, compared to 169,221 shares released in the ESOP year ending December 31, 2007. Unallocated ESOP shares held in suspense totaled 3,783,285 at December 31, 2008, and had a fair market value of $57.9 million. ESOP compensation expense for the years ended December 31, 2008, 2007 and 2006 was $2,162,000, $2,495,000 and $2,842,000, respectively.

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

December 31, 2008, 2007 and 2006

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

2008 Long-Term Equity Incentive Plan

Upon stockholders’ approval of the 2008 Long-Term Equity Incentive Plan on April 23, 2008, shares available for stock awards and stock options under the 2003 Stock Award Plan and the 2003 Stock Option Plan were reserved for issuance under the new 2008 Long-Term Equity Incentive Plan. No additional grants of stock awards and stock options will be made under the 2003 Stock Award Plan and the 2003 Stock Option Plan. The new plan authorized the issuance of up to 2,481,382 shares of Company common stock with no more than 1,850,000 shares permitted to be issued as stock awards. Shares previously awarded under the 2003 plans that are subsequently forfeited or expire may also be issued under the new plan.

Stock Awards

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in five annual installments, commencing one year from the date of the award. As of December 31, 2008, common stock available for awards totaled 1,850,000 shares. Expense attributable to stock awards amounted to $2,701,000, $4,594,000 and $4,810,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2008	2007	2006
Outstanding at beginning of year	310,073	530,386	747,380
Granted	61,590	74,251	33,000
Forfeited	(1,963)	(31,560)	(6,900)
Vested	(223,004)	(263,004)	(243,094)

Outstanding at the end of year	146,696	310,073	530,386

Stock Options

Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair market value of a share of the Company’s common stock at the date of grant. Options vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Directors and employees have been granted 3,973,789 stock options as of December 31, 2008.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2008		2007		2006
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,400,170	$18.50	4,376,845	$18.55	4,464,230	$18.55
Granted	172,090	12.54	312,617	17.78	186,000	18.52
Exercised	—	—	—	—	(6,055)	18.57
Forfeited	(16,113)	17.30	(128,342)	18.50	(117,700)	18.57
Expired	(593,798)	18.57	(160,950)	18.57	(149,630)	18.57

Outstanding at the end of year	3,962,349	$18.23	4,400,170	$18.50	4,376,845	$18.55

The total fair value of shares vesting during 2008, 2007 and 2006 was $2,913,000, $3,343,000 and $3,304,000, respectively.

Compensation expense of approximately $601,000 ($391,000 net of tax), $513,000 ($333,000 net of tax), and $373,000 ($242,000 net of tax), is projected for 2009, 2010 and 2011, respectively, on stock options outstanding at December 31, 2008.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 15.14-19.22	3,792,709	5.0 years	$18.49	3,414,104	$18.54
$ 12.54-12.54	169,640	9.1 years	$12.54	—	$—

The stock options outstanding and stock options exercisable at December 31, 2008 have an aggregate intrinsic value of $470,000 and $0, respectively.

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

Compensation expense related to the Company’s stock option plan totaled $1,929,000, $3,245,000 and $3,330,000 for 2008, 2007 and 2006, respectively.

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

December 31, 2008, 2007 and 2006

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

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2008	2007	2006
Expected dividend yield	3.51%	2.26%	1.98%
Expected volatility	31.94%	17.74%	16.72%
Risk-free interest rate	2.91%	4.78%	4.64%
Expected option life	8 years	8 years	8 years

The intrinsic value of options exercised during 2008, 2007 and 2006 was $0.00, $0.00, and $0.18 per option, respectively. The weighted average fair value of options granted during 2008, 2007 and 2006 was $3.16, $3.81, and $4.42 per option, respectively.

(14) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$19,583	14,080	21,853
State	121	49	1,133

Total current	19,704	14,129	22,986

Deferred:
Federal	(3,707)	(472)	1,902
State	(1,060)	(165)	(1,687)

Total deferred	(4,767)	(637)	215

	$14,937	13,492	23,201

The Bank recorded, in accumulated other comprehensive income, a deferred tax expense of $432,000, $4,494,000 and $1,340,000 during 2008, 2007 and 2006, respectively, to reflect the tax effect of the unrealized loss on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax (benefit) expense of ($3,214,000) and $3,513,000 in 2008 and 2007, respectively, related to the amortization of post-retirement obligations. The Bank recorded, in accumulated other comprehensive income, a deferred tax benefit of $66,000 during 2006 to reflect the tax effect of the adoption of SFAS No. 158.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Tax expense at statutory rate of 35%	$19,803	17,805	26,910
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(611)	(76)	(360)
Tax-exempt interest income	(3,556)	(3,345)	(2,945)
Change in valuation reserve	(339)	339	—
Bank-owned life insurance	(1,849)	(1,891)	(1,819)
Other, net	1,489	660	1,415

	$14,937	13,492	23,201

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$19,227	16,396
Post-retirement benefit	10,302	10,333
Deferred compensation	3,122	3,109
Intangibles	1,083	1,556
Depreciation	1,744	1,211
SERP	907	845
ESOP	2,187	1,679
Stock compensation	5,371	5,424
Unrealized loss on securities	—	362
State AMA	849	849
State NOL	—	1,361
Other	1,675	1,373

Total gross deferred tax assets	46,467	44,498
Valuation Reserve	—	1,735

Deferred tax liabilities:
Pension expense	1,520	1,304
Deferred loan costs	2,664	2,258
Investment securities, principally due to accretion of discounts	247	301
Purchase accounting adjustments	2,814	4,073
Originated mortgage servicing rights	356	366
Unrealized gain on securities	70	—
SFAS No. 158	365	3,579

Total gross deferred tax liabilities	8,036	11,881

Net deferred tax asset	$38,431	30,882

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

Equity at December 31, 2008 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2008 the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

In 2007, the Company recorded deferred tax assets of $1,493,000 from the acquisition of First Morris.

In 2007, the Company recorded a valuation reserve in the amount of $1,735,000. This valuation reserve related primarily to state net operating losses of approximately $23,000,000 that were set to expire from 2013 through 2014. In 2008, the entire valuation allowance was eliminated due to a large dividend payment the Bank received from a subsidiary, which reduced the state net operating losses to zero.

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

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2008 and 2007. In 2007, the Company recorded a $2,048,000 reversal of a tax contingency reserve upon closing of the statute of limitations as an increase to stockholders’ equity.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files separate State of New Jersey income tax returns. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2005. The Internal Revenue Service recently completed an examination of the 2001 and 2002 tax years and there were no adjustments.

(15) Lease Commitments

The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2008 are summarized as follows (in thousands):

Year ending December 31:
2009	$3,317
2010	3,029
2011	2,582
2012	1,940
2013	1,151
Thereafter	2,650

$14,669

Rental expense was $4,263,000, $4,610,000 and $4,393,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

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

The Company has entered into employment agreements with two executives. Each of these agreements has a term of thirty-six months. The agreements renew for an additional year beginning on the first anniversary date of the agreement, and on each anniversary date thereafter, so that the remaining term is thirty-six months. In the event the executive’s employment is terminated for reasons other than for cause, for retirement or for disability or following a change in control, the executive would be entitled to a lump sum payment equivalent to the greater of: the payments due for the remaining term of the employment agreement, or three times the sum of (i) the highest annual rate of base salary and (ii) the greater of (x) the average bonus paid over the last three years or (y) the cash bonus paid in the last year, as well as continuation of life, medical, dental and disability insurance coverage for three years. The agreements generally provide that following a change in control (as defined in the agreement), the executive will receive the severance payments and other benefits described above if he resigns during the one-year period following the change in control or if the executive is terminated during the remaining term of the employment agreement following the change in control. The executives would receive an aggregate of $4,875,000 in cash payments, as well as continuation of life, medical, dental and disability coverage, pursuant to the employment agreements upon a change of control of the Company based upon current levels of compensation.

(17) Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2008 and 2007, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

As of December 31, 2008 and 2007, the Bank exceeds all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution. The Bank’s actual capital amounts and ratios are also presented in the following table (in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Leverage (Tier 1)	$394,201	6.64%	$237,639	4.00%	$297,049	5.00%
Risk-based capital:
Tier 1	394,201	9.50	165,930	4.00	248,895	6.00
Total	441,913	10.65	331,860	8.00	414,825	10.00

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Leverage (Tier 1)	$350,594	6.14%	$228,478	4.00%	$285,598	5.00%
Risk-based capital:
Tier 1	350,594	8.83	158,903	4.00	238,354	6.00
Total	391,376	9.85	317,805	8.00	397,256	10.00

(18) Fair Value of Measurement of Assets and Liabilities

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Treasury obligations	$1,013	$1,013	$—	$—
Agency obligations	94,474	94,474	—	—
Mortgage-backed securities	689,461	—	689,461	—
State and municipal obligations	18,107	—	18,107	—
Corporate obligations	3,345	—	3,345	—
Equity securities	13,929	13,929	—	—
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	18,642	—	—	18,642

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

The following valuation techniques are based upon the unpaid principal balance only and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the year ended December 31, 2008.

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input as defined by SFAS No. 157, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. The Company also holds equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the year ended December 31, 2008.

For loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. The Company recognized impairment charges of $6.0 million via specific reserves established through the provision for loan losses in connection with loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114 during the year ended December 31, 2008.

There were no changes to the valuation techniques for fair value measurement during the year ended December 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. As stated in Note 1, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

(19) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

Investment Securities and Securities Available for Sale

The fair value of investment securities and securities available for sale is estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. The Company also holds equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

The estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are presented in the following table (in thousands):

	2008		2007
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$68,546	68,546	140,629	140,629
Securities available for sale	820,329	820,329	769,615	769,615
Investment securities held to maturity	347,484	351,623	358,491	359,699
FHLB stock	42,833	42,833	39,764	39,764
Loans	4,479,036	4,620,925	4,255,509	4,279,161
Financial liabilities:
Deposits	4,226,336	4,233,141	4,224,820	4,229,894
Borrowed funds	1,247,681	1,271,763	1,075,104	1,079,967

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2008 and 2007.

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$76,662	$75,331	$76,638	$75,689
Interest expense	37,473	32,762	31,287	30,729

Net interest income	39,189	42,569	45,351	44,960
Provision for loan losses	1,300	1,500	3,800	8,500

Net interest income after provision for loan losses	37,889	41,069	41,551	36,460
Non-interest income	8,785	6,667	7,775	6,984
Non-interest expense	31,952	33,292	31,958	33,399

Income before income tax expense	14,722	14,444	17,368	10,045
Income tax expense	4,029	4,091	4,205	2,612

Net income	$10,693	$10,353	$13,163	$7,433

Basic earnings per share	$0.19	$0.18	$0.23	$0.13
Diluted earnings per share	0.19	0.18	0.23	0.13

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$70,027	$76,905	$77,827	$77,818
Interest expense	32,753	36,867	38,544	39,535

Net interest income	37,274	40,038	39,283	38,283
Provision for loan losses	300	1,200	1,300	3,730

Net interest income after provision for loan losses	36,974	38,838	37,983	34,553
Non-interest income	7,726	14,202	8,073	5,536
Non-interest expense	29,332	34,136	35,711	33,834

Income before income tax expense	15,368	18,904	10,345	6,255
Income tax expense	4,560	5,287	2,085	1,560

Net income	$10,808	$13,617	$8,260	$4,695

Basic earnings per share	$0.18	$0.22	$0.14	$0.08
Diluted earnings per share	0.18	0.22	0.14	0.08

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

(21) Earnings Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share computations.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Net income	$41,642	$37,380	$53,685

Basic weighted average common shares outstanding	56,031,273	59,067,438	60,968,533
Plus:
Dilutive shares	45	—	735,373

Diluted weighted average common shares outstanding	56,031,318	59,067,438	61,703,906

Earnings per share:
Basic	$0.74	$0.63	$0.88
Diluted	$0.74	$0.63	$0.87

Anti-dilutive stock options and awards totaling 4,076,365 shares at December 31, 2008, were excluded from the earnings per share calculations.

(22) Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$5,244	$5,219
Short-term investments	—	—

Total cash and cash equivalents	5,244	5,219

Securities available for sale, at fair value	13,928	21,272
Investment in subsidiaries	907,686	875,525
Due from subsidiary—SAP	22,696	27,138
ESOP loan	69,993	74,094
Other assets	294	619

Total assets	$1,019,841	$1,001,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	1,251	1,073
Total stockholders’ equity	1,018,590	1,000,794

Total liabilities and stockholders’ equity	$1,019,841	$1,001,867

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2008	2007	2006
Income:
Dividends from subsidiary	$11,200	$120,102	$134,958
Interest income	2,884	2,962	3,034
Investment (loss) income	(544)	(851)	4,616
Other income	702	11	—

Total income	14,242	122,224	142,608

Interest expense	—	—	2,205
Non-interest expense	1,184	793	1,452

Total expense	1,184	793	3,657

Income before income tax expense	13,058	121,431	138,951
Income tax expense	70	988	149

Income before undistributed net income of subsidiary	12,988	120,443	138,802
Equity in undistributed net income (dividends in excess of earnings) of subsidiary	28,654	(83,063)	(85,117)

Net income	$41,642	$37,380	$53,685

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008, 2007 and 2006

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$41,642	$37,380	$53,685
Adjustments to reconcile net income to net cash provided by operating activities
(Equity in undistributed net income) dividends in excess of earnings of subsidiary	(28,654)	83,063	85,117
ESOP allocation	2,162	2,495	2,842
SAP allocation	2,701	4,594	4,810
Stock option allocation	1,929	3,245	3,330
Gain on sales of securities available for sale	(844)	(65)	(2,548)
Securities impairment charge	978	1,003	—
Decrease in Due from Subsidiary—SAP	4,442	5,204	4,826
Increase in other assets	(9,765)	(9,833)	(11,460)
Increase in other liabilities	178	324	464

Net cash provided by operating activities	14,769	127,410	141,066

Cash flows from investing activities:
Purchases of available for sale securities	(500)	(1,092)	(3,900)
Proceeds from sales of available for sale securities	7,803	2,129	13,076
Proceeds from maturities and paydowns of securities available for sale	—	—	—
Net decrease in ESOP loan	4,101	1,947	1,799
Cash consideration paid to acquire First Morris net of cash and cash equivalents received	—	(1,383)	—

Net cash provided by investing activities	11,404	1,601	10,975

Cash flows from financing activities:
Purchases of treasury stock	(1,447)	(116,820)	(99,583)
Stock option exercises	—	—	112
Cash dividends paid	(24,701)	(24,835)	(24,316)
Redemption of subordinated debentures	—	—	(25,774)

Net cash used in financing activities	(26,148)	(141,655)	(149,561)

Net increase (decrease) in cash and cash equivalents	25	(12,644)	2,480
Cash and cash equivalents at beginning of period	5,219	17,863	15,383

Cash and cash equivalents at end of period	$5,244	$5,219	$17,863

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Paul M. Pantozzi, the Company’s Chairman and Chief Executive Officer, and Linda A. Niro, the Company’s Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This report appears on page 61.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Directors and Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2009 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2009 and is incorporated herein by reference.

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

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2009 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2008 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	3,962,349	$18.23	2,985,805	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,962,349	$18.23	2,985,805

(1)	Consists of outstanding stock options to purchase 3,962,349 shares of common stock granted under the Company’s stock-based compensation plans.

(2)	The weighted average exercise price reflects the exercise price of $18.57 per share for 3,178,300 stock options granted in 2003; an exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004; an exercise price of $18.03 for 41,000 stock options granted in 2005; an exercise price of $18.55 for 92,250 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 236,159 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007; and an exercise price of $12.54 for 169,640 stock options granted in 2008 under the Company’s stock-based compensation plans.
(3)	Consists of stock options to purchase up to 2,985,805 shares that remained available to grant under the Company’s stock-based compensation plans.

Upon stockholders’ approval of the 2008 Long-Term Equity Incentive Plan on April 23, 2008, shares available for stock awards and stock options under the 2003 Stock Award Plan and the 2003 Stock Option Plan were reserved for issuance under the new 2008 Long-Term Equity Incentive Plan. No additional grants of stock awards and stock options will be made under the 2003 Stock Award Plan and the 2003 Stock Option Plan. The Company has granted 1,387,963 shares of stock awards and up to 1,850,000 shares remained available to grant as stock awards at December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Corporate Governance Matters – “Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2009 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc.[1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.[5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.[1]

10.1	Form of Amended and Restated Employment Agreement between Provident Financial Services, Inc. and certain executive officers.

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.

10.3	Amended and Restated Employee Savings Incentive Plan, as amended.[2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan.[2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank.

10.6	Amended and Restated Supplemental Executive Savings Plan.

10.7	Retirement Plan for the Board of Managers of The Provident Bank.

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan.

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan.

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.[3]

10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan.

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.[4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.[4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.[6]

10.15	Separation Agreement by and between Provident Financial Services, Inc., The Provident Bank and Kevin J. Ward dated December 20, 2007.[5]

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
2	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
3	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).

4	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
5	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
6	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).

(b) The exhibits listed under (a)(3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 2, 2009	By:	/s/ PAUL M. PANTOZZI
Paul M. Pantozzi Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL M. PANTOZZI	By:	/s/ LINDA A. NIRO
	Paul M. Pantozzi, Chairman and Chief Executive Officer (Principal Executive Officer)		Linda A. Niro, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 2, 2009	Date:	March 2, 2009

By:	/s/ THOMAS M. LYONS	By:	/s/ THOMAS W. BERRY
	Thomas M. Lyons First Vice President and Chief Accounting Officer of The Provident Bank (Principal Accounting Officer)		Thomas W. Berry, Director

Date:	March 2, 2009	Date:	March 2, 2009

By:	/s/ LAURA L. BROOKS	By:	/s/ JOHN G. COLLINS
	Laura L. Brooks, Director		John G. Collins, Director

Date:	March 2, 2009	Date:	March 2, 2009

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	March 2, 2009	Date:	March 2, 2009

By:	/s/ CARLOS HERNANDEZ	By:	/s/ WILLIAM T. JACKSON
	Carlos Hernandez, Director		William T. Jackson, Director

Date:	March 2, 2009	Date:	March 2, 2009

By:	/s/ KATHARINE LAUD	By:	/s/ CHRISTOPHER MARTIN
	Katharine Laud, Director		Christopher Martin, Director and President

Date:	March 2, 2009	Date:	March 2, 2009

By:	/s/ ARTHUR MCCONNELL	By:	/s/ JOHN P. MULKERIN
	Arthur McConnell, Director		John P. Mulkerin, Director

Date:	March 2, 2009	Date:	March 2, 2009

By:	/s/ EDWARD O’DONNELL	By:	/s/ JEFFRIES SHEIN
	Edward O’Donnell, Director		Jeffries Shein, Director

Date:	March 2, 2009	Date:	March 2, 2009

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.[5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.[1]

10.1	Form of Amended and Restated Employment Agreement between Provident Financial Services, Inc. and certain executive officers.

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.

10.3	Amended and Restated Employee Savings Incentive Plan, as amended.[2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan.[2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank.

10.6	Amended and Restated Supplemental Executive Savings Plan.

10.7	Retirement Plan for the Board of Managers of The Provident Bank.

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan.

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan.

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.[3]

10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan.

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.[4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.[4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.[6]

10.15	Separation Agreement by and between Provident Financial Services, Inc., The Provident Bank and Kevin J. Ward dated December 20, 2007.[5]

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
2	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
3	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
4	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
5	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
6	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).