Form 10-Q
period 2009-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2009-05-11
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 1, 2009 there were 83,209,293 shares issued and 60,270,869 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 435,923 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2009 (Unaudited) and December 31, 2008

(Dollars in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$171,838	$66,315
Federal funds sold	125,000	—
Short-term investments	7,484	2,231

Total cash and cash equivalents	304,322	68,546

Investment securities held to maturity (market value of $342,199 (unaudited) and $351,623 at March 31, 2009 and December 31, 2008, respectively)	335,665	347,484
Securities available for sale, at fair value	885,803	820,329
Federal Home Loan Bank (“FHLB”) stock	35,180	42,833
Loans	4,375,366	4,526,748
Less allowance for loan losses	52,350	47,712

Net loans	4,323,016	4,479,036

Foreclosed assets, net	4,758	3,439
Banking premises and equipment, net	75,893	75,750
Accrued interest receivable	23,571	23,866
Intangible assets	360,852	514,684
Bank-owned life insurance (“BOLI”)	128,125	126,956
Other assets	46,745	45,825

Total assets	$6,523,930	$6,548,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,937,527	$1,821,437
Savings deposits	890,438	872,388
Certificates of deposit of $100,000 or more	531,216	445,466
Other time deposits	1,157,696	1,087,045

Total deposits	4,516,877	4,226,336
Mortgage escrow deposits	14,239	20,074
Borrowed funds	1,082,762	1,247,681
Other liabilities	38,035	36,067

Total liabilities	5,651,913	5,530,158

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,834,229 shares outstanding at March 31, 2009 and 59,610,623 outstanding at December 31, 2008	832	832
Additional paid-in capital	1,013,676	1,013,293
Retained earnings	304,178	454,444
Accumulated other comprehensive income (loss)	2,197	(485)
Treasury stock, at cost	(384,914)	(384,854)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(63,952)	(64,640)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,644)	(7,667)
Deferred compensation – DDFP	7,644	7,667

Total stockholders’ equity	872,017	1,018,590

Total liabilities and stockholders’ equity	$6,523,930	$6,548,748

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three months ended March 31, 2009 and 2008 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Interest income:
Real estate secured loans	$40,605	$41,387
Commercial loans	10,498	11,282
Consumer loans	8,174	9,679
Investment securities	3,449	3,653
Securities available for sale	10,711	10,287
Other short-term investments	7	226
Federal funds	13	148

Total interest income	73,457	76,662

Interest expense:
Deposits	19,570	26,590
Borrowed funds	9,956	10,883

Total interest expense	29,526	37,473

Net interest income	43,931	39,189
Provision for loan losses	5,800	1,300

Net interest income after provision for loan losses	38,131	37,889

Non-interest income:
Fees	5,229	6,114
BOLI	1,169	1,308
Net gain on securities transactions	187	96
Other income	381	1,267

Total non-interest income	6,966	8,785

Non-interest expense:
Goodwill impairment	152,502	—
Compensation and employee benefits	17,477	16,713
Net occupancy expense	5,392	5,257
Data processing expense	2,356	2,363
Amortization of intangibles	1,594	1,776
Advertising and promotion expense	674	517
Other operating expenses	5,802	5,326

Total non-interest expense	185,797	31,952

(Loss) income before income tax expense	(140,700)	14,722
Income tax expense	2,919	4,029

Net (loss) income	$(143,619)	$10,693

Basic (loss) earnings per share	$(2.56)	$0.19
Average basic shares outstanding	56,169,573	55,924,581
Diluted (loss) earnings per share	$(2.56)	$0.19
Average diluted shares outstanding	56,169,573	55,924,581

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	10,693	—	—	—	—	—	10,693
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $2,936)	—	—	—	4,223	—	—	—	—	4,223
Reclassification adjustment for gains included in net income (net of tax of $36)	—	—	—	(60)	—	—	—	—	(60)
Amortization related to post-retirement obligations (net of tax of $61)	—	—	—	88	—	—	—	—	88

Total comprehensive income									$14,944

Cash dividends declared	—	—	(6,613)	—	—	—	—	—	(6,613)
Distributions from DDFP	—	(1)	—	—	—	—	23	(23)	(1)
Purchases of treasury stock	—	—	—	—	(463)	—	—	—	(463)
Allocation of ESOP shares	—	(163)	—	—	—	685	—	—	522
Allocation of SAP shares	—	938	—	—	—	—	—	—	938
Allocation of stock options	—	759	—	—	—	—	—	—	759

Balance at March 31, 2008	$832	$1,010,653	$441,583	$8,586	$(383,870)	$(66,904)	$(7,736)	$7,736	$1,010,880

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2009 and 2008 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive (loss) income:
Net loss	—	—	(143,619)	—	—	—	—	—	(143,619)
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $2,145)	—	—	—	2,598	—	—	—	—	2,598
Reclassification adjustment for gains included in net income (net of tax of $76)	—	—	—	(111)	—	—	—	—	(111)
Amortization related to post-retirement obligations (net of tax of $134)	—	—	—	195	—	—	—	—	195

Total comprehensive (loss) income									$(140,937)

Cash dividends declared	—	—	(6,647)	—	—	—	—	—	(6,647)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(60)	—	—	—	(60)
Allocation of ESOP shares	—	(238)	—	—	—	688	—	—	450
Allocation of SAP shares	—	430	—	—	—	—	—	—	430
Allocation of stock options	—	191	—	—	—	—	—	—	191

Balance at March 31, 2009	$832	$1,013,676	$304,178	$2,197	$(384,914)	$(63,952)	$(7,644)	$7,644	$872,017

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(143,619)	$10,693
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	152,502	—
Depreciation and amortization of intangibles	3,417	3,701
Provision for loan losses	5,800	1,300
Deferred tax expense (benefit)	297	(759)
Increase in cash surrender value of BOLI	(1,169)	(1,308)
Net amortization of premiums and discounts on securities	130	48
Accretion of net deferred loan fees	(592)	(416)
Amortization of premiums on purchased loans, net	781	692
Net increase in loans originated for sale	(26,359)	(5,347)
Proceeds from sales of loans originated for sale	26,562	5,381
Proceeds from sales of foreclosed assets, net	910	379
Allocation of ESOP shares	450	522
Allocation of SAP shares	430	938
Allocation of stock options	191	759
Net gain on sale of loans	(203)	(34)
Net gain on securities available for sale	(187)	(96)
Net gain on sale of premises and equipment	(16)	(46)
Net gain on sale of foreclosed assets	(35)	—
Decrease in accrued interest receivable	295	1,477
Decrease (increase) in other assets	2,699	(26,019)
Increase in other liabilities	1,968	24,835

Net cash provided by operating activities	24,252	16,700

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	12,831	13,232
Purchases of investment securities	(1,100)	(8,784)
Proceeds from sales of securities available for sale	12,531	3,018
Proceeds from maturities and paydowns of securities available for sale	43,197	51,835
Purchases of securities available for sale	(31,256)	(90,239)
Purchases of loans	(12,855)	(23,180)
Net decrease in loans	77,046	5,813
Proceeds from sales of premises and equipment	148	688
Purchases of premises and equipment, net	(2,098)	(1,511)

Net cash provided by (used in) investing activities	98,444	(49,128)

Cash flows from financing activities:
Net increase in deposits	290,540	10,108
(Decrease) increase in mortgage escrow deposits	(5,835)	821
Purchase of treasury stock	(60)	(463)
Cash dividends paid to stockholders	(6,647)	(6,613)
Proceeds from long-term borrowings	55,000	109,600
Payments on long-term borrowings	(49,494)	(126,459)
Net (decrease) increase in short-term borrowings	(170,424)	8,462

Net cash provided by (used in) financing activities	113,080	(4,544)

Net increase (decrease) in cash and cash equivalents	235,776	(36,972)
Cash and cash equivalents at beginning of period	68,546	140,629

Cash and cash equivalents at end of period	$304,322	$103,657

Cash paid during the period for:
Interest on deposits and borrowings	$29,624	$37,933

Income taxes	$—	$—

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$2,147	$2,498

Loan securitizations	$84,855	$55,217

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2008 Annual Report to Stockholders on Form 10-K.

B. (Loss) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended March 31,
	2009			2008
	Net (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Net (loss) income	$(143,619)			$10,693

Basic earnings per share:
(Loss) income available to common stockholders	$(143,619)	56,169,573	$(2.56)	$10,693	55,924,581	$0.19

Diluted earnings per share:
(Loss) income available to common stockholders	$(143,619)	56,169,573	$(2.56)	$10,693	55,924,581	$0.19

Anti-dilutive stock options and awards totaling 4,452,269 shares at March 31, 2009, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Mortgage loans:
Residential	$1,658,085	$1,793,123
Commercial	1,050,577	1,017,008
Multi-family	96,854	95,498
Construction	220,650	233,727

Total mortgage loans	3,026,166	3,139,356

Commercial loans	730,355	753,173
Consumer loans	610,059	624,282

Total other loans	1,340,414	1,377,455

Premiums on purchased loans	9,968	10,980
Unearned discounts	(430)	(492)
Net deferred (fees) costs	(752)	(551)

	$4,375,366	$4,526,748

The activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 is summarized as follows (in thousands):

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$47,712	$40,782
Provision charged to operations	5,800	1,300
Recoveries of loans previously charged off	480	517
Loans charged off	(1,642)	(1,742)

Balance at end of period	$52,350	$40,857

Note 3. Deposits

Deposits at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008
Savings	$890,438	$872,388
Money market	820,335	756,793
NOW	646,306	602,280
Non-interest bearing	470,886	462,364
Certificates of deposit	1,688,912	1,532,511

	$4,516,877	$4,226,336

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

In addition to pension benefits, certain health care and life insurance benefits are currently made available to certain of the Bank’s retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen to new entrants and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006.

Net periodic benefit costs for the three months ended March 31, 2009 and 2008 include the following components (in thousands):

	Pension		Other post-retirement
	Three months ended March 31,
	2009	2008	2009	2008
Service cost	$—	—	$48	58
Interest cost	272	227	262	260
Expected return on plan assets	(262)	(390)	—	—
Amortization of unrecognized transitional obligation	—	—	—	—
Amortization of prior service cost	—	—	(1)	(1)
Amortization of the net loss (gain)	179	—	(149)	(148)

Net periodic benefit cost (increase)	$189	(163)	$160	169

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it does not expect to contribute to its defined benefit pension plan in 2009. As of March 31, 2009, no contributions to the defined benefit pension plan have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three months ended March 31, 2009 were calculated using the estimated results of the January 1, 2009 Statement of Financial Accounting Standards (“SFAS”) No. 87 and SFAS No. 106 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS 157-4, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June

15, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 157-4 may have on its financial condition, results of operations and financial statement disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 115-2 and FAS 124-2 may have on its financial condition, results of operations and financial statement disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring disclosures about fair value of financial instruments for interim reporting periods of a publicly traded company, as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF Issue No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF Issue No. 08-3 is effective for fiscal years beginning after July 1, 2009. The adoption of EITF Issue No. 08-3 is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In June 2008, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s calculation of earnings per share for the periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” The new standard establishes enhanced disclosure requirements about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In February 2008, FSP No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until January

1, 2009. The adoption of FSP No. 157-2 is reflected in the Company’s fair value disclosures appearing in Note 6 to the unaudited consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB Statement No. 51.” This standard amends the guidance in Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” The new standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective on January 1, 2009. The adoption of SFAS No. 160 did not have a significant impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$885,803	$107,246	$778,557	$—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	30,322	—	—	30,322
Foreclosed assets	4,758	—	—	4,758
Goodwill	346,289	—	—	346,289

	381,369	—	—	381,369

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$820,329	$109,416	$710,913	$—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	$18,642	—	—	18,642

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three months ended March 31, 2009 and year ended December 31, 2008.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three months ended March 31, 2009 and year ended December 31, 2008.

For loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. The Company recognized an impairment charge of $3.1 million via specific reserves established through the provision for loan losses in connection with loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114 during the three months ended March 31, 2009.

Assets acquired through foreclosure or deed in lieu of foreclosure included in the preceding table are carried at fair value, less estimated costs to sell. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company recognized a goodwill impairment charge of $152.5 million during the three months ended March 31, 2009.

There were no changes to the valuation techniques for fair value measurement during the three months ended March 31, 2009.

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

When assigning a risk rating to a loan, management utilizes a nine-point internal risk rating system. Loans deemed to be of “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. Risk ratings are then confirmed by the Loan Review Department. Loans requiring Credit Committee approval are periodically reviewed by the Credit Committee in the credit renewal or approval process.

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

Although management believes that the Company has established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

The goodwill impairment test is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test at September 30, 2008, and a subsequent test at December 31, 2008. The results of both analyses indicated that goodwill was not impaired. As a result of the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company initiated a goodwill impairment test as of March 31, 2009. The step one analysis at March 31, 2009, indicated potential impairment. Upon completion of the second step test, it was determined that the carrying amount of the goodwill exceeded its implied fair value and an impairment charge in the amount of $152.5 million was recognized as of March 31, 2009. No goodwill impairment loss was required to be recognized for the three months ended March 31, 2008.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’

equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures, primarily in securities that are backed by sub-prime loans, have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates its intent and ability to hold securities to maturity or for a sufficient period of time to recover the recorded principal balance. The Company also has investments in common stock issued by several publicly-traded financial institutions, the valuation of which is affected by the institutions’ performance and market conditions. No securities impairment loss was required to be recognized for the three months ended March 31, 2009 or 2008.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008

Total assets at March 31, 2009 decreased $24.8 million, or 0.4%, to $6.52 billion, compared to $6.55 billion at December 31, 2008, primarily as a result of the decrease in intangible assets resulting from the goodwill impairment charge of $152.5 million, partially offset by an increase in cash and cash equivalents resulting from deposit inflows and sales and repayments of loans. Cash and cash equivalents increased $235.8 million to $304.3 million at March 31, 2009, from $68.5 million at December 31, 2008. At quarter-end, these balances were pending redeployment to fund loan originations, investment purchases and the repayment of maturing borrowings.

Securities available for sale, at fair value, increased $65.5 million, or 8.0%, to $885.8 million at March 31, 2009, compared to $820.3 million at December 31, 2008. The increase in the securities available for sale portfolio included $84.9 million of residential mortgage loan pools that were securitized by the Company and are now held as securities available for sale. The weighted average life of the Company’s available for sale securities portfolio was 2.8 years at March 31, 2009.

Federal Home Loan Bank stock decreased $7.7 million, or 17.9%, to $35.2 million at March 31, 2009, compared to $42.8 million at December 31, 2008. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at March 31, 2009, decreased $156.0 million, or 3.5%, to $4.32 billion, compared to $4.48 billion at December 31, 2008, largely as a result of the securitization of $84.9 million of conforming one- to four-family residential mortgage loans. Loan originations totaled $268.9 million and loan purchases totaled $12.9 million for the quarter ended March 31, 2009. Net increases of $34.9 million in commercial and multi-family mortgage loans were more than offset by decreases of $135.0 million in residential mortgage loans, $22.8 million in commercial loans, $14.2 million in consumer loans, and $13.1 million in construction loans during the first quarter of 2009. Commercial loans, consisting of commercial real estate, construction and commercial loans, totaled $2.10 billion at March 31, 2009 and December 31, 2008, representing 48.1% of the loan portfolio at March 31, 2009, and 46.5% of the loan portfolio at December 31, 2008. The Company intends to continue to focus on the origination of commercial loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.27 billion and accounted for 51.9% of the loan portfolio at March 31, 2009, compared to $2.42 billion, or 53.5% of the portfolio at December 31, 2008.

At March 31, 2009, the allowance for loan losses totaled $52.4 million, or 1.20% of total loans, compared with $47.7 million, or 1.05% of total loans at December 31, 2008. Total non-performing loans were $63.8 million, or 1.46% of total loans at March 31, 2009, compared to $59.1 million, or 1.31% of total loans at December 31, 2008. Non-performing assets totaled $68.5 million, or 1.05% of total assets at March 31, 2009, compared to $62.6 million, or 0.96% of total assets at December 31, 2008.

Intangible assets decreased $153.8 million to $360.9 million at March 31, 2009, from $514.7 million at December 31, 2008. At March 31, 2009, the Company had goodwill totaling $346.3 million, compared to $498.8 million at December 31, 2008, resulting primarily from acquisitions completed in 2004 and 2007. U.S. generally accepted accounting principles require companies to perform an annual test for goodwill impairment. As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test at September 30, 2008, and a subsequent test at December 31, 2008. The results of both analyses indicated that goodwill was not impaired. As a result of the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company initiated a goodwill impairment test as of March 31, 2009, indicating that goodwill resulting from these acquisitions was impaired. The Company recognized a $152.5 million goodwill impairment charge for the quarter ended March 31, 2009.

Total deposits increased $290.5 million, or 6.9%, to $4.52 billion at March 31, 2009, from $4.23 billion at December 31, 2008, with core deposits increasing $134.1 million and time deposits increasing $156.4 million. Core deposits, consisting of all demand and savings deposits, represented 62.6% of total deposits at March 31, 2009, compared to 63.7% of total deposits at December 31, 2008. Within core deposits, money market account balances increased $63.5 million, to $820.3 million at March 31, 2009, NOW checking account balances increased $44.0 million, to $646.3 million at March 31, 2009, savings account balances increased $18.1 million, to $890.4 million at March 31, 2009 and non-interest bearing demand deposit accounts increased $8.6 million, to $470.9 million at March 31, 2009. These increases are primarily due to increases in municipal money market and checking account balances, Smart checking and Platinum relationship checking and money market account balances, and business checking account balances. Time deposit increases were primarily in the 18-month and shorter maturity categories.

Total stockholders’ equity decreased $146.6 million, or 14.4%, to $872.0 million at March 31, 2009. This decrease was due to a net loss of $143.6 million, $6.6 million in cash dividends, and common stock purchases of $60,000, partially offset by $2.6 million in other comprehensive income and the allocation of shares to stock-based compensation plans of $1.1 million. At March 31, 2009, book value per share and tangible book value per share were $14.57 and $8.54, respectively, compared with $17.09 and $8.45, respectively, at December 31, 2008. Common stock repurchases during the quarter ended March 31, 2009, totaled 5,000 shares at an average cost of $11.36 per share. At March 31, 2009, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit, each with the FHLB-NY. As of March 31, 2009, the Company did not have any outstanding borrowings against these lines of credit.

Cash needs for the three months ended March 31, 2009, were provided for primarily from deposit inflows, income and principal payments on loans, investments and mortgage-backed securities. The cash was used primarily to fund interest and operating expenses, current loan originations, common stock repurchases and the repayment of borrowings.

As of March 31, 2009, the Bank exceeded all minimum regulatory capital requirements as follows:

	At March 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$246,601	4.00%	$403,452	6.54%
Tier 1 risk-based capital	163,761	4.00	403,452	9.85
Total risk-based capital	327,523	8.00	454,642	11.10

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

General. The Company reported a net loss of $143.6 million for the three months ended March 31, 2009, compared to net income of $10.7 million for the same period in 2008. Basic and diluted losses per share were $2.56 for the quarter ended March 31, 2009, compared with basic and diluted earnings per share of $0.19 for the same quarter in 2008. Due to the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company recognized a $152.5 million, or $2.72 per share goodwill impairment charge during the quarter ended March 31, 2009. Compared with the three months ended March 31, 2008, earnings and per share data for the three months ended March 31, 2009 also reflect an increase to the provision for loan losses due to the following: an increase in non-performing loans; growth in the loan portfolio; an increase in commercial loans as a percentage of the loan portfolio; and the impact of current macroeconomic conditions. The provision for loan losses was $5.8 million for the three months ended March 31, 2009, compared with $1.3 million for the same period in 2008. Earnings and per share data for the three months ended March 31, 2009 also include severance costs totaling $320,000, net of tax.

First quarter 2008 results were favorably impacted by a $180,000 net after-tax gain recorded in connection with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s initial public offering, and a $175,000 net after-tax gain resulting from the sale of the deposits of a branch office.

Net Interest Income. Total net interest income increased $4.7 million, or 12.1%, to $43.9 million for the quarter ended March 31, 2009, compared to $39.2 million for the quarter ended March 31, 2008. Interest income for the first quarter of 2009 decreased $3.2 million, or 4.2%, to $73.5 million, compared to $76.7 million for the same period in 2008. Interest expense decreased $7.9 million, or 21.2%, to $29.5 million for the quarter ended March 31, 2009, compared to $37.5 million for the quarter ended March 31, 2008.

The Company’s net interest margin increased 23 basis points to 3.10% for the quarter ended March 31, 2009, compared to 2.87% for the quarter ended March 31, 2008. The net interest margin for the quarter ended March 31, 2009, decreased 10 basis points from the trailing quarter net interest margin of 3.20%. The net interest spread was 2.82% for the quarter ended March 31, 2009, compared with 2.91% for the trailing quarter and 2.49% for the same period in 2008. The increase in the net interest margin for the three months ended March 31, 2009, versus the same quarter in 2008, was primarily attributable to decreases in market rates on interest-bearing liabilities. The decline in the net interest margin for the three months ended March 31, 2009, versus the trailing quarter was attributable to reductions in earning asset yields, an increase in the average balance of lower-yielding short-term investments and an increase in the average balance of non-performing loans.

The average yield on interest-earning assets decreased 42 basis points to 5.21% for the quarter ended March 31, 2009, compared to 5.63% for the comparable quarter in 2008. Compared to the trailing quarter, the yield on interest-earning assets decreased 17 basis points from 5.38%.

The average cost of interest-bearing liabilities decreased 75 basis points to 2.39% for the quarter ended March 31, 2009, compared to 3.14% for the quarter ended March 31, 2008. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 8 basis points from 2.47%.

The average balance of net loans increased $125.3 million, or 3.0%, to $4.36 billion for the quarter ended March 31, 2009, compared to $4.24 billion for the same period in 2008. Income on all loans secured by real estate decreased $782,000, or 1.9%, to $40.6 million for the three months ended March 31, 2009, compared to $41.4 million for the three months ended March 31, 2008. Interest income on commercial loans decreased $784,000, or 6.9%, to $10.5 million for the quarter ended March 31, 2009, compared to $11.3 million for the quarter ended March 31, 2008. Consumer loan interest income decreased $1.5 million, or 15.5%, to $8.2 million for the quarter ended March 31, 2009, compared to $9.7 million for the quarter ended March 31, 2008. The average loan yield for the three months ended March 31, 2009, was 5.48%, compared with 5.90% for the same period in 2008, reflecting declines in short-term interest rates and the composition of the commercial loan portfolio, which is 48% floating or adjustable rate.

Interest income on investment securities held to maturity decreased $204,000, or 5.6%, to $3.4 million for the quarter ended March 31, 2009, compared to $3.7 million for the quarter ended March 31, 2008. Average investment securities held to maturity totaled $343.4 million for the quarter ended March 31, 2009, compared with $355.4 million for the same period last year.

Interest income on securities available for sale increased $424,000, or 4.1%, to $10.7 million for the quarter ended March 31, 2009, compared to $10.3 million for the quarter ended March 31, 2008. Average securities available for sale were $893.3 million for the three months ended March 31, 2009, compared with $788.2 million for the same period in 2008. The average yield on all securities was 4.31% for the three months ended March 31, 2009, compared with 4.67% for the same period in 2008. The decrease in the yield on securities available for sale for the three months ended March 31, 2009, compared with the same period in 2008, was attributable to the reinvestment of cash flows from sales, maturities and paydowns at lower market rates than those earned in the first quarter of 2008.

The average balance of interest-bearing core deposit accounts increased $141.8 million, or 6.7%, to $2.26 billion for the quarter ended March 31, 2009, compared to $2.11 billion for the quarter ended March 31, 2008. Average time deposit account balances decreased $17.4 million, or 1.1%, to $1.60 billion for the quarter ended March 31, 2009, compared to $1.61 billion for the same period in 2008. Interest paid on deposit accounts decreased $7.0 million, or 26.4%, to $19.6 million for the quarter ended March 31, 2009, compared to $26.6 million for the quarter ended March 31, 2008. The average cost of interest-bearing deposits was 2.06% for the three months ended March 31, 2009, compared with 2.87% for the three months ended March 31, 2008, reflecting recent interest rate reductions and a shift in deposit composition to lower-costing core deposit accounts.

Average borrowings increased $84.3 million, or 7.8%, to $1.16 billion for the quarter ended March 31, 2009, compared to $1.08 billion for the quarter ended March 31, 2008. Interest paid on borrowed funds decreased $927,000, or 8.5%, to $10.0 million for the quarter ended March 31, 2009, from the quarter ended March 31, 2008. The average cost of borrowings was 3.47% for the three months ended March 31, 2009, compared with 4.06% for the three months ended March 31, 2008.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers appropriate and adequate to absorb probable credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or subsequent events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial mortgage loans, commercial loans and construction loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and provision for loan losses. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The provision for loan losses was $5.8 million for the three months ended March 31, 2009, compared with a provision for loan losses of $1.3 million for the three months ended March 31, 2008. The increase in the provision for loan losses for the three months ended March 31, 2009, compared with the same period in 2008, was primarily attributable to an increase in non-performing loans, downgrades in risk ratings, year-over-year growth in the loan portfolio and an increase in commercial loans as a percentage of the loan portfolio to 48.1% at March 31, 2009, from 46.4% at March 31, 2008. For each of the three-month periods ended March 31 2009 and 2008, the Company had net charge-offs of $1.2 million. The allowance for loan losses was $52.4 million, or 1.20% of total loans at March 31, 2009, compared to $47.7 million, or 1.05% of total loans at December 31, 2008, and $40.9 million, or 0.96% of total loans at March 31, 2008.

Non-Interest Income. Non-interest income totaled $7.0 million for the quarter ended March 31, 2009, a decrease of $1.8 million, or 20.7%, compared to the same period in 2008. Other income decreased $886,000 to $381,000 for the three months ended March 31, 2009, from $1.3 million for the three months ended March 31, 2008, due to the realization of non-recurring earnings in the first quarter of 2008, including $660,000 in pre-tax gains associated with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s initial public offering, and $400,000 in pre-tax gains on the sale of deposits associated with the sale of an under-performing branch. Fee income decreased $885,000 to $5.2 million for the three months ended March 31, 2009, from $6.1 million for the three months ended March 31, 2008, due primarily to lower deposit and loan prepayment fees and reductions in income on funds underlying outstanding official checks as a result of lower short-term interest rates. Income from the appreciation of the cash surrender value of Bank-owned life insurance decreased $139,000 to $1.2 million for the quarter ended March 31, 2009, compared with the same period in 2008, primarily as a result of lower carrier crediting rates due to the lower interest rate environment.

Non-Interest Expense. For the three months ended March 31, 2009, non-interest expense increased $153.8 million, to $185.8 million, compared to $32.0 million for the three months ended March 31, 2008. The increase in non-interest expense was primarily due to the goodwill impairment charge of $152.5 million recorded in the first quarter of 2009. Compensation and benefits expense increased $764,000 to $17.5 million for the three months ended March 31, 2009, from $16.7 million for the three months ended March 31, 2008, due primarily to pre-tax severance costs of $541,000 recognized in the first quarter of 2009, and increases in pension and healthcare benefits expense. Other operating expenses increased $476,000 to $5.8 million for the quarter ended March 31, 2009, from $5.3 for the same period last year, primarily due to increases in deposit insurance costs and expenses related to foreclosed assets.

Income Tax Expense. For the three months ended March 31, 2009, the Company’s income tax expense was $2.9 million. This compares with $4.0 million for the same period in 2008. The decrease in income tax expense was attributable to lower pre-tax income and a lower effective tax rate. Excluding the impact of the goodwill impairment charge, which is not tax-deductible, the Company’s effective tax rate was 24.7% for the three months ended March 31, 2009, compared with 27.4% for the three months ended March 31, 2008. The reduction in the Company’s effective tax rate was a result of a larger proportion of the Company’s income being derived from tax-exempt sources.

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

The Company endeavors to acquire and retain core deposit accounts and expand customer relationships in order to maintain a less interest rate sensitive funding base. The Company’s ability to retain maturing certificate of deposit accounts is the result of its strategy to remain competitively priced within its marketplace, typically within the upper quartile of rates offered by its competitors. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB-NY during periods of pricing dislocation.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 5% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2009 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-200	$164,677	$(7,217)	(4.2)%
-100	169,184	(2,710)	(1.6)
Static	171,894	—	—
+100	172,163	269	0.2
+200	171,253	(641)	(0.4)

The preceding table indicates that, as of March 31, 2009, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 0.4%, or $641,000. In the event of a 200 basis point decrease in interest rates, net interest income is projected to decrease 4.2%, or $7.2 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2009 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-200	$1,336,404	$53,611	4.2%	18.9%	2.6%
-100	1,309,133	26,340	2.1	18.6	1.2
Flat	1,282,793	—	—	18.4	—
+100	1,227,546	(55,247)	(4.3)	17.9	(3.0)
+200	1,132,676	(150,117)	(11.7)	16.7	(9.0)

The preceding table indicates that as of March 31, 2009, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 11.7%, or $150.1 million. If rates were to decrease 200 basis points, the model forecasts a 4.2%, or $53.6 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (2)
January 1, 2009 through January 31, 2009	5,232	$11.36	5,232	2,144,782
February 1, 2009 through February 28, 2009	—	—	—	2,144,782
March 1, 2009 Through March 31, 2009	—	—	—	2,144,782
Total	5,232	$11.36	5,232

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6. Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]
3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]
4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]
10.1	Form of Amended and Restated Employment Agreement between Provident Financial Services, Inc. and certain executive officers. [7]
10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [7]
10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]
10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]
10.5	Supplemental Executive Retirement Plan of the Provident Bank. [7]
10.6	Amended and Restated Supplemental Executive Savings Plan. [7]
10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]
10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]
10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]
10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]
10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan. [7]
10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]
10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]
10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [5]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: May 11, 2009	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Linda A. Niro
Linda A. Niro
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2009	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)