Form 10-Q
period 2009-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2009-08-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 1, 2009 there were 83,209,293 shares issued and 60,272,596 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 434,603 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2009 (Unaudited) and December 31, 2008

(Dollars in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS

Cash and due from banks	$195,754	$66,315
Short-term investments	8,570	2,231

Total cash and cash equivalents	204,324	68,546

Investment securities held to maturity (market value of $344,743 (unaudited) and $351,623 at June 30, 2009 and December 31, 2008, respectively)	339,307	347,484
Securities available for sale, at fair value	1,134,818	820,329
Federal Home Loan Bank (“FHLB”) stock	35,732	42,833

Loans	4,357,657	4,526,748
Less allowance for loan losses	51,994	47,712

Net loans	4,305,663	4,479,036

Foreclosed assets, net	5,459	3,439
Banking premises and equipment, net	76,429	75,750
Accrued interest receivable	25,004	23,866
Intangible assets	359,790	514,684
Bank-owned life insurance (“BOLI”)	129,475	126,956
Other assets	52,843	45,825

Total assets	$6,668,844	$6,548,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,137,915	$1,821,437
Savings deposits	876,935	872,388
Certificates of deposit of $100,000 or more	541,951	445,466
Other time deposits	1,152,579	1,087,045

Total deposits	4,709,380	4,226,336

Mortgage escrow deposits	19,795	20,074
Borrowed funds	1,027,762	1,247,681
Other liabilities	39,334	36,067

Total liabilities	5,796,271	5,530,158

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,836,673 shares outstanding at June 30, 2009, and 59,610,623 shares outstanding at December 31, 2008	832	832
Additional paid-in capital	1,014,162	1,013,293
Retained earnings	303,892	454,444
Accumulated other comprehensive income (loss)	1,875	(485)
Treasury stock, at cost	(384,924)	(384,854)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(63,264)	(64,640)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,621)	(7,667)
Deferred compensation – DDFP	7,621	7,667

Total stockholders’ equity	872,573	1,018,590

Total liabilities and stockholders’ equity	$6,668,844	$6,548,748

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and six months ended June 30, 2009 and 2008 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income:
Real estate secured loans	$39,675	$40,554	$80,280	$81,941
Commercial loans	10,570	10,621	21,068	21,903
Consumer loans	7,923	9,147	16,097	18,826
Investment securities	3,343	3,601	6,792	7,254
Securities available for sale	10,668	11,315	21,379	21,602
Other short-term investments	5	77	12	303
Deposits	117	—	117	—
Federal funds sold	11	16	24	164

Total interest income	72,312	75,331	145,769	151,993

Interest expense:
Deposits	19,759	22,222	39,329	48,812
Borrowed funds	9,388	10,540	19,344	21,423

Total interest expense	29,147	32,762	58,673	70,235

Net interest income	43,165	42,569	87,096	81,758

Provision for loan losses	5,800	1,500	11,600	2,800

Net interest income after provision for loan losses	37,365	41,069	75,496	78,958

Non-interest income:
Fees	6,466	4,892	11,695	11,006
BOLI	1,350	1,352	2,519	2,660
Net gain on securities transactions	992	305	1,179	401

Other-than-temporary impairment losses on securities	(5,466)	—	(5,466)	—
Portion of loss recognized in other comprehensive income (before taxes)	4,665	—	4,665	—

Net impairment losses on securities recognized in earnings	(801)	—	(801)	—

Other income	858	118	1,239	1,385

Total non-interest income	8,865	6,667	15,831	15,452

Non-interest expense:
Goodwill impairment	—	—	152,502	—
Compensation and employee benefits	16,784	17,464	34,261	34,177
FDIC Insurance	4,934	141	5,360	285
Net occupancy expense	4,912	5,174	10,304	10,431
Data processing expense	2,300	2,244	4,656	4,607
Advertising and promotion expense	1,356	1,312	2,030	1,829
Amortization of intangibles	1,311	1,557	2,905	3,333
Insurance	559	456	1,104	938
Printing and supplies	545	457	1,048	890
Other operating expenses	5,451	4,487	9,779	8,754

Total non-interest expense	38,152	33,292	223,949	65,244

Income before income tax expense	8,078	14,444	(132,622)	29,166

Income tax expense	1,733	4,091	4,652	8,120

Net income (loss)	$6,345	$10,353	$(137,274)	$21,046

Basic earnings (loss) per share	$0.11	$0.18	$(2.44)	$0.38
Average basic shares outstanding	56,240,798	56,014,455	56,205,182	55,969,517

Diluted earnings (loss) per share	$0.11	$0.18	$(2.44)	$0.38
Average diluted shares outstanding	56,240,798	56,014,455	56,205,182	55,969,517

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	21,046	—	—	—	—	—	21,046
Other comprehensive income:
Unrealized holding losses on securities arising during the period (net of tax of ($1,811))	—	—	—	(2,823)	—	—	—	—	(2,823)
Reclassification adjustment for gains included in net income (net of tax of $150)	—	—	—	(251)	—	—	—	—	(251)
Amortization related to post- retirement obligations (net of tax of $132)	—	—	—	192	—	—	—	—	192

Total comprehensive income									$18,164

Cash dividends declared	—	—	(13,244)	—	—	—	—	—	(13,244)
Distributions from DDFP	—	(2)	—	—	—	—	46	(46)	(2)
Purchase of treasury stock	—	—	—	—	(484)	—	—	—	(484)
Allocation of ESOP shares	—	(253)	—	—	—	1,370	—	—	1,117
Allocation of SAP shares	—	1,885	—	—	—	—	—	—	1,885
Allocation of stock options	—	1,515	—	—	—	—	—	—	1,515

Balance at June 30, 2008	$832	$1,012,265	$445,305	$1,453	$(383,891)	$(66,219)	$(7,713)	$7,713	$1,009,745

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2009 and 2008 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY

Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive income:
Net loss	—	—	(137,274)	—	—	—	—	—	(137,274)
Other comprehensive loss:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,906))				(2,759)					(2,759)
Unrealized holding gain on securities arising during the period (net of tax of $4,033)	—	—	—	4,888	—	—	—	—	4,888
Reclassification adjustment for gains included in net income (net of tax of $177)	—	—	—	(201)	—	—	—	—	(201)
Amortization related to post- retirement obligations (net of tax of $299)	—	—	—	432	—	—	—	—	432

Total comprehensive loss									$(134,914)

Cash dividends declared	—	—	(13,278)	—	—	—	—	—	(13,278)
Distributions from DDFP	—	(2)	—	—	—	—	46	(46)	(2)
Purchases of treasury stock	—	—	—	—	(70)	—	—	—	(70)
Allocation of ESOP shares	—	(513)	—	—	—	1,376	—	—	863
Allocation of SAP shares	—	977	—	—	—	—	—	—	977
Allocation of stock options	—	407	—	—	—	—	—	—	407

Balance at June 30, 2009	$832	$1,014,162	$303,892	$1,875	$(384,924)	$(63,264)	$(7,621)	$7,621	$872,573

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(137,274)	$21,046
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	152,502	—
Depreciation and amortization of intangibles	6,598	7,249
Provision for loan losses	11,600	2,800
Deferred tax benefit	(4,243)	(532)
Increase in cash surrender value of BOLI	(2,519)	(2,660)
Net amortization of premiums and discounts on securities	603	137
Accretion of net deferred loan fees	(1,206)	(832)
Amortization of premiums on purchased loans, net	1,609	1,379
Net increase in loans originated for sale	(51,289)	(10,512)
Proceeds from sales of loans originated for sale	52,136	10,450
Proceeds from sales of foreclosed assets, net	2,141	1,155
Allocation of ESOP shares	863	1,117
Allocation of SAP shares	977	1,885
Allocation of stock options	407	1,515
Net (gain) loss on sale of loans	(847)	62
Net gain on securities available for sale	(1,179)	(401)
Impairment charge on securities	801	—
Net gain on sale of premises and equipment	(172)	(85)
Net gain on sale of foreclosed assets	(75)	—
(Increase) decrease in accrued interest receivable	(1,138)	561
Increase in other assets	(5,936)	(1,145)
Increase (decrease) in other liabilities	3,267	(1,693)

Net cash provided by operating activities	27,626	31,496

Proceeds from maturities, calls and paydowns of investment securities	26,215	25,184
Purchases of investment securities	(18,245)	(21,923)
Proceeds from sales of securities available for sale	48,572	5,516
Proceeds from maturities and paydowns of securities available for sale	140,970	118,895
Purchases of securities available for sale	(414,452)	(171,914)
Purchases of loans	(28,572)	(131,429)
Net decrease in loans	108,366	88,607
Proceeds from sales of premises and equipment	1,404	816
Purchases of premises and equipment, net	(5,604)	(2,789)

Net cash used in investing activities	(141,346)	(89,037)

Net increase (decrease) in deposits	483,044	(50,310)
(Decrease) increase in mortgage escrow deposits	(279)	2,686
Purchases of treasury stock	(70)	(484)
Cash dividends paid to stockholders	(13,278)	(13,244)
Proceeds from long-term borrowings	55,000	269,600
Payments on long-term borrowings	(120,360)	(226,747)
Net (decrease) increase in short-term borrowings	(154,559)	23,066

Net cash provided by financing activities	249,498	4,567

Net increase (decrease) in cash and cash equivalents	135,778	(52,974)

Cash and cash equivalents at beginning of period	68,546	140,629

Cash and cash equivalents at end of period	$204,324	$87,655

Cash paid during the period for
Interest on deposits and borrowings	$59,718	$70,600

Income taxes	$6,411	$6,356

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008 (Unaudited) (Continued)

(Dollars in thousands)

	Six months ended June 30,
	2009	2008
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$4,039	$6,147

Loan securitizations	$84,855	$55,217

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

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2008 Annual Report to Stockholders on Form 10-K.

B. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended June 30,						For the six months ended June 30,
	2009			2008			2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Net income (loss)	$6,345			$10,353			$(137,274)			$21,046

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$6,345	56,240,798	$0.11	$10,353	56,014,455	$0.18	$(137,274)	56,205,182	$(2.44)	$21,046	55,969,517	$0.38

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$6,345	56,240,798	$0.11	$10,353	56,014,455	$0.18	$(137,274)	56,205,182	$(2.44)	$21,046	55,969,517	$0.38

Anti-dilutive stock options and awards totaling 4,427,115 shares at June 30, 2009, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Mortgage loans:
Residential	$1,604,070	$1,793,123
Commercial	1,064,973	1,017,008
Multi-family	101,068	95,498
Construction	228,736	233,727

Total mortgage loans	2,998,847	3,139,356

Commercial loans	752,376	753,173
Consumer loans	598,325	624,282

Total other loans	1,350,701	1,377,455

Premium on purchased loans	9,096	10,980
Unearned discounts	(375)	(492)
Net deferred (fees) costs	(612)	(551)

	$4,357,657	$4,526,748

The activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$52,350	$40,857	$47,712	$40,782
Provision charged to operations	5,800	1,500	11,600	2,800
Recoveries of loans previously charged off	1,411	686	1,891	1,203
Loans charged off	(7,567)	(1,925)	(9,209)	(3,667)

Balance at end of period	$51,994	$41,118	$51,994	$41,118

At June 30, 2009, the Company identified $37.0 million of loans as impaired, compared with $37.8 million of impaired loans at December 31, 2008. The Company maintained an allowance for loan losses totaling $4.7 million related to these impaired loans at June 30, 2009 compared to an allowance of $6.0 million at December 31, 2008. At June 30, 2009, $33.1 million of impaired loans were deemed collateral dependent and the related allowance for loan losses was determined based on estimates of the fair value of the collateral, giving consideration to recent appraised values and valuation estimates. Impaired loans at June 30, 2009 included $3.9 million in commercial loans to a distributor of consumer products for which terms have been modified under a troubled debt restructuring. The loans were brought current as to principal and interest as a condition to the restructuring and have continued to perform in accordance with the modified terms. A specific reserve of $56,000 is maintained in relation to these loans based on an evaluation of the net present value of projected future cash flows in accordance with SFAS No. 114.

Note 3. Deposits

Deposits June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Savings	$876,935	$872,388
Money market	930,121	756,793
NOW	726,358	602,280
Non-interest bearing	481,436	462,364
Certificates of deposit	1,694,530	1,532,511

	$4,709,380	$4,226,336

Note 4. Components of Net Periodic Benefit Cost

The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The Plan was frozen on April 1, 2003. All participants in the Plan are 100% vested. The Plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial.

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

Net periodic benefit costs for the three and six months ended June 30, 2009 and 2008 include the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	—	34	41	$—	—	82	99
Interest cost	271	267	224	252	543	494	486	512
Expected return on plan assets	(262)	(389)	—	—	(524)	(779)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(2)	(2)
Amortization of the net (gain) loss	179	—	(222)	(174)	358	—	(371)	(322)

Net periodic benefit (increase) cost	$188	(122)	35	118	$377	(285)	195	287

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008 that it does not expect to contribute to the Plan in 2009. As of June 30, 2009, no contributions to the Plan have been made.

The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2009 were calculated using the results of the January 1, 2009 Statement of Financial Accounting Standards (“SFAS”) No. 87 and SFAS No. 106 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Rules and interpretative releases of the SEC under the authority of Federal securities laws will remain authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, removes the guaranteed mortgage securitization recharacterization provisions, and requires additional annual and interim disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS No. 166 is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 requires management to evaluate subsequent events through the date financial statements are issued and to disclose the date through which such evaluation occurred. The Company has evaluated subsequent events through the August 10, 2009 issuance date of the unaudited consolidated financial statements included in this Form 10-Q.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS 157-4, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company considered the guidance provided in FSP FAS 157-4 in estimating fair value of assets and liabilities at June 30, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 change the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also require additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is reflected in the unaudited consolidated financial statements and in Note 6 thereto.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring disclosures about fair value of financial instruments for interim reporting periods of a publicly traded company, as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009, and are included in Note 7 to the unaudited consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF Issue No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit, with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF Issue No. 08-3 is effective for fiscal years beginning after July 1, 2009. The adoption of EITF Issue No. 08-3 is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB Statement No. 51.” This standard amends the guidance in Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” The new standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 became effective on January 1, 2009. The adoption of SFAS No. 160 did not have a significant impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition, measured on a recurring and non-recurring basis, at their fair values as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy.

(Dollars in thousands)	June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Measured on a recurring basis:
Securities available for sale
U.S. Agency obligations	$227,634	$—	$—	$227,634
Mortgage-backed securities	—	868,379	—	868,379
State and municipal obligations	—	18,038	—	18,038
Corporate obligations	—	9,804	—	9,804
Equity securities	10,963	—	—	10,963

	$238,597	$896,221	$—	$1,134,818

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	—	—	28,448	28,448
Foreclosed assets	—	—	5,459	5,459
Goodwill	—	—	346,289	346,289

	$—	$—	$380,196	$380,196

(Dollars in thousands)	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured on a recurring basis:
Securities available for sale
U.S. Treasury obligations	$1,013	$—	$—	$1,013
U.S. Agency obligations	94,474	—	—	94,474
Mortgage-backed securities	—	689,461	—	689,461
State and municipal obligations	—	18,107	—	18,107
Corporate obligations	—	3,345	—	3,345
Equity securities	13,929	—	—	13,929

	109,416	710,913	—	820,329

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114	$—	$—	$18,642	$18,642

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and six months ended June 30, 2009 and year ended December 31, 2008.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and six months ended June 30, 2009 and year ended December 31, 2008.

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

There were no changes to the valuation techniques for fair value measurement during the three and six months ended June 30, 2009.

Note 7. Fair Value of Financial Instruments

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

Federal Home Loan Bank of New York Stock

The carrying cost and the fair value of the investment in the common stock of the Federal Home Loan Bank of New York (“FHLB-NY”) is based on its par value. There is no market for FHLB-NY stock.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are presented in the following table (in thousands):

	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$204,324	204,324	68,546	68,546
Securities available for sale	1,134,818	1,134,818	820,329	820,329
Investment securities held to maturity	339,307	344,743	347,484	351,623
FHLB stock	35,732	35,732	42,833	42,833
Loans	4,305,663	4,367,816	4,479,036	4,620,925

Financial liabilities:
Deposits	4,709,380	4,734,632	4,226,336	4,233,141
Borrowed funds	1,027,762	1,033,512	1,247,681	1,271,763

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

Note 8. Investment Securities

At June 30, 2009, the Company had $1.13 billion and $339.3 million in available for sale and held to maturity investment securities, respectively. Many factors, including a lack of liquidity in the secondary market for certain securities, a lack of reliable pricing information, adverse regulatory actions, adverse changes in the business environment or any unexpected changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities and common stock holdings of publicly traded financial institutions. These investments may pose a higher risk of future impairment charges as a result of the current economic downturn and the potential negative effect on future performance of these private label mortgage-backed securities and equity securities. At June 30, 2009, approximately $25.1 million and $119.8 million of the mortgage-backed securities classified as held to maturity and available for sale, respectively, were private label mortgage-backed securities while the remainder of the mortgage-backed securities are issued by U.S. government sponsored agencies. The private label mortgage-backed securities classified as held to maturity and available for sale had gross unrealized losses of $600,000 and $13.9 million, respectively, at June 30, 2009.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$77,734	1,927	(718)	78,943
State and municipal obligations	257,437	4,976	(760)	261,653
Corporate obligations	4,136	21	(10)	4,147

	$339,307	6,924	(1,488)	344,743

	December 31. 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$91,435	910	(1,236)	91,109
State and municipal obligations	256,049	5,485	(1,020)	260,514

	$347,484	6,395	(2,256)	351,623

The Bank generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period.

The amortized cost and fair value of investment securities at June 30, 2009 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2009
	Amortized cost	Fair value
Due in one year or less	$12,923	12,974
Due after one year through five years	77,442	79,817
Due after five years through ten years	110,482	112,497
Due after ten years	60,726	60,512
Mortgage-backed securities	77,734	78,943

	$339,307	344,743

The following table represents the Company’s disclosure on investment securities that are accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” with temporary impairment (in thousands):

	June 30, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$8,430	(184)	21,096	(534)	29,526	(718)
State and municipal obligations	27,201	(299)	17,146	(461)	44,347	(760)
Corporate obligations	1,039	(10)	—	—	1,039	(10)

	$36,670	(493)	38,242	(995)	74,912	(1,488)

	December 31, 2008 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$20,294	(994)	8,395	(242)	28,689	(1,236)
State and municipal obligations	31,548	(716)	10,915	(304)	42,463	(1,020)

	$51,842	(1,710)	19,310	(546)	71,152	(2,256)

Based on its detailed review of the securities portfolio, the Company believes that as of June 30, 2009, securities with unrealized loss positions shown above do not represent impairments that are other than temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk and whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$225,283	2,357	(6)	227,634
Mortgage-backed securities	865,399	17,204	(14,224)	868,379
State and municipal obligations	17,625	463	(50)	18,038
Corporate obligations	9,642	282	(120)	9,804
Equity securities	12,013	15	(1,065)	10,963

	$1,129,962	20,321	(15,465)	1,134,818

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$997	16	—	1,013
Agency obligations	91,360	3,114	—	94,474
Mortgage-backed securities	692,020	9,578	(12,137)	689,461
State and municipal obligations	17,664	490	(47)	18,107
Corporate obligations	3,558	—	(213)	3,345
Equity securities	14,617	93	(781)	13,929

	$820,216	13,291	(13,178)	820,329

The amortized cost and fair value of securities available for sale at June 30, 2009, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2009
	Amortized cost	Fair value
Due in one year or less	$150,560	150,949
Due after one year through five years	95,503	97,908
Due after five years through ten years	6,487	6,619
Mortgage-backed securities	865,399	868,379
Equity securities	12,013	10,963

	$1,129,962	1,134,818

Proceeds from the sale of securities available for sale for the three and six months ended June 30, 2009 were $32,924,000, resulting in gross gains of $1,103,000 and $48,572,000 resulting in gross gains of $1,290,000, respectively.

The following table represents the Company’s disclosure on securities available for sale with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of June 30, 2009 (in thousands):

	June 30, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$102,929	(1,642)	62,868	(12,582)	165,797	(14,224)
U.S. Agency notes	62,476	(6)	—	—	62,476	(6)
State and municipal obligations	—	—	1,130	(50)	1,130	(50)
Corporate obligations	1,054	(7)	881	(113)	1,935	(120)
Equity securities	2,687	(985)	770	(80)	3,457	(1,065)

	$169,146	(2,640)	65,649	(12,825)	234,795	(15,465)

	December 31, 2008 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$98,334	(8,283)	19,718	(3,854)	118,052	(12,137)
State and municipal obligations	1,133	(47)	—	—	1,133	(47)
Corporate obligations	1,863	(195)	482	(18)	2,345	(213)
Equity securities	3,905	(780)	298	(1)	4,203	(781)

	$105,235	(9,305)	20,498	(3,873)	125,733	(13,178)

For the three and six months ended June 30, 2009, the Company recorded other-than-temporary impairment charges of $238,000, in connection with the credit related impairment of a non-investment grade private label mortgage-backed security and an other-than-temporary impairment charge of $563,000, related to a reduction in the market value of an investment in the common stock of two publicly traded financial institutions.

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, the current turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures, primarily in securities that are backed by sub-prime loans, have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. Equity securities with unrealized losses consist primarily of common stocks of local financial institutions that the Company believes have no direct exposure to sub-prime lending and that are subject to short-term cyclical market price fluctuations as a result of a number of factors including the current and projected interest rate environment and negative perceptions about the health of the financial sector in general. The Company does not have the intent to sell these securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of June 30, 2009 totaled 122 compared with 137 at December 31, 2008. There were 26 private label mortgage-backed securities at June 30, 2009 with an amortized cost of $144.9 million and unrealized losses totaling $14.5 million. Of these securities, 25 securities were investment grade and one security was below investment grade at June 30, 2009. Of the investment grade securities, 19 were rated AAA. At June 30, 2009, the non-investment grade security was analyzed for impairment and as a result, this security was considered to be other-than-temporarily impaired and a $238,000 credit related impairment was charged to earnings.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed as of June 30, 2009. One private label mortgage-backed security, classified as available for sale, with an amortized cost basis of $14.0 million, was deemed to have other-than-temporary impairment totaling $4.9 million at June 30, 2009. Of the total amount of the impairment, $238,000 was due to estimated credit losses and charged to earnings and $4.7 million was recognized in other comprehensive income for the quarter ended June 30, 2009. The evaluation of this security included a range of likely future cash flows and management-applied, security-specific assumptions as well as market assumptions based on the credit characteristics of this security. The assumptions used to determine the cash flows were based on prepayment, delinquency, loss severity and credit support information. Multiple present value cash flow analyses were used to determine the future expected cash flows. The average borrower credit score measured as a FICO for the loans underlying this security is 733, and the average loan-to-value ratio is 68%. The additional cash flow assumptions that were incorporated into this analysis used credit default rates between 2% and 4% and loss severity expectations ranging between 35% and 60%, discounted at the security’s effective interest rate.

Although the Company recognized an other-than-temporary impairment on this security, it is currently performing in accordance with contractual obligations.

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

Management believes the primary risks inherent in the portfolio are a continued decline in the economy, generally, a continued decline in real estate market values, rising unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

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

The goodwill impairment analysis is a two-step process defined by SFAS No. 142, Goodwill and Other Intangible Assets, to evaluate the potential impairment of the goodwill on the financial statements of the Bank. For this analysis, the Reporting Unit is defined as the Bank, for the application of SFAS No. 142, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. Four standard valuation methodologies common to valuation in business combination transactions involving financial institutions were used: (1) the Public Market Peers approach based on the trading prices of similar publicly traded companies as measured by standard valuation ratios; (2) the Comparable Transactions approach based on pricing ratios recently paid in the sale or merger of comparable banking franchises; (3) the Control Premium approach based on the Company’s trading price (a proxy for the Bank’s market pricing ratios were it publicly traded) followed by the application of an industry based control premium; and (4) the Discounted Cash Flow (“DCF”) approach where value is estimated based on the present value of projected dividends and a terminal value. These valuation techniques take into account the Bank’s recent operating history, current operating environment and future prospects.

The Public Market Peers approach and the Comparable Transactions approach are based on Level 2 inputs pursuant to SFAS No. 157. The Control Premium approach is based on a combination of Level 1 inputs (the quoted price for the Company’s common stock) and Level 2 inputs (an estimated control premium based on comparable transactions). The DCF approach is based on Level 3 inputs including projections of future operations based on assumptions derived from management, the experience of the independent valuation firm that conducted the analysis and information from publicly available sources. All approaches were considered in the final estimate of fair value, with the approaches weighted based upon their applicability based upon the SFAS No. 157 hierarchy. These approaches and the resulting fair value conclusions are consistent with standard valuation techniques used by other market participants in evaluating business combinations for financial institutions.

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test at September 30, 2008, and a subsequent test at December 31, 2008. The results of both analyses indicated that goodwill was not impaired. As a result of the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company initiated a goodwill impairment test as of

March 31, 2009. The step one analysis at March 31, 2009, indicated potential impairment. Upon completion of the second step test, it was determined that the carrying amount of the goodwill exceeded its implied fair value and an impairment charge in the amount of $152.5 million was recognized as of March 31, 2009. The Company has evaluated the requirements of SFAS No. 142 and has determined that no triggering events have occurred during the quarter ended June 30, 2009 that would require the Company to perform an impairment test prior to the annual test. No goodwill impairment loss was required to be recognized for the three months ended June 30, 2009 or 2008, or the six months ended June 30, 2008.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would measure the total credit related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures, primarily in securities that are backed by sub-prime loans, have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery. The Company also has investments in common stock issued by several publicly-traded financial institutions, the valuation of which is affected by the institutions’ performance and market conditions. The Company recognized other-than-temporary securities impairment losses totaling $801,000 for the three and six months ended June 30, 2009. No securities impairment loss was required to be recognized for the three or six months ended June 30, 2008.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008

Total assets at June 30, 2009 increased $120.1 million, or 1.8%, to $6.67 billion, compared to $6.55 billion at December 31, 2008, primarily as a result of increases in securities available for sale and cash and cash equivalents, partially offset by decreases in loans and intangible assets.

Cash and cash equivalents increased $135.8 million to $204.3 million at June 30, 2009, from $68.5 million at December 31, 2008, as a result of deposit inflows and proceeds from repayments and sales of loans. The Company will continue to deploy these balances to fund loan originations, investment purchases and the repayment of maturing borrowings.

Securities available for sale, at fair value, increased $314.5 million, or 38.4%, to $1.13 billion at June 30, 2009, compared to $820.3 million at December 31, 2008. The increase in the securities available for sale portfolio included $84.9 million of residential mortgage loan pools that were securitized by the Company in the first quarter of 2009 and are now held as securities available for sale. The loan securitization was undertaken to enhance the liquidity and risk-based capital treatment of the underlying loans. Securities purchases for the first half of 2009 consisted primarily of U.S. Government Agency guaranteed mortgage-backed securities and obligations. The weighted average life of the Company’s available for sale securities portfolio was 3.6 years at June 30, 2009 compared to 3.0 years at December 31, 2008.

Federal Home Loan Bank stock decreased $7.1 million, or 16.6%, to $35.7 million at June 30, 2009, compared to $42.8 million at December 31, 2008. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at June 30, 2009, decreased $173.4 million, or 3.9%, to $4.31 billion, compared to $4.48 billion at December 31, 2008. Loan originations totaled $572.5 million and loan purchases totaled $28.6 million for the six months ended June 30, 2009. Compared with December 31, 2008, residential mortgage loans decreased $189.1 million, consumer loans decreased $26.0 million, construction loans decreased $5.0 million, and commercial loans decreased $797,000, while commercial mortgage and multi-family loans increased $53.5 million. In addition to the securitization of $84.9 million of loans in the first quarter of 2009, total residential mortgage loans decreased as a result of the sale of newly originated 30-year fixed-rate loans as part of the Company’s interest rate risk management process. The Company originated and sold $51.3 million of 30-year fixed-rate residential mortgage loans during the first half of 2009. Commercial real estate, construction and commercial loans totaled $2.15 billion, representing 49.4% of the loan portfolio at June 30, 2009, compared to $2.10 billion, or 46.5% of the loan portfolio at December 31, 2008. The Company intends to continue to focus on the origination of commercial loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.20 billion and accounted for 50.6% of the loan portfolio at June 30, 2009, compared to $2.42 billion, or 53.5% of the portfolio at December 31, 2008.

The Company does not originate or purchase subprime loans. On a limited basis, the Company has originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at June 30, 2009 was $28.7 million.

The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Mortgage loans:
Residential	$19,900	$14,503
Commercial	23,837	24,830
Multi-family	—	—
Construction	8,109	9,403

Total mortgage loans	51,846	48,736

Commercial loans	5,538	4,456
Consumer loans	6,496	5,926

Total non-performing loans	63,880	59,118

Foreclosed assets	5,459	3,439

Total non-performing assets	$69,339	$62,557

At June 30, 2009, the allowance for loan losses totaled $52.0 million, or 1.19% of total loans, compared with $47.7 million, or 1.05% of total loans at December 31, 2008. Total non-performing loans increased $4.8 million to $63.9 million, or 1.47% of total loans at June 30, 2009, from $59.1 million, or 1.31% of total loans at December 31, 2008. The increase in non-performing loans at June 30, 2009, compared with December 31, 2008, occurred primarily in the residential mortgage category. Non-performing residential mortgage loans increased $5.4 million, to $19.9 million at June 30, 2009, from $14.5 million at December 31, 2008. The Company attributes the increase in non-performing residential mortgage loans to rising unemployment, declining property values and increased personal debt levels.

The majority of non-performing commercial mortgage loans at June 30, 2009 were attributable to two loans to a single real estate developer. The first is an $11.4 million loan secured by a planned unit development of 203 single family detached townhouse and age restricted units; and the second is a $9.2 million commercial mortgage loan secured by a 184 unit, age restricted townhouse project. At June 30, 2009, these loans were deemed impaired, evaluated in accordance with SFAS No. 114, and were allocated $2.8 million of the allowance for loan losses. Management believes that the allowance for loan losses allocated to this credit relationship is appropriate and adequate based on recent appraisals and projections of net realizable value. There is no contractual commitment to advance additional funds to this borrower.

Non-performing construction mortgage loans at June 30, 2009 consisted primarily of one $8.1 million loan to a real estate developer secured by a 5-story, 66-unit, 2 bedroom condominium project. At June 30, 2009, this loan was deemed impaired, evaluated in accordance with SFAS No. 114, and was allocated $1.1 million of the allowance for loan losses. Management believes that the allowance for loan losses allocated to this relationship is appropriate and adequate based on recent appraisals and projections of net realizable value. There is no contractual commitment to advance additional funds to this borrower.

Non-performing assets totaled $69.3 million, or 1.04% of total assets at June 30, 2009, compared to $62.6 million, or 0.96% of total assets at December 31, 2008.

Intangible assets decreased $154.9 million to $359.8 million at June 30, 2009, from $514.7 million at December 31, 2008. At June 30, 2009, the Company had goodwill totaling $346.3 million, compared to $498.8 million at December 31, 2008, resulting primarily from acquisitions completed in 2004 and 2007. U.S. generally accepted accounting principles require companies to perform an annual test for goodwill impairment. As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test at September 30, 2008, and a subsequent test at December 31, 2008. The results of both analyses indicated that goodwill was not impaired. As a result of the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company initiated a goodwill impairment test as of March 31, 2009, indicating that goodwill resulting from these acquisitions was impaired. The Company recognized a $152.5 million goodwill impairment charge for the quarter ended March 31, 2009.

Total deposits increased $483.0 million, or 11.4%, to $4.71 billion at June 30, 2009, from $4.23 billion at December 31, 2008, with core deposits increasing $321.0 million and time deposits increasing $162.0 million. Core deposits, consisting of all demand and savings deposits, represented 64.0% of total deposits at June 30, 2009, compared to 63.7% of total deposits at December 31, 2008. Within core deposits, money market account balances increased $173.3 million, to $930.1 million at June 30, 2009, NOW checking account balances increased $124.1 million, to $726.4 million at June 30, 2009, non-interest bearing demand deposit accounts increased $19.1 million, to $481.4 million at June 30, 2009, and savings account balances increased $4.5 million, to $876.9 million at June 30, 2009. These increases are primarily due to increases in municipal money market and checking account balances, SmartChecking and Platinum relationship checking and money market account balances, and business checking account balances. Time deposit increases were primarily in the 18-month and shorter maturity categories.

Borrowed funds were reduced $219.9 million, or 17.6%, to $1.03 billion at June 30, 2009, from $1.25 billion at December 31, 2008, as the Company used excess liquidity arising from the increase in core deposit funding to repay maturing advances. Borrowings as a percentage of total assets decreased to 15.4% at June 30, 2009, from 19.1% at December 31, 2008.

Total stockholders’ equity decreased $146.0 million, or 14.3%, to $872.6 million at June 30, 2009, from $1.02 billion at December 31, 2008. This decrease was primarily due to the year-to-date net loss of $137.3 million and $13.3 million in cash dividends, partially offset by $2.4 million in other comprehensive income and the allocation of shares to stock-based compensation plans of $2.2 million. At June 30, 2009, book value per share and tangible book value per share were $14.59 and $8.57, respectively, compared with $17.09 and $8.45, respectively, at December 31, 2008. The net loss for the six months ended June 30, 2009 and the resulting decrease in stockholders’ equity and book value per share were attributable to the $152.2 million non-cash goodwill impairment charge recognized in the first quarter of 2009. Tangible equity as a percentage of tangible assets was 8.13% at June 30, 2009, compared with 8.35% at December 31, 2008. Common stock repurchases during the six months ended June 30, 2009, totaled 6,200 shares at an average cost of $11.31 per share. At June 30, 2009, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit, each with the FHLB-NY. As of June 30, 2009, the Company did not have any outstanding borrowings against these lines of credit.

Cash needs for the six months ended June 30, 2009, were provided for primarily from deposit inflows, income and principal payments on loans, investments and mortgage-backed securities. The cash was used primarily to fund interest and operating expenses, current loan originations, investment and loan purchases and the repayment of borrowings.

As of June 30, 2009, the Bank and the Company exceeded all regulatory capital requirements as follows:

	At June 30, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$247,089	4.00%	$404,887	6.55%
Tier 1 risk-based capital	167,883	4.00	404,887	9.65
Total risk-based capital	335,766	8.00	454,340	10.83

Company:
Regulatory Tier 1 leverage capital	$247,619	4.00%	$511,213	8.26%
Tier 1 risk-based capital	168,511	4.00	511,213	12.13
Total risk-based capital	337,022	8.00	563,207	13.37

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

General. The Company reported net income of $6.3 million, or $0.11 per basic and diluted share for the three months ended June 30, 2009, compared to net income of $10.4 million, or $0.18 per basic and diluted share for the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company reported a net loss of $137.3 million, or $2.44 per basic and diluted share, compared with net income of $21.0 million, or $0.38 per basic and diluted share for the six months ended June 30, 2008.

Compared with the three and six months ended June 30, 2008, earnings and per share data for the three and six months ended June 30, 2009 reflect an increase in the provision for loan losses due to the following: an increase in non-performing loans; downgrades in risk ratings; year-over-year growth in the loan portfolio; an increase in commercial loans as a percentage of the loan portfolio; and the impact of current macroeconomic conditions. The provision for loan losses was $5.8 million and $11.6 million for the three and six months ended June 30, 2009, respectively, compared with $1.5 million and $2.8 million, respectively, for the same periods in 2008. In addition, earnings and per share data for the three and six months ended June 30, 2009 were impacted by a special assessment imposed on the banking industry by the FDIC as part of a plan to restore the deposit insurance fund. The cost of this special assessment to the Company was $1.9 million, or $0.03 per basic and diluted share, net of tax.

Due to the decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company previously recognized a $152.5 million, or $2.71 per share goodwill impairment charge during the quarter ended March 31, 2009. The goodwill impairment charge was a non-cash accounting adjustment to the Company’s financial statements which did not affect cash flows, liquidity, or tangible capital. As goodwill is excluded from regulatory capital, the impairment charge did not impact the regulatory capital ratios of the Company or its wholly owned subsidiary, The Provident Bank, both of which remain “well-capitalized” under regulatory requirements.

Net Interest Income. Total net interest income increased $596,000, or 1.4%, to $43.2 million for the quarter ended June 30, 2009, from $42.6 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, total net interest income increased $5.3 million, or 6.5%, to $87.1 million, from $81.8 million for the same period in 2008. Interest income for the second quarter of 2009 decreased $3.0 million, or 4.0%, to $72.3 million, from $75.3 million for the same period in 2008. For the six months ended

June 30, 2009, interest income decreased $6.2 million, or 4.1%, to $145.8 million, from $152.0 million for the six months ended June 30, 2008. Interest expense decreased $3.6 million, or 11.0%, to $29.1 million for the quarter ended June 30, 2009, from $32.8 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, interest expense decreased $11.6 million, or 16.5%, to $58.7 million, from $70.2 million for the six months ended June 30, 2008. The changes in interest income and expense for the three and six months ended June 30, 2009, versus the comparable 2008 periods reflected continued downward repricing of interest-earning assets and interest-bearing liabilities as short-term interest rates remained at historically low levels.

The Company’s net interest margin decreased 14 basis points to 2.96% for the quarter ended June 30, 2009, from 3.10% for each of the quarters ended June 30, 2008 and March 31, 2009. The decrease in the net interest margin for the three months ended June 30, 2009 versus the quarter ended June 30, 2008, and the trailing quarter was primarily attributable to reductions in earning asset yields, an increase in the average balance of lower-yielding interest-bearing deposits and short-term investments and an increase in the average balance of non-performing loans. The net interest margin increased 5 basis points to 3.03% for the six months ended June 30, 2009, from 2.98% for the same period in 2008. The increase in the net interest margin for the six months ended June 30, 2009 versus the six months ended June 30, 2008, was primarily attributable to favorable deposit repricing and an increase in the average balance of lower-costing core deposits. The net interest spread was 2.69% for the quarter ended June 30, 2009, compared with 2.76% for the same period in 2008 and 2.82% for the trailing quarter. For the six months ended June 30, 2009, the net interest spread was 2.75%, compared with 2.62% for the same period in 2008.

The average yield on interest-earning assets decreased 54 basis points to 4.96% for the quarter ended June 30, 2009, from 5.50% for the comparable quarter in 2008. Compared to the trailing quarter, the yield on interest-earning assets decreased 25 basis points from 5.21%. For the six months ended June 30, 2009, the yield on interest-earning assets decreased 48 basis points to 5.08%, from 5.56% for the same period in 2008.

The average cost of interest-bearing liabilities decreased 47 basis points to 2.27% for the quarter ended June 30, 2009, from 2.74% for the quarter ended June 30, 2008. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 12 basis points from 2.39%. For the six months ended June 30, 2009, the average cost of interest-bearing liabilities decreased 61 basis points to 2.33%, from 2.94% for the same period in 2008.

The average balance of net loans increased $76.5 million, or 1.8%, to $4.28 billion for the quarter ended June 30, 2009, from $4.20 billion for the same period in 2008. Income on loans secured by real estate decreased $879,000, or 2.2%, to $39.7 million for the three months ended June 30, 2009, from $40.6 million for the three months ended June 30, 2008. Interest income on commercial loans decreased $51,000, or 0.5%, to $10.6 million for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. Consumer loan interest income decreased $1.2 million, or 13.4%, to $7.9 million for the quarter ended June 30, 2009, from $9.1 million for the quarter ended June 30, 2008. The average loan yield for the three months ended June 30, 2009 decreased 32 basis points to 5.44%, from 5.76% for the same period in 2008.

For the six months ended June 30, 2009, the average balance of net loans increased $100.6 million, or 2.4%, to $4.32 billion, from $4.22 billion for the same period in 2008. Income on loans secured by real estate decreased $1.7 million, or 2.0%, to $80.3 million for the six months ended June 30, 2009, from $81.9 million for the six months ended June 30, 2008. Interest income on commercial loans decreased $835,000, or 3.8%, to $21.1 million for the six months ended June 30, 2009, from $21.9 million for the six months ended June 30, 2008. Consumer loan interest income decreased $2.7 million, or 14.5%, to $16.1 million for the six months ended June 30, 2009, from $18.8 million for the six months ended June 30, 2008. The average loan yield for the six months ended June 30, 2009, decreased 37 basis points to 5.46%, from 5.83% for the same period in 2008.

Interest income on investment securities held to maturity decreased $258,000, or 7.2%, to $3.3 million for the quarter ended June 30, 2009, from $3.6 million for the quarter ended June 30, 2008. Average investment securities held to maturity decreased $15.6 million, or 4.4% to $338.4 million for the quarter ended June 30, 2009, from $354.0 million for the same period last year. For the six months ended June 30, 2009, interest income on investment securities held to maturity decreased $462,000, or 6.4%, to $6.8 million, from $7.3 million for the same period in 2008. Average investment securities held to maturity decreased $13.8 million, or 3.9%, to $340.9 million for the six months ended June 30, 2009, from $354.7 million for the same period last year.

Interest income on securities available for sale decreased $647,000, or 5.7%, to $10.7 million for the quarter ended June 30, 2009, from $11.3 million for the quarter ended June 30, 2008. Average securities available for sale increased $52.2 million, or 5.9%, to $939.6 million for the three months ended June 30, 2009, from $887.4 million for the same period in 2008. For the six months ended June 30, 2009, interest income on securities available for sale decreased $233,000, or 1.0%, to $21.4 million, from $21.6 million for the six months ended June 30, 2008. Average securities available for sale increased $78.7 million, or 9.4%, to $916.6 million for the six months ended June 30, 2009, from $837.8 million for the same period in 2008.

Interest income on deposits, Federal funds sold and other short-term investments increased $40,000, to $133,000 for the quarter ended June 30, 2009, from $93,000 for the quarter ended June 30, 2008. Average interest-earning deposits, Federal funds sold and other short-term investments increased $227.8 million, to $240.0 million for the three months ended June 30, 2009, from $12.2 million for the same period in 2008. For the six months ended June 30, 2009, interest income on deposits, Federal funds sold and other short-term investments decreased $314,000, to $153,000, from $467,000 for the six months ended June 30, 2008. Average interest-earning deposits, Federal funds sold and other short-term investments increased $112.9 million, to $140.9 million for the six months ended June 30, 2009, from $28.0 million for the same period in 2008.

The average yield on all securities, including interest-earning deposits, Federal funds sold and other short-term investments decreased to 3.64% and 3.95% for the three and six months ended June 30, 2009, respectively, compared with 4.66% and 4.67% for the same respective periods in 2008.

The average balance of interest-bearing core deposit accounts increased $265.5 million, or 12.4%, to $2.41 billion for the quarter ended June 30, 2009, from $2.14 billion for the quarter ended June 30, 2008. For the six months ended June 30, 2009, average interest-bearing core deposits increased $204.1 million, or 9.6%, to $2.33 billion, from $2.13 billion for the same period in 2008. Average time deposit account balances increased $128.0 million, or 8.2%, to $1.70 billion for the quarter ended June 30, 2009, from $1.57 billion for the same period in 2008. For the six months ended June 30, 2009, average time deposits increased $55.6 million, or 3.5%, to $1.65 billion, from $1.59 billion for the same period in 2008. Interest paid on deposit accounts decreased $2.5 million, or 11.1%, to $19.8 million for the quarter ended June 30, 2009, from $22.2 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, interest paid on deposit accounts decreased $9.5 million, or 19.4%, to $39.3 million, from $48.8 million for the six months ended June 30, 2008. The average cost of interest-bearing deposits decreased to 1.93% and 1.99% for the three and six months ended June 30, 2009, respectively, from 2.41% and 2.64% for the three and six months ended June 30, 2008, respectively.

Average borrowings decreased $57.8 million, or 5.2%, to $1.04 billion for the quarter ended June 30, 2009, from $1.10 billion for the quarter ended June 30, 2008. For the six months ended June 30, 2009, average borrowings increased $12.9 million, or 1.2%, to $1.10 billion, from $1.09 billion for the six months ended June 30, 2008. Interest paid on borrowed funds decreased $1.2 million, or 10.9%, to $9.4 million for the quarter ended June 30, 2009, from $10.5 million for the quarter ended June 30, 2008. For the six months ended June 30, 2009, interest paid on borrowed funds decreased $2.1 million, or 9.7%, to $19.3 million, from $21.4 million for the six months ended June 30, 2008. The average cost of borrowings decreased to 3.60% and 3.53% for the three and six months ended June 30, 2009, respectively, from 3.84% and 3.95% for the three and six months ended June 30, 2008, respectively.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb probable credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial mortgage loans, commercial loans and construction loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and provision for loan losses. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The Company recorded provisions for loan losses of $5.8 million and $11.6 million for the three and six months ended June 30, 2009, respectively. This compares with provisions for loan losses of $1.5 million and $2.8 million recorded for the three and six months ended June 30, 2008, respectively. The increase in the provision for loan losses for the three and six months ended June 30, 2009, compared with the same periods in 2008, was attributable to an increase in non-performing loans, downgrades in risk ratings, year-over-year growth in the loan portfolio, and an increase in commercial loans as a percentage of the loan portfolio to 49.4% at June 30, 2009, from 45.1% at June 30, 2008. Total non-performing loans as a percentage of total loans were 1.47% at June 30, 2009, compared with 1.31% at December 31, 2008, and 0.86% at June 30, 2008. See “Comparison of Financial Condition at June 30, 2009 and December 31, 2008” for a discussion of non-performing loans. The Company had net charge-offs of $6.2 million and $7.3 million for the three and six months ended June 30, 2009, respectively, compared to net charge-offs of $1.2 million and $2.5 million for the same respective periods in 2008. Net charge-offs for the three and six months ended June 30, 2009 included $3.0 million related to an equipment lease financing company. The allowance for loan losses was $52.0 million, or 1.19% of total loans at June 30, 2009, compared to $47.7 million, or 1.05% of total loans at December 31, 2008, and $41.1 million, or 0.96% of total loans at June 30, 2008.

Non-Interest Income. Non-interest income totaled $8.9 million for the quarter ended June 30, 2009, an increase of $2.2 million or 33.0%, compared to the same period in 2008. Fee income for the quarter ended June 30, 2009 increased $1.6 million, or 32.2%, compared to the same period in 2008, primarily as a result of increases in the value of equity fund holdings. In addition, net gains on securities transactions totaled $992,000 for the quarter ended June 30, 2009, compared with net gains of $305,000 for the same quarter in 2008. The securities gains were attributable to the sale of $31.8 million of mortgage-backed securities as part of the Company’s interest rate risk management process. Proceeds from the sale were reinvested in mortgage-backed securities that are projected to perform better in a rising interest rate environment. Other income increased $740,000 for the quarter ended June 30, 2009, compared with the same period in 2008, primarily due to an increase in gains on loan sales. The Company experienced an increase in the origination and sale of 30-year fixed-rate residential mortgage loans during the first half of 2009 as a result of lower prevailing market interest rates that promoted increased refinancing activity. Partially offsetting these increases, the Company recognized net other-than-temporary impairment charges of $801,000 in the second quarter of 2009 related to investments in a non-Agency mortgage-backed security and the common stock of two publicly traded financial institutions.

For the six months ended June 30, 2009, non-interest income totaled $15.8 million, an increase of $379,000, or 2.5%, compared to the same period in 2008. Fee income increased $689,000, or 6.3%, for the six months ended June 30, 2009, compared to the same period in 2008, primarily as a result of increases in the value of equity fund holdings. In addition, net gains on securities transactions totaled $1.2 million for the six months ended June 30, 2009, compared with net gains of $401,000 for the same period in 2008. Partially offsetting these increases, the Company recognized net other-than-temporary impairment charges of $801,000 in the second quarter of 2009 related to investments in a non-Agency mortgage-backed security and the common stock of two publicly traded financial institutions. Other income also declined for the six months ended June 30, 2009, compared with the same period in 2008, primarily as a result of $660,000 of non-recurring income realized last year in connection with Visa’s initial public offering, partially offset by increased gains on loan sales.

Non-Interest Expense. For the three months ended June 30, 2009, non-interest expense increased $4.9 million, or 14.6%, to $38.2 million, compared to $33.3 million for the three months ended June 30, 2008. FDIC insurance expense increased $4.8 million for the three months ended June 30, 2009, compared with the same period in 2008, as a result of deposit growth, changes in premium rates and a special assessment imposed on the banking industry as part of a plan to restore the deposit insurance fund. The cost of the FDIC special assessment was $3.1 million, accrued during the quarter ended June 30, 2009 and payable September 30, 2009. In addition, other operating expenses increased $964,000 for the quarter ended June 30, 2009, compared with the same period last year, primarily as a result of costs associated with the dissolution of a real estate development joint venture. Partially offsetting these increases, compensation and benefits expense decreased $680,000 for the three months ended June 30, 2009, compared with the same period in 2008, primarily due to the recognition of $773,000 in severance costs during the second quarter of 2008.

Non-interest expense increased $158.7 million, to $223.9 million for the six months ended June 30, 2009, compared to $65.2 million for the six months ended June 30, 2008. Due to the decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company previously recognized a $152.5 million, or $2.71 per share goodwill impairment charge during the quarter ended March 31, 2009. In addition, FDIC insurance expense increased $5.1 million for the six months ended June 30, 2009, compared with the same period in 2008, as a result of deposit growth, changes in premium rates and the $3.1 million FDIC special assessment discussed previously. Other operating expenses increased $1.0 million for the six months ended June 30, 2009, compared with the same period in 2008, due primarily to costs associated with the dissolution of a real estate development joint venture.

Income Tax Expense. For the three months ended June 30, 2009, the Company’s income tax expense was $1.7 million, compared with $4.1 million for the same period in 2008. For the six months ended June 30, 2009, the Company’s income tax expense was $4.7 million, compared with $8.1 million for the same period in 2008. The decrease in income tax expense was attributable to lower pre-tax income and a lower effective tax rate. Excluding the impact of the goodwill impairment charge recognized in the first quarter of 2009, which is not tax deductible, the Company’s effective tax rates were 21.5% and 23.4%, respectively, for the three and six months ended June 30, 2009, compared with 28.3% and 27.8% for the three and six months ended June 30, 2008, respectively. The reduction in the effective tax rate is attributable to reduced projections of taxable income and a larger proportion of the Company’s income being derived from tax-exempt sources.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate mortgage loans at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal Funds rate or LIBOR. Investment securities generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest-bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market accounts move at 5% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2009 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	184,867	(2,324)	(1.2)%
Static	187,191	—	—
+100	185,320	(1,871)	(1.0)%
+200	183,010	(4,181)	(2.2)%

The preceding table indicates that as of June 30, 2009, in the event of a 200 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.2%, or $4.2 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 1.2%, or $2.3 million. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2009 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,119,246	49,496	4.6	16.0	3.4
Flat	1,069,750	—	—	15.5	—
+100	991,648	(78,102)	(7.3)	14.6	(5.7)
+200	883,133	(186,617)	(17.4)	13.3	(14.6)

The above table indicates that as of June 30, 2009, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 17.4%, or $186.6 million. If rates were to decrease 100 basis points, the model forecasts a 4.6%, or $49.5 million increase in the present value of equity. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

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

In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $3.1 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially as compared to prior periods.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)

April 1, 2009 through April 30, 2009	603	$11.53	603	2,144,179

May 1, 2009 through May 31, 2009	369	10.27	369	2,143,810

June 1, 2009 through June 30, 2009	—	—	—	2,143,810

Total	972	$11.05	972

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous program. The repurchase program has no expiration date.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2009 Annual Meeting of Stockholders was held on April 22, 2009 (the “Annual Meeting”). The matters considered and voted on by the Company’s stockholders at the Annual Meeting and the vote of the stockholders were as follows:

Matter 1. The election of four directors, each for a three-year term.

Name	FOR	WITHHOLD

Geoffrey M. Connor	44,369,680	7,631,215
Christopher Martin	49,555,175	2,445,720
Edward O’Donnell	50,110,600	1,890,295
Jeffries Shein	49,973,679	2,027,216

Matter 2. The ratification of the appointment of KPMG LLP as the Company’s independent public accounting firm for the year ending December 31, 2009.

FOR	AGAINST	ABSTAIN
50,779,475	989,451	231,969

Item 5.	OTHER INFORMATION.

None

Item 6.	EXHIBITS.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Form of Amended and Restated Employment Agreement between Provident Financial Services, Inc. and certain executive officers. [7]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [7]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of the Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan. [7]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [5]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 10, 2009	By:	/s/ Paul M. Pantozzi
Paul M. Pantozzi
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2009	By:	/s/ Linda A. Niro
Linda A. Niro
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2009	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)