Form 10-Q
period 2009-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2009-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 1, 2009 there were 83,209,293 shares issued and 60,259,313 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 433,283 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2009 (Unaudited) and December 31, 2008

(Dollars in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS

Cash and due from banks	$196,001	$66,315
Short-term investments	3,527	2,231

Total cash and cash equivalents	199,528	68,546

Investment securities held to maturity (market value of $354,424 and $351,623 at September 30, 2009 and December 31, 2008, respectively)	338,940	347,484
Securities available for sale, at fair value	1,333,042	820,329
Federal Home Loan Bank (“FHLB”) stock	34,675	42,833

Loans	4,321,364	4,526,748
Less allowance for loan losses	55,731	47,712

Net loans	4,265,633	4,479,036

Foreclosed assets, net	7,044	3,439
Banking premises and equipment, net	76,611	75,750
Accrued interest receivable	24,864	23,866
Intangible assets	359,129	514,684
Bank-owned life insurance (“BOLI”)	130,913	126,956
Other assets	45,930	45,825

Total assets	$6,816,309	$6,548,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,385,809	$1,821,437
Savings deposits	870,375	872,388
Certificates of deposit of $100,000 or more	511,008	445,466
Other time deposits	1,108,019	1,087,045

Total deposits	4,875,211	4,226,336

Mortgage escrow deposits	17,928	20,074
Borrowed funds	1,004,623	1,247,681
Other liabilities	35,927	36,067

Total liabilities	5,933,689	5,530,158

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,824,710 shares outstanding at September 30, 2009, and 59,610,623 shares outstanding at December 31, 2008	832	832
Additional paid-in capital	1,014,556	1,013,293
Retained earnings	305,940	454,444
Accumulated other comprehensive income (loss)	8,840	(485)
Treasury stock, at cost	(384,972)	(384,854)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(62,576)	(64,640)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,598)	(7,667)
Deferred compensation – DDFP	7,598	7,667

Total stockholders’ equity	882,620	1,018,590

Total liabilities and stockholders’ equity	$6,816,309	$6,548,748

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three and nine months ended September 30, 2009 and 2008 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Real estate secured loans	$39,286	$42,465	$119,566	$124,406
Commercial loans	11,108	10,665	32,176	32,568
Consumer loans	7,722	9,106	23,819	27,932
Investment securities	3,327	3,606	10,119	10,860
Securities available for sale	11,497	10,770	32,876	32,372
Other short-term investments	1	26	13	329
Deposits	98	—	215	—
Federal funds sold	—	—	24	164

Total interest income	73,039	76,638	218,808	228,631

Interest expense:
Deposits	18,807	20,133	58,136	68,945
Borrowed funds	8,922	11,154	28,266	32,577

Total interest expense	27,729	31,287	86,402	101,522

Net interest income	45,310	45,351	132,406	127,109

Provision for loan losses	6,500	3,800	18,100	6,600

Net interest income after provision for loan losses	38,810	41,551	114,306	120,509

Non-interest income:
Fees	6,652	7,281	18,347	18,287
BOLI	1,438	1,320	3,957	3,980
Net gain (loss) on loan sales	877	56	1,724	(6)
Net gain on securities transactions	195	444	1,374	845

Other-than-temporary impairment losses on securities	(701)	(1,410)	(6,167)	(1,410)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	4,665	—

Net impairment losses on securities recognized in earnings	(701)	(1,410)	(1,502)	(1,410)

Other income	127	84	519	1,531

Total non-interest income	8,588	7,775	24,419	23,227

Non-interest expense:
Goodwill impairment	—	—	152,502	—
Compensation and employee benefits	18,257	16,591	52,518	50,768
Net occupancy expense	4,966	5,195	15,270	15,626
FDIC Insurance	2,450	173	7,810	458
Data processing expense	2,354	2,296	7,010	6,903
Advertising and promotion expense	1,117	1,160	3,147	2,989
Amortization of intangibles	1,115	1,373	4,020	4,706
Other operating expenses	5,713	5,170	17,644	15,752

Total non-interest expense	35,972	31,958	259,921	97,202

Income (loss) before income tax expense	11,426	17,368	(121,196)	46,534

Income tax expense	2,750	4,205	7,402	12,325

Net income (loss)	$8,676	$13,163	$(128,598)	$34,209

Basic earnings (loss) per share	$0.15	$0.23	$(2.29)	$0.61
Average basic shares outstanding	56,311,141	56,078,691	56,240,746	56,006,174

Diluted earnings (loss) per share	$0.15	$0.23	$(2.29)	$0.61
Average diluted shares outstanding	56,311,141	56,078,870	56,240,746	56,006,234

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	34,209	—	—	—	—	—	34,209
Other comprehensive income:
Unrealized holding losses on securities arising during the period (net of tax of ($3,057))	—	—	—	(4,784)	—	—	—	—	(4,784)
Reclassification adjustment for losses included in net income (net of tax of ($226))	—	—	—	339	—	—	—	—	339
Amortization related to post- retirement obligations (net of tax of $204)	—	—	—	296	—	—	—	—	296

Total comprehensive income									$30,060

Cash dividends declared	—	—	(19,856)	—	—	—	—	—	(19,856)
Distributions from DDFP	—	(3)	—	—	—	—	69	(69)	(3)
Purchase of treasury stock	—	—	—	—	(1,445)	—	—	—	(1,445)
Allocation of ESOP shares	—	(324)	—	—	—	2,055	—	—	1,731
Allocation of SAP shares	—	2,513	—	—	—	—	—	—	2,513
Allocation of stock options	—	1,774	—	—	—	—	—	—	1,774

Balance at September 30, 2008	$832	$1,013,080	$451,856	$186	$(384,852)	$(65,534)	$(7,690)	$7,690	$1,015,568

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009 and 2008 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY

Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive income:
Net loss	—	—	(128,598)	—	—	—	—	—	(128,598)
Other comprehensive loss:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,906))				(2,759)					(2,759)
Unrealized holding gains on securities arising during the period (net of tax of $8,797)	—	—	—	11,297	—	—	—	—	11,297
Reclassification adjustment for losses included in net income (net of tax of ($11))	—	—	—	117	—	—	—	—	117
Amortization related to post- retirement obligations (net of tax of $463)	—	—	—	670	—	—	—	—	670

Total comprehensive loss									$(119,273)

Cash dividends declared	—	—	(19,906)	—	—	—	—	—	(19,906)
Distributions from DDFP	—	(5)	—	—	—	—	69	(69)	(5)
Purchases of treasury stock	—	—	—	—	(118)	—	—	—	(118)
Allocation of ESOP shares	—	(761)	—	—	—	2,064	—	—	1,303
Allocation of SAP shares	—	1,430	—	—	—	—	—	—	1,430
Allocation of stock options	—	599	—	—	—	—	—	—	599

Balance at September 30, 2009	$832	$1,014,556	$305,940	$8,840	$(384,972)	$(62,576)	$(7,598)	$7,598	$882,620

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(128,598)	$34,209
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	152,502	—
Depreciation and amortization of intangibles	9,516	10,531
Provision for loan losses	18,100	6,600
Deferred tax benefit	(5,602)	(4,495)
Increase in cash surrender value of BOLI	(3,957)	(3,980)
Net amortization of premiums and discounts on securities	1,907	229
Accretion of net deferred loan fees	(1,570)	(1,608)
Amortization of premiums on purchased loans, net	2,286	1,966
Net increase in loans originated for sale	(96,639)	(13,281)
Proceeds from sales of loans originated for sale	98,363	13,275
Proceeds from sales of foreclosed assets, net	2,851	4,953
Allocation of ESOP shares	1,303	1,731
Allocation of SAP shares	1,430	2,513
Allocation of stock options	599	1,774
Net (gain) loss on sale of loans	(1,724)	6
Net gain on securities available for sale	(1,374)	(844)
Impairment charge on securities	1,502	1,409
Net gain on sale of premises and equipment	(172)	(87)
Net gain on sale of foreclosed assets	(71)	(1)
(Increase) decrease in accrued interest receivable	(998)	1,078
Increase in other assets	(5,076)	(3,587)
Decrease in other liabilities	(140)	(5,380)

Net cash provided by operating activities	44,438	47,011

Proceeds from maturities, calls and paydowns of investment securities	40,225	35,855
Purchases of investment securities	(32,006)	(31,774)
Proceeds from sales of securities available for sale	51,105	7,731
Proceeds from maturities and paydowns of securities available for sale	211,227	159,087
Purchases of securities available for sale	(675,002)	(181,918)
Purchases of loans	(39,999)	(228,426)
Net decrease in loans	153,532	83,098
Proceeds from sales of premises and equipment	1,404	818
Purchases of premises and equipment, net	(7,589)	(4,496)

Net cash used in investing activities	(297,103)	(160,025)

Net increase (decrease) in deposits	648,875	(88,943)
(Decrease) increase in mortgage escrow deposits	(2,146)	1,573
Purchases of treasury stock	(118)	(1,445)
Cash dividends paid to stockholders	(19,906)	(19,856)
Proceeds from long-term borrowings	67,000	390,600
Payments on long-term borrowings	(156,210)	(327,601)
Net (decrease) increase in short-term borrowings	(153,848)	106,691

Net cash provided by financing activities	383,647	61,019

Net increase (decrease) in cash and cash equivalents	130,982	(51,995)
Cash and cash equivalents at beginning of period	68,546	140,629

Cash and cash equivalents at end of period	$199,528	$88,634

Cash paid during the period for
Interest on deposits and borrowings	$87,726	$102,063

Income taxes	$12,372	$10,371

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 (Unaudited) (Continued)

(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$6,280	$7,896

Loan securitizations	$84,855	$55,217

See accompanying notes to unaudited consolidated financial statements

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain reclassifications have been made to 2008 data to conform to current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2008 Annual Report to Stockholders on Form 10-K.

B. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended September 30,						For the nine months ended September 30,
	2009			2008			2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Net income (loss)	$8,676			$13,163			$(128,598)			$34,209

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$8,676	56,311,141	$0.15	$13,163	56,078,691	$0.23	$(128,598)	56,240,746	$(2.29)	$34,209	56,006,174	$0.61

Dilutive shares		—			179			—			60

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$8,676	56,311,141	$0.15	$13,163	56,078,870	$0.23	$(128,598)	56,240,746	$(2.29)	$34,209	56,006,234	$0.61

Anti-dilutive stock options and awards totaling 4,367,498 shares at September 30, 2009, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Mortgage loans:
Residential	$1,523,916	$1,793,123
Commercial	1,002,491	923,044
Multi-family	205,503	189.462
Construction	217,275	233,727

Total mortgage loans	2,949,185	3,139,356

Commercial loans	770,899	753,173
Consumer loans	593,732	624,282

Total other loans	1,364,631	1,377,455

Premium on purchased loans	8,443	10,980
Unearned discounts	(323)	(492)
Net deferred (fees) costs	(572)	(551)

	$4,321,364	$4,526,748

The activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$51,994	$41,118	$47,712	$40,782
Provision charged to operations	6,500	3,800	18,100	6,600
Recoveries of loans previously charged off	307	700	2,198	1,903
Loans charged off	(3,070)	(2,289)	(12,279)	(5,956)

Balance at end of period	$55,731	$43,329	$55,731	$43,329

At September 30, 2009, the Company identified $46.0 million of loans as impaired, compared with $37.8 million of impaired loans at December 31, 2008. The Company maintained an allowance for loan losses totaling $6.8 million related to $34.8 million of impaired loans at September 30, 2009. In addition, at September 30, 2009, the Company identified one $11.2 million construction loan as impaired with a loan to value ratio of 77% for which no allowance for loan losses was required in accordance with GAAP. The Company maintained an allowance for loan losses on impaired loans of $6.0 million at December 31, 2008. At September 30, 2009, $42.1 million of impaired loans were deemed collateral dependent and the related allowance for loan losses was determined based on estimates of the fair value of the collateral, giving consideration to recent appraised values and valuation estimates. Impaired loans at September 30, 2009 also included $3.9 million in commercial loans to a distributor of consumer products for which terms were modified under a troubled debt restructuring in the second quarter of 2009. The loans were brought current as to principal and interest as a condition to the restructuring and have continued to perform in accordance with the modified terms. A specific reserve of $26,000 is maintained in relation to these loans based on an evaluation of the net present value of projected future cash flows.

Note 3. Deposits

Deposits at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Savings	$870,375	$872,388
Money market	1,113,489	756,793
NOW	784,673	602,280
Non-interest bearing	487,647	462,364
Certificates of deposit	1,619,027	1,532,511

	$4,875,211	$4,226,336

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

Net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 include the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$—	—	34	41	$—	—	116	140
Interest cost	271	267	224	252	814	761	710	764
Expected return on plan assets	(262)	(389)	—	—	(786)	(1,168)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(3)	(3)
Amortization of the net (gain) loss	179	—	(222)	(174)	537	—	(593)	(496)

Net periodic benefit cost (increase)	$188	(122)	35	118	$565	(407)	230	405

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008 that it does not expect to contribute to the Plan in 2009. As of September 30, 2009, no contributions to the Plan have been made.

The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2009 were calculated using the results of the January 1, 2009 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. Rules and interpretative releases of the SEC under the authority of Federal securities laws remain authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial condition, results of operations or amounts reported in financial statement disclosures.

In June 2009, the FASB issued a standard that requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary, increases the frequency of required assessments to determine whether a company is the primary beneficiary of a VIE, clarifies the characteristics that identify a VIE, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, removes the guaranteed mortgage securitization recharacterization provisions, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued a standard that requires management to evaluate subsequent events through the date financial statements are issued and to disclose the date through which such evaluation occurred. The Company has evaluated subsequent events through the November 9, 2009 issuance date of the unaudited consolidated financial statements included in this Form 10-Q.

In April 2009, the FASB issued guidance regarding the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. Under this guidance, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company considered this guidance in estimating the fair value of assets and liabilities at September 30, 2009.

In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance is reflected in the unaudited consolidated financial statements and in Note 6 thereto.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of a publicly traded company, as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009, and are included in Note 7 to the unaudited consolidated financial statements.

In June 2008, the FASB ratified guidance that requires that all nonrefundable maintenance deposits be accounted for as a deposit, with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. This guidance is effective for fiscal years beginning after July 1, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In June 2008, the FASB issued guidance that requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the this guidance. The adoption of this guidance did not have a material impact on the Company’s calculation of earnings per share for the periods presented.

In March 2008, the FASB issued a standard that establishes enhanced disclosure requirements about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In February 2008, the FASB issued guidance that delayed the application of a fair value standard for non-financial assets and non-financial liabilities until January 1, 2009. The adoption of this guidance is reflected in the Company’s fair value disclosures appearing in Note 6 to the unaudited consolidated financial statements.

In December 2007, the FASB issued a standard that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This standard became effective on January 1, 2009. The adoption of this standard did not have a significant impact on the Company’s financial condition, results of operations or financial statement disclosures.

Note 6. Fair Value Measurement of Assets and Liabilities

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of fair value hierarchy are as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition, measured on a recurring and non-recurring basis, at their fair values as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy.

	September 30, 2009
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Measured on a recurring basis:
Securities available for sale
U.S. Agency obligations	$227,043	$—	$—	$227,043
Mortgage-backed securities	—	1,069,944	—	1,069,944
State and municipal obligations	—	17,660	—	17,660
Corporate obligations	—	9,920	—	9,920
Equity securities	8,475	—	—	8,475

	$235,518	$1,097,524	$—	$1,333,042

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	—	—	35,359	35,359
Foreclosed assets	—	—	7,044	7,044
Goodwill	—	—	346,289	346,289

	$—	$—	$388,692	$388,692

	December 31, 2008
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Measured on a recurring basis:
Securities available for sale
U.S. Treasury obligations	$1,013	$—	$—	$1,013
U.S. Agency obligations	94,474	—	—	94,474
Mortgage-backed securities	—	689,461	—	689,461
State and municipal obligations	—	18,107	—	18,107
Corporate obligations	—	3,345	—	3,345
Equity securities	13,929	—	—	13,929

	109,416	710,913	—	820,329

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$—	$—	$18,642	$18,642

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and nine months ended September 30, 2009, and the year ended December 31, 2008.

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company also holds equity securities and debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and nine months ended September 30, 2009, and the year ended December 31, 2008.

For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs.

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

There were no changes to the valuation techniques for fair value measurement during the three and nine months ended September 30, 2009.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are presented in the following table (in thousands):

	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value

Financial assets:
Cash and cash equivalents	$199,528	199,528	68,546	68,546
Securities available for sale	1,333,042	1,333,042	820,329	820,329
Investment securities held to maturity	338,940	354,424	347,484	351,623
FHLB stock	34,675	34,675	42,833	42,833
Loans	4,265,633	4,388,531	4,479,036	4,620,925

Financial liabilities:
Deposits	4,875,211	4,895,111	4,226,336	4,233,141
Borrowed funds	1,004,623	1,032,178	1,247,681	1,271,763

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

Note 8. Investment Securities

At September 30, 2009, the Company had $1.33 billion and $338.9 million in available for sale and held to maturity investment securities, respectively. Many factors, including a lack of liquidity in the secondary market for certain securities, a lack of reliable pricing information, adverse regulatory actions, adverse changes in the business environment or any unexpected changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities and common stock holdings of publicly traded financial institutions. These investments may pose a higher risk of future impairment charges as a result of the current economic downturn and the potential negative effect on future performance of these private label mortgage-backed securities and equity securities. At September 30, 2009, approximately $22.6 million and $111.0 million of the mortgage-backed securities classified as held to maturity and available for sale, respectively, were private label mortgage-backed securities, while the remainder of the mortgage-backed securities were issued by U.S. government sponsored agencies. The private label mortgage-backed securities classified as held to maturity and available for sale had gross unrealized losses of $447,000 and $11.2 million, respectively, at September 30, 2009.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$69,565	2,186	(453)	71,298
State and municipal obligations	259,916	13,607	—	273,523
Corporate obligations	9,459	159	(15)	9,603

	$338,940	15,952	(468)	354,424

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$91,435	910	(1,236)	91,109
State and municipal obligations	256,049	5,485	(1,020)	260,514

	$347,484	6,395	(2,256)	351,623

The Bank generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period.

The amortized cost and fair value of investment securities at September 30, 2009 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2009
	Amortized cost	Fair value
Due in one year or less	$15,277	15,397
Due after one year through five years	85,708	89,655
Due after five years through ten years	106,111	111,765
Due after ten years	62,279	66,309
Mortgage-backed securities	69,565	71,298

	$338,940	354,424

The following table represents the Company’s disclosure on investment securities with temporary impairment at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$8,032	(61)	7,095	(392)	15,127	(453)
Corporate obligations	1,724	(15)	—	—	1,724	(15)

	$9,756	(76)	7,095	(392)	16,851	(468)

	December 31, 2008 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$20,294	(994)	8,395	(242)	28,689	(1,236)
State and municipal obligations	31,548	(716)	10,915	(304)	42,463	(1,020)

	$51,842	(1,710)	19,310	(546)	71,152	(2,256)

Based on its detailed review of the securities portfolio, the Company believes that as of September 30, 2009, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk and whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$224,618	2,425	—	227,043
Mortgage-backed securities	1,055,757	25,900	(11,713)	1,069,944
State and municipal obligations	16,938	760	(38)	17,660
Corporate obligations	9,573	418	(71)	9,920
Equity securities	9,144	11	(680)	8,475

	$1,316,030	29,514	(12,502)	1,333,042

	December 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$997	16	—	1,013
Agency obligations	91,360	3,114	—	94,474
Mortgage-backed securities	692,020	9,578	(12,137)	689,461
State and municipal obligations	17,664	490	(47)	18,107
Corporate obligations	3,558	—	(213)	3,345
Equity securities	14,617	93	(781)	13,929

	$820,216	13,291	(13,178)	820,329

The amortized cost and fair value of securities available for sale at September 30, 2009, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2009
	Amortized cost	Fair value
Due in one year or less	$162,163	162,949
Due after one year through five years	82,833	85,217
Due after five years through ten years	6,133	6,457
Mortgage-backed securities	1,055,757	1,069,944
Equity securities	9,144	8,475

	$1,316,030	1,333,042

Proceeds from the sale of securities available for sale for the three months ended September 30, 2009 were $2,533,000, resulting in gross gains of $208,000 and gross losses of $13,000. Proceeds from the sale of securities available for sale for the nine months ended September 30, 2009 were $51,105,000, resulting in gross gains of $1,498,000 and gross losses of $124,000.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$77,902	(1,172)	55,183	(10,541)	133,085	(11,713)
State and municipal obligations	—	—	1,141	(38)	1,141	(38)
Corporate obligations	—	—	923	(71)	923	(71)
Equity securities	1,024	(364)	734	(316)	1,758	(680)

	$78,926	(1,536)	57,981	(10,966)	136,907	(12,502)

	December 31, 2008 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$98,334	(8,283)	19,718	(3,854)	118,052	(12,137)
State and municipal obligations	1,133	(47)	—	—	1,133	(47)
Corporate obligations	1,863	(195)	482	(18)	2,345	(213)
Equity securities	3,905	(780)	298	(1)	4,203	(781)

	$105,235	(9,305)	20,498	(3,873)	125,733	(13,178)

For the three months ended September 30, 2009, the Company recorded other-than-temporary impairment charges of $701,000 related to reductions in the market value of investments in the common stock of publicly traded financial institutions. For the nine months ended September 30, 2009, the Company recorded other-than-temporary impairment charges of $238,000 in connection with the credit-related impairment of a non-investment grade private label mortgage-backed security and an other-than-temporary impairment charge of $1.3 million, related to reductions in the market value of investments in the common stock of publicly traded financial institutions.

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, the current turmoil in the credit markets has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. Equity securities with unrealized losses consist primarily of common stocks of local financial institutions that the Company believes have no direct exposure to sub-prime lending and that are subject to short-term cyclical market price fluctuations as a result of a number of factors including the current and projected interest rate environment and negative perceptions about the health of the financial sector in general. The Company does not have the intent to sell these securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of September 30, 2009 totaled 41, compared with 137 at December 31, 2008. There were 27 private label mortgage-backed securities at September 30, 2009, with an amortized cost of $144.2 million and unrealized losses totaling $11.6 million. Of these securities, 25 securities were investment grade and two securities were below investment grade at September 30, 2009. Of the investment grade securities, 23 were rated AAA. At September 30, 2009, the non-investment grade securities were analyzed for impairment and were not considered to be other-than-temporarily impaired.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the nine months ended September 30, 2009. One private label mortgage-backed security, classified as available for sale, with an amortized cost basis of $14.0 million, was deemed to have other-than-temporary impairment totaling $4.9 million at June 30, 2009. Of the total amount of the impairment, $238,000 was due to estimated credit losses and charged to earnings and $4.7 million was recognized in other comprehensive income for the quarter ended June 30, 2009. The evaluation of this security included a range of likely future cash flows and management-applied, security-specific assumptions as well as market assumptions based on the credit characteristics of this security. The assumptions used to determine the cash flows were based on prepayment, delinquency, loss severity and credit support information. Multiple present value cash flow analyses were used to determine the future expected cash flows. The average borrower credit score measured as a FICO for the loans underlying this security was 733, and the average loan-to-value ratio was 68%. The additional cash flow assumptions that were incorporated into this analysis used credit default rates between 2% and 4% and loss severity expectations ranging between 35% and 60%, discounted at the security’s effective interest rate.

Although the Company recognized an other-than-temporary impairment on this security during the second quarter of 2009, it is currently performing in accordance with contractual obligations.

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

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also advises that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type. The appropriateness of these percentages is evaluated by management at least annually. In the second quarter of 2009, management completed its most recent evaluation of the GVA percentages. In that evaluation, the historical “look-back” period for assessing the magnitude of potential losses was shortened from five years to two years in recognition of recent macroeconomic and real estate market conditions, resulting in increases to GVA allocation percentages.

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

Although management believes that the Company has established and maintained the allowance for loan losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

The goodwill impairment analysis is a two-step process, to evaluate the potential impairment of the goodwill on the financial statements of the Bank. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. Four standard valuation methodologies common to valuation in business combination transactions involving financial institutions were used: (1) the Public Market Peers approach based on the trading prices of similar publicly traded companies as measured by standard valuation ratios; (2) the Comparable Transactions approach based on pricing ratios recently paid in the sale or merger of comparable banking franchises; (3) the Control Premium approach based on the Company’s trading price (a proxy for the Bank’s market pricing ratios were it publicly traded) followed by the application of an industry based control premium; and (4) the Discounted Cash Flow (“DCF”) approach where value is estimated based on the present value of projected dividends and a terminal value. These valuation techniques take into account the Bank’s recent operating history, current operating environment and future prospects.

The Public Market Peers approach and the Comparable Transactions approach are based on Level 2 inputs. The Control Premium approach is based on a combination of Level 1 inputs (the quoted price for the Company’s common stock) and Level 2 inputs (an estimated control premium based on comparable transactions). The DCF approach is based on Level 3 inputs including projections of future operations based on assumptions derived from management, the experience of the independent valuation firm that conducted the analysis and information from publicly available sources. All approaches were considered in the final estimate of fair value, with the approaches weighted based upon their applicability based upon the fair value hierarchy. These approaches and the resulting fair value conclusions are consistent with standard valuation techniques used by other market participants in evaluating business combinations for financial institutions.

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

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test as of September 30, 2008, and a subsequent test as of December 31, 2008. The results of both analyses indicated that goodwill was not impaired. As a result of the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company initiated a goodwill impairment test as of March 31, 2009. The step one analysis as of March 31, 2009, indicated potential impairment. Upon completion of the second step test, it was determined that the carrying amount of the goodwill exceeded its implied fair value and an impairment charge in the amount of $152.5 million was recognized as of March 31, 2009. The Company has determined that no triggering events have occurred during the quarter ended September 30, 2009 that would require the Company to perform an impairment test prior to the annual test. The annual goodwill impairment test as of September 30, 2009 was completed in the fourth quarter of 2009, with no impairment indicated. No goodwill impairment loss was required to be recognized for the three months ended September 30, 2009 or 2008, or the nine months ended September 30, 2008.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures, primarily in securities that are backed by sub-prime loans, have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery. The Company also has investments in common stock issued by several publicly traded financial institutions, the valuation of which is affected by the institutions’ performance, economic and stock market conditions. The Company recognized other-than-temporary securities impairment losses totaling $701,000 and $1.5 million for the three and nine months ended September 30, 2009, respectively. The Company recognized other-than-temporary securities impairment losses totaling $1.4 million for the three and nine months ended September 30, 2008.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Total assets at September 30, 2009 increased $267.6 million, or 4.1%, to $6.82 billion, compared to $6.55 billion at December 31, 2008, primarily as a result of increases in securities available for sale and cash and cash equivalents, partially offset by decreases in loans and intangible assets.

Cash and cash equivalents increased $131.0 million to $199.5 million at September 30, 2009, from $68.5 million at December 31, 2008, as a result of deposit inflows and proceeds from repayments and sales of loans. The Company will continue to deploy these balances to fund loan originations, investment purchases and the repayment of maturing borrowings.

Securities available for sale, at fair value, increased $512.7 million, or 62.5%, to $1.33 billion at September 30, 2009, compared to $820.3 million at December 31, 2008. The increase in the securities available for sale portfolio included $84.9 million of residential mortgage loan pools that were securitized by the Company in the first quarter of 2009 and are now held as securities available for sale. The loan securitization was undertaken to enhance the liquidity and risk-based capital treatment of the underlying loans. Securities purchases for the nine months ended September 30, 2009 consisted primarily of U.S. Government Agency guaranteed mortgage-backed securities and obligations. The weighted average life of the Company’s available for sale securities portfolio was 3.1 years at September 30, 2009 compared to 3.0 years at December 31, 2008.

Federal Home Loan Bank stock decreased $8.2 million, or 19.0%, to $34.7 million at September 30, 2009, from $42.8 million at December 31, 2008. The Company invests in stock of the Federal Home Loan Bank of New York (“FHLB-NY”) as required under the terms of membership. The level of required stock holdings is dependent, in part, on outstanding borrowings by the Company from the FHLB-NY.

Total net loans at September 30, 2009, decreased $213.4 million, or 4.8%, to $4.27 billion, compared to $4.48 billion at December 31, 2008. Loan originations totaled $843.0 million and loan purchases totaled $40.0 million for the nine months ended September 30, 2009. Compared with December 31, 2008, residential mortgage loans decreased $269.2 million, consumer loans decreased $30.5 million, and construction loans decreased $16.5 million, while commercial mortgage and multi-family loans increased $95.5 million and commercial loans increased $17.7 million. In addition to amortization, pay-offs, and the securitization of $84.9 million of loans in the first quarter of 2009, total residential mortgage loans decreased as a result of the sale of $96.6 million of newly originated, primarily 30-year fixed-rate loans as part of the Company’s interest rate risk management process. Commercial real estate, construction and commercial loans totaled $2.20 billion, representing 50.9% of the loan portfolio at September 30, 2009, compared to $2.10 billion, or 46.5% of the loan portfolio at December 31, 2008. The Company intends to continue to focus on the origination of commercially oriented loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.12 billion and accounted for 49.1% of the loan portfolio at September 30, 2009, compared to $2.42 billion, or 53.5% of the portfolio at December 31, 2008.

The Company does not originate or purchase sub-prime or option ARM loans. On a limited basis, the Company has originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at September 30, 2009 was $19.8 million. Of this total, 10 loans totaling $4.4 million were 90 days or more delinquent. General valuation reserves of 10%, or $444,000, were allocated to these loans at September 30, 2009.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $149.3 million and $113.2 million, respectively, at September 30, 2009. The Company’s participations in SNCs included three loans classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $36.9 million and outstanding balances of $34.6 million, respectively, at September 30, 2009. These adversely classified SNCs are all commercial construction loans on projects located in New York City. All of the Company’s SNC participations were current as to the payment of principal and interest as of September 30, 2009.

The Company had outstanding junior lien mortgages totaling $310.9 million at September 30, 2009. Of this total, 40 loans totaling $3.2 million were 90 days or more delinquent. General valuation reserves of 10%, or $323,000, were allocated to these loans at September 30, 2009.

The Company had outstanding indirect marine loans totaling $93.4 million at September 30, 2009. Of this total, 21 loans totaling $3.1 million were 90 days or more delinquent. General valuation reserves of 20%, or $605,000, were allocated to these loans at September 30, 2009.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Mortgage loans:
Residential	$22,627	$14,503
Commercial	34,815	24,830
Construction	7,072	9,403

Total mortgage loans	64,514	48,736

Commercial loans	5,885	4,456
Consumer loans	7,833	5,926

Total non-performing loans	78,232	59,118

Foreclosed assets	7,044	3,439

Total non-performing assets	$85,276	$62,557

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Mortgage loans:
Residential	$6,260	$5,786
Commercial	—	—
Construction	—	—

Total mortgage loans	6,260	5,786

Commercial loans	3,847	1,482
Consumer loans	1,976	1,356

Total 60-89 day delinquent loans	12,083	8,624

At September 30, 2009, the allowance for loan losses totaled $55.7 million, or 1.29% of total loans, compared with $47.7 million, or 1.05% of total loans at December 31, 2008. Total non-performing loans increased $19.1 million to $78.2 million, or 1.81% of total loans at September 30, 2009, from $59.1 million, or 1.31% of total loans at December 31, 2008.

Non-performing commercial mortgage loans increased $10.0 million, to $34.8 million at September 30, 2009, from $24.8 million at December 31, 2008. The increase in non-performing commercial mortgage loans was largely attributable to the addition, in the third quarter of 2009, of an $11.2 million senior participation interest in a $283.0 million Shared National Credit. Proceeds from this construction loan facility are being used to convert an existing 35-story, 631,000 square foot office building in New York City into a mixed-use 349-unit residential condominium and 251-room hotel. The project has been impacted by additional costs and a decline in sales activity. While this loan has been classified as non-accrual, the hotel construction is nearing completion and the loan was current as to principal and interest at September 30, 2009. The Company estimates a loan-to-value ratio of approximately 77% at September 30, 2009, and therefore, in accordance with GAAP, no specific reserve has been allocated to this loan. The Company had an unfunded commitment on this loan of an additional $527,000 at September 30, 2009.

The remaining balance of non-performing commercial mortgage loans at September 30, 2009 was primarily attributable to two loans to a single real estate developer. The first is an $11.4 million loan secured by a planned unit development of 203 single family detached townhouse and age restricted units; and the second is a $9.1 million commercial mortgage loan secured by a 184-unit, age restricted townhouse project. At September 30, 2009, these loans were deemed impaired and were allocated $5.1 million of the allowance for loan losses. Management believes that the allowance for loan losses allocated to this credit relationship is appropriate and adequate based on recent appraisals and projections of net realizable value. There is no contractual commitment to advance additional funds to this borrower.

Non-performing residential mortgage loans increased $8.1 million, to $22.6 million at September 30, 2009, from $14.5 million at December 31, 2008. Furthermore, non-performing consumer loans increased $2.0 million, to $7.8 million at September 30, 2009, from $5.9 million at December 31, 2008. The Company attributes the increase in non-performing residential mortgage and consumer loans to rising unemployment, declining property values and increased personal debt levels.

Non-performing commercial loans increased $1.4 million, to $5.9 million at September 30, 2009, from $4.4 million at December 31, 2009. Non-performing commercial loans consisted of 34 loans. The largest non-performing commercial loan had an outstanding balance of $880,000 at September 30, 2009.

Non-performing construction mortgage loans decreased $2.3 million, to $7.1 million at September 30, 2009, from $9.4 million at December 31, 2008, as a result of repayments due to unit sales. Non-performing construction mortgage loans at September 30, 2009 consisted of one $7.1 million loan to a real estate developer secured by a 5-story, 66-unit, 2 bedroom condominium project. At September 30, 2009, this loan was deemed impaired and was allocated $1.1 million of the allowance for loan losses. Management believes that the allowance for loan losses allocated to this relationship is appropriate and adequate based on recent appraisals and projections of net realizable value. There is no contractual commitment to advance additional funds to this borrower.

At September 30, 2009, the Company held $7.0 million of foreclosed assets, compared with $3.4 million at December 31, 2008. Foreclosed assets at September 30, 2009 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $3.5 million of commercial real estate, $2.0 million of residential properties, $1.5 million of boats, and $21,000 of automobiles at September 30, 2009.

Non-performing assets totaled $85.3 million, or 1.25% of total assets at September 30, 2009, compared to $62.6 million, or 0.96% of total assets at December 31, 2008.

Intangible assets decreased $155.6 million to $359.1 million at September 30, 2009, from $514.7 million at December 31, 2008. At September 30, 2009, the Company had goodwill totaling $346.3 million, compared to $498.8 million at December 31, 2008, resulting primarily from acquisitions completed in 2004 and 2007. U.S. GAAP requires companies to perform an annual test for goodwill impairment. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test as of September 30, 2008, and a subsequent test as of December 31, 2008. The results of both analyses indicated that goodwill was not impaired. As a result of the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company initiated a goodwill impairment test as of March 31, 2009, indicating that goodwill resulting from these acquisitions was impaired. The Company recognized a $152.5 million goodwill impairment charge for the quarter ended March 31, 2009.

Total deposits increased $648.9 million, or 15.4%, to $4.88 billion at September 30, 2009, from $4.23 billion at December 31, 2008, with core deposits increasing $562.4 million and time deposits increasing $86.5 million. Core deposits, consisting of all demand and savings deposits, represented 66.8% of total deposits at September 30, 2009, compared to 63.7% of total deposits at December 31, 2008. Within core deposits, money market account balances increased $356.7 million, to $1.11 billion at September 30, 2009, NOW checking account balances increased $182.4 million, to $784.7 million at September 30, 2009, non-interest bearing demand deposit accounts increased $25.3 million, to $487.6 million at September 30, 2009, and savings account balances decreased $2.0 million, to $870.4 million at September 30, 2009. These increases are primarily due to increases in municipal money market and checking account balances, SmartChecking and Platinum relationship checking and money market account balances, and business checking account balances. Time deposit increases were primarily in the 18-month and shorter maturity categories.

Borrowed funds were reduced $243.1 million, or 19.5%, to $1.00 billion at September 30, 2009, from $1.25 billion at December 31, 2008, as the Company used excess liquidity arising from the increase in core deposit funding to repay maturing advances. Borrowings as a percentage of total assets decreased to 14.7% at September 30, 2009, from 19.1% at December 31, 2008.

Total stockholders’ equity decreased $136.0 million, or 13.3%, to $882.6 million at September 30, 2009, from $1.02 billion at December 31, 2008. This decrease was primarily due to the year-to-date net loss of $128.6 million and $19.9 million in cash dividends, partially offset by $9.3 million in other comprehensive income and the allocation of shares to stock-based compensation plans of $3.3 million. At September 30, 2009, book value per share and tangible book value per share were $14.75 and $8.75, respectively, compared with $17.09 and $8.45, respectively, at December 31, 2008. The net loss for the nine months ended September 30, 2009, and the resulting decrease in stockholders’ equity and book value per share were attributable to the $152.2 million non-cash goodwill impairment charge recognized in the first quarter of 2009. Tangible equity as a percentage of tangible assets was 8.11% at September 30, 2009, compared with 8.35% at December 31, 2008. Common stock repurchases during the nine months ended September 30, 2009, totaled 11,000 shares at an average cost of $10.67 per share. At September 30, 2009, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight re-pricing line of credit, each with the FHLB-NY. As of September 30, 2009, the Company did not have any outstanding borrowings against these lines of credit.

Cash needs for the nine months ended September 30, 2009, were provided for primarily from deposit inflows; income and principal payments on loans, investments and mortgage-backed securities; and sales of loans and securities. The cash was used primarily to fund interest and operating expenses, current loan originations, investment and loan purchases and the repayment of borrowings.

As of September 30, 2009, the Bank and the Company exceeded all regulatory capital requirements as follows:

	At September 30, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$254,380	4.00%	$412,329	6.48%
Tier 1 risk-based capital	167,158	4.00	412,329	9.87
Total risk-based capital	334,316	8.00	464,609	11.12

Company:
Regulatory Tier 1 leverage capital	$254,812	4.00%	$515,898	8.10%
Tier 1 risk-based capital	167,565	4.00	515,898	12.32
Total risk-based capital	335,131	8.00	568,304	13.57

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

General. The Company reported net income of $8.7 million, or $0.15 per basic and diluted share for the three months ended September 30, 2009, compared to net income of $13.2 million, or $0.23 per basic and diluted share for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company reported a net loss of $128.6 million, or $2.29 per basic and diluted share, compared with net income of $34.2 million, or $0.61 per basic and diluted share for the nine months ended September 30, 2008.

Compared with the three and nine months ended September 30, 2008, earnings and per share data for the three and nine months ended September 30, 2009 reflect an increase in the provision for loan losses due to the following: an increase in non-performing loans; downgrades in risk ratings; an increase in commercial loans as a percentage of the loan portfolio; and the impact of current macroeconomic conditions. The provision for loan losses was $6.5 million and $18.1 million for the three and nine months ended September 30, 2009, respectively, compared with $3.8 million and $6.6 million, respectively, for the same periods in 2008. In addition, earnings and per share data for the nine months ended September 30, 2009 were impacted by a special assessment imposed on the banking industry by the FDIC as part of a plan to restore the deposit insurance fund. The cost of this special assessment to the Company was $3.1 million, which resulted in a charge of $1.9 million, or $0.03 per basic and diluted share, net of tax, recognized during the second quarter of 2009.

Due to the decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company recognized a $152.5 million, or $2.71 per share goodwill impairment charge during the quarter ended March 31, 2009. The goodwill impairment charge was a non-cash accounting adjustment to the Company’s financial statements which did not affect cash flows, liquidity, or tangible capital. As goodwill is excluded from regulatory capital, the impairment charge did not impact the regulatory capital ratios of the Company or its wholly owned subsidiary, The Provident Bank, both of which remain “well-capitalized” under regulatory requirements.

Net Interest Income. Total net interest income decreased $41,000, or 0.1%, to $45.3 million for the quarter ended September 30, 2009, from $45.4 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, total net interest income increased $5.3 million, or 4.2%, to $132.4 million, from $127.1 million for the same period in 2008. Interest income for the third quarter of 2009 decreased $3.6 million, or 4.7%, to $73.0 million, from $76.6 million for the same period in 2008. For the nine months ended September 30, 2009, interest income decreased $9.8 million, or 4.3%, to $218.8 million, from $228.6 million for the nine months ended September 30, 2008. Interest expense decreased $3.6 million, or 11.4%, to $27.7 million for the quarter ended September 30, 2009, from $31.3 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, interest expense decreased $15.1 million, or 14.9%, to $86.4 million, from $101.5 million for the nine months ended September 30, 2008. The changes in interest income and expense for the three and nine months ended September 30, 2009, versus the comparable 2008 periods reflected continued downward re-pricing of interest-earning assets and interest-bearing liabilities as short-term interest rates remained at historically low levels.

The Company’s net interest margin decreased 26 basis points to 3.01% for the quarter ended September 30, 2009, from 3.27% for the quarter ended September 30, 2008. Compared to the trailing quarter, the net interest margin increased 5 basis points from 2.96%. The decrease in the net interest margin for the three months ended September 30, 2009 versus the quarter ended September 30, 2008, was primarily attributable to reductions in earning asset yields, an increase in the average balance of lower-yielding interest-bearing deposits and short-term investments and an increase in the average balance of non-accrual loans. Average non-accrual loans for the quarter ended September 30, 2009 were $69.3 million, with related lost income of $725,000, compared with average non-accrual loans of $28.2 million, with related lost income of $377,000 for the quarter ended September 30, 2008.

The increase in the net interest margin for the three months ended September 30, 2009, versus the trailing quarter was primarily attributable to an increase in average securities available for sale, an increase in the average balance of lower-cost demand deposit accounts, and a decrease in the average rates paid on interest-bearing liabilities. The net interest spread was 2.77% for the quarter ended

September 30, 2009, compared with 2.96% for the same period in 2008 and 2.69% for the trailing quarter. The average yield on interest-earning assets decreased 67 basis points to 4.84% for the quarter ended September 30, 2009, from 5.51% for the comparable quarter in 2008. Compared to the trailing quarter, the yield on interest-earning assets decreased 12 basis points from 4.96%. The average cost of interest-bearing liabilities decreased 48 basis points to 2.07% for the quarter ended September 30, 2009, from 2.55% for the quarter ended September 30, 2008. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 20 basis points from 2.27%.

The net interest margin decreased 6 basis points to 3.02% for the nine months ended September 30, 2009, from 3.08% for the same period in 2008. The decrease in the net interest margin for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008, was primarily attributable to reductions in earning asset yields, an increase in the average balance of lower-yielding interest-bearing deposits and short-term investments, and an increase in the average balance of non-accrual loans. Average non-accrual loans for the nine months ended September 30, 2009 were $66.4 million, with related lost income of $1.8 million, compared with average non-accrual loans of $24.6 million, with related lost income of $878,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the net interest spread was 2.76%, compared with 2.74% for the same period in 2008. For the nine months ended September 30, 2009, the yield on interest-earning assets decreased 54 basis points to 5.00%, from 5.54% for the same period in 2008. For the nine months ended September 30, 2009, the average cost of interest-bearing liabilities decreased 56 basis points to 2.24%, from 2.80% for the same period in 2008.

The average balance of net loans decreased $8.1 million, or 0.2%, to $4.29 billion for the quarter ended September 30, 2009, from the same period in 2008. Income on loans secured by real estate decreased $3.2 million, or 7.5%, to $39.3 million for the three months ended September 30, 2009, from $42.5 million for the three months ended September 30, 2008. Interest income on commercial loans increased $443,000, or 4.2%, to $11.1 million for the quarter ended September 30, 2009, compared to $10.7 million for the quarter ended September 30, 2008. Consumer loan interest income decreased $1.4 million, or 15.2%, to $7.7 million for the quarter ended September 30, 2009, from $9.1 million for the quarter ended September 30, 2008. The average loan yield for the three months ended September 30, 2009 decreased 38 basis points to 5.40%, from 5.78% for the same period in 2008.

For the nine months ended September 30, 2009, the average balance of net loans increased $64.1 million, or 1.5%, to $4.31 billion, from $4.24 billion for the same period in 2008. Income on loans secured by real estate decreased $4.8 million, or 3.9%, to $119.6 million for the nine months ended September 30, 2009, from $124.4 million for the nine months ended September 30, 2008. Interest income on commercial loans decreased $392,000, or 1.2%, to $32.2 million for the nine months ended September 30, 2009, from $32.6 million for the nine months ended September 30, 2008. Consumer loan interest income decreased $4.1 million, or 14.7%, to $23.8 million for the nine months ended September 30, 2009, from $27.9 million for the nine months ended September 30, 2008. The average loan yield for the nine months ended September 30, 2009, decreased 37 basis points to 5.44%, from 5.81% for the same period in 2008.

Interest income on investment securities held to maturity decreased $279,000, or 7.7%, to $3.3 million for the quarter ended September 30, 2009, from $3.6 million for the quarter ended September 30, 2008. Average investment securities held to maturity decreased $16.2 million, or 4.6% to $338.4 million for the quarter ended September 30, 2009, from $354.6 million for the same period last year. For the nine months ended September 30, 2009, interest income on investment securities held to maturity decreased $741,000, or 6.8%, to $10.1 million, from $10.9 million for the same period in 2008. Average investment securities held to maturity decreased $14.6 million, or 4.1%, to $340.0 million for the nine months ended September 30, 2009, from $354.7 million for the same period last year.

Interest income on securities available for sale increased $727,000, or 6.8%, to $11.5 million for the quarter ended September 30, 2009, from $10.8 million for the quarter ended September 30, 2008. Average securities available for sale increased $331.4 million, or 38.8%, to $1.19 billion for the three months ended September 30, 2009, from $855.0 million for the same period in 2008. For the nine months ended September 30, 2009, interest income on securities available for sale increased $504,000, or 1.6%, to $32.9 million, from $32.4 million for the nine months ended September 30, 2008. Average securities available for sale increased $163.9 million, or 19.4%, to $1.01 billion for the nine months ended September 30, 2009, from $843.6 million for the same period in 2008.

Interest income on deposits, Federal funds sold and other short-term investments increased $73,000, to $99,000 for the quarter ended September 30, 2009, from $26,000 for the quarter ended September 30, 2008. Average interest-earning deposits, Federal funds sold and other short-term investments increased $158.1 million, to $162.8 million for the three months ended September 30,

2009, from $4.7 million for the same period in 2008. For the nine months ended September 30, 2009, interest income on deposits, Federal funds sold and other short-term investments decreased $241,000 to $252,000, from $493,000 for the nine months ended September 30, 2008. Average interest-earning deposits, Federal funds sold and other short-term investments increased $128.1 million, to $148.3 million for the nine months ended September 30, 2009, from $20.2 million for the same period in 2008.

The average yield on all securities, including interest-earning deposits, Federal funds sold and other short-term investments decreased to 3.47% and 3.76% for the three and nine months ended September 30, 2009, respectively, compared with 4.59% and 4.64% for the same respective periods in 2008.

The average balance of interest-bearing core deposit accounts increased $473.3 million, or 21.8%, to $2.64 billion for the quarter ended September 30, 2009, from $2.17 billion for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, average interest-bearing core deposits increased $294.9 million, or 13.8%, to $2.44 billion, from $2.14 billion for the same period in 2008. Average time deposit account balances increased $170.4 million, or 11.4%, to $1.66 billion for the quarter ended September 30, 2009, from $1.49 billion for the same period in 2008. For the nine months ended September 30, 2009, average time deposits increased $94.2 million, or 6.0%, to $1.65 billion, from $1.56 billion for the same period in 2008. Interest paid on deposit accounts decreased $1.3 million, or 6.6%, to $18.8 million for the quarter ended September 30, 2009, from $20.1 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, interest paid on deposit accounts decreased $10.8 million, or 15.7%, to $58.1 million, from $68.9 million for the nine months ended September 30, 2008. The average cost of interest-bearing deposits decreased to 1.73% and 1.90% for the three and nine months ended September 30, 2009, respectively, from 2.19% and 2.49% for the three and nine months ended September 30, 2008, respectively.

Average borrowings decreased $214.9 million, or 17.5%, to $1.01 billion for the quarter ended September 30, 2009, from $1.23 billion for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, average borrowings decreased $63.7 million, or 5.6%, to $1.07 billion, from $1.14 billion for the nine months ended September 30, 2008. Interest paid on borrowed funds decreased $2.2 million, or 20.0%, to $8.9 million for the quarter ended September 30, 2009, from $11.2 million for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, interest paid on borrowed funds decreased $4.3 million, or 13.2%, to $28.3 million, from $32.6 million for the nine months ended September 30, 2008. The average cost of borrowings decreased to 3.50% and 3.52% for the three and nine months ended September 30, 2009, respectively, from 3.62% and 3.83% for the three and nine months ended September 30, 2008, respectively.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb probable credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial mortgage loans, commercial loans and construction loans has been one of the factors management has considered in evaluating the allowance for loan losses and provision for loan losses. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

In evaluating the allowance for loan losses at September 30, 2009, management prepared an estimate of current loan-to-value ratios for the residential mortgage portfolio using publicly available data for collateral values in the New York metropolitan area. This analysis indicated that due to market declines in real estate values, $102.8 million of residential mortgage loans had current estimated loan-to-value ratios in excess of 100%. Of this total, 16 loans totaling $4.4 million with an estimated collateral value of $4.1 million were 90 days or more delinquent. General valuation reserves of 10%, or $440,000, were allocated to these loans at September 30, 2009.

The Company recorded provisions for loan losses of $6.5 million and $18.1 million for the three and nine months ended September 30, 2009, respectively. This compared with provisions for loan losses of $3.8 million and $6.6 million recorded for the three and nine months ended September 30, 2008, respectively. The increase in the provision for loan losses for the three and nine months ended September 30, 2009, compared with the same periods in 2008, was attributable to an increase in non-performing loans, downgrades in risk ratings, and an increase in commercial loans as a percentage of the loan portfolio to 50.9% at September 30, 2009, from 44.7% at September 30, 2008. Total non-performing loans as a percentage of total loans were 1.81% at September 30, 2009, compared with 1.31% at December 31, 2008, and 0.81% at September 30, 2008. See “Comparison of Financial Condition at September 30, 2009 and December 31, 2008” for a discussion of non-performing loans. The Company had net charge-offs of $2.8 million and $10.1 million for the three and nine months ended September 30, 2009, respectively, compared to net charge-offs of $1.6 million and $4.1 million for the same respective periods in 2008. Net charge-offs for the nine months ended September 30, 2009, included $3.0 million related to an equipment lease financing company. The allowance for loan losses was $55.7 million, or 1.29% of total loans at September 30, 2009, compared to $47.7 million, or 1.05% of total loans at December 31, 2008, and $43.3 million, or 0.99% of total loans at September 30, 2008.

Non-Interest Income. Non-interest income totaled $8.6 million for the quarter ended September 30, 2009, an increase of $813,000 compared to the same period in 2008. Gains on loan sales increased $821,000 for the quarter ended September 30, 2009, compared with the same period in 2008. The Company experienced an increase in the origination and sale of primarily 30-year fixed-rate residential mortgage loans during the third quarter of 2009, compared with the same period in 2008, as a result of lower prevailing market interest rates that promoted increased refinancing activity. The Company recognized other-than-temporary impairment charges of $701,000 in the third quarter of 2009 related to investments in the common stock of three publicly traded financial institutions, compared with other-than-temporary impairment charges of $1.4 million recognized during the third quarter of 2008. In addition, income from the appreciation in the cash surrender value of Bank-owned life insurance increased $118,000, or 8.9% for the quarter ended September 30, 2009, compared with the same period in 2008. Partially offsetting these improvements, fee income for the quarter ended September 30, 2009 decreased $629,000, or 8.6%, compared to the same period in 2008, primarily as a result of fewer overdraft occurrences and lower income recorded from increases in the value of equity fund holdings. In addition, net gains on securities transactions totaled $195,000 for the quarter ended September 30, 2009, compared with net gains of $444,000 for the same quarter in 2008.

For the nine months ended September 30, 2009, non-interest income totaled $24.4 million, an increase of $1.2 million, or 5.1%, compared to the same period in 2008. Gains on loan sales increased $1.7 million for the nine months ended September 30, 2009, compared with the same period in 2008. The Company experienced an increase in the origination and sale of primarily 30-year fixed-rate residential mortgage loans during the year-to-date 2009, compared with the same period in 2008, as a result of lower prevailing market interest rates that promoted increased refinancing activity. In addition, net gains on securities transactions totaled $1.4 million for the nine months ended September 30, 2009, compared with net gains of $845,000 for the same period in 2008. Partially offsetting these improvements, the Company recognized other-than-temporary impairment charges on securities of $1.5 million during the nine months ended September 30, 2009, compared with other-than-temporary impairment charges of $1.4 million recognized during the same period in 2008. In addition, other income decreased $1.0 million for the nine months ended September 30, 2009, compared with the same period in 2008, as a result of non-recurring earnings of $660,000 associated with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s initial public offering, and a $400,000 gain recognized on the sale of deposits in 2008.

Non-Interest Expense. For the three months ended September 30, 2009, non-interest expense increased $4.0 million, or 12.6%, to $36.0 million, compared to $32.0 million for the three months ended September 30, 2008. FDIC insurance expense increased $2.3 million for the three months ended September 30, 2009, compared with the same period in 2008, as a result of deposit growth and increased premium rates. Compensation and benefits expense increased $1.7 million for the three months ended September 30, 2009, compared with the same period in 2008, primarily due to the recognition of $1.2 million in severance costs during the third quarter of 2009. Severance included previously disclosed costs associated with the retirements of two senior executives. In addition, other operating expenses increased $543,000 for the quarter ended September 30, 2009, compared with the same period last year, with increases occurring in a number of categories, including legal and consulting costs. These increases were partially offset by a $258,000 decrease in the amortization of intangibles as a result of scheduled reductions in core deposit intangible amortization, and reductions in net occupancy expense totaling $229,000.

Excluding the $152.5 million non-cash goodwill impairment charge recorded in the first quarter of 2009, non-interest expense increased $10.2 million, or 10.5%, to $107.4 million for the nine months ended September 30, 2009, compared to $97.2 million for the nine months ended September 30, 2008. FDIC insurance expense increased $7.4 million for the nine months ended September 30, 2009, compared with the same period in 2008, as a result of deposit growth, increased premium rates and the FDIC special assessment imposed on the industry as part of a plan to restore the deposit insurance fund. The cost of the FDIC special assessment was $3.1 million, which was accrued during the quarter ended June 30, 2009 and paid on September 30, 2009. Other operating expenses increased $1.9 million for the nine months ended September 30, 2009, compared with the same period in 2008, due primarily to $997,000 of costs associated with the dissolution of a real estate development joint venture. Additional increases in other operating expenses occurred in a number of categories, including legal and consulting costs. Compensation and benefits expense increased $1.8 million for the nine months ended September 30, 2009, compared with the same period in 2008, primarily due to the recognition of $1.8 million in severance costs during the nine months ended September 30, 2009. Severance included previously disclosed costs associated with the retirements of two senior executives in the third quarter of 2009. These increases were partially offset by a $686,000 decrease in the amortization of intangibles as a result of scheduled reductions in core deposit intangible amortization, and reductions in net occupancy expense totaling $356,000.

Income Tax Expense. For the three months ended September 30, 2009, the Company’s income tax expense was $2.8 million, compared with $4.2 million for the same period in 2008. For the nine months ended September 30, 2009, the Company’s income tax expense was $7.4 million, compared with $12.3 million for the same period in 2008. The decrease in income tax expense was attributable to lower pre-tax income and a lower effective tax rate. Excluding the impact of the goodwill impairment charge recognized in the first quarter of 2009, which is not tax deductible, the Company’s effective tax rates were 24.1% and 23.6%, respectively, for the three and nine months ended September 30, 2009, compared with 24.2% and 26.5% for the three and nine months ended September 30, 2008, respectively. The reduction in the effective tax rate was attributable to reduced projections of taxable income and a larger proportion of the Company’s income being derived from tax-exempt sources.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate mortgage loans at origination. Commercial real estate loans typically have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal Funds rate or LIBOR. Investment securities generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates is measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest-bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market accounts move at 5% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2009 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$191,474	$(4,177)	(2.1)
Static	195,651	—	—
+100	195,183	(468)	(0.2)
+200	193,352	(2,299)	(1.2)

The preceding table indicates that as of September 30, 2009, in the event of a 200 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.2%, or $2.3 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 2.1%, or $4.2 million. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2009 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,183,525	37,002	3.2	16.5	2.4
Flat	1,146,523	—	—	16.1	—
+100	1,064,223	(82,300)	(7.2)	15.2	(5.7)
+200	971,118	(175,405)	(15.3)	14.1	(12.5)

The above table indicates that as of September 30, 2009, in the event of an immediate and sustained 200 basis point increase in interest rates, the present value of equity is projected to decrease 12.5%, or $175.4 million. If rates were to decrease 100 basis points, the model forecasts a 2.4%, or $37.0 million increase in the present value of equity. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Any Future FDIC Insurance Premiums and Assessments Will Adversely Impact Our Earnings

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was payable on September 30, 2009. We recorded an expense of $3.1 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially as compared to prior periods.

On October 2, 2009, the FDIC issued a Notice of Proposed Rulemaking, wherein it proposed to amend its assessment regulations to require insured institutions to pay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. If the Proposed Rule is adopted, we would expect to pay $29.3 million to the FDIC on December 30, 2009, of which $27.4 million would initially be accounted for as a prepaid expense for those periods beyond December 31, 2009.

There can be no assurance that the FDIC will not be required to take further action that may have a negative affect on our earnings or financial condition.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)

July 1, 2009 through July 31, 2009	3,734	$9.39	3,734	2,140,076

August 1, 2009 through August 31, 2009	—	—	—	2,140,076

September 1, 2009 through September 30, 2009	1,105	11.42	1,105	2,138,971

Total	4,839	$9.85	4,839

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous program. The repurchase program has no expiration date.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.	OTHER INFORMATION.

None

Item 6.	EXHIBITS.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Form of Amended and Restated Employment Agreement between Provident Financial Services, Inc. and certain executive officers. [7]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [7]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of the Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan. [7]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [5]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. [8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 22, 2009

10.17	Employment Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009.

10.18	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).

[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
[8]	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2009	By:	/s/ Christopher Martin
Christopher Martin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2009	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)