Form 10-K
period 2009-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2010-03-01
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 15, 2010, there were 83,209,293 issued and 60,255,133 shares of the Registrant’s Common Stock outstanding, including 431,963 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2009, as quoted by the NYSE, was approximately $524.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

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

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.	Business

Provident Financial Services, Inc.

The Company is a Delaware corporation which became the holding company for The Provident Bank (the “Bank”) on January 15, 2003, following the completion of the conversion of the Bank to a stock chartered savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board. The Company completed the acquisition of First Sentinel Bancorp, Inc. on July 14, 2004, and completed the acquisition of First Morris Bank & Trust on April 1, 2007.

At December 31, 2009, the Company had total assets of $6.84 billion, net loans of $4.32 billion, total deposits of $4.90 billion, and total stockholders’ equity of $884.6 million. The Company’s mailing address is 830 Bergen Avenue, Jersey City, New Jersey 07306-4599, and the Company’s telephone number is (201) 333-1000.

The Provident Bank

Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Bank is a community- and customer-oriented bank currently operating 82 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union, which the Bank considers its primary market area. The Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its markets. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

The following are highlights of The Provident Bank’s operations:

Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank diversifies its loan portfolio by originating commercial real estate loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than one- to four- family residential mortgage loans.

Asset Quality. As of December 31, 2009, non-performing assets were $90.9 million or 1.33% of total assets, compared to $62.6 million or 0.96% of total assets at December 31, 2008. While the Bank’s non-performing asset levels have been adversely impacted by the troubled residential real estate market and the challenging economic environment, the Bank continues to focus on conservative underwriting criteria and on aggressive collection efforts.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $3.39 billion at December 31, 2009, representing 69.2% of total deposits, compared with $2.69 billion, or 63.7% of total deposits at December 31, 2008. The Bank also focuses on increasing the number of households and businesses served and the number of bank products per customer.

Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment products, wealth and asset management services to generate non-interest income. Total non-interest income was $31.5 million for the year ended December 31, 2009, compared with $30.2 million for the year ended December 31, 2008, and fee income was $24.2 million for the year ended December 31, 2009, compared with $23.4 million for the year ended December 31, 2008.

Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2009, 45.4% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2009, the Bank’s securities portfolio totaled $1.67 billion and had an average expected life of 3.14 years.

Capital Management. The Company paid cash dividends totaling $24.9 million and repurchased 11,000 shares of its common stock at a cost of $119,000 in 2009. The Company curtailed common stock repurchase activity in 2009 to preserve capital in response to the difficult economic environment. The Company and the Bank were “well capitalized” at December 31, 2009 under current regulatory standards.

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

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2009, the Bank operated a network of 82 full-service banking offices throughout eleven counties in northern and central New Jersey, comprised of 14 offices in Hudson County, 3 in Bergen, 7 in Essex,

1 in Mercer, 23 in Middlesex, 11 in Monmouth, 10 in Morris, 4 in Ocean, 1 in Passaic, 5 in Somerset and 3 in Union Counties. The Bank also maintains a Wealth Management office in Madison, New Jersey, The Provident Loan Center in Woodbridge, New Jersey, and a satellite Loan Production office in Convent Station, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s eleven-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population estimates as of 2008, the Bank’s eleven-county market area has a population of 6.5 million, which was 74.0% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, employment trends in New Jersey during 2009 witnessed an increase in the unemployment rate to 10.1% at December 31, 2009, compared to a rate of 7.1% at December 31, 2008.

Within its eleven-county market area, the Bank had an approximate 2.42% share of bank deposits as of June 30, 2009, the latest date for which statistics are available, and an approximate 1.92% deposit share of the New Jersey market statewide.

COMPETITION

The Bank faces intense competition both in originating loans and attracting deposits. The northern and central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in the market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than the Bank and offer services that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchases of short-term money market securities and other corporate and government securities.

The Bank competes in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through its investment subsidiary. Relationships with customers are built and maintained through the Bank’s branch network, its deployment of branch and off-site ATMs, and its telephone and web-based banking services.

LENDING ACTIVITIES

The Bank’s takes a balanced approach to its lending activities, originating commercial real estate loans, commercial business loans, fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate and other consumer loans, generally located within its primary market area.

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

The Bank provides construction loans for both single family and condominium projects intended for sale and projects that will be retained as investments by the borrower. During 2008 and 2009, the Bank significantly reduced construction loan originations due to adverse market conditions. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform site plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

The Bank originates consumer loans that are secured, in most cases, by a borrower’s assets. Home equity loans and home equity lines of credit that are primarily secured by a second mortgage lien on the borrower’s residence comprise the largest category of the Bank’s consumer loan portfolio. The Bank’s consumer loan portfolio also includes marine loans made on an indirect basis that are secured by a first lien on recreational boats. The marine loans were generated via boat dealers located on the East Coast of the United States. The Bank curtailed its marine lending in 2008 and 2009, and marine loans are currently made only on a direct, limited accommodation basis to existing customers.

Commercial loans are loans to businesses of varying size and type within the Bank’s market. The Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On a limited basis, the Bank makes unsecured commercial loans. Most commercial lines of credit are made on a floating interest rate basis and most term loans are made on a fixed interest rate basis, usually with terms of five years or less.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio in dollar amounts and in percentages (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,491,358	34.49%	$1,793,123	40.03%	$1,705,747	40.08%	$1,623,374	43.28%	$1,773,288	47.83%
Commercial mortgage loans	1,089,937	25.21	923,044	20.60	847,907	19.93	701,519	18.70	594,788	16.04
Multi-family mortgage loans	227,663	5.27	189,462	4.23	67,546	1.59	69,356	1.85	77,112	2.08
Construction loans	195,889	4.53	233,727	5.22	309,569	7.27	282,898	7.54	289,453	7.81

Total mortgage loans	3,004,847	69.50	3,139,356	70.08	2,930,769	68.87	2,677,147	71.37	2,734,641	73.76

Commercial loans	785,818	18.18	753,173	16.81	712,062	16.73	508,785	13.43	436,285	11.77
Consumer loans	586,459	13.56	624,282	13.94	644,134	15.14	592,948	15.80	556,645	15.02

Total other loans	1,372,277	31.74	1,377,455	30.75	1,356,196	31.87	1,096,734	29.23	992,930	26.79

Premiums on purchased loans	8,012	0.19	10,980	0.24	9,793	0.23	11,285	0.30	13,190	0.35
Unearned discounts	(266)	(0.01)	(492)	(0.01)	(661)	(0.02)	(875)	(0.02)	(1,110)	(0.03)
Net deferred costs (fees)	(676)	(0.02)	(551)	0.01	194	0.00	(627)	(0.02)	(529)	(0.01)
Allowance for loan losses	(60,744)	(1.40)	(47,712)	(1.07)	(40,782)	(0.95)	(32,434)	(0.86)	(31,980)	(0.86)

Total loans, net	$4,323,450	100.00%	$4,479,036	100.00%	$4,255,509	100.00%	$3,751,230	100.00%	$3,707,142	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2009, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$759	$9,427	$20,613	$227,100	$350,582	$882,877	$1,491,358
Commercial mortgage loans	125,763	116,716	186,638	535,476	123,784	1,560	1,089,937
Multi-family mortgage loans	5,364	5,901	37,486	124,703	52,549	1,660	227,663
Construction loans	155,364	39,059	—	1,466	—	—	195,889

Total mortgage loans	287,250	171,103	244,737	888,745	526,915	886,097	3,004,847
Commercial loans	198,696	95,485	176,051	219,260	78,043	18,283	785,818
Consumer loans	85,273	13,861	22,945	92,437	276,379	95,564	586,459

Total loans	$571,219	$280,449	$443,733	$1,200,442	$881,337	$999,944	$4,377,124

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2009, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2010. Adjustable-rate loans are included based on contractual maturities.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$851,514	$639,085	$1,490,599
Commercial mortgage loans	693,589	270,585	964,174
Multi-family mortgage loans	168,564	53,735	222,299
Construction loans	11,099	29,426	40,525

Total mortgage loans	1,724,766	992,831	2,717,597
Commercial loans	316,572	270,550	587,122
Consumer loans	345,914	155,272	501,186

Total loans	$2,387,252	$1,418,653	$3,805,905

Residential Mortgage Lending. A principal lending activity of the Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives, the internet and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. Residential mortgage lending represents the largest single component of the total loan portfolio. As of December 31, 2009, $1.49 billion or 34.1% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 55.3% were fixed-rate and 44.7% were adjustable-rate loans.

The Bank originates fixed-rate fully amortizing residential mortgage loans, with the principal and interest due each month, that typically have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. The Bank has offered adjustable-rate mortgage loans with a fixed-rate period of 1, 3, 5, 7 or 10 years prior to the first annual interest rate adjustment. In October 2009, the Bank discontinued the origination of one- and three-year adjustable rate mortgage loans. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2 3/4%, adjusting annually with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.

The Bank does not originate or purchase sub-prime or option ARM loans. On a limited basis, the Company has originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at December 31, 2009 was $18.2 million.

Residential loans are primarily underwritten to Freddie Mac and Fannie Mae standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 95% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in the Bank’s portfolio generally include loans with a term of 15 years or less and biweekly payment residential mortgage loans with a term of 25 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.

Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2009, $98.7 million, or 47.5% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2009 were long-term, fixed-rate mortgages.

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

For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $159.2 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $22.9 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, retail and industrial properties. Commercial real estate and construction loans were 29.4% of the portfolio at December 31, 2009. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

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

The Bank’s largest commercial mortgage loan as of December 31, 2009 was a $24.1 million loan secured by a first mortgage on a 640,000 square foot, multi-tenanted industrial warehouse building located in North Brunswick, New Jersey. The loan has a risk rating of 5 due to the partial vacancy of the property (loans rated 5 are deemed to be of questionable quality and are designated “watch”—see discussion of the Bank’s 9-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2009.

Multi-family Lending. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans.

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

The Bank’s largest construction loan as of December 31, 2009 was a $15.4 million construction loan secured by a 71-unit apartment project located in Nutley, New Jersey. The loan had an outstanding balance of $10.9 million at December 31, 2009. The borrowers are experienced developers in New Jersey and Pennsylvania. The project is 85% complete and leasing is expected to commence in March 2010. The loan has a risk rating of 4 (loans rated 1-4 are deemed to be of “acceptable quality”—see discussion of the Bank’s 9-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2009. Outstanding construction loans decreased to $195.9 million at December 31, 2009, from $233.7 million at December 31, 2008, as the Bank de-emphasized construction lending due to economic conditions.

Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 18.0% of the loan portfolio at December 31, 2009. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank offers commercial loans for equipment purchases, lines of credit or letters of credit, as well as real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period.

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

Commercial business loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $38.0 million line of credit to a general contracting company specializing in bridge and highway construction with a risk rating of 3. The line is used primarily for bid bonding and working capital. The Bank expects to sell a participation interest of $10.0 million in the line of credit to another financial institution, which will reduce the Bank’s exposure to $28.0 million. The sale of the participation is expected to close in the first quarter of 2010. As of December 31, 2009, the line of credit had no outstanding balance.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 13.4% of the loan portfolio at December 31, 2009. Home equity loans and home equity lines of credit constituted 83.1% of the consumer loan portfolio as of December 31, 2009. Indirect marine loans comprised 14.6% of the consumer loan portfolio, and indirect auto loans comprised 0.8% of the consumer loan portfolio at December 31, 2009, respectively. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, automobile loans and recreational vehicle loans, which represent 1.5% of the consumer loan portfolio. Effective September 30, 2007, the Bank ceased purchasing indirect auto loans, and currently the Bank limits its marine lending to direct lending on a limited accommodation basis to existing customers.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2009 were $421.7 million and $176.5 million, respectively, representing utilization of 41.9%.

The Bank has purchased marine loans from established dealers and brokers located on the East Coast of the United States, which were underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $1.0 million. All marine loans are collateralized by a first lien on the vessel. Originations of marine loans have declined significantly as the Bank curtailed its marine lending in 2008 and 2009. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Originations:
Residential mortgage	$207,578	$141,318	$192,141
Commercial mortgage	142,178	257,970	215,214
Multi-family mortgage	50,555	41,375	18,666
Construction	93,000	231,786	236,128
Commercial	512,634	473,661	421,345
Consumer	134,361	185,229	202,662

Subtotal of loans originated	1,140,306	1,331,339	1,286,156
Loans purchased	55,145	267,823	79,131

Total loans originated	1,195,451	1,599,162	1,365,287

Loans acquired from First Morris:
Residential mortgage	—	—	73,913
Commercial mortgage	—	—	28,490
Multi-family mortgage	—	—	—
Construction	—	—	15,273
Commercial	—	—	158,766
Consumer	—	—	58,867

Total loans acquired from First Morris	—	—	335,309

Loans sold or securitized	183,509	71,675	8,862

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Repayments:
Residential mortgage	378,461	251,744	249,252
Commercial mortgage	65,175	117,811	128,356
Multi-family mortgage	5,361	13,424	20,983
Construction	96,507	273,393	228,267
Commercial	422,644	430,079	341,635
Consumer	164,364	200,261	206,399

Total repayments	1,132,512	1,286,712	1,174,892

Total reductions	1,316,021	1,358,387	1,183,754

Other items, net(1)	(21,984)	(10,318)	(4,215)

Net (decrease) increase	$(142,554)	$230,457	$512,627

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

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

The largest individual lending authority is $5.0 million, which is only available to the Chief Executive Officer and the Chief Lending Officer. Loans in excess of $5.0 million, or which when combined with existing credits of the borrower or related borrowers exceed $5.0 million, are presented to the management Credit Committee. The Credit Committee currently consists of six senior officers including the Chief Executive Officer, the Chief Lending Officer, and the Chief Credit Officer, and requires a majority vote for credit approval. The Credit Committee has a $20.0 million approval authority and the Credit Risk Committee of the Board of Directors of the Bank has approval authority exceeding $20.0 million. All credit approvals by the Credit Risk Committee are reported to the Board of Directors of the Bank.

The Bank has adopted a risk rating system as part of the risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review all loans rated a “watch” or worse. In addition, the Loan Review Department, which is independent of the lending areas and reports to the Chief Credit Officer, validates the risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2009, the regulatory lending limit was $69.7 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $55.0 million for loans with a risk rating of 2 or better, $50.0 million for loans with a risk rating of 3 and $45.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.

At December 31, 2009, the Bank’s largest total lending relationship with an individual borrower and its related entities was $60.9 million, consisting of a line of credit and ten separate commercial mortgage loans. One commercial mortgage loan has a risk rating of 4 and the remainder are risk rated 3. The line of credit is partially secured by an assignment of partnership interests. Eight of the commercial mortgage loans are secured by first mortgages on retail and office buildings in New Jersey. The remaining two commercial mortgage loans are secured by second mortgages on retail buildings in New Jersey. The borrower is an experienced and successful owner and operator of commercial properties. Management has determined that this exception to the internal policy limit is manageable and is mitigated by the borrower’s diverse revenue mix as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the Credit Risk Committee of the Board of Directors of the Bank and reported to the Board of Directors of the Bank, and conformed with the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2009, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.

As of December 31, 2009, the Bank had $422.3 million in loans outstanding to its 50 largest borrowers and their related entities.

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

Real estate and other assets acquired through foreclosure or in connection with a loan workout are held as foreclosed assets. The Bank carries other real estate owned and other foreclosed assets at the lower of their cost or their fair market value less estimated selling costs. The Bank attempts to sell the property at foreclosure sale or as soon as practical after the foreclosure sale through a proactive marketing effort.

The collection procedures for commercial real estate and commercial loans include sending periodic late notices and letters to a borrower once a loan is past due. The Bank attempts to make direct contact with a borrower once a loan is 16 days past due, usually by telephone. The Chief Lending Officer and Chief Credit Officer review all commercial real estate and commercial loan delinquencies on a weekly basis. Generally, delinquent commercial real estate and commercial loans are transferred to the Asset Recovery Department for further action if the delinquency is not cured within a reasonable period of time, typically 60 to 90 days. The Chief Lending Officer and Chief Credit Officer have the authority to transfer performing commercial real estate or commercial loans to the Asset Recovery Department if, in his opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectible are proposed for charge-off on a monthly basis. The charge-off recommendation is then submitted to Executive Management for approval.

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a loan for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2009, there were 15 impaired loans totaling $41.1 million.

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

The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2009, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Loans are classified in accordance with the risk rating system described above. At December 31, 2009, $84.9 million of loans were classified as “substandard,” which consisted of $28.6 million in residential loans, $25.6 million in commercial and multi-family mortgage loans, $13.4 million in commercial loans, $10.5 million in construction loans and $6.8 million in consumer loans. At that same date, loans classified as “doubtful” totaled

$30.6 million, consisting of $21.5 million in commercial and multi-family mortgage loans, $6.4 million in commercial loans and $2.7 million in construction loans. There were no loans classified as “loss” at December 31, 2009. As of December 31, 2009, $31.3 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2009				At December 31, 2008				At December 31, 2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	22	$6,093	112	$28,622	28	$5,786	60	$14,503	17	$4,109	27	$4,228
Commercial mortgage loans	1	778	8	14,877	—	—	9	24,830	—	—	10	3,452
Multi-family mortgage loans	1	1,051	—	—	—	—	—	—	—	—	1	742
Construction loans	—	—	—	—	—	—	2	9,403	—	—	3	375

Total mortgage loans	24	7,922	120	43,499	28	5,786	71	48,736	17	4,109	41	8,797
Commercial loans	12	3,934	61	6,675	16	1,482	20	4,456	11	590	7	498
Consumer loans	37	2,766	86	6,765	74	1,356	72	5,926	59	2,270	30	2,297

Total loans	73	$14,622	267	$56,939	118	$8,624	163	$59,118	87	$6,969	78	$11,592

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were no non-accrual troubled debt restructurings at any of the dates indicated. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$28,622	$14,503	$4,228	$4,426	$3,956
Commercial mortgage loans	23,356	24,830	21,918	—	—
Multi-family mortgage loans	—	—	742	742	—
Construction loans	13,186	9,403	375	569	—
Commercial loans	12,548	4,456	5,083	234	843
Consumer loans	6,765	5,926	2,298	1,304	1,206

Total non-accruing loans	84,477	59,118	34,644	7,275	6,005
Accruing loans delinquent 90 days or more	—	—	—	274	—

Total non-performing loans	84,477	59,118	34,644	7,549	6,005
Foreclosed assets	6,384	3,439	1,041	528	670

Total non-performing assets	$90,861	$62,557	$35,685	$8,077	$6,675

Total non-performing assets as a percentage of total assets	1.33%	0.96%	0.56%	0.14%	0.11%

Total non-performing loans to total loans	1.93%	1.31%	0.81%	0.20%	0.16%

Non-performing residential mortgage loans increased $14.1 million, to $28.6 million at December 31, 2009, from $14.5 million at December 31, 2008. In addition, non-performing consumer loans increased $838,000, to $6.8 million at December 31, 2009, from $5.9 million at December 31, 2008. The increase in non-performing residential mortgage and consumer loans is attributable to rising unemployment, declining property values and increased personal debt levels.

Non-performing commercial loans increased $8.1 million, to $12.5 million at December 31, 2009, from $4.4 million at December 31, 2008. Non-performing commercial loans at December 31, 2009 consisted of 67 loans. The largest non-performing commercial loan relationship consisted of four loans to a consumer products distributor with total outstanding balances of $4.8 million at December 31, 2009.

Non-performing construction loans increased $3.8 million, to $13.2 million at December 31, 2009, from $9.4 million at December 31, 2008. At December 31, 2009, non-performing construction loans included a $10.5 million senior participation interest in a $283.0 million Shared National Credit. Proceeds from this construction loan facility are being used to convert an existing 35-story, 631,000 square foot office building in New York City into a mixed-use 349-unit residential condominium and 251-room hotel. The project has been impacted by additional costs and a decline in sales activity. While this loan has been classified as non-accrual, the hotel construction is nearing completion and the loan was current as to principal and interest at December 31, 2009. The Company had an unfunded commitment on this loan of an additional $276,000 at December 31, 2009.

Non-performing commercial mortgage loans decreased $1.5 million, to $23.4 million at December 31, 2009, from $24.8 million at December 31, 2008. At December 31, 2009, non-performing commercial mortgage loans consisted primarily of two loans to a single real estate developer. The first is an $11.4 million loan secured by a planned unit development of 203 single family detached townhouse and age restricted units; and the second is a $8.5 million commercial mortgage loan secured by a 184-unit, age restricted townhouse project.

At December 31, 2009, the Company held $6.4 million of foreclosed assets, compared with $3.4 million at December 31, 2008. Foreclosed assets at December 31, 2009 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $3.1 million of commercial real estate, $2.0 million of residential properties, and $1.3 million of marine vessels at December 31, 2009.

Non-performing assets totaled $90.9 million, or 1.33% of total assets at December 31, 2009, compared to $62.6 million, or 0.96% of total assets at December 31, 2008.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.4 million during the year ended December 31, 2009.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type. The appropriateness of these percentages is evaluated by management at least annually. In the second quarter of 2009, management completed its most recent evaluation of the GVA percentages. In that evaluation, the historical “look-back” period for assessing the magnitude of potential losses was shortened from five years to two years in recognition of recent macroeconomic and real estate market conditions, resulting in increases to certain GVA allocation percentages.

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

Based on the composition of the loan portfolio, management believes the primary risks inherent in the portfolio are a possible further decline in the economy, prolonged high unemployment levels, a possible further decline in real estate market values and possible increases in interest rates. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$47,712	$40,782	$32,434	$31,980	$33,766

Charge offs:
Residential mortgage loans	2,712	20	24	9	18
Commercial mortgage loans	619	3,529	—	—	22
Multi-family mortgage loans	—	—	—	—	—
Construction loans	1,089	88	—	—	—
Commercial loans	7,576	1,967	1,044	1,025	1,008
Consumer loans	7,624	4,821	2,127	1,800	2,986

Total	19,620	10,425	3,195	2,834	4,034

Recoveries:
Residential mortgage loans	19	2	138	158	155
Commercial mortgage loans	6	480	13	14	93
Multi-family mortgage loans	—	—	—	—	—
Construction loans	—	88	—	—	—
Commercial loans	1,367	372	622	305	340
Consumer loans	1,010	1,313	1,415	1,491	1,060

Total	2,402	2,255	2,188	1,968	1,648

Net charge-offs	17,218	8,170	1,007	866	2,386
Provision for loan losses	30,250	15,100	6,530	1,320	600
Allowance of acquired institution	—	—	2,825	—	—

Balance at end of period	$60,744	$47,712	$40,782	$32,434	$31,980

Ratio of net charge-offs during the period to average loans outstanding during the period	0.39%	0.19%	0.02%	0.02%	0.07%

Allowance for loan losses to total loans	1.39%	1.05%	0.95%	0.86%	0.86%

Allowance for loan losses to non-performing loans	71.91%	80.71%	117.72%	429.65%	532.56%

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

	At December 31,
	2009		2008		2007			2006	2005
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$5,324	34.07%	$4,142	39.70%	$2,882	39.79%	$2,736	43.01%	$2,854	47.57%
Commercial mortgage loans	23,578	24.90	14,938	20.44	8,977	19.78	8,873	18.59	7,246	15.96
Multi-family mortgage loans	2,309	5.20	973	4.19	735	1.58	768	1.84	773	2.07
Construction loans	4,134	4.48	5,264	5.17	7,947	7.22	4,837	7.50	4,397	7.77
Commercial loans	16,572	17.95	12,697	16.68	10,841	16.61	6,311	13.35	5,676	11.70
Consumer loans	5,964	13.40	6,854	13.82	6,764	15.02	6,119	15.71	5,760	14.93
Unallocated	2,863	—	2,844	—	2,636	—	2,790	—	5,274	—

Total	$60,744	100.00%	$47,712	100.00%	$40,782	100.00%	$32,434	100.00%	$31,980	100.00%

INVESTMENT ACTIVITIES

General. The Board of Directors annually approves the investment policy for the Bank and the Company. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the investment policy and establish investment strategies. The Chief Executive Officer, Chief Financial Officer, Treasurer and Assistant Treasurer are authorized to make investment decisions consistent with the investment policy. Investment transactions for the Bank are reported to the Board of Directors of the Bank on a monthly basis.

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

The investment strategy is to maximize the return on the investment portfolio consistent with guidelines that have been established for liquidity, safety, duration and diversification. The investment strategy also considers the Bank’s and the Company’s interest rate risk position as well as liquidity, loan demand and other factors. Acceptable investment securities include U. S. Treasury and Agency obligations, collateralized mortgage obligations (“CMOs”), corporate debt obligations, municipal bonds, mortgage-backed securities, commercial paper, mutual funds, bankers’ acceptances and Federal funds. Securities purchased for the investment portfolio require a minimum credit rating of “A” by Moody’s or Standard & Poor’s at the time of purchase.

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

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to pass-through mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At December 31, 2009, the Bank held $124.3 million in privately-issued CMO’s in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$64,197	$65,553	$91,435	$91,109	$120,254	$119,894
FNMA obligations	500	496	—	—	—	—
FFCB obligations	500	496	—	—	—	—
State and municipal obligations	260,455	268,286	256,049	260,514	238,237	239,805
Corporate obligations	9,422	9,554	—	—	—	—

Total held-to-maturity	$335,074	$344,385	$347,484	$351,623	$358,491	$359,699

Available for Sale:
U.S. Treasury obligations	$—	$—	$997	$1,013	$3,980	$4,035
State and municipal obligations	12,199	12,701	17,664	18,107	20,678	20,912
Mortgage-backed securities	1,076,467	1,084,680	692,020	689,461	646,056	645,622
FHLMC obligations	10,045	10,286	20,102	20,826	32,084	32,504
FNMA obligations	—	—	—	—	10,006	10,072
FHLB obligations	213,906	215,565	66,249	68,546	26,000	26,119
FFCB obligations	—	—	5,009	5,102	5,031	5,095
Corporate obligations	9,567	9,931	3,558	3,345	3,977	3,984
Equity securities	—	—	14,617	13,929	22,822	21,272

Total available for sale	$1,322,184	$1,333,163	$820,216	$820,329	$770,634	$769,615

Average expected life of securities(1)	3.14 years		3.42 years		3.96 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2009:
FNMA	$367,596	$375,476
FHLMC	520,477	531,804
FHLB	213,906	215,566
GNMA	129,734	129,460

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2009. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2009
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$—	—%	$31,374	4.61%	$32,823	4.96%	$64,197	4.79%
Agency obligations	—	—	1,000	1.79	—	—	—	—	1,000	1.79
Corporate obligations	260	2.55	9,162	3.03	—	—	—	—	9,422	3.02
State and municipal obligations	12,824	3.26	80,681	3.64	101,306	3.81	65,644	3.89	260,455	3.75

Total held to maturity	$13,084	3.24%	$90,843	3.56%	$132,680	4.00%	$98,467	4.25%	$335,074	3.92%

Available for sale:
State and municipal obligations	$1,381	4.32%	$5,029	3.63%	$6,291	4.08%	$—	—%	$12,701	3.93%
Mortgage-backed securities	2,466	4.12	18,853	4.29	226,308	4.25	837,053	4.11	1,084,680	4.14
Agency obligations	169,715	1.12	56,136	2.47	—	—	—	—	225,851	1.45
Corporate obligations	—	—	9,931	4.32	—	—	—	—	9,931	4.32

Total available for sale	$173,562	1.19%	$89,949	3.12%	$232,599	4.25%	$837,053	4.11%	$1,333,163	3.69%

(1)	Yields are not tax equivalent.

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

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When considering deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 69.2% of total deposits at December 31, 2009 and 63.7% of total deposits at December 31, 2008. As of December 31, 2009 and December 31, 2008, time deposits maturing in less than one year amounted to $1.12 billion and $1.17 billion, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2009.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit of $100,000 or more	$133,198	$83,636	$112,697	$139,782	$469,313
Certificates of deposit less than $100,000	315,076	235,016	235,535	252,670	1,038,297

Total certificates of deposit	$448,274	$318,652	$348,232	$392,452	$1,507,610

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2009						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2009	2008	2007
	(In thousands)
Rate:
0.00 to 0.99%	$349,194	$156	$4	$1	$1	$—	$349,356	$3,226	$3,779
1.00 to 2.00%	332,835	117,017	2,121	112	143	133	452,361	29,094	201
2.01 to 3.00%	168,293	14,568	24,467	55	39,439	—	246,822	782,708	14,867
3.01 to 4.00%	203,793	15,154	2,083	23,880	47,816	3	292,729	515,531	435,883
4.01 to 5.00%	58,534	13,704	19,322	42,211	3,294	827	137,892	170,229	1,053,351
5.01 to 6.00%	451	15,415	9,221	262	25	—	25,374	28,242	127,708
6.01 to 7.00%	2,054	758	159	—	—	—	2,971	3,415	3,532
Over 7.01%	4	—	45	—	35	21	105	66	149

Total	$1,115,158	$176,772	$57,422	$66,521	$90,753	$984	$1,507,610	$1,532,511	$1,639,470

Borrowed Funds. At December 31, 2009, the Bank had $999.2 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.

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

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$532,066	$650,425	$522,544
FHLB line of credit	75,000	106,000	96,000
Securities sold under agreements to repurchase	618,034	606,749	537,315

Average Balance:
FHLB advances	529,303	529,859	344,087
FHLB line of credit	11,444	67,727	49,657
Securities sold under agreements to repurchase	515,976	565,945	439,217

Weighted Average Interest Rate:
FHLB advances	3.98%	3.96%	3.83%
FHLB line of credit	0.55	1.84	5.33
Securities sold under agreements to repurchase	3.08	3.73	4.32

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
FHLB advances	$519,947	$557,277	$522,544
FHLB line of credit	—	96,000	72,000
Securities sold under repurchase agreements	479,286	594,404	480,560

Total borrowed funds	$999,233	$1,247,681	$1,075,104

Weighted average interest rate of FHLB advances	3.93%	3.83%	3.92%
Weighted average interest rate of FHLB line of credit	—%	0.45%	4.17%
Weighted average interest rate of securities sold under agreements to repurchase	2.87%	3.32%	4.47%

WEALTH MANAGEMENT SERVICES

The Bank’s Wealth Management Group is a growing provider of asset management services in New Jersey. The services are often introduced to existing clients through the Bank’s extensive branch network and lenders throughout the state. It offers a full range of asset management services to individuals, municipalities, non-profits, corporations and pension funds. These services include investment management, asset allocation, trust and fiduciary services, financial planning, family office services, estate settlement services and custody. The Wealth Management Group focuses on delivering personalized investment strategies based on the client’s risk profile. These strategies are focused on maximizing clients’ investment returns, while minimizing expenses. Most of the fee income generated by the Wealth Management Group is based on assets under administration.

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

TPB Realty, LLC, is a wholly-owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2009, TPB Realty had total assets of $2.9 million.

Bergen Avenue Realty, LLC, is a wholly-owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2009, Bergen Avenue Realty had total assets of $2.9 million.

PERSONNEL

As of December 31, 2009, the Company had 863 full-time and 135 part-time employees. None of the Company’s employees were represented by a collective bargaining group. The Company believes its working relationship with its employees is good.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of a bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2009:

	As of December 31, 2009
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$418,996	6.44%	4.00%
Tier 1 risk-based capital	418,996	9.81	4.00
Total risk-based capital	472,499	11.06	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2009, the Bank was considered “well capitalized” under FDIC guidelines.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2009, dividends paid by the FHLB to the Bank totaled $1.8 million.

Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank are insured generally up to a maximum of $100,000 for each separately insured depositor, and up to a maximum of $250,000 for self-directed retirement accounts. In 2009, however, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. Additionally, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”) are fully insured regardless of the dollar amount until June 30, 2010. The FDIC implemented the TLG Program on November 21, 2008.

The Company is participating in the FDIC’s Temporary Account Guarantee (“TAG”) program which is a part of the TLG Program. Under the TAG, funds in non-interest bearing accounts, in interest-bearing transaction accounts with interest rates of 0.50% or less, and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until June 30, 2010. The coverage under the TAG is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000. The TLG Program also guaranteed newly issued senior secured debt of banks, thrifts and certain holding companies. The Company had no outstanding debt guaranteed under the TLG program at December 31, 2009.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule raising the deposit insurance assessment rates to a range from 12 to 45 basis points. The rule was effective as of April 1, 2009.

On May 22, 2009, the FDIC issued a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution did not exceed 10 basis points times the institution’s assessment base for the second quarter of 2009. The Bank paid this special assessment in the amount of $3.1 million on September 30, 2009.

On November 12, 2009, the FDIC issued a rule that required depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. These assessments were payable on December 30, 2009. The total prepaid assessment of $31.3 million was remitted to the FDIC on that date. Of that amount, $27.4 million was recorded as a prepaid asset as of December 31, 2009. Beginning with the first quarter of 2010, the Company will record an expense for its regular assessment for each quarter, with an offsetting credit to the prepaid asset until it is fully expensed.

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

Regulatory Proposals. Numerous legislative proposals have been released in both houses of the U.S. Congress which would seek, among other things, to change or replace the government agencies that regulate the operations of the Company and/or the Bank. There can be no assurance as to which, if any, of these legislative proposals, or future proposals may ultimately be enacted into law, nor can their impact on the operations of the Company or the Bank be determined with any reasonable degree of certainty.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $10.7 million and up to $55.2 million, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.0 million plus 10% against that portion of total transaction accounts in excess of up to $55.2 million. The first $10.7 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

Internet Banking

Technological developments continue to significantly alter the ways in which financial institutions conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. There can be no assurance that the bank regulatory agencies will adopt new regulations that will not materially affect the Bank’s internet operations or restrict any such further operations.

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

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2009, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2009:

	As of December 31, 2009
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$520,656	7.99%	4.00%
Tier 1 risk-based capital	520,656	12.17	4.00
Total risk-based capital	574,221	13.42	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2009, the Company was “well capitalized” under Federal Reserve Board guidelines.

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

Bank holding companies that qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company has not elected to qualify as a financial holding company under federal regulations, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

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

American Reinvestment and Recovery Act of 2009

On February 17, 2009, the President signed into law H.R. 1, the American Reinvestment and Recovery Act of 2009 (“ARRA”), widely described as the Stimulus Bill. ARRA is intended to preserve and create jobs, stimulate investment in infrastructure and assist the unemployed. ARRA also includes new executive compensation standards applicable to financial and other institutions receiving governmental assistance under the Troubled Assets Relief Program (“TARP”), as established by the Emergency Economic Stabilization Act of 2008. The Company did not elect to participate in the TARP program.

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

Retained earnings at December 31, 2009 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2009, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

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

Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2009, the Company had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are currently subject to the corporate business tax (“CBT”) at 9% of taxable income.

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

Continued and Sustained Deterioration in the Housing Sector and Related Markets and Prolonged Elevated Unemployment Levels May Adversely Affect Our Business and Financial Results

During 2009, general economic conditions continued to worsen. While we did not invest in sub-prime mortgages and related investments, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and unemployment have adversely impacted the credit performance of real estate related loans, resulting in the write-down of asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Our Commercial Real Estate, Multi-Family, and Commercial Loans Expose Us to Increased Lending Risks

Our strategy continues to be to increase our commercial mortgage loans, commercial loans and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2009, the average loan size for a construction loan was $2.6 million, for a commercial mortgage loan was $1.9 million, and, for a commercial loan was $384,000, compared to an average loan size of $205,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey, including an unemployment rate of 10.1% at December 31, 2009, have a significant impact on our construction loans, commercial mortgage loans, commercial loans, and residential mortgage loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A continuing significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, further declines in real estate values and the continued slump in real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.

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

We Hold Certain Intangible Assets That Could Be Classified As Impaired in the Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in The Future, Our Earnings Could Decline

We record all assets and liabilities acquired by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2009, goodwill totaling $346.3 million is not amortized but is subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.

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

Continued or Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings

Our securities portfolio includes securities that have declined in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. These securities include private label mortgage-backed securities. A prolonged decline in the value of these securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

Recent Legislative and Regulatory Initiatives May Significantly Affect Our Financial Condition and Results of Operations

The potential exists for additional federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Our Expenses Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 12 to 45 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Continuing bank failures, coupled with deteriorating economic conditions, have significantly reduced the deposit insurance fund’s reserve ratio. In an effort to replenish the FDIC’s insurance fund, the FDIC imposed a special assessment on all insured institutions of five basis points on their June 30, 2009 assets minus their Tier 1 capital, which was paid on September 30, 2009. In November 2009, the FDIC required all insured institutions to prepay all of their estimated insurance assessments for the ensuing three years, on December 30, 2009.

These actions significantly increased our non-interest expense in 2009, and it is likely that our expenses will continue to increase in future years as long as these higher premiums remain in place and in the event further FDIC special assessments are imposed.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are affected substantially by our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates could have an adverse affect on net interest income to the extent our interest-earning assets and interest-bearing liabilities reprice or mature at different times or at different relative interest rates. An increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 2.0% or $4.0 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2009, our available for sale securities portfolio totaled $1.33 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

We are also subject to prepayment and reinvestment risk related to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Increases in interest rates can result in reduced prepayments of loans and mortgage related securities, as borrowers retain existing loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that such prepayments are not available to reinvest at prevailing market rates at a profitable spread in excess of our funding costs.

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations

We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, Provident Financial Services, Inc. is subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets and the adequacy of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on The Provident Bank, Provident Financial Services, Inc., and our operations.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In particular, over the past decade, New Jersey has experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we do, and may offer certain services or credit criteria that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has caused fewer depositors to be willing to maintain deposits that are not insured by the FDIC. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

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

Property

At December 31, 2009, the Bank conducted business through 82 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $76.3 million at December 31, 2009.

Item 3.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.	[Reserved]

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS”. Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2009, there were 83,209,293 shares of the Company’s common stock issued and 59,821,850 shares outstanding and 6,008 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as, the cash dividends paid per common share during the periods indicated.

	2009			2008
	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.98	$7.90	$0.11	$14.18	$11.97	$0.11
Second Quarter	12.40	9.10	0.11	16.13	13.01	0.11
Third Quarter	12.51	8.80	0.11	19.50	13.08	0.11
Fourth Quarter	11.22	9.85	0.11	16.47	11.09	0.11

On January 28, 2010, the Board of Directors declared a quarterly cash dividend of $0.11 per common share, which was paid on February 26, 2010, to common stockholders of record as of the close of business on February 12, 2010. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2004 through December 31, 2009, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York, American and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2004.

PROVIDENT FINANCIAL SERVICES, INC.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Provident Financial Services, Inc.	100.00	97.29	97.37	79.44	86.89	63.09
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Thrift	100.00	103.53	120.68	72.40	46.07	42.97

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2009 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2009 Through October 31, 2009	—	—	—	2,138,971
November 1, 2009 Through November 30, 2009	—	—	—	2,138,971
December 1, 2009 Through December 31, 2009	150	$10.69	150	2,138,821
Total	150	$10.69	150

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,836,172	$6,548,748	$6,359,391	$5,742,964	$6,052,374
Loans, net(1)	4,323,450	4,479,036	4,255,509	3,751,230	3,707,142
Investment securities held to maturity	335,074	347,484	358,491	389,656	410,914
Securities available for sale	1,333,163	820,329	769,615	790,894	1,082,957
Deposits	4,899,177	4,226,336	4,224,820	3,826,463	3,921,458
Borrowed funds	999,233	1,247,681	1,075,104	840,990	970,108
Stockholders’ equity	884,555	1,018,590	1,000,794	1,019,156	1,076,295

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Operations Data:
Interest income	$292,559	$304,320	$302,577	$282,139	$276,462
Interest expense	111,542	132,251	147,699	117,611	95,007

Net interest income	181,017	172,069	154,878	164,528	181,455
Provision for loan losses	30,250	15,100	6,530	1,320	600

Net interest income after provision for loan losses	150,767	156,969	148,348	163,208	180,855
Non-interest income	31,452	30,211	35,537	31,951	29,221
Non-interest expense(2)	297,036	130,601	133,013	118,273	124,178

(Loss) income before income tax expense(2)	(114,817)	56,579	50,872	76,886	85,898
Income tax expense	7,007	14,937	13,492	23,201	27,399

Net (loss) income(2)	$(121,824)	$41,642	$37,380	$53,685	$58,499

(Loss) Earnings Per Share:
Basic (loss) earnings per share(2)	$(2.16)	$0.74	$0.63	$0.88	$0.89
Diluted (loss) earnings per share(2)	$(2.16)	$0.74	$0.63	$0.87	$0.88

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Reflects the impact of a $152.5 million goodwill impairment charge recognized in 2009.

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets(5)	(1.83)%	0.65%	0.62%	0.92%	0.94%
Return on average equity(5)	(13.33)%	4.12	3.63	5.17	5.32
Average net interest rate spread	2.82	2.78	2.52	2.80	3.01
Net interest margin(2)	3.06	3.11	2.96	3.23	3.34
Average interest-earning assets to average interest-bearing liabilities	1.13	1.13	1.16	1.18	1.18
Non-interest income to average total assets	0.47	0.47	0.59	0.55	0.47
Non-interest expenses to average total assets(5)	4.45	2.04	2.19	2.02	2.00
Efficiency ratio(3)(5)	139.80	64.56	69.85	60.20	58.94

Asset Quality Ratios:
Non-performing loans to total loans	1.93%	1.31%	0.81%	0.20%	0.16%
Non-performing assets to total assets	1.33	0.96	0.56	0.14	0.11
Allowance for loan losses to non-performing loans	71.91	80.71	117.72	429.65	532.56
Allowance for loan losses to total loans	1.39	1.05	0.95	0.86	0.86

Capital Ratios:
Leverage capital(4)	7.99%	8.48%	8.29%	11.21%	11.98%
Total risk based capital(4)	12.17	13.28	12.92	15.79	18.45
Average equity to average assets	13.42	15.82	16.95	17.77	17.68

Other Data:
Number of full-service offices	82	83	85	75	76
Full time equivalent employees	931	954	942	877	892

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.
(5)	Reflects the impact of a $152.5 million goodwill impairment charge recognized in 2009.

Efficiency Ratio Calculation:	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Net interest income	$181,017	$172,069	$154,878	$164,528	$181,455
Non-interest income	31,452	30,211	35,537	31,951	29,221

Total income	$212,469	$202,280	$190,415	$196,479	$210,676

Non-interest expense(1)	$297,036	$130,601	$133,013	$118,273	$124,178

Expense/income(1)	139.80%	64.56%	69.85%	60.20%	58.94%

(1)	Reflects the impact of a $152.5 million goodwill impairment charge recognized in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 82 full-service branches in eleven counties throughout northern and central New Jersey.

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

Strategy

The Bank, established in 1839, is the oldest New Jersey-chartered bank in the state. The Bank offers a full range of retail and commercial loan and deposit products, and emphasizes personal service and convenience.

The Bank’s strategy is to grow profitably through a commitment to credit quality and expanding market share by acquiring, retaining and expanding customer relationships, while carefully managing interest rate risk.

In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2009, retail loans accounted for 47.5% of the loan portfolio and commercial loans accounted for 52.5%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2009, core deposits were 69.2% of total deposits.

The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income to the extent the Company’s interest-bearing assets and interest-bearing liabilities reprice or mature at different times or relative interest rates. An increase in interest rates generally would result in a decrease in the Company’s average interest rate spread and net interest income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of Bank-owned life insurance, income from loan or securities sales, fees from asset management services and investment product sales and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, actions of regulatory agencies and government policies.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type. The appropriateness of these percentages is evaluated by management at least annually. In the second quarter of 2009, management completed its most recent evaluation of the GVA percentages. In that evaluation, the historical “look-back” period for assessing the magnitude of potential losses was shortened from five years to two years in recognition of recent macroeconomic and real estate market conditions, resulting in increases to certain GVA allocation percentages.

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

Although management believes that the Company has established and maintained the allowance for loan losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing and commercial real estate markets and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

The goodwill impairment analysis is a two-step process to evaluate the potential impairment of the goodwill on the financial statements of the Bank. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. Four standard valuation methodologies common to valuation in business combination transactions involving financial institutions were used: (1) the Public Market Peers approach based on the trading prices of similar publicly traded companies as measured by standard valuation ratios; (2) the Comparable Transactions approach based on pricing ratios recently paid in the sale or merger of comparable banking franchises; (3) the Control Premium approach based on the Company’s trading price (a proxy for the Bank’s market pricing ratios were it publicly traded) followed by the application of an industry based control premium; and (4) the Discounted Cash Flow (“DCF”) approach where value is estimated based on the present value of projected dividends and a terminal value. These valuation techniques take into account the Bank’s recent operating history, current operating environment and future prospects.

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

Significant assumptions made in the estimation of the fair value of the Reporting Unit using the Public Market Peers, Comparable Transactions, and Control Premium approaches included the comparability of the selected regional and national peers, subjective adjustments for variations in franchise value and credit risk versus peers, and adjustments for projected market trends. In addition, assumptions were made in the use of the DCF approach regarding projections of future free cash flow resulting from asset growth, profitability, dividend payouts, and non-cash expenses. All of these assumptions may be affected by a number of factors, including, but not limited to, changes in interest rates, regulation and legislation, and competition. For purposes of the most recent impairment evaluation performed as of September 30, 2009, it was assumed that external factors would remain consistent with the then current environment.

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

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test as of September 30, 2008, and a subsequent test as of December 31, 2008. The results of both analyses indicated that goodwill was not impaired. As a result of the continued decline in the first quarter of 2009 in stock prices in the financial services sector and in the Company’s common stock price, the Company initiated a goodwill impairment test as of March 31, 2009. The step one analysis as of March 31, 2009, indicated potential impairment. Upon completion of the second step test, it was determined that the carrying amount of the goodwill exceeded its implied fair value and an impairment charge in the amount of $152.5 million was recognized as of March 31, 2009. The annual goodwill impairment test as of September 30, 2009 was completed in the fourth quarter of 2009, with no further impairment indicated based on the step one analysis. The step one analysis at September 30, 2009 indicated that the fair value of the reporting unit exceeded the carrying value of the reporting unit by 3.6%. At September 30, 2009, the carrying value of goodwill was $346.3 million,

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery. The Company also had investments in common stock issued by several publicly traded financial institutions, the valuation of which was affected by the institutions’ performance, economic and stock market conditions. The Company does not hold any investments in common stock at December 31, 2009. The Company recognized other-than-temporary securities impairment losses in earnings totaling $2.0 million, $1.4 million and $1.0 million in 2009, 2008 and 2007, respectively.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carryforwards. A valuation reserve of $1.7 million that had been established in 2007 pertaining primarily to state tax benefits on net operating losses at the Bank was eliminated in 2008 due to a large dividend payment the Bank received from a subsidiary, which reduced the state net operating losses to zero at December 31, 2008.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2009, 2008 and 2007. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2009			2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Deposits	$121,557	$304	0.25%	$—	$—	—%	$—	$—	—%
Federal funds sold and short-term investments	25,790	37	0.14	16,238	510	3.14	5,200	275	5.28
Investment securities(1)	339,154	13,419	3.96	354,079	14,431	4.08	373,733	15,406	4.12
Securities available for sale	1,089,032	43,338	3.98	839,226	40,158	4.79	780,836	35,794	4.58
Federal Home Loan Bank Stock	35,918	1,848	5.15	39,424	2,432	6.17	31,470	2,313	7.35
Net loans(2)	4,303,808	233,613	5.43	4,280,478	246,789	5.77	4,036,193	248,789	6.16

Total interest-earning assets	5,915,259	292,559	4.95	5,529,445	304,320	5.50	5,227,432	302,577	5.79

Non-interest earning assets	757,161			862,104			843,310

Total assets	$6,672,420			$6,391,549			$6,070,742

Interest-bearing liabilities:
Savings deposits	$874,281	6,284	0.72%	$941,057	9,915	1.05%	$1,168,530	18,674	1.60%
Demand deposits	1,672,379	22,710	1.36	1,215,059	23,273	1.92	849,235	21,269	2.50
Time deposits	1,629,467	45,561	2.80	1,545,794	55,699	3.60	1,659,191	72,980	4.40
Borrowed funds	1,056,723	36,987	3.50	1,163,531	43,364	3.73	832,961	34,776	4.17

Total interest-bearing liabilities	5,232,850	111,542	2.13	4,865,441	132,251	2.72	4,509,917	147,699	3.27

Non-interest bearing liabilities	525,352			515,142			532,070

Total liabilities	5,758,202			5,380,583			5,041,987
Stockholders’ equity	914,218			1,010,966			1,028,755

Total liabilities and equity	$6,672,420			$6,391,549			$6,070,742

Net interest income		$181,017			$172,069			$154,878

Net interest rate spread			2.82%			2.78%			2.52%

Net interest earning assets	$682,409			$664,004			$717,515

Net interest margin(3)			3.06%			3.11%			2.96%

Ratio of interest-earning assets to total interest-bearing liabilities	1.13x			1.14x			1.16x

(1)	Average outstanding balance amounts are at amortized cost.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$696	$(865)	$(169)	$384	$(149)	$235
Investment securities	(596)	(416)	(1,012)	(823)	(152)	(975)
Securities available for sale	10,698	(7,518)	3,180	2,705	1,659	4,364
Federal Home Loan Bank Stock	(204)	(380)	(584)	527	(408)	119
Loans	1,342	(14,518)	(13,176)	14,619	(16,619)	(2,000)

Total interest-earning assets	11,936	(23,697)	(11,761)	17,412	(15,669)	1,743

Interest-bearing liabilities:
Savings deposits	(669)	(2,962)	(3,631)	(3,167)	(5,592)	(8,759)
Demand deposits	7,350	(7,913)	(563)	7,705	(5,701)	2,004
Time deposits	2,859	(12,997)	(10,138)	(4,721)	(12,560)	(17,281)
Borrowed funds	(3,815)	(2,562)	(6,377)	12,575	(3,987)	8,588

Total interest-bearing liabilities	5,725	(26,434)	(20,709)	12,392	(27,840)	(15,448)

Net interest income	$6,211	$2,737	$8,948	$5,020	$12,171	$17,191

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total assets increased $287.4 million, or 4.4%, to $6.84 billion at December 31, 2009, from $6.55 billion at December 31, 2008, due primarily to increases in securities available for sale and cash and cash equivalents, partially offset by decreases in loans and intangible assets.

Cash and cash equivalents increased $55.2 million, to $123.7 million at December 31, 2009, from $68.5 million at December 31, 2008, as a result of deposit inflows and proceeds from loan repayments and loan sales. The Company will continue to deploy these cash balances to fund loan originations, investment purchases and the repayment of maturing borrowings.

Total investments increased $491.9 million, or 40.6%, during the year ended December 31, 2009. The increase included $84.9 million of residential mortgage loan pools that were securitized by the Company in the first quarter of 2009, which are held as securities available for sale. The loan securitization was undertaken to enhance the liquidity and risk-based capital treatment of the underlying loans. Securities purchases for the year ended December 31, 2009 consisted primarily of U.S. Government Agency guaranteed mortgage-backed securities and obligations.

Total loans at December 31, 2009 were $4.38 billion, compared to $4.53 billion at December 31, 2008. For the year ended December 31, 2009, loan originations totaling $1.14 billion and loan purchases of $55.1 million were more than offset by repayments of $1.32 billion, loan securitizations of $84.9 million and loan sales of $98.7 million. Residential mortgage loans decreased $301.8 million to $1.49 billion at December 31, 2009, compared to $1.79 billion at December 31, 2008. Residential mortgage loan originations totaled $207.6 million and one- to four-family loans purchased totaled $55.1 million for the year ended December 31, 2009. Principal repayments on residential mortgage loans totaled $378.5 million, $84.9 million of conforming one- to four- family 30-year fixed-rate residential mortgage loans were securitized, and residential mortgage loans sold totaled $98.7 million for the year ended December 31, 2009. Construction loans decreased $37.8 million to $195.9 million at December 31, 2009, compared to $233.7 million at December 31, 2008, as a result of significantly reduced originations as the Company de-emphasised construction lending due to adverse market conditions. Consumer loans decreased $37.8 million to $586.5 million at December 31, 2009, compared to $624.3 million at December 31, 2008. Commercial real estate loans increased $166.9 million to $1.09 billion at December 31, 2009, compared to $923.0 million at December 31, 2008. Multi-family loans increased $38.2 million to $227.7 million at December 31, 2009, compared to $189.5 million at December 31, 2008. Commercial loans increased $32.6 million to $785.8 million at December 31, 2009, compared to $753.2 million at December 31, 2008. Retail loans, which consist of one- to four-family residential mortgages and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.08 billion and accounted for 47.5% of the loan portfolio at December 31, 2009, compared to $2.42 billion, or 53.5%, of the portfolio at December 31, 2008. The decrease in retail loans as a percentage of the total loan portfolio was a result of reduced purchase mortgage activity and the sale of longer-term fixed-rate originations as part of the Company’s interest rate risk management process, coupled with growth in the commercial mortgage and commercial loan portfolios. Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $2.30 billion, accounting for 52.5% of the loan portfolio at December 31, 2009, compared to $2.10 billion, or 46.5%, at December 31, 2008.

The Company does not originate or purchase sub-prime or option ARM loans. On a limited basis, the Company has originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at December 31, 2009 was $18.2 million. Of this total, 7 loans totaling $3.0 million were 90 days or more delinquent. General valuation reserves of 10%, or $297,000, were allocated to these loans at December 31, 2009.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $144.1 million and $109.3 million, respectively, at December 31, 2009. The Company’s participations in SNCs included three loans classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $29.2 million and outstanding balances of $28.9 million, respectively, at December 31, 2009. These adversely classified SNCs are all commercial construction loans on projects located in New York City. All of the Company’s SNC participations were current as to the payment of principal and interest as of December 31, 2009.

The Company had outstanding junior lien mortgages totaling $312.5 million at December 31, 2009. Of this total, 43 loans totaling $3.0 million were 90 days or more delinquent. General valuation reserves of 10%, or $298,000, were allocated to these loans at December 31, 2009.

The Company had outstanding indirect marine loans totaling $85.7 million at December 31, 2009. Of this total, 14 loans totaling $2.2 million were 90 days or more delinquent. General valuation reserves of 20%, or $431,000, were allocated to these loans at December 31, 2009. The Bank curtailed its marine lending in 2008 and 2009, and marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The allowance for loan losses increased $13.0 million to $60.7 million at December 31, 2009, as a result of provisions for loan losses of $30.3 million, partially offset by net charge-offs of $17.2 million during 2009. The increase in the allowance for loan losses was attributable to an increase in non-performing loans, downgrades in credit risk ratings and an increase in commercial loans as a percentage of the loan portfolio to 52.5% at December 31, 2009, from 46.5% at December 31, 2008. Total non-performing loans at December 31, 2009 were

$84.5 million, or 1.93% of total loans, compared with $59.1 million, or 1.31% of total loans at December 31, 2008. At December 31, 2009, impaired loans totaled $41.1 million with related specific reserves of $12.5 million. Within total impaired loans, there were $11.0 million of loans with a weighted average loan-to-value ratio of 95.5% based on current collateral valuations for which no specific reserves were required in accordance with GAAP. At December 31, 2009, the Company’s allowance for loan losses was 1.39% of total loans, compared with 1.05% of total loans at December 31, 2008.

Non-performing residential mortgage loans increased $14.1 million, to $28.6 million at December 31, 2009, from $14.5 million at December 31, 2008. In addition, non-performing consumer loans increased $838,000, to $6.8 million at December 31, 2009, from $5.9 million at December 31, 2008. The Company attributes the increase in non-performing residential mortgage and consumer loans to rising unemployment, declining property values and increased personal debt levels.

Non-performing commercial loans increased $8.1 million, to $12.5 million at December 31, 2009, from $4.4 million at December 31, 2009. Non-performing commercial loans at December 31, 2009 consisted of 67 loans. The largest non-performing commercial loan relationship consisted of four loans to a consumer products distributor with total outstanding balances of $4.8 million at December 31, 2009.

Non-performing construction loans increased $3.8 million, to $13.2 million at December 31, 2009, from $9.4 million at December 31, 2008. At December 31, 2009, non-performing construction loans included a $10.5 million senior participation interest in a $283.0 million SNC. Proceeds from this construction loan facility are being used to convert an existing 35-story, 631,000 square foot office building in New York City into a mixed-use 349-unit residential condominium and 251-room hotel. The project has been impacted by additional costs and a decline in sales activity. While this loan has been classified as non-accrual, the hotel construction is nearing completion and the loan was current as to principal and interest at December 31, 2009. The Company estimates a loan-to-value ratio of approximately 96% at December 31, 2009, and therefore, in accordance with GAAP, no specific reserve has been allocated to this loan. The Company had an unfunded commitment on this loan of an additional $276,000 at December 31, 2009.

Non-performing commercial mortgage loans decreased $1.5 million, to $23.4 million at December 31, 2009, from $24.8 million at December 31, 2008. At December 31, 2009, non-performing commercial mortgage loans consisted primarily of two loans to a single real estate developer. The first is an $11.4 million loan secured by a planned unit development of 203 single family detached townhouse and age restricted units; and the second is a $8.5 million commercial mortgage loan secured by a 184-unit, age restricted townhouse project. At December 31, 2009, these loans were deemed impaired and were allocated $8.7 million of the allowance for loan losses. Management believes that the allowance for loan losses allocated to this credit relationship is appropriate and adequate based on recent appraisals and projections of net realizable value. There is no contractual commitment to advance additional funds to this borrower.

At December 31, 2009, the Company held $6.4 million of foreclosed assets, compared with $3.4 million at December 31, 2008. Foreclosed assets at December 31, 2009 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $3.1 million of commercial real estate, $2.0 million of residential properties, and $1.3 million of boats at December 31, 2009.

Non-performing assets totaled $90.9 million, or 1.33% of total assets at December 31, 2009, compared to $62.6 million, or 0.96% of total assets at December 31, 2008.

Intangible assets decreased $156.6 million to $358.1 million at December 31, 2009, from $514.7 million at December 31, 2008, primarily due to a $152.5 million goodwill impairment charge recognized in the first quarter of 2009.

Other assets increased $41.8 million to $87.6 million at December 31, 2009, compared to $45.8 million at December 31, 2008. At December 31, 2009, other assets included $27.4 million of prepaid FDIC insurance premiums. In addition, prepaid pension funding increased $7.7 million at December 31, 2009, compared with December 31, 2008, primarily as a result of a $6.5 million contribution made in December of 2009.

Total deposits increased $672.8 million, or 15.9%, to $4.90 billion at December 31, 2009, from $4.23 billion at December 31, 2008. At December 31, 2009, core deposits represented 69.2% of total deposits, compared with 63.7% at December 31, 2008. Core deposits increased $697.7 million, or 25.9%, to $3.39 billion at December 31, 2009, from $2.69 billion at December 31, 2008. The majority of the core deposit increase was in municipal money market and retail checking deposits. Certificates of deposit decreased $24.9 million, or 1.6%, to $1.51 billion at December 31, 2009, from $1.53 billion at December 31, 2008. The majority of the decrease in certificates of deposit occurred in the 9-month and shorter maturity categories.

Borrowed funds were reduced by $248.4 million, or 19.9%, during the year ended December 31, 2009, to $999.2 million, as the Company deployed excess liquidity arising from the increase in core deposit funding. Borrowed funds represented 14.6% of total assets at December 31, 2009, a reduction from 19.1% at December 31, 2008.

Total stockholders’ equity decreased $134.0 million to $884.6 million at December 31, 2009, from $1.02 billion at December 31, 2008. This decrease was a result of a comprehensive loss of $113.6 million, cash dividends of $24.9 million and common stock repurchases of $119,000, partially offset by the allocation of shares to stock-based compensation plans of $4.6 million.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General. The Company realized a net loss of $121.8 million for the year ended December 31, 2009, compared to net income of $41.6 million for the year ended December 31, 2008. The basic and diluted loss per share was $2.16 for the year ended December 31, 2009, compared to basic and diluted earnings per share of $0.74 for 2008. The primary reason for the net loss in 2009 was the recognition of a $152.5 million goodwill impairment charge. The goodwill impairment charge was a non-cash accounting adjustment to the Company’s financial statements which did not affect cash flows, liquidity, or tangible capital. As goodwill is excluded from regulatory capital, the impairment charge did not impact the regulatory capital ratios of the Company or its wholly owned subsidiary, The Provident Bank, both of which remain “well-capitalized” under current regulatory requirements.

Earnings and per share data for the year ended December 31, 2009 also reflect an increase in the provision for loan losses due to the following: an increase in non-performing loans; downgrades in credit risk ratings; an increase in commercial loans as a percentage of the total loan portfolio; and the impact of current macroeconomic conditions. The provision for loan losses was $30.3 million for the year ended December 31, 2009, compared with $15.1 million for 2008. In addition, earnings and per share data for the year ended December 31, 2009 were impacted by a special assessment imposed on the banking industry by the FDIC as part of its plan to restore the deposit insurance fund. The cost of this special assessment to the Company was $3.1 million, which resulted in a charge of $1.9 million, net of tax, recognized during the second quarter of 2009.

Net Interest Income. Net interest income increased $8.9 million, or 5.2%, to $181.0 million for 2009, from $172.1 million for 2008. The average interest rate spread increased 4 basis points to 2.82% for 2009, from 2.78% for 2008. The net interest margin decreased 5 basis points to 3.06% for 2009, compared to 3.11% for 2008.

Interest income decreased $11.8 million, or 3.9%, to $292.6 million for 2009, compared to $304.3 million for 2008. The decrease in interest income was primarily attributable to a decrease in the yield on average earning assets, partially offset by an increase in average earning asset balances. The yield on interest-earning assets decreased 55 basis points to 4.95% for 2009, from 5.50% for 2008, with reductions in yields experienced in all earning asset classes. Average interest-earning assets increased $385.8 million, or 7.0%, to $5.92 billion for 2009, compared to $5.53 billion for 2008. The average balance of securities available for sale increased

$249.8 million, or 29.8%, to $1.09 billion for 2009, compared to $839.2 million for 2008. Average deposits, Federal funds sold and short-term investment balances increased $131.1 million, to $147.3 million for 2009, from $16.2 million for 2008. Average outstanding loan balances increased $23.3 million, or 0.5%, to $4.30 billion for 2009 from $4.28 billion for 2008. The average balance of investment securities decreased $14.9 million, or 4.2%, to $339.2 million for 2009, compared to $354.1 million for 2008.

Interest expense decreased $20.7 million, or 15.7%, to $111.5 million for 2009, from $132.3 million for 2008. The decrease in interest expense was attributable to lower short-term interest rates and a reduction in average borrowings, partially offset by an increase in average deposits. The average rate paid on interest-bearing liabilities decreased 59 basis points to 2.13% for 2009, from 2.72% for 2008. The average rate paid on interest-bearing deposits decreased 61 basis points to 1.79% for 2009, from 2.40% for 2008. The average rate paid on borrowings decreased 23 basis points to 3.50% for 2009, from 3.73% for 2008. The average balance of interest-bearing liabilities increased $367.4 million, or 7.6%, to $5.23 billion for 2009, compared to $4.87 billion for 2008. Average interest-bearing deposits increased $474.2 million, or 12.8%, to $4.18 billion for 2009, from $3.70 billion for 2008. Average interest-bearing core deposits increased $390.5 million, or 18.1%, for 2009, compared with 2008, while average time deposits increased $83.7 million, or 5.4%, for 2009, compared with 2008. Average outstanding borrowings decreased $106.8 million, or 9.2%, to $1.06 billion for 2009, compared with $1.16 billion for 2008.

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

The provision for loan losses was $30.3 million in 2009, compared to $15.1 million in 2008. The increase in the provision for loan losses was attributable to an increase in non-performing loans; downgrades in credit risk ratings; an increase in commercial loans as a percentage of the total loan portfolio to 52.5% at December 31, 2009, from 46.5% at December 31, 2008; and the impact of current macroeconomic conditions. Net charge-offs for 2009 were $17.2 million, compared to $8.2 million for 2008. Total charge-offs for the year ended December 31, 2009 were $19.6 million, compared to $10.4 million for the year ended December 31, 2008. Recoveries for the year ended December 31, 2009 were $2.4 million, compared to $2.3 million for the year ended December 31, 2008. The allowance for loan losses at December 31, 2009 was $60.7 million, or 1.39% of total loans, compared to $47.7 million, or 1.05% of total loans at December 31, 2008. At December 31, 2009, non-performing loans as a percentage of total loans were 1.93%, compared to 1.31% at December 31, 2008. Non-performing assets as a percentage of total assets were 1.33% at December 31, 2009, compared to 0.96% at December 31, 2008. At December 31, 2009, non-performing loans were $84.5 million, compared to $59.1 million at December 31, 2008, and non-performing assets were $90.9 million at December 31, 2009, compared to $62.6 million at December 31, 2008.

Non-Interest Income. For the year ended December 31, 2009, non-interest income totaled $31.5 million, an increase of $1.2 million, or 4.1%, compared to the same period in 2008. Fee income increased $830,000 for the year ended December 31, 2009, compared with 2008, primarily due to an increase in the value of equity fund holdings. In addition, net gains on securities transactions increased $470,000 for the year ended December 31, 2009, compared with 2008. Other income increased $454,000 for the year ended December 31, 2009, compared with the same period in 2008, primarily due to an increase in gains on loan sales. Income from the appreciation in the cash surrender value of Bank-owned life insurance increased $108,000 for the year ended December 31, 2009, compared with 2008. Partially offsetting these improvements, the Company recognized other-than-temporary impairment charges on securities of $2.0 million during the year ended December 31, 2009, compared with other-than-temporary impairment charges of $1.4 million recognized in 2008.

Non-Interest Expense. Excluding the $152.5 million goodwill impairment charge recorded in the first quarter of 2009, non-interest expense increased $13.9 million, or 10.7%, to $144.5 million for the year ended December 31, 2009, compared to $130.6 million for the year ended December 31, 2008. FDIC insurance expense increased $11.1 million for the year ended December 31, 2009, compared with 2008, as a result of deposit growth, increased premium rates and the FDIC special assessment imposed on the industry as part of its plan to restore the deposit insurance fund. The cost of the FDIC special assessment was $3.1 million. Other operating expenses increased $3.1 million for the year ended December 31, 2009, compared with 2008, due primarily to $1.3 million of charges related to the consolidation and divestiture of premises and costs associated with the dissolution of a real estate development joint venture. Compensation and benefits expense increased $968,000 for the year ended December 31, 2009, compared with 2008, primarily due to a $1.5 million increase in severance costs during the year ended December 31, 2009. Severance included costs associated with the retirements of two senior executives in the third quarter of 2009. These increases were partially offset by a $966,000 decrease in the amortization of intangibles as a result of scheduled reductions in core deposit amortization, and reductions in net occupancy expense totaling $639,000.

Income Tax Expense. For the year ended December 31, 2009, the Company’s income tax expense was $7.0 million, compared with $14.9 million for 2008. The decrease in income tax expense was attributable to lower pre-tax income and a lower effective tax rate. Excluding the impact of the goodwill impairment charge recognized in the first quarter of 2009, which is not tax deductible, the Company’s effective tax rate was 18.6% for the year ended December 31, 2009, compared with 26.4% for the year ended December 31, 2008. The reduction in the effective tax rate was attributable to a larger proportion of the Company’s income being derived from tax-exempt sources.

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

Earnings and per share data for the year ended December 31, 2008 reflected severance costs totaling $503,000, net of tax. In addition, the Company recorded other-than-temporary impairment charges on investments in a debt security issued by Lehman Brothers Holdings, Inc. and the common stock of two publicly-traded financial institutions totaling $869,000, net of tax, in 2008. Results for the year ended December 31, 2008, were also impacted by a $180,000 net after-tax gain recorded in connection with the ownership and mandatory redemption of a portion of the Company’s Class B Visa, Inc. shares as part of Visa’s initial public offering in the first quarter of 2008, and a $175,000 net after-tax gain resulting from the sale of a branch office.

Earnings and per share data for the year ended December 31, 2007 reflected the impact of an executive separation agreement which resulted in a one-time charge of $655,000, net of tax. Earnings and per share data for the year ended December 31, 2007 also reflected the impact of a securities impairment charge of $1.0 million, net of tax, and losses recognized on sales of securities in connection with portfolio repositioning totaling $632,000, net of tax. Earnings and per share data for the year ended December 31, 2007 further reflected the impact of a voluntary resignation program which resulted in a one-time charge of $2.1 million, net of tax. In addition, earnings and per share data for the year ended December 31, 2007 reflected the impact of a settlement of an insurance claim resulting in a recovery of $3.5 million, net of tax, related to a fraud loss that occurred and was recognized in 2002, the Company’s acquisition of First Morris from April 1, 2007, the date the acquisition was completed, and one-time expenses of $246,000, net of tax, related to the merger and integration of First Morris’ operations.

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

Provision for Loan Losses. The provision for loan losses was $15.1 million in 2008, compared to $6.5 million in 2007. The increase in the provision for loan losses was primarily attributable to growth in the loan portfolio, an increase in non-performing loans, and an increase in commercial loans as a percentage of the loan portfolio to 46.5% at December 31, 2008, from 45.2% at December 31, 2007, as well as uncertainty with respect to general economic conditions. Net charge-offs for 2008 were $8.2 million, compared to $1.0 million for 2007. Total charge-offs for the year ended December 31, 2008 were $10.4 million, compared to $3.2 million for the year ended December 31, 2007. Recoveries for the year ended December 31, 2008 were $2.3 million, compared to $2.2 million for the year ended December 31, 2007. The allowance for loan losses at December 31, 2008 was $47.7 million, or 1.05% of total loans, compared to $40.8 million, or 0.95% of total loans at December 31, 2007. At December 31, 2008, non-performing loans as a percentage of total loans were 1.31%, compared to 0.81% at December 31, 2007. Non-performing assets as a percentage of total assets were 0.96% at December 31, 2008, compared to 0.56% at December 31, 2007. At December 31, 2008, non-performing loans were $59.1 million, compared to $34.6 million at December 31, 2007, and non-performing assets were $62.6 million at December 31, 2008, compared to $35.7 million at December 31, 2007.

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

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB of New York and approved broker dealers. The Bank has a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB of New York. These lines of credit are subject to annual renewal. As of December 31, 2009, there were no borrowings outstanding against these lines of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2009 and 2008, loan repayments totaled $1.13 billion and $1.29 billion, respectively.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled

$1.20 billion for the year ended December 31, 2009, compared to $1.60 billion for the year ended December 31, 2008. Purchases for the investment portfolio totaled $817.9 million for the year ended December 31, 2009, compared to $255.8 million for the year ended December 31, 2008.

At December 31, 2009, the Bank had outstanding loan commitments to borrowers of $767.9 million, including undisbursed home equity lines and personal credit lines of $250.3 million at December 31, 2009. Total deposits increased $672.8 million for the year ended December 31, 2009. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $1.12 billion at December 31, 2009. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

As of December 31, 2009, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2009, the Bank’s leverage (Tier 1) capital ratio was 6.44%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2009, the Bank’s total risk-based capital ratio was 11.06%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2009, are summarized below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Off-Balance Sheet:
Long-term commitments	$742,898	$499,247	$128,248	$8,922	$106,481
Letters of credit	24,995	24,995	—	—	—

Total Off-Balance Sheet	767,893	524,242	128,248	8,922	106,481

Contractual Obligations:
Operating leases	15,113	3,247	5,239	2,623	4,004
Certificate of deposits	1,507,610	1,115,158	234,193	157,274	985

Total Contractual Obligations	1,522,723	1,118,405	239,432	159,897	4,989

Total	$2,290,616	$1,642,647	$367,680	$168,819	$111,470

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $767.9 million at December 31, 2009, an increase of $68.3 million, or 9.8%, from $699.6 million at December 31, 2008.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2009 or 2008 that would have settled in January 2010 or 2009, respectively. Total contractual obligations at December 31, 2009 were $1.52 billion, a decrease of $24.5 million, or 1.6%, compared to $1.55 billion at December 31, 2008. Contractual obligations under operating leases increased $444,000, or 3.0%, to $15.1 million at December 31, 2009, from $14.7 million at December 31, 2008, and certificate of deposit accounts decreased $24.9 million, or 1.6%, to $1.51 billion at December 31, 2009, from $1.53 billion at December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate mortgage loans at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives initially between three and five years.

The management Asset/Liability Committee meets on a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include the Chief Executive Officer and Chief Financial Officer, as well as other senior officers from the Bank’s finance, lending, credit and customer management departments. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 30.8% at December 31, 2009 compared to 36.3% at December 31, 2008. Certificate of deposit accounts are generally short-term. As of December 31, 2009, 74.0% of all time deposits had maturities of one year or less compared to 76.1% at December 31, 2008. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 5% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% of the rate ramp in either direction.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2009.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	201,192	(5,329)	(2.6)
Static	206,521	—	—
+100	206,364	(157)	(0.1)
+200	204,726	(1,795)	(0.9)
+300	202,478	(4,043)	(2.0)

The above table indicates that as of December 31, 2009, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 2.0%, or $4.0 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 2.6%, or $5.3 million decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2009.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,161,980	26,686	2.4	16.2	1.7
Flat	1,135,294	—	—	15.9	—
+100	1,063,918	(71,376)	(6.3)	15.1	(5.0)
+200	986,146	(149,148)	(13.1)	14.2	(10.6)
+300	889,576	(245,718)	(21.6)	13.1	(18.0)

The preceding table indicates that as of December 31, 2009, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 21.6%, or $245.7 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 2.4%, or $26.7 million increase in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

(2)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2009 and 2008

(2)	Condensed Statement of Income for the years ended December 31, 2009, 2008 and 2007

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provident Financial Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 1, 2010

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited Provident Financial Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included on page 107 of the Annual Report on Form 10-K, Item 9A., Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Provident Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 1, 2010

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

(Dollars in Thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$120,823	$66,315
Short-term investments	2,920	2,231

Total cash and cash equivalents	123,743	68,546

Investment securities held to maturity (fair value of $344,385 and $351,623 at December 31, 2009 and December 31, 2008, respectively)	335,074	347,484
Securities available for sale, at fair value	1,333,163	820,329
Federal Home Loan Bank Stock	34,276	42,833
Loans	4,384,194	4,526,748
Less allowance for loan losses	60,744	47,712

Net loans	4,323,450	4,479,036

Foreclosed assets, net	6,384	3,439
Banking premises and equipment, net	76,280	75,750
Accrued interest receivable	25,797	23,866
Intangible assets	358,058	514,684
Bank-owned life insurance	132,346	126,956
Other assets	87,601	45,825

Total assets	$6,836,172	$6,548,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,522,732	$1,821,437
Savings deposits	868,835	872,388
Certificates of deposit of $100,000 or more	469,313	445,466
Other time deposits	1,038,297	1,087,045

Total deposits	4,899,177	4,226,336
Mortgage escrow deposits	18,713	20,074
Borrowed funds	999,233	1,247,681
Other liabilities	34,494	36,067

Total liabilities	5,951,617	5,530,158

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,821,850 shares outstanding at December 31, 2009; and 83,209,293 shares issued and 59,610,623 shares outstanding at December 31, 2008, respectively	832	832
Additional paid-in capital	1,014,856	1,013,293
Retained earnings	307,751	454,444
Accumulated other comprehensive income (loss)	7,731	(485)
Treasury stock	(384,973)	(384,854)
Unallocated common stock held by the Employee Stock Ownership Plan	(61,642)	(64,640)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,575)	(7,667)
Deferred compensation—Directors’ Deferred Fee Plan	7,575	7,667

Total stockholders’ equity	884,555	1,018,590

Total liabilities and stockholders’ equity	$6,836,172	$6,548,748

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

(Dollars in Thousands, except share data)

	Years ended December 31,
	2009	2008	2007
Interest income:
Real estate secured loans	$159,094	$167,063	$167,506
Commercial loans	43,057	42,999	42,151
Consumer loans	31,462	36,727	39,132
Investment securities	13,419	14,431	15,406
Securities available for sale and Federal Home Loan Bank stock	45,186	42,590	38,107
Deposits, Federal funds sold and other short-term investments	341	510	275

Total interest income	292,559	304,320	302,577

Interest expense:
Deposits	74,555	88,887	112,923
Borrowed funds	36,987	43,364	34,776

Total interest expense	111,542	132,251	147,699

Net interest income	181,017	172,069	154,878
Provision for loan losses	30,250	15,100	6,530

Net interest income after provision for loan losses	150,767	156,969	148,348

Non-interest income:
Fees	24,221	23,391	24,538
Gain on insurance settlement	—	—	5,947
Bank-owned life insurance	5,390	5,282	5,403
Other-than-temporary impairment losses on securities	(11,043)	(1,410)	(1,003)
Portion of loss recognized in other comprehensive income (before taxes)	9,012	—	—

Net impairment losses on securities recognized in earnings	(2,031)	(1,410)	(1,003)
Net gain (loss) on securities transactions	1,398	928	(984)
Other income	2,474	2,020	1,636

Total non-interest income	31,452	30,211	35,537

Non-interest expense:
Goodwill impairment	152,502	—	—
Compensation and employee benefits	68,738	67,770	72,183
Net occupancy expense	20,170	20,809	19,431
FDIC Insurance	11,778	634	550
Data processing expense	9,325	9,194	9,106
Amortization of intangibles	5,111	6,077	6,586
Advertising and promotion expense	4,291	4,106	4,942
Other operating expenses	25,121	22,011	20,215

Total non-interest expenses	297,036	130,601	133,013

(Loss) income before income tax expense	$(114,817)	$56,579	$50,872
Income tax expense	7,007	14,937	13,492

Net (loss) income	$(121,824)	$41,642	$37,380

Basic (loss) earnings per share	$(2.16)	$0.74	$0.63
Average basic shares outstanding	56,275,694	56,031,273	59,067,438

Diluted (loss) earnings per share	$(2.16)	$0.74	$0.63
Average diluted shares outstanding	56,275,694	56,031,318	59,067,438

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2006	$799	$937,616	$424,958	$(7,150)	$(266,587)	$(70,480)	$(13,010)	$13,010	$1,019,156
Comprehensive income:
Net income	—	—	37,380	—	—	—	—	—	37,380
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $3,403)	—	—	—	5,128	—	—	—	—	5,128
Reclassification adjustment for losses included in net income (net of tax of ($717))	—	—	—	1,270	—	—	—	—	1,270
Amortization related to post- retirement obligations (net of tax of $3,513)	—	—	—	5,087	—	—	—	—	5,087

Total comprehensive income									$48,865

Common stock issued in connection with the First Morris acquisition	33	61,902	—	—	—	—	—	—	61,935
Cash dividends paid	—	—	(24,835)	—	—	—	—	—	(24,835)
Tax contingency reserve reversal	—	2,048	—	—	—	—	—	—	2,048
Distributions from DDFP	—	(148)	—	—	—	—	5,251	(5,251)	(148)
Purchases of treasury stock	—	—	—	—	(116,820)	—	—	—	(116,820)
Allocation of ESOP shares	—	(137)	—	—	—	2,891	—	—	2,754
Allocation of SAP shares	—	4,594	—	—	—	—	—	—	4,594
Allocation of stock options	—	3,245	—	—	—	—	—	—	3,245

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	41,642	—	—	—	—	—	41,642
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $240)	—	—	—	410	—	—	—	—	410
Reclassification adjustment for losses included in net income (net of tax of ($192))	—	—	—	290	—	—	—	—	290
Amortization related to post-retirement obligations (net of tax of ($3,214))	—	—	—	(5,520)	—	—	—	—	(5,520)

Total comprehensive income									$36,822

Cash dividends paid	—	—	(24,701)	—	—	—	—	—	(24,701)
Distributions from DDFP	—	(3)	—	—	—	—	92	(92)	(3)
Purchases of treasury stock	—	—	—	—	(1,447)	—	—	—	(1,447)
Allocation of ESOP shares	—	(454)	—	—	—	2,949	—	—	2,495
Allocation of SAP shares	—	2,701	—	—	—	—	—	—	2,701
Allocation of stock options	—	1,929	—	—	—	—	—	—	1,929

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive loss:
Net loss	—	—	(121,824)	—	—	—	—	—	(121,824)
Other comprehensive loss:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($3,681))	—	—	—	(5,331)	—	—	—	—	(5,331)
Unrealized holding gain on securities arising during the period (net of tax of $7,912)	—	—	—	11,333	—	—	—	—	11,333
Reclassification adjustment for losses included in net income (net of tax of ($184))	—	—	—	449	—	—	—	—	449
Amortization related to post- retirement obligations (net of tax of $489)	—	—	—	1,765	—	—	—	—	1,765

Total comprehensive loss									$(113,608)

Cash dividends paid	—	—	(24,869)	—	—	—	—	—	(24,869)
Distributions from DDFP	—	(8)	—	—	—	—	92	(92)	(8)
Purchases of treasury stock	—	—	—	—	(119)	—	—	—	(119)
Allocation of ESOP shares	—	(1,114)	—	—	—	2,998	—	—	1,884
Allocation of SAP shares	—	1,888	—	—	—	—	—	—	1,888
Allocation of stock options	—	797	—	—	—	—	—	—	797

Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(121,824)	$41,642	$37,380
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	152,502	—	—
Depreciation and amortization of intangibles	12,383	13,903	14,129
Provision for loan losses	30,250	15,100	6,530
Deferred tax benefit	(5,375)	(4,767)	(637)
Increase in cash surrender value of Bank-owned Life Insurance	(5,390)	(5,282)	(5,403)
Net amortization of premiums and discounts on securities	3,608	355	909
Accretion of net deferred loan fees	(2,128)	(2,053)	(1,822)
Amortization of premiums on purchased loans	2,836	2,569	3,100
Net increase in loans originated for sale	(98,654)	(16,458)	(8,862)
Proceeds from sales of loans originated for sale	100,574	16,502	9,019
Proceeds from sales of foreclosed assets	4,017	7,260	762
Allocation of ESOP shares	1,494	2,162	2,495
Allocation of stock award shares	1,888	2,701	4,594
Allocation of stock options	797	1,929	3,245
Net gain on sale of loans	(1,920)	(44)	(157)
Net (gain) loss on securities available for sale	(1,398)	(928)	984
Impairment charge on securities	2,031	1,410	1,003
Net gain on sale of premises and equipment	(181)	(113)	(153)
Net gain on sale of foreclosed assets	(17)	(1)	—
Contribution to pension plan	(6,486)	—	—
(Increase) decrease in accrued interest receivable	(1,931)	799	(680)
(Increase) decrease in other assets	(41,990)	(9,606)	8,154
Decrease in other liabilities	(1,573)	(4,531)	(4,049)

Net cash provided by operating activities	23,513	62,549	70,541

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	52,008	44,108	44,199
Purchases of investment securities held to maturity	(40,034)	(33,482)	(13,261)
Proceeds from sales of securities available for sale	75,466	36,898	124,917
Proceeds from maturities and paydowns of securities available for sale	281,509	190,630	201,932
Purchases of securities available for sale	(777,893)	(222,348)	(159,099)
Cash consideration paid to acquire First Morris, net of cash and cash equivalents received	—	—	(1,383)
Purchases of loans	(55,145)	(267,823)	(79,131)
Net decrease (increase) in loans	105,350	(28,234)	(100,736)
Proceeds from sales of premises and equipment	502	2,049	328
Purchases of premises and equipment, net	(8,123)	(6,374)	(9,200)

Net cash (used in) provided by investing activities	(366,360)	(284,576)	8,566

Cash flows from financing activities:
Net increase (decrease) in deposits	672,841	1,516	(110,649)
(Decrease) increase in mortgage escrow deposits	(1,361)	1,999	459
Purchase of treasury stock	(119)	(1,447)	(116,820)
Cash dividends paid to stockholders	(24,869)	(24,701)	(24,835)
Proceeds from long-term borrowings	106,000	410,600	435,700
Payments on long-term borrowings	(204,342)	(349,049)	(169,291)
Net (decrease) increase in short-term borrowings	(150,106)	111,026	(45,099)

Net cash provided by (used in) financing activities	398,044	149,944	(30,535)

Net increase (decrease) in cash and cash equivalents	55,197	(72,083)	48,572
Cash and cash equivalents at beginning of period	68,546	140,629	92,057

Cash and cash equivalents at end of period	$123,743	$68,546	$140,629

Cash paid during the period for:
Interest on deposits and borrowings	$112,970	$132,875	$145,341

Income taxes	$14,417	$16,701	$19,373

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$6,786	$9,867	$1,275

Loan securitizations	$84,855	$55,217	$—

Fair value of assets acquired	$—	$—	$554,204

Goodwill and core deposit intangible	$—	$—	$97,513

Liabilities assumed	$—	$—	$527,737

Common stock issued for First Morris acquisition	$—	$—	$61,935

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities as of the dates of the consolidated statements of financial condition, and revenues and expenses for the periods then ended. Such estimates are used in connection with the determination of the allowance for loan losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities, evaluation of the need for valuation allowances on deferred tax assets, and determination of liabilities related to retirement and other post-retirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing market and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold and commercial paper with maturity dates less than 90 days.

Securities

Securities include investment securities held to maturity and securities available for sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as “investment securities held to maturity” and reported at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as “securities available for sale” and are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

The estimated fair values of the Company’s securities are affected by changes in interest rates, credit spreads, and market illiquidity. The Company conducts a periodic review and evaluation of the securities

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Premiums and discounts on securities are amortized to expense and accreted to income using a method that approximates the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

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

Loans

Loans receivable are carried at unpaid principal balances plus unamortized premiums, purchase accounting mark-to-market adjustments, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for loan losses.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment of yield over the expected lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives, of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.

Loans are generally placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectibility is reasonably assured.

An impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are therefore excluded from the population of impaired loans.

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

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Bank’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination.

Foreclosed Assets

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. Fair value is generally based on recent appraisals. When an asset is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

Banking Premises and Equipment

Land is carried at cost. Banking premises, furniture, fixtures and equipment are carried at cost, less accumulated depreciation, computed using the straight-line method based on their estimated useful lives

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

Trust Assets

Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Bank’s Wealth Management Group) are not included in the accompanying consolidated statements of financial condition because such properties are not assets of the Bank.

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30, and the impairment test at September 30, 2009 indicated that there was no impairment.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 8.8 years. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

Bank-owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Employee Benefit Plans

The Bank maintains a pension plan which covers full-time employees hired prior to April 1, 2003. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. On April 1, 2003, the pension plan was frozen. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Bank has a 401(k) plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 6% contributed by participants. The Bank’s matching contribution, if any, is determined by the Board of Directors in its sole discretion.

The Bank has an Employee Stock Ownership Plan (“ESOP”). The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. The Company’s common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average price of the Company’s stock during each quarter.

Expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. Expense related to stock awards is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period of the awards.

In connection with the First Sentinel acquisition, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2009, there were 433,283 shares held by the DDFP.

Postretirement Benefits Other Than Pensions

The Bank provides postretirement health care and life insurance plans to certain of its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated postretirement healthcare benefits for employees with less than 10 years of service. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

In June 2009, the FASB issued a standard that eliminates the concept of a qualifying special purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, removes the guaranteed mortgage securitization recharacterization provisions, and requires additional annual and interim disclosures. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of the adoption of this standard.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

In June 2009, the FASB issued a standard regarding management’s evaluation of events and transactions occurring subsequent to the date of the consolidated financial statements. In February 2010, the FASB issued additional guidance clarifying the application of the initial guidance to ensure consistency with SEC requirements. Management has evaluated events and transactions which transpired after the December 31, 2009 date of the consolidated financial statements to determine whether financial statement recognition or disclosure was necessary. Based on management’s review of all available information, no additional financial statement recognition or disclosure was deemed necessary regarding events or transactions occurring subsequent to the date of the consolidated financial statements.

In April 2009, the FASB issued guidance regarding the estimation of fair value when the volume and level of activity for the asset or liability have significantly decreased, including guidance on identifying circumstances that indicate a transaction is not orderly. Under this guidance, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The initial adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company applied the provisions of this standard upon adoption in determining and reporting other-than-temporary impairment losses for the second quarter of 2009.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods of a publicly traded company, as well as in annual financial statements. The disclosure requirements were effective for interim reporting periods ending after June 15, 2009. Upon adoption of this standard, the Company’s interim financial statement disclosures were modified as required.

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

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

“supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2009, the liquidation account, which is an off-balance sheet memorandum account, amounted to $29,827,000.

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

The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $89.1 million. In accordance with GAAP, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $8.4 million in connection with the acquisition, which is being amortized on an accelerated basis over nine years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities did not have a material impact on the Company’s results of operations and is not projected to have a material impact on future periods.

(3) Restrictions on Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2009 and 2008 is $1,323,000 and $10,680,000, respectively, representing reserves required by banking regulations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(4) Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$1,000	—	(8)	992
Mortgage-backed securities	64,197	1,801	(445)	65,553
State and municipal obligations	260,455	8,037	(206)	268,286
Corporate obligations	9,422	146	(14)	9,554

	$335,074	9,984	(673)	344,385

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$91,435	910	(1,236)	91,109
State and municipal obligations	256,049	5,485	(1,020)	260,514

	$347,484	6,395	(2,256)	351,623

The Bank generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Securities held to maturity having a carrying value of $70,079,000 and $105,334,000 at December 31, 2009 and 2008, respectively, were pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of investment securities at December 31, 2009 by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2009
	Amortized cost	Fair value
Due in one year or less	$13,084	13,194
Due after one year through five years	90,843	94,818
Due after five years through ten years	101,306	104,518
Due after ten years	65,644	66,302
Mortgage-backed securities	64,197	65,553

	$335,074	344,385

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The following table represents the Company’s disclosure on investment securities with temporary impairment (in thousands):

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$992	(8)	—	—	992	(8)
Mortgage-backed securities	—	—	9,082	(445)	9,082	(445)
State and municipal obligations	18,138	(206)	—	—	18,138	(206)
Corporate obligations	2,246	(14)	—	—	2,246	(14)

	$21,376	(228)	9,082	(445)	30,458	(673)

	December 31, 2008 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	—	—	—	—
Mortgage-backed securities	20,294	(994)	8,395	(242)	28,689	(1,236)
State and municipal obligations	31,548	(716)	10,915	(304)	42,463	(1,020)
Corporate obligations	—	—	—	—	—	—

	$51,842	(1,710)	19,310	(546)	71,152	(2,256)

Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2009, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk and whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

(5) Securities Available for Sale

Securities available for sale at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$—	—	—	—
Agency obligations	223,951	1,901	—	225,851
Mortgage-backed securities	1,076,467	19,911	(11,698)	1,084,680
State and municipal obligations	12,199	575	(73)	12,701
Corporate obligations	9,567	437	(74)	9,931

	$1,322,184	22,824	(11,845)	1,333,163

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

	2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$997	16	—	1,013
Agency obligations	91,360	3,114	—	94,474
Mortgage-backed securities	692,020	9,578	(12,137)	689,461
State and municipal obligations	17,664	490	(47)	18,107
Corporate obligations	3,558	—	(213)	3,345
Equity securities	14,617	93	(781)	13,929

	$820,216	13,291	(13,178)	820,329

Securities available for sale having a carrying value of $543,172,000 and $712,753,000 at December 31, 2009 and 2008, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2009
	Amortized cost	Fair value
Due in one year or less	$170,323	171,096
Due after one year through five years	69,327	71,096
Due after five years through ten years	6,067	6,291
Mortgage-backed securities	1,076,467	1,084,680

	$1,322,184	1,333,163

Proceeds from the sale of securities available for sale during 2009 were $75,466,000, resulting in gross gains and gross losses of $2,497,000 and $1,099,000, respectively. Proceeds from the sale of securities available for sale during 2008 were $36,898,000, resulting in gross gains and gross losses of $947,000 and $19,000, respectively. During 2007, proceeds from the sale of securities available for sale were $124,917,000, resulting in gross gains and gross losses of $131,000 and $1,115,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The following table presents a roll-forward of the credit loss component of other-than-temporary impairment (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to April 1, 2009, the date on which the Company adopted new FASB requirements for the recognition of OTTI. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows (in thousands):

December 31, 2009
Beginning credit loss amount as of April 1, 2009	$—
Add: Initial OTTI credit losses	768,000
Subsequent OTTI credit losses	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of December 31, 2009	$768,000

During 2009, the Company recognized in earnings other-than-temporary impairment charges totaling $2,031,000, which consisted of $768,000 of credit-related impairment of two private label mortgage-backed securities and a $1,263,000 reduction in the market value of investments in the common stock of five publicly traded financial institutions. During 2008, the Company recorded other-than-temporary impairment charges totaling $1,410,000 which consisted of a $432,000 credit-related impairment of a bond issued by Lehman Brothers Holdings, Inc. and a $978,000 reduction in the market value of investments and in the common stock of two publicly traded financial institutions. During 2007, the Company recorded an other-than-temporary impairment charge of $1,003,000 related to a reduction in the market value of an investment in the common stock of a publicly traded financial institution. Prior to the charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income. The Company did not have any investments in equity securities at December 31, 2009.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$272,909	(2,939)	55,226	(8,759)	328,135	(11,698)
State and municipal obligations	737	(17)	1,056	(56)	1,793	(73)
Corporate obligations	—	—	922	(74)	922	(74)

	$273,646	(2,956)	57,204	(8,889)	330,850	(11,845)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, the current turmoil in the credit markets has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company did not have any investments in equity securities at December 31, 2009. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2009, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2009 totaled 85, compared with 137 at December 31, 2008. There were 19 private label mortgage-backed securities in an unrealized loss position at December 31, 2009, with an amortized cost of $102.7 million and unrealized losses totaling $9.5 million. Of these securities, 16 securities were investment grade and 3 securities were below investment grade at December 31, 2009. Of the investment grade securities, 15 were rated AAA.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2009. Two private label mortgage-backed securities, classified as available for sale, with an amortized cost basis of $17.2 million at December 31, 2009, were deemed to have other-than-temporary impairment totaling $9.8 million in 2009. Of the total amount of the impairment, $768,000 was due to estimated credit losses and charged to earnings and $9.0 million was recognized in other comprehensive income for the year ended December 31, 2009. The evaluation of these securities included a range of likely future cash flows and management-applied, security-specific assumptions as well as market assumptions based on the credit characteristics of this security. The assumptions used to determine the cash flows were based on prepayment, delinquency, loss severity and credit support information. Multiple present value cash flow analyses were used to determine the future expected cash flows. The average borrower credit scores measured as a FICO score for the loans underlying these securities was 733, and the average loan-to-value ratio was 68%. The additional cash flow assumptions that were incorporated into this analysis used credit default rates between 3% and 5% and loss severity expectations ranging between 45% and 65%, discounted at the security’s effective interest rate.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(6) Loans

Loans receivable at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Mortgage loans:
Residential	$1,491,358	1,793,123
Commercial	1,089,937	923,044
Multi-family	227,663	189,462
Construction	195,889	233,727

Total mortgage loans	3,004,847	3,139,356

Commercial loans	785,818	753,173
Consumer loans	586,459	624,282

Total other loans	1,372,277	1,377,455

Premiums on purchased loans	8,012	10,980
Unearned discounts	(266)	(492)
Net deferred costs (fees)	(676)	(551)

	$4,384,194	4,526,748

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2009, 2008 and 2007, $2,836,000, $2,569,000 and $3,100,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

Included in Loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $84,477,000 and $59,118,000 at December 31, 2009 and 2008, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2009, or 2008.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $2,430,000, $2,255,000 and $956,000, for the years ended December 31, 2009, 2008 and 2007, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2009, 2008 and 2007 was insignificant for the periods presented. The Company had an unfunded commitment of $276,000 to a borrower whose loan was not accruing interest, but was current at December 31, 2009.

At December 31, 2009, impaired loans consisted of 15 commercial and commercial mortgage loans totaling $41,138,000, all of which were included in nonaccrual loans. At December 31, 2008, impaired loans consisted of ten commercial and commercial mortgage loans totaling $37,847,000, all of which were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $12,517,000 and $6,030,000 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, impaired loans for which there was no related allowance for loan losses totaled $11,049,000 and $13,175,000, respectively. The average balances of impaired loans during the years ended December 31, 2009, 2008 and 2007 were $40,097,000, $15,971,000 and $1,264,000, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balance of loans serviced for others was approximately $356,710,000 and $265,573,000, at December 31, 2009 and 2008, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $517,624,000 and $474,680,000, at December 31, 2009 and 2008, respectively, and undisbursed home equity and personal credit lines of $250,269,000 and $224,953,000, at December 31, 2009 and 2008, respectively), exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

The Bank grants residential real estate loans on single- and multi-family dwellings to borrowers primarily in New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral, and priority of the Bank’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank’s control; the Bank is therefore subject to risk of loss. The Bank believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and/or guarantees are required for virtually all loans.

(7) Allowance for Loan Losses

The activity in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Balance at beginning of period	$47,712	40,782	32,434
Allowance of acquired institution (First Morris)	—	—	2,825
Provision charged to operations	30,250	15,100	6,530
Recoveries of loans previously charged off	2,402	2,255	2,188
Loans charged off	(19,620)	(10,425)	(3,195)

Balance at end of period	$60,744	47,712	40,782

Loans acquired from First Morris in 2007 that had evidence of deterioration of credit quality since origination such that all contractually required payments were not deemed collectible, were recorded at estimated net realizable value. At the acquisition date those loans had an outstanding contractual balance and carrying value of approximately $2.0 million. No allowance for loan losses was allocated to those loans as of the acquisition date. A reduction in loan value of $870,000 was recorded with an offset to goodwill to reflect the net realizable value of those loans at acquisition.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(8) Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Land	$19,662	19,733
Banking premises	86,988	82,341
Furniture, fixtures and equipment	50,021	48,295
Leasehold improvements	17,377	18,296
Construction in progress	6,820	5,585

	180,868	174,250
Less accumulated depreciation and amortization	104,588	98,500

	$76,280	75,750

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $7,272,000, $7,826,000 and $7,543,000, respectively.

(9) Intangible Assets

Intangible assets at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Goodwill	$346,290	498,792
Core deposit premiums	10,049	14,918
Mortgage servicing rights	1,719	974

	$358,058	514,684

Amortization expense of intangible assets for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Core deposit premiums	$4,869	5,966	6,476
Mortgage servicing rights	242	111	110

	$5,111	6,077	6,586

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2010	$3,590
2011	2,608
2012	1,756
2013	999
2014	626

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(10) Deposits

Deposits at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	Weighted average interest rate	2008	Weighted average interest rate
Savings deposits	$868,835	0.53%	$872,388	0.91%
Money market accounts	1,185,571	0.92	756,793	2.05
NOW accounts	822,609	1.11	602,280	1.26
Non-interest bearing deposits	514,552	—	462,364	—
Certificates of deposit	1,507,610	2.21	1,532,511	3.13

	$4,899,177		$4,226,336

Scheduled maturities of certificates of deposit accounts at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Within one year	$1,115,158	1,166,615
One to three years	234,193	267,300
Three to five years	157,274	96,161
Five years and thereafter	985	2,435

	$1,507,610	1,532,511

Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Savings deposits	$6,284	9,915	18,674
NOW and money market accounts	22,710	23,273	21,269
Certificates of deposits	45,561	55,699	72,980

	$74,555	88,887	112,923

(11) Borrowed Funds

Borrowed funds at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Securities sold under repurchase agreements	$479,286	594,404
FHLB line of credit	—	96,000
FHLB advances	519,947	557,277

	$999,233	1,247,681

FHLB advances are at fixed and variable rates and mature between January 2010 and January 2019. These advances are secured by investment securities and loans receivable under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Scheduled maturities of FHLB advances at December 31, 2009 are as follows (in thousands):

2009
Due in one year or less	$194,547
Due after one year through two years	198,065
Due after two years through three years	9,100
Due after three years through four years	17,679
Due after four years through five years	34,323
Thereafter	66,233

$519,947

Scheduled maturities of securities sold under repurchase agreements at December 31, 2009 are as follows (in thousands):

2009
Due in one year or less	$227,065
Due after one year through two years	82,221
Due after two years through three years	45,000
Due after three years through four years	45,000
Due after four years through five years	—
Thereafter	80,000

$479,286

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2009 and 2008 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2009:
Securities sold under repurchase agreements	$618,034	515,976	3.08%
FHLB line of credit	75,000	11,444	0.55
FHLB advances	532,066	529,303	3.98
2008:
Securities sold under repurchase agreements	$606,749	565,945	3.73%
FHLB line of credit	106,000	67,727	1.84
FHLB advances	650,425	529,859	3.96

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. At December 31, 2009 and 2008, the Bank had unused lines of credit with the FHLB of $200,000,000 and $104,000,000, respectively. These lines of credit are subject to renewal annually.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(12) Benefit Plans

Pension and Post-retirement Benefits

The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2009, management believes that no contributions will be made to the pension plan in 2010.

In addition to pension benefits, certain healthcare and life insurance benefits are currently made available to certain of the Bank’s retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen to new entrants and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006. Effective January 1, 2003, eligibility for retiree health care benefits was frozen as to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002.

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2009	2008	2007	2009	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$18,011	15,793	16,931	17,854	17,670	26,035
Plan Amendment				—	—	(2,920)
Service cost	—	—	—	150	181	228
Interest cost	1,084	1,030	956	933	1,016	995
Actuarial loss (gain)	307	1,585	(121)	(1,981)	(416)	(5,493)
Benefits paid	(460)	(397)	(1,357)	(453)	(597)	(487)
Change in actuarial assumptions	—	—	(616)	—	—	(688)

Benefit obligation at end of year	$18,942	18,011	15,793	16,503	17,854	17,670

Change in plan assets:
Fair value of plan assets at beginning of year	$13,335	19,706	20,467	—	—	—
Actual return on plan assets	2,574	(5,974)	596	—	—	—
Employer contributions	6,486	—	—	453	597	487
Benefits paid	(460)	(397)	(1,357)	(453)	(597)	(487)

Fair value of plan assets at end of year	$21,935	13,335	19,706	—	—	—

Funded status at end of year	$2,993	(4,676)	3,913	(16,503)	(17,854)	(17,670)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The prepaid pension benefits of $3.0 million and the unfunded post-retirement healthcare and life insurance benefits of $16.5 million at December 31, 2009 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition. The components of accumulated other comprehensive (gain) loss related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2009 and 2008 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2009	2008	2009	2008
Unrecognized transition obligation	$—	—	—	—
Unrecognized prior service cost	—	—	(21)	(24)
Unrecognized net actuarial gain	6,460	8,396	(8,496)	(7,328)

Total accumulated other comprehensive loss (gain)	$6,460	8,396	(8,517)	(7,352)

Net periodic benefit cost (increase) for the years ending December 31, 2009, 2008 and 2007, included the following components (in thousands):

	Pension			Post-retirement
	2009	2008	2007	2009	2008	2007
Service cost	$—	—	—	150	181	228
Interest cost	1,084	1,030	956	933	1,016	995
Expected return on plan assets	(2,574)	5,974	(596)	—	—	—
Amortization of:
Net gain (loss)	2,243	(7,532)	(1,027)	(814)	(671)	(584)
Unrecognized prior service cost	—	—	—	(4)	(4)	(4)
Unrecognized remaining assets	—	—	—	—	—	181

Net periodic benefit cost (increase)	$753	(528)	(667)	265	522	816

The weighted average actuarial assumptions used in the plan determinations at December 31, 2009, 2008 and 2007 were as follows:

	Pension			Post-retirement
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	—	—	—	—	—	5.50
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	8.00	8.50	9.00

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 6.00% was selected for the December 31, 2009 measurement date and the 2009 expense calculation.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2009 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$180	(140)
Effect on post-retirement benefits obligation	2,290	(1,860)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows (in thousands):

	Pension	Post-retirement
2010	$524,000	$700,000
2011	555,000	726,000
2012	599,000	761,000
2013	649,000	791,000
2014	704,000	814,000

The weighted-average asset allocation of pension plan assets at December 31, 2009 and 2008 were as follows:

Asset Category	2009	2008
Domestic equities	33%	45%
Foreign equities	10	13
Fixed income	24	42
Real estate	4	0
Cash	29	0

Total	100%	100%

The large cash position at December 31, 2009 was a result of a $6.5 million contribution made on December 11, 2009 that was temporarily pending rebalancing to other asset classes at December 31, 2009. The Company’s expected return on pension plan assets assumption is based on historical investment return experience and evaluation of input from the trustee managing the pension plan’s assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company’s goal of earning the highest rate of return while maintaining risk at acceptable levels.

Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	60%	50-70%
Foreign equities	10	5-17
Fixed income	25	10-30
International bonds	0	0-5
Real estate	5	0-10
Cash	0	0-35

Total	100%

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third party investment manager.

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2009, 2008 and 2007, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2009, 2008 and 2007 were $501,000, $478,000 and $491,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $184,000, $152,000 and $75,000 for the years 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, $2,158,000 and $1,985,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. A charge of $20,000, a charge of $106,000, and an increase of $132,000, net of tax, were recorded in other comprehensive income for 2009, 2008 and 2007, respectively, in connection with this supplemental retirement plan.

Retirement Plan for the Board of Directors of The Provident Bank

The Bank maintains a Retirement Plan for the Board of Directors of the Bank, a non-qualified plan that provides cash payments for up to ten years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the age of 72 with at least ten years of service on the board, is forty quarterly payments of $1,250. The Bank may suspend payments under this plan if it does not meet Federal Deposit Insurance Corporation or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2009, 2008 and 2007. At December 31, 2009 and 2008, $229,000 and $237,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. An increase of $29,000, a charge of $4,000, and an increase of $451, net of tax, were recorded in other comprehensive income for 2009, 2008 and 2007, respectively, in connection with this plan.

The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

ESOP. The outstanding loan principal at December 31, 2009, was $67.8 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the ESOP year ending December 31, 2009, 175,474 shares are committed to be released and will be allocated to participants, compared to 172,591 shares released in the ESOP year ending December 31, 2008. Unallocated ESOP shares held in suspense totaled 3,607,810 at December 31, 2009, and had a fair market value of $38.4 million. ESOP compensation expense for the years ended December 31, 2009, 2008 and 2007 was $1,494,000, $2,162,000 and $2,495,000, respectively.

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

Non-Qualified Supplemental Employee Stock Ownership Plan

Effective January 1, 2004, the Bank established a new deferred compensation plan for executive management and key employees of the Bank, known as The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”). The Supplemental ESOP is a non-qualified plan that provides additional benefits to certain executives whose benefits under the ESOP are limited by tax law limitations applicable to tax-qualified plans. The Supplemental ESOP requires a contribution by the Bank for each participant who also participates in the ESOP equal to the amount that would have been contributed under the terms of the ESOP but for the tax law limitations, less the amount actually contributed under the ESOP. Expense or benefit is recorded in order to adjust the participants’ benefit accounts based on fluctuations in the Company’s stock price. Supplemental ESOP compensation (benefit) expense for the years ended December 31, 2009, 2008, and 2007 was ($46,000), $33,000 and ($12,000), respectively.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Stock Awards

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $1,888,000, $2,701,000 and $4,594,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2009	2008	2007
Outstanding at beginning of year	146,696	310,073	530,386
Granted	483,518	61,590	74,251
Forfeited	(34,638)	(1,963)	(31,560)
Vested	(45,883)	(223,004)	(263,004)

Outstanding at the end of year	549,693	146,696	310,073

Stock Options

Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair market value of a share of the Company’s common stock at the date of grant. Options generally vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Additionally, certain options are three-year performance vesting options, which may or may not vest depending upon the attainment of certain corporate financial targets. Directors and employees have been granted 4,206,661 stock options as of December 31, 2009.

A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2009		2008		2007
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	3,962,349	$18.23	4,400,170	$18.50	4,376,845	$18.55
Granted	232,872	10.39	172,090	12.54	312,617	17.78
Forfeited	(17,280)	12.03	(16,113)	17.30	(128,342)	18.50
Expired	(76,442)	18.51	(593,798)	18.57	(160,950)	18.57

Outstanding at the end of year	4,101,499	$17.81	3,962,349	$18.23	4,400,170	$18.50

The total fair value of shares vesting during 2009, 2008 and 2007 was $630,000, $2,913,000 and $3,343,000, respectively.

Compensation expense of approximately $735,000, $595,000, and $229,000, is projected for 2010, 2011 and 2012, respectively, on stock options outstanding at December 31, 2009.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 17.43-19.22	3,704,673	4.0 years	$18.50	3,457,270	$18.53
$ 10.27-15.14	396,826	8.6 years	$11.40	36,982	$12.82

The stock options outstanding and stock options exercisable at December 31, 2009 have an aggregate intrinsic value of $58,000 and $0, respectively.

The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.

Compensation expense related to the Company’s stock option plan totaled $797,000, $1,929,000 and $3,245,000 for 2009, 2008 and 2007, respectively.

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

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2009	2008	2007
Expected dividend yield	4.23%	3.51%	2.26%
Expected volatility	81.45%	31.94%	17.74%
Risk-free interest rate	1.92%	2.91%	4.78%
Expected option life	8 years	8 years	8 years

The weighted average fair value of options granted during 2009, 2008 and 2007 was $5.39, $3.16, and $3.81 per option, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(13) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$12,291	19,583	14,080
State	93	121	49

Total current	12,384	19,704	14,129

Deferred:
Federal	(3,997)	(3,707)	(472)
State	(1,378)	(1,060)	(165)

Total deferred	(5,375)	(4,767)	(637)

	$7,007	14,937	13,492

The Bank recorded, in accumulated other comprehensive income, deferred tax expense of $4,415,000, $432,000 and $4,494,000 during 2009, 2008 and 2007, respectively, to reflect the tax effect of the unrealized gain on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax expense (benefit) of $489,000, ($3,214,000) and $3,513,000 in 2009, 2008 and 2007, respectively, related to the amortization of post-retirement obligations.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Tax expense at statutory rate of 35%	$(40,186)	19,803	17,805
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(836)	(611)	(76)
Goodwill impairment	53,376	—	—
Tax-exempt interest income	(3,726)	(3,556)	(3,345)
Change in valuation reserve	281	(339)	339
Bank-owned life insurance	(1,887)	(1,849)	(1,891)
Other, net	(15)	1,489	660

	$7,007	14,937	13,492

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$24,562	19,227
Post-retirement benefit	10,236	10,302
Deferred compensation	2,990	3,122
Intangibles	523	1,083
Depreciation	2,307	1,744
SERP	939	907
ESOP	2,496	2,187
Stock compensation	5,771	5,371
Non-accrual interest	2,516	404
State AMA	848	849
State NOL	820	—
Other	929	1,271

Total gross deferred tax assets	54,937	46,467
Valuation Reserve	(1,098)	—

Deferred tax liabilities:
Pension expense	3,861	1,520
Deferred loan costs	2,996	2,664
Investment securities, principally due to accretion of discounts	283	247
Purchase accounting adjustments	1,787	2,814
Originated mortgage servicing rights	671	356
Unrealized gain on securities	4,485	70
SFAS No. 158	854	365

Total gross deferred tax liabilities	14,937	8,036

Net deferred tax asset	$38,902	38,431

Equity at December 31, 2009 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2009 the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

In 2009, the company recorded a valuation reserve of $1,098,000. This valuation reserve primarily relates to state net operating losses of approximately $14,000,000 and unused capital loss carryforwards of approximately $800,000. The state net operating losses will expire in 2029.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2009 and 2008.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files separate State of New Jersey income tax returns. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2006.

(14) Lease Commitments

The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2009 are summarized as follows (in thousands):

Year ending December 31:
2010	$3,247
2011	2,954
2012	2,285
2013	1,564
2014	1,059
Thereafter	4,004

$15,113

Rental expense was $4,411,000, $4,263,000 and $4,610,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

(16) Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2009 and 2008, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

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

December 31, 2009, 2008 and 2007

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

As of December 31, 2009 and 2008, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2009 and 2008, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

The following is a summary of the Company’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Leverage (Tier 1)	$520,656	7.99%	$260,589	4.00%	$325,736	5.00%
Risk-based capital:
Tier 1	520,656	12.17	171,121	4.00	256,682	6.00
Total	574,221	13.42	342,242	8.00	427,803	10.00

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Leverage (Tier 1)	$504,847	8.48%	$238,219	4.00%	$297,774	5.00%
Risk-based capital:
Tier 1	504,847	12.27	164,595	4.00	246,893	6.00
Total	552,559	13.43	329,190	8.00	411,488	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Leverage (Tier 1)	$418,996	6.44%	$260,279	4.00%	$325,348	5.00%
Risk-based capital:
Tier 1	418,996	9.81	170,890	4.00	256,335	6.00
Total	472,499	11.06	341,780	8.00	427,225	10.00

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Leverage (Tier 1)	$394,201	6.64%	$237,639	4.00%	$297,049	5.00%
Risk-based capital:
Tier 1	394,201	9.61	164,051	4.00	246,076	6.00
Total	441,913	10.78	328,102	8.00	410,127	10.00

(17) Fair Value of Measurement of Assets and Liabilities

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2009 and 2008, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured on a recurring basis:
Agency obligations	$225,851	$225,851	$—	$—
Mortgage-backed securities	1,084,680	—	1,084,680	—
State and municipal obligations	12,701	—	12,701	—
Corporate obligations	9,931	—	9,931	—

	$1,333,163	$225,851	$1,107,312	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$28,309	$—	$—	$28,309
Foreclosed assets	6,384	—	—	6,384
Goodwill	346,290	—	—	346,290

	$380,983	$—	$—	$380,983

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

		Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Measured on a recurring basis:
U.S. Treasury obligations	$1,013	$1,013	$—	$—
Agency obligations	94,474	94,474	—	—
Mortgage-backed securities	689,461	—	689,461	—
State and municipal obligations	18,107	—	18,107	—
Corporate obligations	3,345	—	3,345	—
Equity securities	13,929	13,929	—	—

	$820,329	109,416	710,913	—

Measured on a non-recurring basis:

Loans measured for impairment based on the fair value of the underlying collateral	$18,642	$—	$—	$18,642

The following valuation techniques are based upon the unpaid principal balance only and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the years ended December 31, 2009 and 2008.

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the years ended December 31, 2009 and 2008.

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

December 31, 2009, 2008 and 2007

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

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company recognized a goodwill impairment charge of $152.5 million during the year ended December 31, 2009.

There were no changes to the valuation techniques for fair value measurement during the years ended December 31, 2009 and 2008.

(18) Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value.

Investment Securities and Securities Available for Sale

The fair value of investment securities and securities available for sale is estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. The Company also holds debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices.

FHLB-NY stock

The carrying value of FHLB-NY stock is its cost. The fair value of FHLB-NY stock is based on redemption at par value.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

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

The estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008 are presented in the following table (in thousands):

	2009		2008
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$123,743	123,743	68,546	68,546
Securities available for sale	1,333,163	1,333,163	820,329	820,329
Investment securities held to maturity	335,074	344,385	347,484	351,623
FHLB-NY stock	34,276	34,276	42,833	42,833
Loans	4,323,450	4,424,286	4,479,036	4,620,925
Financial liabilities:
Deposits	4,899,177	4,913,650	4,226,336	4,233,141
Borrowed funds	999,233	1,020,245	1,247,681	1,271,763

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

(19) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2009 and 2008.

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$73,457	$72,312	$73,039	$73,751
Interest expense	29,526	29,147	27,729	25,140

Net interest income	43,931	43,165	45,310	48,611
Provision for loan losses	5,800	5,800	6,500	12,150

Net interest income after provision for loan losses	38,131	37,365	38,810	36,461
Non-interest income	6,966	8,865	8,588	7,033
Non-interest expense	185,797	38,152	35,972	37,115

(Loss) income before income tax expense	(140,700)	8,078	11,426	6,379
Income tax expense	2,919	1,733	2,750	(395)

Net (loss) income	$(143,619)	$6,345	$8,676	$6,774

Basic earnings per share	$(2.56)	$0.11	$0.15	$0.12
Diluted earnings per share	(2.56)	0.11	0.15	0.12

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$76,662	$75,331	$76,638	$75,689
Interest expense	37,473	32,762	31,287	30,729

Net interest income	39,189	42,569	45,351	44,960
Provision for loan losses	1,300	1,500	3,800	8,500

Net interest income after provision for loan losses	37,889	41,069	41,551	36,460
Non-interest income	8,785	6,667	7,775	6,984
Non-interest expense	31,952	33,292	31,958	33,399

Income before income tax expense	14,722	14,444	17,368	10,045
Income tax expense	4,029	4,091	4,205	2,612

Net income	$10,693	$10,353	$13,163	$7,433

Basic earnings per share	$0.19	$0.18	$0.23	$0.13
Diluted earnings per share	0.19	0.18	0.23	0.13

(20) (Loss) Earnings Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted (loss) earnings per share calculations.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Net (loss) income	$(121,824)	$41,642	$37,380

Basic weighted average common shares outstanding	56,275,694	56,031,273	59,067,438
Plus:
Dilutive shares	—	45	—

Diluted weighted average common shares outstanding	56,275,694	56,031,318	59,067,438

(Loss) earnings per share:
Basic	$(2.16)	$0.74	$0.63
Diluted	$(2.16)	$0.74	$0.63

Anti-dilutive stock options and awards totaling 4,267,905 shares at December 31, 2009, were excluded from the earnings per share calculations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

(21) Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$6,832	$5,244
Short-term investments	—	—

Total cash and cash equivalents	6,832	5,244

Securities available for sale, at fair value	—	13,928
Investment in subsidiaries	782,895	907,686
Due from subsidiary—SAP	21,785	22,696
ESOP loan	67,751	69,993
Other assets	5,292	294

Total assets	$884,555	$1,019,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$—	$1,251
Total stockholders’ equity	884,555	1,018,590

Total liabilities and stockholders’ equity	$884,555	$1,019,841

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Operations

(Dollars in Thousands)

	For the Year Ended December 31,
	2009	2008	2007
Dividends from subsidiary	$15,300	$11,200	$120,102
Interest income	2,800	2,884	2,962
Investment loss	(287)	(544)	(851)
Other income	27	702	11

Total income	17,840	14,242	122,224

Non-interest expense	807	1,184	793

Total expense	807	1,184	793

Income before income tax expense	17,033	13,058	121,431
Income tax expense	61	70	988

Income before undistributed net income of subsidiary	16,972	12,988	120,443
(Dividends in excess of earnings) equity in undistributed net income) of subsidiary	(138,796)	28,654	(83,063)

Net (loss) income	$(121,824)	$41,642	$37,380

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009, 2008 and 2007

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(121,824)	$41,642	$37,380
Adjustments to reconcile net income to net cash provided by operating activities
Dividends in excess of earnings (equity in undistributed net income) of subsidiary	138,796	(28,654)	83,063
ESOP allocation	1,494	2,162	2,495
SAP allocation	1,888	2,701	4,594
Stock option allocation	797	1,929	3,245
Loss (gain) on sales of securities available for sale	845	(844)	(65)
Securities impairment charge	1,264	978	1,003
Decrease in Due from Subsidiary—SAP	911	4,442	5,204
Increase in other assets	(11,093)	(7,765)	(9,833)
(Decrease) increase in other liabilities	(1,251)	178	324

Net cash provided by operating activities	11,827	16,769	127,410

Cash flows from investing activities:
Purchases of available for sale securities	—	(500)	(1,092)
Proceeds from sales of available for sale securities	12,507	7,803	2,129
Net decrease in ESOP loan	2,242	2,101	1,947
Cash consideration paid to acquire First Morris net of cash and cash equivalents received	—	—	(1,383)

Net cash provided by investing activities	14,749	9,404	1,601

Cash flows from financing activities:
Purchases of treasury stock	(119)	(1,447)	(116,820)
Cash dividends paid	(24,869)	(24,701)	(24,835)

Net cash used in financing activities	(24,988)	(26,148)	(141,655)

Net increase (decrease) in cash and cash equivalents	1,588	25	(12,644)
Cash and cash equivalents at beginning of period	5,244	5,219	17,863

Cash and cash equivalents at end of period	$6,832	$5,244	$5,219

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christopher Martin, the Company’s President and Chief Executive Officer, and Thomas M. Lyons, the Company’s Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This report appears on page 62.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “The Board of Directors”, “Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2010 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2010 and is incorporated herein by reference.

Provident has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees of Provident and The Provident Bank, including the principal executive officer, principal financial officer, principal accounting officer, and all persons performing similar functions. The Code of Business Conduct and Ethics is posted on the “Governance Documents” section of the “Investor Relations” page on The Provident Bank’s website at www.providentnj.com. Amendments to and waivers from the Code of Business Conduct and Ethics will also be disclosed on The Provident Bank’s website.

Item 11.	Executive Compensation

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2010 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2009 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	4,101,499	$17.81	2,846,655	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,101,499	$17.81	2,846,655

(1)	Consists of outstanding stock options to purchase 4,101,499 shares of common stock granted under the Company’s stock-based compensation plans.

(2)	The weighted average exercise price reflects the exercise price of $18.57 per share for 3,103,350 stock options granted in 2003; an exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004; an exercise price of $18.03 for 41,000 stock options granted in 2005; an exercise price of $18.55 for 91,850 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 233,473 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007; an exercise price of $12.54 for 164,110 stock options granted in 2008; and an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 207,716 stock options granted in 2009 under the Company’s stock-based compensation plans.
(3)	Consists of stock options to purchase up to 2,846,655 shares that remained available to grant under the Company’s stock-based compensation plans.

Upon stockholders’ approval of the 2008 Long-Term Equity Incentive Plan on April 23, 2008, shares available for stock awards and stock options under the 2003 Stock Award Plan and the 2003 Stock Option Plan were reserved for issuance under the new 2008 Long-Term Equity Incentive Plan. No additional grants of stock awards and stock options will be made under the 2003 Stock Award Plan and the 2003 Stock Option Plan. The Company has granted 1,836,843 shares of stock awards and up to 1,401,120 shares remained available to grant as stock awards at December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Corporate Governance Matters—“Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 22, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April  22, 2010 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc.[1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.[5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.[1]

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009.[9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.

10.3	Amended and Restated Employee Savings Incentive Plan, as amended.[2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan.[2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank.[7]

10.6	Amended and Restated Supplemental Executive Savings Plan.[7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank.[7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan.[7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan.[7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.[3]

10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan.[7]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.[4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.[4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.[6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009.[8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009.[9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009.[9]

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).

2	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
3	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
4	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
5	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
6	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
7	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
8	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (File No. 001-31566).
9	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (File No. 001-31566).

(b) The exhibits listed under (a)(3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 1, 2010	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2010	Date:	March 1, 2010

By:	/s/ PAUL M. PANTOZZI	By:	/s/ THOMAS W. BERRY
	Paul M. Pantozzi, Chairman of the Board		Thomas W. Berry, Director

Date:	March 1, 2010	Date:	March 1, 2010

By:	/s/ LAURA L. BROOKS	By:	/s/ JOHN G. COLLINS
	Laura L. Brooks, Director		John G. Collins, Director

Date:	March 1, 2010	Date:	March 1, 2010

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	March 1, 2010	Date:	March 1, 2010

By:	/s/ CARLOS HERNANDEZ	By:	/s/ WILLIAM T. JACKSON
	Carlos Hernandez, Director		William T. Jackson, Director

Date:	March 1, 2010	Date:	March 1, 2010

By:	/s/ KATHARINE LAUD	By:	/s/ ARTHUR MCCONNELL
	Katharine Laud, Director		Arthur McConnell, Director

Date:	March 1, 2010	Date:	March 1, 2010

By:	/s/ JOHN P. MULKERIN	By:	/s/ EDWARD O’DONNELL
	John P. Mulkerin, Director		Edward O’Donnell, Director

Date:	March 1, 2010	Date:	March 1, 2010

By:	/s/ JEFFRIES SHEIN
Jeffries Shein, Director

Date:	March 1, 2010

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc.[1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.[5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.[1]

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009.[9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.

10.3	Amended and Restated Employee Savings Incentive Plan, as amended.[2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan.[2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank.[7]

10.6	Amended and Restated Supplemental Executive Savings Plan.[7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank.[7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan.[7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan.[7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.[3]

10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan.[7]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.[4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.[4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.[6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009.[8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009.[9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009.[9]

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
2	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
3	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).

4	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
5	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
6	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
7	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
8	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (File No. 001-31566).
9	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (File No. 001-31566).