Form 10-Q
period 2010-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2010-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 1, 2010 there were 83,209,293 shares issued and 60,354,409 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 430,643 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

INDEX TO FORM 10-Q

Item Number	Page Number

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2010 (Unaudited) and December 31, 2009

(Dollars in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS

Cash and due from banks	$225,832	$120,823
Short-term investments	2,251	2,920

Total cash and cash equivalents	228,083	123,743

Investment securities held to maturity (market value of $343,802 (unaudited) and $344,385 at March 31, 2010 and December 31, 2009, respectively)	334,564	335,074
Securities available for sale, at fair value	1,260,147	1,333,163
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	33,356	34,276

Loans	4,326,813	4,384,194
Less allowance for loan losses	58,969	60,744

Net loans	4,267,844	4,323,450

Foreclosed assets, net	5,043	6,384
Banking premises and equipment, net	75,292	76,280
Accrued interest receivable	24,775	25,797
Intangible assets	356,971	358,058
Bank-owned life insurance (“BOLI”)	133,744	132,346
Other assets	76,720	87,601

Total assets	$6,796,539	$6,836,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,563,944	$2,522,732
Savings deposits	889,188	868,835
Certificates of deposit of $100,000 or more	441,270	469,313
Other time deposits	990,313	1,038,297

Total deposits	4,884,715	4,899,177

Mortgage escrow deposits	20,097	18,713
Borrowed funds	966,064	999,233
Other liabilities	31,452	34,494

Total liabilities	5,902,328	5,951,617

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,919,246 shares outstanding at March 31, 2010 and 59,821,850 outstanding at December 31, 2009	832	832
Additional paid-in capital	1,015,396	1,014,856
Retained earnings	312,300	307,751
Accumulated other comprehensive income	11,782	7,731
Treasury stock, at cost	(385,149)	(384,973)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(60,950)	(61,642)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,551)	(7,575)
Deferred compensation – DDFP	7,551	7,575

Total stockholders’ equity	894,211	884,555

Total liabilities and stockholders’ equity	$6,796,539	$6,836,172

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three months ended March 31, 2010 and 2009 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Interest income:
Real estate secured loans	$39,714	$40,605
Commercial loans	10,337	10,498
Consumer loans	7,276	8,174
Investment securities	3,249	3,449
Securities available for sale and FHLB stock	11,761	10,711
Deposits, Federal funds sold and other short-term investments	70	20

Total interest income	72,407	73,457

Interest expense:
Deposits	13,506	19,570
Borrowed funds	8,133	9,956

Total interest expense	21,639	29,526

Net interest income	50,768	43,931

Provision for loan losses	9,000	5,800

Net interest income after provision for loan losses	41,768	38,131

Non-interest income:
Fees	5,702	5,229
BOLI	1,398	1,169
Net gain on securities transactions	817	187

Other income	92	381

Total non-interest income	8,009	6,966

Non-interest expense:
Goodwill impairment	—	152,502
Compensation and employee benefits	17,539	17,477
Net occupancy expense	5,140	5,392
Data processing expense	2,284	2,356
FDIC insurance	2,099	426
Amortization of intangibles	1,103	1,594
Advertising and promotion expense	670	674
Other operating expenses	5,927	5,376

Total non-interest expense	34,762	185,797

Income (loss) before income tax expense	15,015	(140,700)

Income tax expense	3,828	2,919

Net income (loss)	$11,187	$(143,619)

Basic earnings (loss) per share	$0.20	$(2.56)
Average basic shares outstanding	56,457,544	56,169,573

Diluted earnings (loss) per share	$0.20	$(2.56)
Average diluted shares outstanding	56,457,544	56,169,573

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

(Dollars in thousands)

				ACCUMULATED			COMMON
		ADDITIONAL		OTHER		UNALLOCATED	STOCK	DEFERRED	TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	ESOP	ACQUIRED	COMPENSATION	STOCKHOLDERS’
	STOCK	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	SHARES	BY DDFP	DDFP	EQUITY
Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive (loss) income:
Net loss	—	—	(143,619)	—	—	—	—	—	(143,619)
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $2,145)	—	—	—	2,598	—	—	—	—	2,598
Reclassification adjustment for gains included in net income (net of tax of $76)	—	—	—	(111)	—	—	—	—	(111)
Amortization related to post- retirement obligations (net of tax of $134)	—	—	—	195	—	—	—	—	195

Total comprehensive loss									$(140,937)

Cash dividends declared	—	—	(6,647)	—	—	—	—	—	(6,647)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(60)	—	—	—	(60)
Allocation of ESOP shares	—	(238)	—	—	—	688	—	—	450
Allocation of SAP shares	—	430	—	—	—	—	—	—	430
Allocation of stock options	—	191	—	—	—	—	—	—	191

Balance at March 31, 2009	$832	$1,013,676	$304,178	$2,197	$(384,914)	$(63,952)	$(7,644)	$7,644	$872,017

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010 and 2009 (Unaudited) (Continued)

(Dollars in thousands)

				ACCUMULATED			COMMON
		ADDITIONAL		OTHER		UNALLOCATED	STOCK	DEFERRED	TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	ESOP	ACQUIRED	COMPENSATION	STOCKHOLDERS’
	STOCK	CAPITAL	EARNINGS	(LOSS) INCOME	STOCK	SHARES	BY DDFP	DDFP	EQUITY

Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Comprehensive income (loss):
Net income	—	—	11,187	—	—	—	—	—	11,187
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $3,295)	—	—	—	4,770	—	—	—	—	4,770
Reclassification adjustment for gains included in net income (net of tax of $334)	—	—	—	(483)	—	—	—	—	(483)
Amortization related to post- retirement obligations (net of tax of $163)	—	—	—	(236)	—	—	—	—	(236)

Total comprehensive income									$15,238

Cash dividends declared	—	—	(6,638)	—	—	—	—	—	(6,638)
Distributions from DDFP	—	(2)	—	—	—	—	24	(24)	(2)
Purchases of treasury stock	—	—	—	—	(176)	—	—	—	(176)
Allocation of ESOP shares	—	(239)	—	—	—	692	—	—	453
Allocation of SAP shares	—	576	—	—	—	—	—	—	576
Allocation of stock options	—	205	—	—	—	—	—	—	205

Balance at March 31, 2010	$832	$1,015,396	$312,300	$11,782	$(385,149)	$(60,950)	$(7,551)	$7,551	$894,211

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$11,187	$(143,619)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	152,502
Depreciation and amortization of intangibles	2,859	3,417
Provision for loan losses	9,000	5,800
Deferred tax expense	683	297
Increase in cash surrender value of BOLI	(1,398)	(1,169)
Net amortization of premiums and discounts on securities	1,904	130
Accretion of net deferred loan fees	(593)	(592)
Amortization of premiums on purchased loans, net	521	781
Net increase in loans originated for sale	(1,623)	(26,359)
Proceeds from sales of loans originated for sale	1,650	26,562
Proceeds from sales of foreclosed assets, net	1,313	910
Allocation of ESOP shares	453	450
Allocation of SAP shares	576	430
Allocation of stock options	205	191
Net gain on sale of loans	(27)	(203)
Net gain on sale of securities available for sale	(817)	(187)
Net loss (gain) on sale of premises and equipment	3	(16)
Net gain on sale of foreclosed assets	(5)	(35)
Decrease in accrued interest receivable	1,022	295
(Increase) decrease in other assets	(2,283)	2,699
(Decrease) increase in other liabilities	(3,042)	1,968

Net cash provided by operating activities	21,588	24,252

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	9,686	12,831
Purchases of investment securities held to maturity	(9,286)	(1,100)
Proceeds from sales of securities available for sale	18,927	12,531
Proceeds from maturities and paydowns of securities available for sale	91,049	43,197
Purchases of securities available for sale	(30,687)	(31,256)
Purchases of loans	(23,292)	(12,855)
Net decrease in loans	80,187	77,046
Proceeds from sales of premises and equipment	768	148
Purchases of premises and equipment, net	(1,539)	(2,098)

Net cash provided by investing activities	135,813	98,444

Cash flows from financing activities:
Net (decrease) increase in deposits	(14,462)	290,540
Increase (decrease) in mortgage escrow deposits	1,384	(5,835)
Purchase of treasury stock	(176)	(60)
Cash dividends paid to stockholders	(6,638)	(6,647)
Proceeds from long-term borrowings	25,000	55,000
Payments on long-term borrowings	(70,702)	(49,494)
Net increase (decrease) in short-term borrowings	12,533	(170,424)

Net cash (used in) provided by financing activities	(53,061)	113,080

Net increase in cash and cash equivalents	104,340	235,776
Cash and cash equivalents at beginning of period	123,743	68,546

Cash and cash equivalents at end of period	$228,083	$304,322

Cash paid during the period for:
Interest on deposits and borrowings	$22,154	$29,624

Income taxes	$—	$—

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$557	$2,147

Loan securitizations	$—	$84,855

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A. Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly-owned subsidiary, The Provident Bank (the “Bank,” together with Provident Financial Services, Inc., the “Company”).

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

FDIC insurance expense was reclassified from other operating expenses for 2009, to conform to current year presentation.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2009 Annual Report to Stockholders on Form 10-K.

B. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended March 31,
	2010			2009
		Weighted Average	Per		Weighted Average	Per
	Net	Common Shares	Share	Net	Common Shares	Share
	Income	Outstanding	Amount	(Loss)	Outstanding	Amount

Net income (loss)	$11,187			$(143,619)

Basic earnings per share:
Income (loss) available to common stockholders	$11,187	56,457,544	$0.20	$(143,619)	56,169,573	$(2.56)

Diluted earnings per share:
Income (loss) available to common stockholders	$11,187	56,457,544	$0.20	$(143,619)	56,169,573	$(2.56)

Anti-dilutive stock options and awards totaling 4,345,703 shares at March 31, 2010, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Mortgage loans:
Residential	$1,466,353	$1,491,358
Commercial	1,096,784	1,089,937
Multi-family	265,689	227,663
Construction	180,280	195,889

Total mortgage loans	3,009,106	3,004,847

Commercial loans	733,439	785,818
Consumer loans	577,232	586,459

Total other loans	1,310,671	1,372,277

Premiums on purchased loans	7,677	8,012
Unearned discounts	(226)	(266)
Net deferred (fees) costs	(415)	(676)

	$4,326,813	$4,384,194

The activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 is summarized as follows (in thousands):

	Three months ended March 31,
	2010	2009

Balance at beginning of period	$60,744	$47,712
Provision charged to operations	9,000	5,800
Recoveries of loans previously charged off	233	480
Loans charged off	(11,008)	(1,642)

Balance at end of period	$58,969	$52,350

At March 31, 2010, the Company identified $35.5 million of loans as impaired, compared with $41.1 million of impaired loans at December 31, 2009. The Company maintained an allowance for loan losses totaling $5.9 million related to $16.1 million of impaired loans at March 31, 2010. In addition, at March 31, 2010, the Company identified three collateral dependent loan relationships with loans outstanding totaling $19.4 million for which no allowance for loan losses was required based on adequate collateral coverage in accordance with GAAP. The Company maintained an allowance for loan losses on impaired loans of $12.5 million at December 31, 2009. At March 31, 2010, $33.1 million of impaired loans were deemed collateral dependent and the related allowance for loan losses was determined based on estimates of the fair value of the collateral, giving consideration to recent appraised values and valuation estimates. Impaired loans also included $560,000 in commercial loans for which terms were modified under troubled debt restructurings that were accruing interest at March 31, 2010. Specific reserves of $39,000 are maintained in relation to these loans based on an evaluation of the net present value of projected future cash flows.

Note 3. Deposits

Deposits at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
Savings	$889,188	$868,835
Money market	1,178,217	1,185,571
NOW	862,835	822,609
Non-interest bearing	522,892	514,552
Certificates of deposit	1,431,583	1,507,610

	$4,884,715	$4,899,177

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

Net periodic benefit costs for the three months ended March 31, 2010 and 2009 include the following components (in thousands):

	Pension		Other post- retirement
	Three months ended March 31,
	2010	2009	2010	2009
Service cost	$—	—	$40	48
Interest cost	284	272	240	262
Expected return on plan assets	(432)	(262)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Amortization of the net loss (gain)	119	179	(181)	(149)

Net periodic benefit (increase) cost	$(29)	189	$98	160

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it does not expect to contribute to the Plan in 2010. As of March 31, 2010, no contributions to the Plan have been made.

The net periodic benefit (increase) costs for pension benefits and other post-retirement benefits for the three months ended March 31, 2010 were calculated using the estimated results of the January 1, 2010 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require more robust disclosures about: the different classes of assets and liabilities measured at fair value; the valuation techniques and inputs used; the activity in Level 3 fair value measurements; and the transfers between Levels 1, 2, and 3. The disclosure requirements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. All other requirements of this guidance are effective in interim and annual periods beginning after December 31, 2009. The adoption of the required components of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Measured on a recurring basis:
Securities available for sale	$1,260,147	$202,797	$1,057,350	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$8,764	—	—	$8,764
Foreclosed assets	5,043	—	—	5,043

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$1,333,163	$225,851	$1,107,312	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$28,309	—	—	$28,309
Foreclosed assets	6,384	—	—	6,384
Goodwill	346,290	—	—	346,290

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three months ended March 31, 2010, and year ended December 31, 2009.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three months ended March 31, 2010, and year ended December 31, 2009.

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

There were no changes to the valuation techniques for fair value measurement during the three months ended March 31, 2010 and the twelve months ended December 31, 2009.

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories.

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

The estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are presented in the following table (in thousands):

	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$228,083	228,083	123,743	123,743
Securities available for sale	1,260,147	1,260,147	1,333,163	1,333,163
Investment securities held to maturity	334,564	343,802	335,074	344,385
FHLB-NY stock	33,356	33,356	34,276	34,276
Loans, net	4,267,844	4,374,901	4,323,450	4,424,286

Financial liabilities:
Deposits	4,884,715	4,897,228	4,899,177	4,913,650
Borrowed funds	966,064	982,268	999,233	1,020,245

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

Significant assets and liabilities that are not considered financial assets or liabilities include goodwill and other intangibles, deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 8. Investment Securities

At March 31, 2010, the Company had $1.26 billion and $334.6 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the current economic downturn and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of March 31, 2010 totaled 68, compared with 85 at December 31, 2009. This included 14 private label mortgage-backed securities at March 31, 2010, with an amortized cost of $73.3 million and unrealized losses totaling $7.1 million. Of these private label mortgage-backed securities, 10 securities were investment grade and 4 securities were below investment grade at March 31, 2010. Of the investment grade securities, 8 were rated AAA. At March 31, 2010, the non-investment grade securities were analyzed for impairment and were not considered to be other-than-temporarily impaired.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,250	1	(4)	2,247
Mortgage-backed securities	58,654	2,038	(95)	60,597
State and municipal obligations	264,275	7,428	(359)	271,344
Corporate obligations	9,385	229	—	9,614

	$334,564	9,696	(458)	343,802

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$1,000	—	(8)	992
Mortgage-backed securities	64,197	1,801	(445)	65,553
State and municipal obligations	260,455	8,037	(206)	268,286
Corporate obligations	9,422	146	(14)	9,554

	$335,074	9,984	(673)	344,385

The Bank generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period.

The amortized cost and fair value of investment securities at March 31, 2010 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2010
	Amortized cost	Fair value
Due in one year or less	$13,325	13,426
Due after one year through five years	94,088	97,783
Due after five years through ten years	102,820	105,972
Due after ten years	65,677	66,024
Mortgage-backed securities	58,654	60,597

	$334,564	343,802

The following table represents the Company’s disclosure on investment securities with temporary impairment at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,746	(4)	—	—	1,746	(4)
Mortgage-backed securities	—	—	3,402	(95)	3,402	(95)
State and municipal obligations	28,889	(359)	—	—	28,889	(359)

	$30,635	(363)	3,402	(95)	34,037	(458)

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$992	(8)	—	—	992	(8)
Mortgage-backed securities	—	—	9,082	(445)	9,082	(445)
State and municipal obligations	18,138	(206)	—	—	18,138	(206)
Corporate obligations	2,246	(14)	—	—	2,246	(14)

	$21,376	(228)	9,082	(445)	30,458	(673)

Based on its detailed review of the securities portfolio, the Company believes that as of March 31, 2010, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risk and whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$201,309	1,489	—	202,798
Mortgage-backed securities	1,019,426	24,443	(8,650)	1,035,219
State and municipal obligations	11,623	529	(44)	12,108
Corporate obligations	9,561	469	(8)	10,022
	$1,241,919	26,930	(8,702)	1,260,147

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$223,951	1,901	—	225,851
Mortgage-backed securities	1,076,467	19,911	(11,698)	1,084,680
State and municipal obligations	12,199	575	(73)	12,701
Corporate obligations	9,567	437	(74)	9,931

	$1,322,184	22,824	(11,845)	1,333,163

The amortized cost and fair value of securities available for sale at March 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2010
	Amortized cost	Fair value
Due in one year or less	$168,157	169,019
Due after one year through five years	48,721	50,097
Due after five years through ten years	5,615	5,812
Mortgage-backed securities	1,019,426	1,035,219

	$1,241,919	1,260,147

Proceeds from the sale of securities available for sale for the three months ended March 31, 2010 were $18,927,000, resulting in gross gains of $817,000 with no gross losses. Proceeds from the sale of securities available for sale for the three months ended March 31, 2009 were $12,531,000, resulting in gross gains of $187,000 with no gross losses.

The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$99,884	(1,780)	50,677	(6,870)	150,561	(8,650)
State and municipal obligations	749	(5)	1,073	(39)	1,822	(44)
Corporate obligations	—	—	488	(8)	488	(8)

	$100,633	(1,785)	52,238	(6,917)	152,871	(8,702)

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$272,909	(2,939)	55,226	(8,759)	328,135	(11,698)
State and municipal obligations	737	(17)	1,056	(56)	1,793	(73)
Corporate obligations	—	—	922	(74)	922	(74)

	$273,646	(2,956)	57,204	(8,889)	330,850	(11,845)

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, the ongoing turmoil in the credit markets has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2010, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The Company estimates loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2010. Based on the results of this analysis, it was determined that there was no other-than-temporary impairment at March 31, 2010. Cumulative other-than-temporary impairment previously recognized and included as a component of accumulated other comprehensive income at March 31, 2010 totaled $9.0 million.

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

The Company’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans for which the collectibility of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analysis that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company engages an independent third party to perform an annual goodwill impairment analysis as of September 30, or more frequently if necessary, to test the aggregate balance of goodwill for impairment. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors.

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

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company determined that the carrying amount of the goodwill exceeded its implied fair value and an impairment charge in the amount of $152.5 million was recognized as of March 31, 2009. The annual goodwill impairment test as of September 30, 2009 was completed in the fourth quarter of 2009, with no further impairment indicated based on the step one analysis. The step one analysis at September 30, 2009 indicated that the fair value of the reporting unit exceeded the carrying value of the reporting unit by 3.6%. At September 30, 2009, the carrying value of goodwill was $346.3 million. Management has evaluated potential goodwill impairment triggering events and determined that interim analyses subsequent to the September 30, 2009 annual impairment analysis have not been required.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period operations. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The ongoing turmoil in the credit markets has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. No securities impairment loss was required to be recognized for the three months ended March 31, 2010 or 2009.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009

Total assets at March 31, 2010 decreased $39.6 million, or 0.6%, to $6.80 billion, compared to $6.84 billion at December 31, 2009, primarily as a result of decreases in securities available for sale, loans, and other assets, partially offset by an increase in cash and cash equivalents. Cash and cash equivalents increased $104.3 million to $228.1 million at March 31, 2010, from $123.7 million at December 31, 2009. These cash balances will be deployed to fund loan originations, investment purchases and the repayment of maturing borrowings.

Securities available for sale, at fair value, decreased $73.0 million, or 5.5%, to $1.26 billion at March 31, 2009, compared to $1.33 billion at December 31, 2009. The decrease in securities available for sale was primarily due to principal repayments on mortgage-backed securities, maturities and sales. The Company sold $18.1 million of Agency-guaranteed mortgage-backed securities as part of its interest rate risk management process during the first quarter of 2010, resulting in net gains of $817,000. The weighted average life of the Company’s securities available for sale was 3.2 years at March 31, 2010.

Total net loans at March 31, 2010, decreased $55.6 million, or 1.3%, to $4.27 billion, from $4.32 billion at December 31, 2009. Loan originations totaled $249.5 million and loan purchases totaled $23.3 million for the three months ended March 31, 2010. The loan portfolio had net increases of $44.9 million in commercial and multi-family mortgage loans, which were more than offset by decreases of $52.4 million in commercial loans, $25.0 million in residential mortgage loans, $15.6 million in construction loans, and $9.2 million in consumer loans. The decrease in commercial loans includes the repayment of a low-yielding $25.0 million LIBOR-based line of credit and reductions in Shared National Credits (“SNC”), consistent with the Company’s strategy to decrease SNC balances. The decreases in residential mortgage and consumer loans reflect a lack of qualified loan demand, and the decrease in construction loans is representative of the slow real estate market. Commercial real estate, construction and commercial loans represented 52.7% of the loan portfolio at

March 31, 2010, compared to 52.5% at December 31, 2009. The Company intends to continue to focus on the origination of commercial loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.04 billion and accounted for 47.3% of the loan portfolio at March 31, 2010, compared to $2.08 billion, or 47.5% of the portfolio at December 31, 2009.

The Company does not originate or purchase sub-prime or option ARM loans. On a limited basis, the Company has originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at March 31, 2010 was $16.7 million. Of this total, 8 loans totaling $3.0 million were 90 days or more delinquent. General valuation reserves of 10%, or $296,000, were allocated to these loans at March 31, 2010.

The Company participates in loans originated by other banks, including participations designated as SNCs. The Company’s gross commitments and outstanding balances as a participant in SNCs were $132.6 million and $90.2 million, respectively, at March 31, 2010. The Company’s participations in SNCs included three loans classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $28.9 million and outstanding balances of $28.6 million, respectively, at March 31, 2010. These adversely classified SNCs are all commercial construction loans relating to projects located in New York City. All of the Company’s SNC participations were current as to the payment of principal and interest as of March 31, 2010.

The Company had outstanding junior lien mortgages totaling $308.5 million at March 31, 2010. Of this total, 40 loans totaling $2.9 million were 90 days or more delinquent. General valuation reserves of 10%, or $290,000, were allocated to these loans at March 31, 2010.

The Company had outstanding indirect marine loans totaling $82.3 million at March 31, 2010. Of this total, 17 loans totaling $2.2 million were 90 days or more delinquent. General valuation reserves of 20%, or $433,000, were allocated to these loans at March 31, 2010. The Bank curtailed its marine lending in 2008 and 2009, and marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Mortgage loans:
Residential	$32,710	$28,622
Commercial	18,384	23,356
Construction	13,035	13,186

Total mortgage loans	64,129	65,164

Commercial loans	12,151	12,548
Consumer loans	6,275	6,765

Total non-performing loans	82,555	84,477

Foreclosed assets	5,043	6,384

Total non-performing assets	$87,598	$90,861

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Mortgage loans:
Residential	$4,409	$6,093
Commercial	2,000	778
Multi-family	—	1,051
Construction	—	—

Total mortgage loans	6,409	7,922

Commercial loans	5,358	3,934
Consumer loans	2,817	2,766

Total 60-89 day delinquent loans	$14,584	$14,622

At March 31, 2010, the allowance for loan losses totaled $59.0 million, or 1.36% of total loans, compared with $60.7 million, or 1.39% of total loans at December 31, 2009. Total non-performing loans were $82.6 million, or 1.91% of total loans at March 31, 2010, compared to $84.5 million, or 1.93% of total loans at December 31, 2009.

The decrease in non-performing loans was largely attributable to a $5.2 million charge-off against a collateral-dependent impaired commercial mortgage loan that was fully covered by a specific valuation allowance at December 31, 2009. Non-performing consumer loans decreased $489,000 versus the trailing quarter, on net charge-offs of $624,000. Non-performing commercial loans decreased $397,000 as a result of charge-offs of $4.6 million, including $4.3 million charged against two loans which were identified as impaired and which carried aggregate specific reserve allocations of $2.3 million at December 31, 2009. Reductions in non-performing commercial loans were largely offset by the addition of a $2.9 million relationship secured by first mortgages on two commercial properties with an estimated loan-to-value ratio of 79%, and a $1.2 million unsecured loan with personal guarantees. Non-performing construction loans decreased $151,000 as a result of paydowns from a SNC which is current, but classified as non-performing consistent with regulatory guidance. Partially offsetting these decreases, non-performing residential mortgage loans increased $4.1 million during the quarter as borrowers continued to be adversely affected by an extended period of high levels of unemployment.

At March 31, 2010, the Company held $5.0 million of foreclosed assets, compared with $6.4 million at December 31, 2009. Foreclosed assets at March 31, 2010 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $2.3 million of commercial properties, $1.5 million of residential properties, and $1.2 million of marine vessels at March 31, 2010.

Non-performing assets totaled $87.6 million, or 1.29% of total assets at March 31, 2010, compared to $90.9 million, or 1.33% of total assets at December 31, 2009.

Other assets decreased $10.9 million, or 12.4%, to $76.7 million at March 31, 2010, from $87.6 million at December 31, 2009, primarily due to the settlement of equity fund redemptions that were pending as of December 31, 2009, and amortization of prepaid FDIC insurance.

Total deposits decreased $14.5 million, or 0.3%, to $4.88 billion at March 31, 2010, from $4.90 billion at December 31, 2009, with a $61.6 million increase in core deposits more than offset by a $76.0 million decrease in time deposits. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain higher-cost, single-service time deposits. Core deposits, consisting of all demand and savings deposits, represented 70.7% of total deposits at March 31, 2010, compared to 69.2% of total deposits at December 31, 2009. Within core deposits, NOW checking account balances increased $40.2 million, to $862.8 million at March 31, 2010, savings account balances increased $20.4 million, to $889.2 million at March 31, 2010 and non-interest bearing demand deposit accounts increased $8.3 million, to $522.9 million at March 31, 2010. These increases were primarily due to increases in municipal checking, Smart checking and Platinum relationship checking account balances. Time deposit decreases were primarily in the 15-month and shorter maturity categories.

Total stockholders’ equity increased $9.7 million, or 1.1%, to $894.2 million at March 31, 2010. This increase was due to net income of $11.2 million, a net increase of $4.1 million in other comprehensive income and a net increase due to the allocation of shares to stock-based compensation plans of $1.2 million, partially offset by $6.6 million in cash dividends, and common stock purchases of $176,000. At March 31, 2010, book value per share and tangible book value per share were $14.92 and $8.97, respectively, compared with $14.79 and $8.80, respectively, at December 31, 2009. Common stock repurchases during the quarter ended March 31, 2010, totaled 16,000 shares at an average cost of $10.75 per share. At March 31, 2010, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit, each with the FHLB-NY. As of March 31, 2010, the Company did not have any outstanding borrowings against these lines of credit.

Cash needs for the three months ended March 31, 2010, were provided for primarily from income and principal payments on loans, investments and mortgage-backed securities, and sales of mortgage-backed securities. The cash was used primarily to fund interest and operating expenses, current loan originations, repayment of borrowings, securities purchases and deposit outflows.

As of March 31, 2010, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	At March 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$257,529	4.00%	$431,904	6.71%
Tier 1 risk-based capital	168,468	4.00	431,904	10.25
Total risk-based capital	336,937	8.00	484,628	11.51

Company:
Regulatory Tier 1 leverage capital	$257,574	4.00%	$527,299	8.19%
Tier 1 risk-based capital	168,494	4.00	527,299	12.52
Total risk-based capital	336,988	8.00	580,031	13.77

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

General. The Company reported net income of $11.2 million for the three months ended March 31, 2010, compared to a net loss of $143.6 million for the same period in 2009. Basic and diluted earnings per share were $0.20 for the quarter ended March 31, 2010, compared with basic and diluted loss per share of $2.56 for the same quarter in 2009. The Company recorded a $152.5 million, or $2.72 per share goodwill impairment charge during the quarter ended March 31, 2009. First quarter 2010 results benefitted from a steeper yield curve and lower funding costs, with net interest income increasing $6.8 million compared with the same period in 2009. This improvement was partially offset by a $3.2 million increase in the provision for loan losses for the three months ended March 31, 2010, compared with the same period in 2009, due to the following: a year-over-year increase in non-performing loans; downgrades in credit risk ratings; an increase in commercial loans as a percentage of the total loan portfolio; and the impact of current macroeconomic conditions.

Net Interest Income. Total net interest income increased $6.8 million, or 15.6%, to $50.8 million for the quarter ended March 31, 2010, compared to $43.9 million for the quarter ended March 31, 2009. Interest income for the first quarter of 2010 decreased $1.1 million, or 1.4%, to $72.4 million, compared to $73.5 million for the same period in 2009. Interest expense decreased $7.9 million, or 26.7%, to $21.6 million for the quarter ended March 31, 2010, compared to $29.5 million for the quarter ended March 31, 2009.

The Company’s net interest margin increased 25 basis points to 3.35% for the quarter ended March 31, 2010, compared to 3.10% for the quarter ended March 31, 2009. The net interest margin for the quarter ended March 31, 2010, increased 19 basis points from the trailing quarter net interest margin of 3.16%. The net interest spread was 3.16% for the quarter ended March 31, 2010, compared with 2.96% for the trailing quarter and 2.82% for the same period in 2009. The increase in the net interest margin for the three months ended March 31, 2010, versus the same quarter in 2009, was primarily attributable to an increase in average earning assets funded by strong average core deposit growth, augmented by a steeper yield curve and reductions in market rates on interest-bearing liabilities. The increase in the net interest margin for the three months ended March 31, 2010, versus the trailing quarter, was primarily attributable to reductions in market rates on interest-bearing liabilities.

The average yield on interest-earning assets decreased 41 basis points to 4.80% for the quarter ended March 31, 2010, compared to 5.21% for the comparable quarter in 2009. Compared to the trailing quarter, the yield on interest-earning assets increased 1 basis point from 4.79%.

The average cost of interest-bearing liabilities decreased 75 basis points to 1.64% for the quarter ended March 31, 2010, compared to 2.39% for the quarter ended March 31, 2009. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 19 basis points from 1.83%.

The average balance of net loans decreased $76.4 million, or 1.8%, to $4.29 billion for the quarter ended March 31, 2010, compared to $4.36 billion for the same period in 2009. Income on all loans secured by real estate decreased $891,000, or 2.2%, to $39.7 million for the three months ended March 31, 2010, compared to $40.6 million for the three months ended March 31, 2009. Interest income on commercial loans decreased $161,000, or 1.5%, to $10.3 million for the quarter ended March 31, 2010, compared to $10.5 million for the quarter ended March 31, 2009. Consumer loan interest income decreased $898,000, or 11.0%, to $7.3 million for the quarter ended March 31, 2010, compared to $8.2 million for the quarter ended March 31, 2009. The average loan yield for the three months ended March 31, 2010, was 5.40%, compared with 5.48% for the same period in 2009, reflecting decreases in short-term interest rates and the composition of the loan portfolio, which is 42% floating or adjustable rate.

Interest income on investment securities held to maturity decreased $200,000, or 5.8%, to $3.2 million for the quarter ended March 31, 2010, compared to $3.4 million for the quarter ended March 31, 2009. Average investment securities held to maturity totaled $333.9 million for the quarter ended March 31, 2010, compared with $343.4 million for the same period last year, and the average yield earned on investment securities held to maturity decreased to 3.89% for the quarter ended March 31, 2010, compared with 4.02% for the same period in 2009.

Interest income on securities available for sale and dividends on FHLB stock increased $1.1 million, or 9.8%, to $11.8 million for the quarter ended March 31, 2010, compared to $10.7 million for the quarter ended March 31, 2009. Average securities available for sale increased to $1.31 billion for the three months ended March 31, 2010, compared with $893.3 million for the same period in 2009. The increase in interest income from securities available for sale attributable to the increase in the average balance was partially offset by a reduction in the average yield earned. The average yield on securities available for sale was 3.44% for the three months ended March 31, 2010, compared with 4.65% for the same period in 2009. The decrease in the yield on securities available for sale for the three months ended March 31, 2010, compared with the same period in 2009, was attributable to the investment of deposit inflows and the reinvestment of cash flows from sales, maturities and paydowns at lower market rates than those earned in the first quarter of 2009.

The average balance of interest-bearing core deposit accounts increased $646.1 million, or 28.6%, to $2.90 billion for the quarter ended March 31, 2010, compared to $2.26 billion for the quarter ended March 31, 2009. Average time deposit account balances decreased $132.3 million, or 8.3%, to $1.46 billion for the quarter ended March 31, 2010, compared to $1.60 billion for the same period in 2009. Interest paid on deposit accounts decreased $6.1 million, or 31.0%, to $13.5 million for the quarter ended March 31, 2010, compared to $19.6 million for the quarter ended March 31, 2009. The average cost of interest-bearing deposits was 1.26% for the three months ended March 31, 2010, compared with 2.06% for the three months ended March 31, 2009, reflecting market interest rate reductions and a shift in deposit composition to lower-costing core deposit accounts. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain higher-cost, single-service time deposits.

Average borrowings decreased $181.1 million, or 15.6%, to $982.0 million for the quarter ended March 31, 2010, compared to $1.16 billion for the quarter ended March 31, 2009, as wholesale funding was replaced with lower-cost core deposits. Interest paid on borrowed funds decreased $1.8 million, or 18.3%, to $8.1 million for the quarter ended March 31, 2010, from $10.0 million for the quarter ended March 31, 2009. The average cost of borrowings decreased to 3.36% for the three months ended March 31, 2010, compared with 3.47% for the three months ended March 31, 2009.

Provision for Loan Losses. Provisions for loan losses are charged to operations to maintain the allowance for loan losses at a level management considers appropriate and adequate to absorb probable credit losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or subsequent events change. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial mortgage loans, commercial loans and construction loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and the provision for loan losses. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary.

The provision for loan losses was $9.0 million for the three months ended March 31, 2010, compared with a provision for loan losses of $5.8 million for the three months ended March 31, 2009. The increase in the provision for loan losses for the three months ended March 31, 2010, compared with the same period in 2009, was primarily attributable to an increase in non-performing loans, downgrades in risk ratings, year-over-year growth in the commercial loan portfolio, consisting of commercial, commercial mortgage, multi-family mortgage and construction loans, and an increase in commercial loans as a percentage of the loan portfolio to 52.7% at March 31, 2010, from 48.1% at March 31, 2009. For the three-month period ended March 31 2010, the Company had net charge-offs of $10.8 million, compared with net charge-offs of $1.2 million for the same period in 2009. The allowance for loan losses was $59.0 million, or 1.36% of total loans at March 31, 2010, compared to $60.7 million, or 1.39% of total loans at December 31, 2009, and $52.4 million, or 1.20% of total loans at March 31, 2009.

Non-Interest Income. Non-interest income totaled $8.0 million for the quarter ended March 31, 2010, an increase of $1.0 million, or 15.0%, compared to the same period in 2009. Net gains on securities transactions increased $630,000 to $817,000 for the three months ended March 31, 2010, from $187,000 for the same period in 2009. Fee income increased $473,000 to $5.7 million for the three months ended March 31, 2010, from $5.2 million for the three months ended March 31, 2009, due primarily to increases in fees and commissions from the sale of non-deposit investment products and loan fees. Income from the appreciation of the cash surrender value of Bank-owned life insurance increased $229,000 to $1.4 million for the quarter ended March 31, 2010, compared with $1.2 million for the same period in 2009. Partially offsetting these increases, other income decreased $289,000 to $92,000 for the three months ended March 31, 2010, from $381,000 for the three months ended March 31, 2009, primarily due to a decrease in gains on loan sales resulting from reduced fixed-rate residential mortgage loan originations, which are typically sold at origination.

Non-Interest Expense. Non-interest expense increased $1.5 million, or 4.4%, to $34.8 million, compared to $33.3 million (excluding the $152.5 million goodwill impairment charge) for the three months ended March 31, 2009. FDIC insurance expense increased $1.7 million, to $2.1 million for the three months ended March 31, 2010, from $426,000 for the same period in 2009, as a result of an increase in the assessment rate impacting the entire banking industry and deposit growth. In addition, other operating expenses increased $551,000, to $5.9 million for the quarter ended March 31, 2010, from $5.4 million for the same period in 2009, due primarily to a $423,000 increase in expenses related to foreclosed assets. Such expenses totaled $623,000 for the three months ended March 31, 2010, compared with $200,000 for the same period in 2009. Partially offsetting these increases in non-interest expense, the amortization of intangibles decreased $491,000 for the three months ended March 31, 2010, compared with the same period in 2009, due mainly to scheduled reductions in core deposit intangibles amortization. In addition, net occupancy expense decreased $252,000 for the three months ended March 31, 2010, compared with the same period in 2009.

Income Tax Expense. For the three months ended March 31, 2010, the Company’s income tax expense was $3.8 million. This compared with $2.9 million for the same period in 2009. The increase in income tax expense was attributable to greater pre-tax income, partially offset by a lower effective tax rate. The Company’s effective tax rate was 25.5% for the three months ended March 31, 2010, compared with 24.7% (excluding the impact of the goodwill impairment charge, which was not tax-deductible) for the three months ended March 31, 2009. The increase in the Company’s effective tax rate was primarily the result of a lesser proportion of the Company’s income being derived from tax-exempt sources, as taxable income increased.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Money Market accounts move at 25% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2010 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	199,479	(4,764)	(2.3)
Static	204,243	—	—
+100	201,799	(2,444)	(1.2)
+200	197,950	(6,293)	(3.1)
+300	194,658	(9,585)	(4.7)

The preceding table indicates that, as of March 31, 2010, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 4.7%, or $9.6 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 2.3%, or $4.8 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2010 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,194,157	51,530	4.5	16.7	3.4
Flat	1,142,627	—	—	16.2	—
+100	1,060,770	(81,857)	(7.2)	15.2	(5.7)
+200	979,313	(163,314)	(14.3)	14.3	(11.6)
+300	882,507	(260,120)	(22.8)	13.1	(19.0)

The preceding table indicates that as of March 31, 2010, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 22.8%, or $260.1 million. If rates were to decrease 100 basis points, the model forecasts a 4.5%, or $51.5 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

January 1, 2010 through January 31, 2010	4,862	$11.40	4,862	2,133,959

February 1, 2010 through February 28, 2010	10,353	10.34	10,353	2,123,606

March 1, 2010 through March 31, 2010	1,105	11.79	1,105	2,122,501

Total	16,320	$10.75	16,320

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	[REMOVED and RESERVED]

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Employment Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of the Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Amended and Restated Non-Qualified Supplemental Employee Stock Ownership Plan. [7]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. [8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 22, 2009. [9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
[8]	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[9]	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[10]	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2010	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2010	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Vice President and Chief Financial Officer (Principal Financial Officer)