Form 10-Q
period 2010-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2010-08-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 1, 2010 there were 83,209,293 shares issued and 60,354,241 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 429,323 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2010 (Unaudited) and December 31, 2009

(Dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$269,625	$120,823
Short-term investments	2,365	2,920

Total cash and cash equivalents	271,990	123,743

Investment securities held to maturity (fair value of $344,009 and $344,385 at June 30, 2010 and December 31, 2009, respectively)	332,023	335,074
Securities available for sale, at fair value	1,261,767	1,333,163
Federal Home Loan Bank (“FHLB-NY”) stock, at cost	35,878	34,276

Loans	4,327,175	4,384,194
Less allowance for loan losses	61,490	60,744

Net loans	4,265,685	4,323,450

Foreclosed assets, net	4,725	6,384
Banking premises and equipment, net	73,326	76,280
Accrued interest receivable	24,910	25,797
Intangible assets	355,855	358,058
Bank-owned life insurance (“BOLI”)	134,049	132,346
Other assets	63,279	87,601

Total assets	$6,823,487	$6,836,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,636,055	$2,522,732
Savings deposits	893,287	868,835
Certificates of deposit of $100,000 or more	427,785	469,313
Other time deposits	949,289	1,038,297

Total deposits	4,906,416	4,899,177

Mortgage escrow deposits	21,203	18,713
Borrowed funds	955,293	999,233
Other liabilities	29,616	34,494

Total liabilities	5,912,528	5,951,617

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,923,598 shares outstanding at June 30, 2010, and 59,821,850 shares outstanding at December 31, 2009	832	832
Additional paid-in capital	1,016,032	1,014,856
Retained earnings	318,585	307,751
Accumulated other comprehensive income	20,865	7,731
Treasury stock, at cost	(385,096)	(384,973)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(60,259)	(61,642)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,528)	(7,575)
Deferred compensation – DDFP	7,528	7,575

Total stockholders’ equity	910,959	884,555

Total liabilities and stockholders’ equity	$6,823,487	$6,836,172

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three and six months ended June 30, 2010 and 2009 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income:
Real estate secured loans	$40,220	$39,675	$79,934	$80,280
Commercial loans	10,170	10,570	20,507	21,068
Consumer loans	7,126	7,923	14,402	16,097
Investment securities	3,218	3,343	6,467	6,792
Securities available for sale and FHLB-NY stock	11,205	10,668	22,966	21,379
Deposits, Federal funds sold and other short-term investments	72	133	142	153

Total interest income	72,011	72,312	144,418	145,769

Interest expense:
Deposits	12,264	19,759	25,770	39,329
Borrowed funds	7,606	9,388	15,739	19,344

Total interest expense	19,870	29,147	41,509	58,673

Net interest income	52,141	43,165	102,909	87,096

Provision for loan losses	9,000	5,800	18,000	11,600

Net interest income after provision for loan losses	43,141	37,365	84,909	75,496

Non-interest income:
Fees	5,918	6,466	11,620	11,695
BOLI	1,828	1,350	3,226	2,519
Net gain on securities transactions	—	992	817	1,179
Other-than-temporary impairment losses on securities	(3,116)	(5,466)	(3,116)	(5,466)
Portion of loss recognized in other comprehensive income (before taxes)	2,946	4,665	2,946	4,665

Net impairment losses on securities recognized in earnings	(170)	(801)	(170)	(801)

Other income	397	858	489	1,239

Total non-interest income	7,973	8,865	15,982	15,831

Non-interest expense:
Goodwill impairment	—	—	—	152,502
Compensation and employee benefits	17,286	16,784	34,825	34,261
Net occupancy expense	4,918	4,912	10,058	10,304
Data processing expense	2,241	2,300	4,525	4,656
FDIC insurance	1,735	4,934	3,834	5,360
Advertising and promotion expense	1,216	1,356	1,886	2,030
Amortization of intangibles	1,021	1,311	2,124	2,905
Other operating expenses	5,514	6,555	11,441	11,931

Total non-interest expense	33,931	38,152	68,693	223,949

Income (loss) before income tax expense	17,183	8,078	32,198	(132,622)

Income tax expense	4,243	1,733	8,071	4,652

Net income (loss)	$12,940	$6,345	$24,127	$(137,274)

Basic earnings (loss) per share	$0.23	$0.11	$0.43	$(2.44)
Average basic shares outstanding	56,531,596	56,240,798	56,494,570	56,205,182

Diluted earnings (loss) per share	$0.23	$0.11	$0.43	$(2.44)
Average diluted shares outstanding	56,531,596	56,240,798	56,494,570	56,205,182

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive loss:
Net loss	—	—	(137,274)	—	—	—	—	—	(137,274)
Other comprehensive loss: Other-than temporary impairment on debt securities available for sale (net of tax of ($1,906))	—	—	—	(2,759)	—	—	—	—	(2,759)
Unrealized holding gain on securities arising during the period (net of tax of $4,033)	—	—	—	4,888	—	—	—	—	4,888
Reclassification adjustment for gains included in net income (net of tax of $177)	—	—	—	(201)	—	—	—	—	(201)
Amortization related to post- retirement obligations (net of tax of $299)	—	—	—	432	—	—	—	—	432

Total comprehensive loss									$(134,914)

Cash dividends declared	—	—	(13,278)	—	—	—	—	—	(13,278)
Distributions from DDFP	—	(2)	—	—	—	—	46	(46)	(2)
Purchase of treasury stock	—	—	—	—	(70)	—	—	—	(70)
Allocation of ESOP shares	—	(513)	—	—	—	1,376	—	—	863
Allocation of SAP shares	—	977	—	—	—	—	—	—	977
Allocation of stock options	—	407	—	—	—	—	—	—	407

Balance at June 30, 2009	$832	$1,014,162	$303,892	$1,875	$(384,924)	$(63,264)	$(7,621)	$7,621	$872,573

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY

Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Comprehensive income:
Net income	—	—	24,127	—	—	—	—	—	24,127
Other comprehensive income:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,203))				(1,743)					(1,743)
Unrealized holding gains on securities arising during the period (net of tax of $10,492)	—	—	—	15,192	—	—	—	—	15,192
Reclassification adjustment for gains included in net income (net of tax of $334)	—	—	—	(483)	—	—	—	—	(483)
Amortization related to post- retirement obligations (net of tax of $116)	—	—	—	168	—	—	—	—	168

Total comprehensive income									$37,261

Cash dividends declared	—	—	(13,293)	—	—	—	—	—	(13,293)
Distributions from DDFP	—	(3)	—	—	—	—	47	(47)	(3)
Purchases of treasury stock	—	—	—	—	(178)	—	—	—	(178)
Option exercises		(16)			55				39
Allocation of ESOP shares	—	(427)	—	—	—	1,383	—	—	956
Allocation of SAP shares	—	1,204	—	—	—	—	—	—	1,204
Allocation of stock options	—	418	—	—	—	—	—	—	418

Balance at June 30, 2010	$832	$1,016,032	$318,585	$20,865	$(385,096)	$(60,259)	$(7,528)	$7,528	$910,959

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$24,127	$(137,274)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	152,502
Depreciation and amortization of intangibles	5,581	6,598
Provision for loan losses	18,000	11,600
Deferred tax benefit	(641)	(4,243)
Increase in cash surrender value of BOLI	(3,226)	(2,519)
Net amortization of premiums and discounts on securities	3,662	603
Accretion of net deferred loan fees	(1,204)	(1,206)
Amortization of premiums on purchased loans, net	990	1,609
Net increase in loans originated for sale	(10,970)	(51,289)
Proceeds from sales of loans originated for sale	11,327	52,136
Proceeds from sales of foreclosed assets, net	3,603	2,141
Allocation of ESOP shares	956	863
Allocation of SAP shares	1,204	977
Allocation of stock options	418	407
Net gain on sale of loans	(356)	(847)
Net gain on securities transactions	(817)	(1,179)
Impairment charge on securities	170	801
Net loss (gain) on sale of premises and equipment	1	(172)
Net loss (gain) on sale of foreclosed assets	5	(75)
Decrease (increase) in accrued interest receivable	887	(1,138)
Increase in other assets	(2,061)	(5,936)
(Decrease) increase in other liabilities	(4,878)	3,267

Net cash provided by operating activities	46,778	27,626

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	18,473	26,215
Purchases of investment securities held to maturity	(15,644)	(18,245)
Proceeds from sales of securities available for sale	18,926	48,572
Proceeds from maturities and paydowns of securities available for sale	282,969	140,970
Purchases of securities available for sale	(211,370)	(414,452)
Purchases of loans	(37,600)	(28,572)
Net decrease in loans	92,338	108,366
BOLI benefits paid	1,523	—
Proceeds from sales of premises and equipment	2,095	1,404
Purchases of premises and equipment, net	(2,599)	(5,604)

Net cash provided by (used in) investing activities	149,111	(141,346)

Cash flows from financing activities:
Net increase in deposits	7,239	483,044
Increase (decrease) in mortgage escrow deposits	2,490	(279)
Purchases of treasury stock	(178)	(70)
Proceeds from the exercise of stock options	39	—
Cash dividends paid to stockholders	(13,293)	(13,278)
Proceeds from long-term borrowings	100,000	55,000
Payments on long-term borrowings	(151,307)	(120,360)
Net increase (decrease) in short-term borrowings	7,368	(154,559)

Net cash (used in) provided by financing activities	(47,642)	249,498

Net increase in cash and cash equivalents	148,247	135,778
Cash and cash equivalents at beginning of period	123,743	68,546

Cash and cash equivalents at end of period	$271,990	$204,324

Cash paid during the period for
Interest on deposits and borrowings	$42,235	$59,718

Income taxes	$750	$6,411

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008 (Unaudited) (Continued)

(Dollars in thousands)

	Six months ended June 30,
	2010	2009
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$2,496	$4,039

Loan securitizations	$—	$84,855

See accompanying notes to unaudited consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly owned subsidiary, The Provident Bank (the “Bank”, together with Provident Financial Services, Inc., the “Company”).

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2009 Annual Report to Stockholders on Form 10-K.

B. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended June 30,						For the six months ended June 30,
	2010			2009			2010			2009
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Common Shares Outstanding	Per Share Amount

Net income (loss)	$12,940			$6,345			$24,127			$(137,274)

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$12,940	56,531,596	$0.23	$6,345	56,240,798	$0.11	$24,127	56,494,570	$0.43	$(137,274)	56,205,182	$(2.44)

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$12,940	56,531,596	$0.23	$6,345	56,240,798	$0.11	$24,127	56,494,570	$0.43	$(137,274)	56,205,182	$(2.44)

Anti-dilutive stock options and awards totaling 4,397,350 shares at June 30, 2010, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Mortgage loans:
Residential	$1,432,157	$1,491,358
Commercial	1,142,955	1,089,937
Multi-family	291,234	227,663
Construction	143,155	195,889

Total mortgage loans	3,009,501	3,004,847

Commercial loans	745,052	785,818
Consumer loans	565,854	586,459

Total other loans	1,310,906	1,372,277

Premium on purchased loans	7,299	8,012
Unearned discounts	(170)	(266)
Net deferred (fees) costs	(361)	(676)

	$4,327,175	$4,384,194

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$58,969	$52,350	$60,744	$47,712
Provision charged to operations	9,000	5,800	18,000	11,600
Recoveries of loans previously charged off	583	1,411	816	1,891
Loans charged off	(7,062)	(7,567)	(18,070)	(9,209)

Balance at end of period	$61,490	$51,994	$61,490	$51,994

At June 30, 2010, the Company identified $38.8 million of loans as impaired, compared with $41.1 million of impaired loans at December 31, 2009. The Company maintained an allowance for loan losses totaling $4.4 million related to $28.4 million of impaired loans at June 30, 2010. In addition, at June 30, 2010, the Company identified $10.4 million of collateral dependent loans as impaired with loan to value ratios less than 100% for which no allowance for loan losses was required in accordance with GAAP. The Company maintained an allowance for loan losses on impaired loans of $12.5 million at December 31, 2009. At December 31, 2009, impaired loans for which there was no related allowance for loan losses totaled $ 11.0 million. At June 30, 2010, $37.7 million of impaired loans were deemed collateral dependent and the related allowance for loan losses was determined based on estimates of the fair value of the collateral, giving consideration to recent appraised values and valuation estimates.

Note 3. Deposits

Deposits at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Savings	$893,287	$868,835
Money market	1,222,970	1,185,571
NOW	891,185	822,609
Non-interest bearing	521,900	514,552
Certificates of deposit	1,377,074	1,507,610

	$4,906,416	$4,899,177

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

Net periodic benefit costs for the three and six months ended June 30, 2010 and 2009 include the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	—	31	34	$—	—	71	82
Interest cost	284	271	228	224	568	543	468	486
Expected return on plan assets	(432)	(262)	—	—	(864)	(524)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(2)	(2)
Amortization of the net (gain) loss	119	179	(206)	(222)	238	358	(387)	(371)

Net periodic benefit (increase) cost	$(29)	188	52	35	$(58)	377	150	195

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009 that it does not expect to contribute to the Plan in 2010. As of June 30, 2010, no contributions to the Plan have been made.

The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2010 was calculated using the results of the January 1, 2010 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of this guidance, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this guidance encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company’s adoption of this guidance is not expected to have a material effect on its consolidated financial statements.

In January 2010, the FASB issued guidance that will require more robust disclosures about: the different classes of assets and liabilities measured at fair value; the valuation techniques and inputs used; the activity in Level 3 fair value measurements; and the transfers between Levels 1, 2, and 3. The disclosure requirements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. All other requirements of this guidance are effective in interim and annual periods beginning after December 31, 2009. The adoption of the required components of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition, measured on a recurring and non-recurring basis, at their fair values as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Measured on a recurring basis:
Securities available for sale	1,261,767	112,520	1,149,247	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	12,470	—	—	12,470
Foreclosed assets	4,725	—	—	4,725

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	1,333,163	225,851	1,107,312	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	28,309	—	—	28,309
Foreclosed assets	6,384	—	—	6,384
Goodwill	346,290	—	—	346,290

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and six months ended June 30, 2010, and the year ended December 31, 2009.

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to comparable securities. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and six months ended June 30, 2010, and the year ended December 31, 2009.

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

There were no changes to the valuation techniques for fair value measurement during the three and six months ended June 30, 2010 and the twelve months ended December 31, 2009.

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, construction and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories.

The fair value of performing loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.

The fair value for significant non-performing loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

The loan valuations, thus determined, do not necessarily represent an “exit” price that would be achieved in an active market.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are presented in the following table (in thousands):

	June 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$271,990	271,990	123,743	123,743
Securities available for sale	1,261,767	1,261,767	1,333,163	1,333,163
Investment securities held to maturity	332,023	344,009	335,074	344,385
FHLB-NY stock	35,878	35,878	34,276	34,276
Loans, net	4,265,685	4,445,712	4,323,450	4,424,286

Financial liabilities:
Deposits	4,906,416	4,917,682	4,899,177	4,913,650
Borrowed funds	955,293	976,340	999,233	1,020,245

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

Significant assets and liabilities that are not considered financial assets or liabilities include goodwill and other intangible assets, deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 8. Investment Securities

At June 30, 2010, the Company had $1.26 billion and $332.0 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the current economic downturn and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of June 30, 2010 totaled 31, compared with 85 at December 31, 2009. This included 10 private label mortgage-backed securities at June 30, 2010, with an amortized cost of $48.5 million and unrealized losses totaling $4.8 million. Of these private label mortgage-backed securities, 3 securities were investment grade and 7 securities were below investment grade at June 30, 2010. All of the investment grade securities were rated AAA.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,500	13	—	2,513
Mortgage-backed securities	52,830	2,158	(65)	54,923
State and municipal obligations	267,345	9,724	(100)	276,969
Corporate obligations	9,348	331	(75)	9,604

	$332,023	12,226	(240)	344,009

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$1,000	—	(8)	992
Mortgage-backed securities	64,197	1,801	(445)	65,553
State and municipal obligations	260,455	8,037	(206)	268,286
Corporate obligations	9,422	146	(14)	9,554

	$335,074	9,984	(673)	344,385

The Bank generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period.

The amortized cost and fair value of investment securities at June 30, 2010 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2010
	Amortized cost	Fair value
Due in one year or less	$13,193	13,261
Due after one year through five years	97,247	101,317
Due after five years through ten years	101,743	106,034
Due after ten years	67,010	68,474
Mortgage-backed securities	52,830	54,923

	$332,023	344,009

The following table represents the Company’s disclosure on investment securities with temporary impairment at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$2,503	(1)	2,849	(64)	5,352	(65)
State and municipal obligations	9,619	(100)			9,619	(100)
Corporate obligations	444	(75)	—	—	444	(75)

	$12,566	(176)	2,849	(64)	15,415	(240)

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$992	(8)	—	—	992	(8)
Mortgage-backed securities	—	—	9,082	(445)	9,082	(445)
State and municipal obligations	18,138	(206)	—	—	18,138	(206)
Corporate obligations	2,246	(14)	—	—	2,246	(14)

	$21,376	(228)	9,082	(445)	30,458	(673)

Based on its detailed review of the securities portfolio, the Company believes that as of June 30, 2010, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk and whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$111,295	1,225	—	112,520
Mortgage-backed securities	1,096,406	35,785	(5,119)	1,127,072
State and municipal obligations	11,611	601	(19)	12,193
Corporate obligations	9,555	451	(24)	9,982

	$1,228,867	38,062	(5,162)	1,261,767

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$223,951	1,901		225,851
Mortgage-backed securities	1,076,467	19,911	(11,698)	1,084,680
State and municipal obligations	12,199	575	(73)	12,701
Corporate obligations	9,567	437	(74)	9,931

	$1,322,184	22,824	(11,845)	1,333,163

The amortized cost and fair value of securities available for sale at June 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2010
	Amortized cost	Fair value
Due in one year or less	$52,800	53,635
Due after one year through five years	74,045	75,167
Due after five years through ten years	5,616	5,893
Mortgage-backed securities	1,096,406	1,127,072

	$1,228,867	1,261,767

No securities were sold in the three months ended June 30, 2010. Proceeds from the sale of securities available for sale for the six months ended June 30, 2010 were $18,927,000, resulting in gross gains of $817,000 with no gross losses. Proceeds from the sale of securities available for sale for the three and six months ended June 30, 2009 were $32,924,000 and $48,572,000, respectively, resulting in gross gains of $1,103,000 and $1,290,000, respectively, and gross losses of $111,000 for each period.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$26,159	(344)	38,284	(4,774)	64,443	(5,118)
State and municipal obligations	—	—	618	(19)	618	(19)
Corporate obligations	500	(1)	473	(23)	973	(24)

	$26,659	(345)	39,375	(4,816)	66,034	(5,161)

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$272,909	(2,939)	55,226	(8,759)	328,135	(11,698)
State and municipal obligations	737	(17)	1,056	(56)	1,793	(73)
Corporate obligations	—	—	922	(74)	922	(74)

	$273,646	(2,956)	57,204	(8,889)	330,850	(11,845)

The following table presents a roll-forward of the credit loss component of other-than-temporary impairment (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. OTTI recognized in earnings for credit-impaired debt securities is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows (in thousands):

Beginning credit loss amount as of December 31, 2009	$768,000
Add: Initial OTTI credit losses	—
Subsequent OTTI credit losses	170,000
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of June 30, 2010	$938,000

For the three months ended June 30, 2010 and the same period last year, the Company recognized net other-than-temporary impairment charges on investment securities of $170,000 and $801,000, respectively. The impairment charge recognized in 2010 related to an investment in a non-Agency mortgage-backed security. In 2009, the charge related to an investment in a non-Agency mortgage-backed security and the common stock of two publicly traded financial institutions. For the six months ended June 30, 2010 and 2009, the Company recognized net other-than-temporary impairment charges of $170,000 and $801,000, respectively.

The temporary loss position associated with the remaining debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, the ongoing turmoil in the credit markets has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2010, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at June 30, 2010.

One private label mortgage-backed security, classified as available for sale, with an amortized cost basis of $11.7 million, was deemed to have other-than-temporary impairment totaling $3.1 million at June 30, 2010. Of the total amount of the impairment, $170,000 was due to estimated credit losses and charged to earnings and $2.9 million was recognized in other comprehensive income for the quarter ended June 30, 2010. The evaluation of this security included a range of likely future cash flows and management-applied, security-specific assumptions, as well as market assumptions based on the credit characteristics of this security. The assumptions used to determine the cash flows were based on prepayment, delinquency, loss severity and credit support information. Multiple present value cash flow analyses were used to determine the future expected cash flows. The average borrower credit score measured as a FICO for the loans underlying this security was 731, and the average loan-to-value ratio was 67%. Although the Company recognized an other-than-temporary impairment on this security during the second quarter of 2010, it is currently performing in accordance with contractual obligations.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type. The appropriateness of these percentages is evaluated by management at least annually. In the second quarter of 2010, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the marine loan portfolio were increased to reflect an increase in historical loss experience.

Management believes the primary risks inherent in the portfolio are a continued decline in the economy, generally, a continued decline in real estate market values, rising unemployment or a protracted period of unemployment at current elevated levels, increasing vacancy rates in commercial investment properties and possible increases in interest rates. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company engages an independent third party to perform an annual analysis as of September 30, or more frequently if necessary, to test the aggregate balance of goodwill for impairment. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates.

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

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The ongoing turmoil in the credit markets, primarily as a result of the continued fallout from sub-prime lending, resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery. The Company recognized other-than-temporary securities impairment losses totaling $170,000 the three and six months ended June 30, 2010. The Company recognized other-than-temporary securities impairment losses totaling $801,000 for the three and six months ended June 30, 2009.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

Total assets at June 30, 2010 were $6.82 billion, a decrease of $12.7 million from $6.84 billion at December 31, 2009, due primarily to decreases in securities available for sale, loans, and other assets, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased $148.2 million to $272.0 million at June 30, 2010, from $123.7 million at December 31, 2009. The increase was due to proceeds from repayments, sales and maturities on the investment and loan portfolios and deposit inflows. The Company will continue to utilize these balances to fund loan originations, investment purchases and the repayment of maturing borrowings.

Securities available for sale, at fair value, decreased $71.4 million, or 5.4%, to $1.26 billion at June 30, 2010, compared to $1.33 billion at December 31, 2009. The decrease in securities available for sale was primarily due to principal repayments on mortgage-backed securities, maturities and sales. The Company sold $18.1 million of Agency-guaranteed mortgage-backed securities as part of its interest rate risk management process during the first quarter of 2010, resulting in net gains of $817,000. The weighted average life of the Company’s available for sale securities portfolio was 2.8 years at June 30, 2010 compared to 3.0 years at December 31, 2009.

Total net loans at June 30, 2010 decreased $57.8 million, or 1.3%, to $4.27 billion, compared to $4.32 billion at December 31, 2009. Loan originations totaled $497.3 million and loan purchases totaled $37.6 million for the six months ended June 30, 2010. Compared with December 31, 2009, residential mortgage loans decreased $59.2 million, construction loans decreased $52.7 million, consumer loans decreased $20.6 million and commercial loans decreased $40.8 million, while multi-family and commercial mortgage loans increased $63.6 million and $53.0 million, respectively. The decreases in residential mortgages and consumer loans reflect a lack of qualified loan demand, while the decrease in construction loans is representative of the slow real estate market. In addition, total residential mortgage loans decreased as a result of the sale of $11.0 million of newly-originated, primarily 30-year fixed-rate loans as part of the Company’s interest rate risk management process.

Commercial and multi-family real estate, construction and commercial loans totaled $2.32 billion, representing 53.8% of the loan portfolio at June 30, 2010, compared to $2.30 billion, or 52.5% of the loan portfolio at December 31, 2009. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $2.0 billion and accounted for 46.3% of the loan portfolio at June 30, 2010, compared to $2.08 billion, or 47.5% of the portfolio at December 31, 2009.

The Company does not originate or purchase sub-prime or option ARM loans. On a limited basis, the Company has originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at June 30, 2010 was $16.6 million. Of this total, 9 loans totaling $3.3 million were 90 days or more delinquent. General valuation reserves of 10.0%, or $334,000, were allocated to these loans at June 30, 2010.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $137.5 million and $96.6 million, respectively, at June 30, 2010. The Company’s participations in SNCs included three loans classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $31.3 million and outstanding balances of $30.5 million at June 30, 2010. These adversely classified SNCs are all commercial construction loans on projects located in New York City and Englewood, NJ. All of the Company’s SNC participations were current as to the payment of principal and interest as of June 30, 2010.

The Company had outstanding junior lien mortgages totaling $304.4 million at June 30, 2010. Of this total, 41 loans totaling $2.7 million were 90 days or more delinquent. General valuation reserves of 10%, or $270,000, were allocated to these loans at June 30, 2010.

The Company had outstanding indirect marine loans totaling $75.1 million at June 30, 2010. Of this total, 7 loans totaling $1.4 million were 90 days or more delinquent. General valuation reserves of 30%, or $435,000, were allocated to these loans at June 30, 2010. The Bank curtailed its marine lending in 2008 and 2009. These loans are currently originated on a direct limited basis as an accommodation to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Mortgage loans:
Residential	$38,271	$28,622
Commercial	19,369	23,356
Multi-family	1,231	—
Construction	10,394	13,186

Total mortgage loans	69,265	65,164

Commercial loans	17,934	12,548
Consumer loans	5,989	6,765

Total non-performing loans	93,188	84,477

Foreclosed assets	4,725	6,384

Total non-performing assets	$97,913	$90,861

The following table sets forth information regarding the Company’s 60-89 day delinquent loans at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Mortgage loans:
Residential	$4,837	$6,093
Commercial	463	778
Multi-family	1,250	—
Construction	322	1,051

Total mortgage loans	6,872	7,922

Commercial loans	3,316	3,934
Consumer loans	1,833	2,766

Total 60-89 day delinquent loans	$12,021	$14,622

At June 30, 2010, the allowance for loan losses totaled $61.5 million, or 1.42% of total loans, compared with $60.7 million, or 1.39% of total loans at December 31, 2009. Total non-performing loans increased $8.7 million to $93.2 million, or 2.15% of total loans at June 30, 2010, from $84.5 million, or 1.93% of total loans at December 31, 2009.

Non-performing residential mortgage loans increased $9.7 million, to $38.3 million at June 30, 2010, from $28.6 million at December 31, 2009. The Company attributes the increase in non-performing residential mortgages to continued unemployment, declining property values and increased personal debt levels.

Non-performing commercial loans increased $5.4 million, to $17.9 million at June 30, 2010, from $12.5 million at December 31, 2009. This increase consisted primarily of three relationships which totaled $8.9 million, offset by net charge-offs in the six month period of $6.0 million. At June 30, 2010, non-performing commercial loans consisted of 84 loans, with the largest single outstanding loan balance being $3.4 million.

At June 30, 2010, there was one non-performing multi-family loan which totaled $1.2 million. There were no non-performing multi-family loans at December 30, 2009. This loan is supported by collateral with an estimated loan-to-value ratio of 97%.

Non-performing commercial mortgage loans decreased $4.0 million, to $19.4 million at June 30, 2010, from $23.4 million at December 31, 2009. The decrease in non-performing commercial mortgage loans was largely attributable to net charge-offs of $5.8 million, offset by the addition of a $2.0 million commercial mortgage. This loan is supported by collateral with an estimated current loan-to-value ratio of 53%.

Non-performing construction mortgage loans decreased $2.8 million, to $10.4 million at June 30, 2010, from $13.2 million at December 31, 2009, primarily due to a completed foreclosure of a $2.7 million loan.

Non-performing consumer loans decreased $0.8 million, to $6.0 million at June 30, 2010, from $6.8 million at December 31, 2009, due primarily to charge-offs related to the Company’s indirect marine portfolio.

At June 30, 2010, the Company held $4.7 million of foreclosed assets, compared with $6.4 million at December 31, 2009. Foreclosed assets are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $3.5 million of commercial real estate, $280,000 of residential properties, and $948,000 of marine vessels at June 30, 2010.

Non-performing assets totaled $97.9 million, or 1.43% of total assets at June 30, 2010, compared with $90.9 million, or 1.33% of total assets at December 31, 2009.

Other assets decreased $24.3 million, or 27.8%, to $63.3 million at June 30, 2010, from $87.6 million at December 31, 2009, primarily due to the settlement of equity fund redemptions that were pending as of December 31, 2009, the amortization of prepaid FDIC insurance, and income tax accruals.

Total deposits at June 30, 2010 were $4.91 billion, an increase of $7.2 million, from $4.90 billion at December 31, 2009. Core deposits, consisting of all savings and demand deposit accounts, increased $137.8 million, or 4.1% to $3.53 billion at June 30, 2010, compared with December 2009. Higher-costing time deposits decreased $130.5 million, or 8.7% to $1.38 billion at June 30, 2010, compared with $1.51 billion at December 31, 2009.

Core deposits represented 71.9% of total deposits at June 30, 2010, compared to 69.2% of total deposits at December 31, 2009. Within core deposits, NOW checking account balances increased $68.6 million, to $891.2 million at June 30, 2010, money market account balances increased $37.4 million, to $1.22 billion at June 30, 2010, savings account balances increased $24.5 million, to $893.3 million at June 30, 2010 and non-interest bearing demand deposit accounts increased $7.3 million, to $521.9 million at June 30, 2010. These increases were primarily due to increases in municipal money market and checking account balances, Provident SmartChecking and Platinum relationship checking and money market account balances, and business checking account balances. Time deposit decreases were primarily in the 15-month and shorter maturity categories.

Borrowed funds were reduced by $43.9 million, or 4.4%, during the six months ended June 30, 2010, to $955.3 million, as the Company deployed excess liquidity arising from increased core deposit funding, and cash inflows from the loan and investment portfolios. Borrowed funds represented 14.0% of total assets at June 30, 2010, a reduction from 14.6% at December 31, 2009.

Total stockholders’ equity increased $26.4 million, or 2.9%, to $910.9 million at June 30, 2010, from $884.6 million at December 31, 2009. This increase was primarily due to net income of $24.1 million, a net increase of $13.1 million in other comprehensive income and $2.6 million net increase in the allocation of shares to stock-based compensation plans. These increases were partially offset by $13.3 million in cash dividends. At June 30, 2010, book value per share and tangible book value per share were $15.20 and $9.26, respectively, compared with $14.79 and $8.80, respectively, at December 31, 2009.

Common stock repurchases during the six months ended June 30, 2010, totaled 16,000 shares at an average cost of $10.77 per share. At June 30, 2010, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100 million overnight line of credit and a $100 million one-month overnight re-pricing line of credit, each with the FHLB-NY. As of June 30, 2010, the Company did not have any outstanding borrowings against these lines of credit.

Cash needs for the six months ended June 30, 2010, were provided for primarily from deposit inflows; income and principal payments on loans, investments and mortgage-backed securities; and sales of loans and securities. The cash was used primarily to fund interest and operating expenses, current loan originations, investment and loan purchases and the repayment of borrowings.

As of June 30, 2010, the Bank and the Company exceeded all regulatory capital requirements as follows:

	At June 30, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$255,588	4.00%	$446,838	6.99%
Tier 1 risk-based capital	166,393	4.00	446,838	10.74
Total risk-based capital	332,785	8.00	498,953	11.99

Company:
Regulatory Tier 1 leverage capital	$255,611	4.00%	$536,118	8.39%
Tier 1 risk-based capital	166,412	4.00	536,118	12.89
Total risk-based capital	332,823	8.00	588,239	14.14

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

General. The Company reported net income of $12.9 million, or $0.23 per basic and diluted share for the three months ended June 30, 2010, compared to net income of $6.3 million, or $0.11 per basic and diluted share for the three months ended June 30, 2009. For the six months ended June 30, 2010, the Company reported net income of $24.1 million, or $0.43 per basic and diluted share. Excluding a non-cash goodwill impairment charge recorded in the first quarter of 2009, net operating income for the six months ended June 30, 2009 was $15.2 million, or $0.27 per basic and diluted share. The Company recognized a $152.5 million, or $2.71 per share goodwill impairment charge during the quarter ended March 31, 2009. This accounting charge resulted in a net loss of $137.3 million, or $2.44 per basic and diluted share for the six months ended June 30, 2009.

Earnings and per share data for the three and six months ended June 30, 2010, compared with the same periods in 2009, benefitted from lower funding costs, with net interest income increasing $9.0 million and $15.8 million, for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009. This improvement was partially offset by increases in the provision for loan losses of $3.2 million and $6.4 million for the three and six months ended June 30, 2010, respectively, compared with the same periods in 2009, due to increases in non-performing loans; downgrades in credit risk ratings; and an increase in commercial loans as a percentage of the total loan portfolio. In addition, prior year earnings and per share data for the three and six months ended June 30, 2009 were impacted by an industry-wide special assessment imposed by the FDIC as part of a plan to restore the deposit insurance fund. The cost of this special assessment to the Company in the second quarter of 2009 was $1.9 million, or $0.03 per basic and diluted share, net of tax.

Net Interest Income. Total net interest income increased $9.0 million, or 20.8%, to $52.1 million for the quarter ended June 30, 2010, from $43.2 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, total net interest income increased $15.8 million, or 18.2%, to $102.9 million, from $87.1 million for the same period in 2009. Interest income for the second quarter of 2010 decreased $0.3 million to $72.0 million from $72.3 million for the same period in 2009. For the six months ended June 30, 2010, interest income decreased $1.4 million to $144.4 million, from $145.8 million for the six months ended June 30, 2010. Interest expense decreased $9.2 million, or 31.8%, to $19.9 million for the quarter ended June 30, 2010, from $29.1 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, interest expense decreased $17.2 million, or 29.3%, to $41.5 million, from $58.7 million for the six months ended June 30, 2009. The improvement in net interest income for the three and six months ended June 30, 2010, versus the comparable 2009 periods, was attributable to the continued downward re-pricing of interest-bearing liabilities and the strategic repositioning of the deposit portfolio.

The net interest margin for the quarter ended June 30, 2010 was 3.48%, an increase of 13 basis points and 52 basis points, from 3.35% for the quarter ended March 31, 2010, and from 2.96% for the quarter ended June 30, 2009, respectively. The increase in the net interest margin for the three months ended June 30, 2010, versus the trailing quarter and the quarter ended June 30, 2009, was primarily attributable to decreases in the cost of interest-bearing liabilities. The weighted average yield on interest-earning assets was 4.81% for the three months ended June 30, 2010, compared with 4.80% for the trailing quarter and 4.96% for the three months ended June 30, 2009. The weighted average cost of interest-bearing liabilities was 1.51% for the quarter ended June 30, 2010, compared with 1.64% for the trailing quarter and 2.27% for the second quarter of 2009. The average cost of deposits for the three months ended June 30, 2010 was 1.13%, compared with 1.26% for the trailing quarter and 1.93% for the same period last year. The average cost of borrowings for the three months ended June 30, 2010 was 3.27%, compared with 3.36% for the trailing quarter and 3.60% for the same period last year.

For the six months ended June 30, 2010, the net interest margin increased 39 basis points to 3.42%, compared with 3.03% for the six months ended June 30, 2009. The weighted average yield on interest-earning assets declined 28 basis points to 4.80% for the six months ended June 30, 2010, compared with 5.08% for the six months ended June 30, 2009, however the weighted average cost of interest-bearing liabilities declined 75 basis points to 1.58% for the six months ended June 30, 2010, compared with 2.33% for the same period in 2009. The average cost of deposits for the six months ended June 30, 2010 was 1.19%, compared with 1.99% for the same period last year. The average cost of borrowings for the six months ended June 30, 2010 was 3.32%, compared with 3.53% for the same period last year.

For the three months ended June 30, 2010, the average balance of net loans decreased $19.0 million to $4.26 billion, from $4.29 billion for the same period in 2009. Income on loans secured by real estate increased $545,000 to $40.2 million, or 1.4% for the three months ended June 30, 2010, from $39.7 million for the three months ended June 30, 2009. Interest income on commercial loans decreased $400,000 to $10.2 million, or 3.8% for the three months ended June 30, 2010, from $10.6 million for the three months ended June 30, 2009. Consumer loan interest income decreased $797,000, or 10.1%, to $7.1 million for the three months ended June 30, 2010, from $7.9 million for the three months ended June 30, 2009. The average loan yield for the three months ended June 30, 2010, decreased 3 basis points to 5.41%, from 5.44% for the same period in 2009.

For the six months ended June 30, 2010, the average balance of net loans decreased $47.5 million, or 1.0%, to $4.27 billion, from $4.32 billion for the same period in 2009. Income on loans secured by real estate decreased $346,000, or 0.4%, to $79.9 million for the six months ended June 30, 2010, from $80.3 million for the six months ended June 30, 2009. Interest income on commercial loans decreased $561,000, or 2.7%, to $20.5 million for the six months ended June 30, 2010, from $21.1 million for the six months ended June 30, 2009. Consumer loan interest income decreased $1.7 million, or 10.5%, to $14.4 million for the six months ended June 30, 2010, from $16.1 million for the six months ended June 30, 2009. The average loan yield for the six months ended June 30, 2010, decreased 6 basis points to 5.40%, from 5.46% for the same period in 2009.

Interest income on investment securities held to maturity decreased $125,000, or 3.7%, to $3.2 million for the quarter ended June 30, 2010, from $3.3 million for the quarter ended June 30, 2009. Average investment securities held to maturity decreased $5.1 million, or 1.5% , to $333.3 million for the quarter ended June 30, 2010, from $338.4 million for the same period last year. For the six months ended June 30, 2010, interest income on investment securities held to maturity decreased $325,000, or 4.8%, to $6.5 million, from $6.8 million for the same period in 2009. Average investment securities held to maturity decreased $7.2 million, or 2.1%, to $333.6 million for the six months ended June 30, 2010, from $340.9 million for the same period last year.

Interest income on securities available for sale and FHLB-NY stock increased $537,000, or 5.0%, to $11.2 million for the quarter ended June 30, 2010, from $10.7 million for the quarter ended June 30, 2009. The average balance of securities available for sale increased $310.9 million, or 33.1%, to $1.25 billion for the three months ended June 30, 2010, from $939.6 million for the same period in 2009. For the six months ended June 30, 2010, interest income on securities available for sale and FHLB-NY stock increased $1.6 million, or 7.4%, to $23.0 million, from $21.4 million for the six months ended June 30, 2009. The average balance of securities available for sale increased $363.3 million, or 39.6%, to $1.28 billion for the six months ended June 30, 2010, from $916.6 million for the same period in 2009.

The average balance of interest-bearing core deposit accounts increased $545.0 million, or 22.6%, to $2.96 billion for the quarter ended June 30, 2010, from $2.41 billion for the quarter ended June 30, 2009. For the six months ended June 30, 2010, average interest-bearing core deposits increased $595.2 million, or 25.5%, to $2.93 billion, from $2.33 billion for the same period in 2009. Average time deposit account balances decreased $305.5 million, or 18.0%, to $1.39 billion for the quarter ended June 30, 2010, from $1.70 billion for the same period in 2009. For the six months ended June 30, 2010, average time deposits decreased $219.4 million, or 13.3%, to $1.43 billion, from $1.65 billion for the same period in 2009. Interest paid on deposit accounts decreased $7.5 million, or 37.9%, to $12.3 million for the quarter ended June 30, 2010, from $19.8 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, interest paid on deposit accounts declined $13.6 million, or 34.5%, to $25.8 million, from $39.3 million for the six months ended June 30, 2009. The average cost of interest-bearing deposits decreased to 1.13% and 1.19% for the three and six months ended June 30, 2010, respectively, from 1.93% and 1.99% for the three and six months ended June 30, 2009, respectively.

Average borrowings decreased $113.1 million, or 10.8%, to $931.8 million for the quarter ended June 30, 2010, from $1.04 billion for the quarter ended June 30, 2009. For the six months ended June 30, 2010, average borrowings decreased $146.9 million, or 13.3%, to $956.8 million, from $1.10 billion for the six months ended June 30, 2009. Interest paid on borrowed funds decreased $1.8 million, or 19.0%, to $7.6 million for the quarter ended June 30, 2010, from $9.4 million for the quarter ended June 30, 2009. For the six months ended June 30, 2010, interest paid on borrowed funds decreased $3.6 million, or 18.6%, to $15.7 million, from $19.3 million for the six months ended June 30, 2009. The average cost of borrowings decreased to 3.27% and 3.32% for the three and six months ended June 30, 2010, respectively, from 3.60% and 3.53% for the three and six months ended June 30, 2009, respectively.

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

The Company recorded provisions for loan losses of $9.0 million and $18.0 million for the three and six months ended June 30, 2010, respectively. This compared with provisions for loan losses of $5.8 million and $11.6 million recorded for the three and six months ended June 30, 2009, respectively. The increase in the provision for loan losses for the three and six months ended June 30, 2010, compared with the same periods in 2009, was attributable to an increase in non-performing loans, downgrades in risk ratings, and an increase in commercial loans as a percentage of the loan portfolio to 53.8% at June 30, 2010, from 49.4% at June 30, 2009. For the three and six months ended June 30, 2010, the Company had net charge-offs of $6.5 million and $17.3 million, respectively, compared with net charge-offs of $6.2 and $7.3 million, respectively, for the same periods in 2009. At June 30, 2010, the Company’s allowance for loan losses was 1.42% of total loans, compared with 1.39% of total loans at December 31, 2009 and 1.19% of total loans at June 30, 2009.

Non-Interest Income. Non-interest income totaled $8.0 million for the quarter ended June 30, 2010, a decrease of $892,000 compared to the same period in 2009. Fee income for the quarter ended June 30, 2010 decreased $548,000, or 8.5%, compared to the same period in 2009, primarily as a result of a decrease in equity fund income due to the redemption of equity fund holdings in late 2009. In addition, net gains on securities transactions declined $992,000 for the quarter ended June 30, 2010, compared with the same quarter in 2009. Furthermore, the Company recognized net other-than-temporary impairment charges on investment securities of $170,000 and $801,000 in the second quarters of 2010 and 2009, respectively. The impairment charge recognized in 2010 related to an investment in a non-Agency mortgage-backed security, while in 2009, the charge related to an investment in a non-Agency mortgage-backed security and the common stock of two publicly traded financial institutions. Income related to Bank-owned life insurance increased $478,000 for the three month period ended June 30, 2010, compared to the same period in 2009, as a result of the receipt of policy claim proceeds. Other income for the quarter ended June 30, 2010 totaled $397,000, a decrease of $461,000 compared to the same period in 2009. This decrease was attributable to a reduction in gains resulting from fewer loan sales and a non-recurring gain recognized on the sale of a Bank-owned parcel of land in 2009.

For the six months ended June 30, 2010, non-interest income totaled $16.0 million, an increase of $151,000, or 1.0%, compared to the same period in 2009. Income related to Bank-owned life insurance increased $707,000 for the three month period ended June 30, 2010, compared to the same period in 2009, as a result of appreciation in the cash surrender value and the receipt of policy claim proceeds. The Company recognized net other-than-temporary impairment charges of $170,000 and $801,000 during the six months ended June 30, 2010 and 2009, respectively. Other income declined by $750,000 for the six months ended June 30, 2010, compared with the same period in 2009, primarily as a result of a reduction in gains resulting from fewer loan sales and a non-recurring gain recognized on the sale of a Bank-owned parcel of land in 2009. In addition, net gains on securities transactions declined $362,000 for the six months ended June 30, 2010, compared with the same period in 2009. These net gains on securities transactions totaled $817,000 for the six months ended June 30, 2010, compared with net gains of $1.2 million for the same period in 2009.

Non-Interest Expense. For the three months ended June 30, 2010, non-interest expense decreased $4.2 million, or 11.1%, to $33.9 million, compared to $38.2 million for the three months ended June 30, 2009. FDIC insurance expense decreased $3.2 million for the three months ended June 30, 2010, compared with the same period in 2009. In the prior year period, a special assessment was imposed on the Company as part of an industry-wide plan to restore the deposit insurance fund. The cost of the FDIC special assessment was $3.1 million, accrued during the quarter ended June 30, 2009 and paid September 30, 2009. In addition, other operating expenses decreased $1.0 million for the quarter ended June 30, 2010, compared with the same period last year, primarily due to costs incurred in connection with the dissolution of a real estate development joint venture in the prior year period. Amortization of intangibles decreased $290,000 for the three months ended June 30. 2010, compared with the same period of 2009, as a result of scheduled reductions in core deposit intangible amortization and the acceleration in core deposit intangible amortization related to the sale of branches in 2009. Partially offsetting these decreases, compensation and benefits expense increased $502,000 for the three months ended June 30, 2010, compared with the same period in 2009, due to severance costs related to a structural realignment of the retail banking network, and an increased accrual for incentive compensation.

Non-interest expense for the six months ended June 30, 2010 was $68.7 million. Excluding the $152.5 million non-cash goodwill impairment charge recorded in the first quarter of 2009, non-interest expense decreased $2.8 million, or 3.9%, from $71.4 million for the six months ended June 30, 2009. FDIC insurance expense decreased $1.5 million for the six months ended June 30, 2010, compared with the same period in 2009. The decrease was due to the $3.1 million FDIC special assessment in the prior year, discussed previously, partially offset by an increase in expense resulting from an increase in premium rates and a larger deposit base subject to assessment. In addition, amortization of intangibles decreased $781,000 for the six months ended June 30. 2010, compared with the same period of 2009, as a result of scheduled reductions in core deposit intangible amortization and the non-recurring acceleration in core deposit intangible amortization related to the sale of branch offices in 2009.

Income Tax Expense. For the three months ended June 30, 2010, the Company’s income tax expense was $4.2 million, compared with $1.7 million for the same period in 2009. For the six months ended June 30, 2010, the Company’s income tax expense was $8.1 million, compared with $4.7 million for the same period in 2009. The increase in income tax expense was attributable to higher pre-tax income and a higher effective tax rate. The Company’s effective tax rates were 24.7% and 25.1%, respectively, for the three and six months ended June 30, 2010, compared with 21.5% and 23.4%, excluding the impact of the goodwill impairment charge recognized in the first quarter of 2009, which was not tax deductible, for the three and six months ended June 30, 2009, respectively. The increase in the effective tax rate is attributable to a higher projection of taxable income for the full year 2010.

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

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market accounts move at 25% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2010 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$196,529	(6,054)	(3.0)
Static	202,583	—	—
+100	202,266	(317)	(0.2)
+200	198,335	(4,248)	(2.1)
+300	195,301	(7,282)	(3.6)

The preceding table indicates that as of June 30, 2010, in the event of a 300 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.6%, or $7.3 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 3.0%, or $6.1 million. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2010 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,253,284	20,332	1.65	17.34	0.93
Flat	1,232,952	—	—	17.18	—
+100	1,174,669	(58,283)	(4.73)	16.56	(3.56)
+200	1,105,247	(127,705)	(10.36)	15.80	(8.01)
+300	1,010,674	(222,278)	(18.03)	14.70	(14.42)

The above table indicates that as of June 30, 2010, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 18.0%, or $222.3 million. If rates were to decrease 100 basis points, the model forecasts a 1.7%, or $20.3 million increase in the present value of equity. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	RISK FACTORS

In addition to other information contained in this Quarterly Report on Form 10-Q, the following represents a material update and addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operation.

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks such as our bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks like ours. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)

April 1, 2010 through April 30, 2010	—	—	—	2,122,501

May 1, 2010 through May 31, 2010	168	$12.09	168	2,122,333

June 1, 2010 through June 30, 2010	—	—	—	2,122,333

Total	168	$12.09	168

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous program. The Board-approved repurchase program has no expiration date.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4.	[REMOVED and RESERVED]

Item 5.	OTHER INFORMATION.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Employment Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. [11]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. [8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 22, 2009. [9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed.
[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
[8]	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[9]	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[10]	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566).
[11]	Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2010	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2010	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2010	By:	/s/ Frank Muzio
Frank Muzio
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)