Form 10-Q
period 2010-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2010-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010 there were 83,209,293 shares issued and 60,351,754 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 428,003 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2010 (Unaudited) and December 31, 2009

(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$106,754	$120,823
Short-term investments	650	2,920

Total cash and cash equivalents	107,404	123,743

Investment securities held to maturity (fair value of $350,664 and $344,385 at September 30, 2010 and December 31, 2009, respectively)	334,405	335,074
Securities available for sale, at fair value	1,375,781	1,333,163
Federal Home Loan Bank (“FHLB-NY”) stock, at cost	34,629	34,276

Loans	4,344,657	4,384,194
Less allowance for loan losses	68,764	60,744

Net loans	4,275,893	4,323,450

Foreclosed assets, net	5,682	6,384
Banking premises and equipment, net	72,539	76,280
Accrued interest receivable	23,787	25,797
Intangible assets	355,028	358,058
Bank-owned life insurance (“BOLI”)	135,334	132,346
Other assets	61,813	87,601

Total assets	$6,782,295	$6,836,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,687,168	$2,522,732
Savings deposits	887,606	868,835
Certificates of deposit of $100,000 or more	423,441	469,313
Other time deposits	906,341	1,038,297

Total deposits	4,904,556	4,899,177

Mortgage escrow deposits	18,639	18,713
Borrowed funds	903,610	999,233
Other liabilities	34,442	34,494

Total liabilities	5,861,247	5,951,617

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,922,431 shares outstanding at September 30, 2010, and 59,821,850 shares outstanding at December 31, 2009	832	832
Additional paid-in capital	1,016,659	1,014,856
Retained earnings	325,408	307,751
Accumulated other comprehensive income	22,825	7,731
Treasury stock, at cost	(385,109)	(384,973)
Unallocated common stock held by Employee Stock Ownership Plan (“ESOP”)	(59,567)	(61,642)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,505)	(7,575)
Deferred compensation – DDFP	7,505	7,575

Total stockholders’ equity	921,048	884,555

Total liabilities and stockholders’ equity	$6,782,295	$6,836,172

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three and nine months ended September 30, 2010 and 2009 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Real estate secured loans	$40,426	$39,286	$120,630	$119,566
Commercial loans	10,457	11,108	30,964	32,176
Consumer loans	7,085	7,722	21,487	23,819
Investment securities	3,166	3,327	9,633	10,119
Securities available for sale and FHLB-NY stock	10,683	11,497	33,649	32,876
Deposits, Federal funds sold and other short-term investments	80	99	222	252

Total interest income	71,897	73,039	216,315	218,808

Interest expense:
Deposits	11,571	18,807	37,341	58,136
Borrowed funds	7,291	8,922	23,030	28,266

Total interest expense	18,862	27,729	60,371	86,402

Net interest income	53,035	45,310	155,944	132,406

Provision for loan losses	8,600	6,500	26,600	18,100

Net interest income after provision for loan losses	44,435	38,810	129,344	114,306

Non-interest income:
Fees	6,017	6,652	17,637	18,347
BOLI	1,288	1,438	4,514	3,957
Net gain on securities transactions	16	195	833	1,374
Other-than-temporary impairment losses on securities	—	(701)	(3,116)	(6,167)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	2,946	4,665

Net impairment losses on securities recognized in earnings	—	(701)	(170)	(1,502)

Other income	482	1,004	971	2,243

Total non-interest income	7,803	8,588	23,785	24,419

Non-interest expense:
Goodwill impairment	—	—	—	152,502
Compensation and employee benefits	17,764	18,257	52,589	52,518
Net occupancy expense	4,884	4,966	14,942	15,270
Data processing expense	2,174	2,354	6,699	7,010
FDIC insurance	1,833	2,450	5,667	7,810
Advertising and promotion expense	1,037	1,117	2,923	3,147
Amortization of intangibles	842	1,115	2,966	4,020
Other operating expenses	5,547	5,713	16,988	17,644

Total non-interest expense	34,081	35,972	102,774	259,921

Income (loss) before income tax expense	18,157	11,426	50,355	(121,196)

Income tax expense	4,694	2,750	12,765	7,402

Net income (loss)	$13,463	$8,676	$37,590	$(128,598)

Basic earnings (loss) per share	$0.24	$0.15	$0.66	$(2.29)
Average basic shares outstanding	56,610,647	56,311,141	56,533,545	56,240,746

Diluted earnings (loss) per share	$0.24	$0.15	$0.66	$(2.29)
Average diluted shares outstanding	56,610,647	56,311,141	56,533,545	56,240,746

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive loss:
Net loss	—	—	(128,598)	—	—	—	—	—	(128,598)
Other comprehensive loss: Other-than temporary impairment on debt securities available for sale (net of tax of ($1,906))	—	—	—	(2,759)	—	—	—	—	(2,759)
Unrealized holding gain on securities arising during the period (net of tax of $8,797)	—	—	—	11,297	—	—	—	—	11,297
Reclassification adjustment for losses included in net income (net of tax of ($11))	—	—	—	117	—	—	—	—	117
Amortization related to post- retirement obligations (net of tax of $463)	—	—	—	670	—	—	—	—	670

Total comprehensive loss									$(119,273)

Cash dividends declared	—	—	(19,906)	—	—	—	—	—	(19,906)
Distributions from DDFP	—	(5)	—	—	—	—	69	(69)	(5)
Purchase of treasury stock	—	—	—	—	(118)	—	—	—	(118)
Allocation of ESOP shares	—	(761)	—	—	—	2,064	—	—	1,303
Allocation of SAP shares	—	1,430	—	—	—	—	—	—	1,430
Allocation of stock options	—	599	—	—	—	—	—	—	599

Balance at September 30, 2009	$832	$1,014,556	305,940	$8,840	$(384,972)	$(62,576)	$(7,598)	$7,598	$882,620

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Comprehensive income:
Net income	—	—	37,590	—	—	—	—	—	37,590
Other comprehensive income:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,203))	—	—	—	(1,743)	—	—	—	—	(1,743)
Unrealized holding gains on securities arising during the period (net of tax of $11,889 )	—	—	—	17,215	—	—	—	—	17,215
Reclassification adjustment for gains included in net income (net of tax of $341)	—	—	—	(492)	—	—	—	—	(492)

Amortization related to post- retirement obligations (net of tax of $79)	—	—	—	114	—	—	—	—	114

Total comprehensive income									$52,684

Cash dividends declared	—	—	(19,933)	—	—	—	—	—	(19,933)
Distributions from DDFP	—	(5)	—	—	—	—	70	(70)	(5)
Purchases of treasury stock	—	—	—	—	(191)	—	—	—	(191)
Option exercises	—	(16)	—	—	55	—	—	—	39
Allocation of ESOP shares	—	(627)	—	—	—	2,075	—	—	1,448
Allocation of SAP shares	—	1,828	—	—	—	—	—	—	1,828
Allocation of stock options	—	623	—	—	—	—	—	—	623

Balance at September 30, 2010	$832	$1,016,659	$325,408	$22,825	$(385,109)	$(59,567)	$(7,505)	$7,505	$921,048

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$37,590	$(128,598)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	152,502
Depreciation and amortization of intangibles	8,178	9,516
Provision for loan losses	26,600	18,100
Deferred tax benefit	(342)	(5,602)
Increase in cash surrender value of BOLI	(4,514)	(3,957)
Net amortization of premiums and discounts on securities	5,989	1,907
Accretion of net deferred loan fees	(815)	(1,570)
Amortization of premiums on purchased loans, net	1,402	2,286
Net increase in loans originated for sale	(12,389)	(96,639)
Proceeds from sales of loans originated for sale	13,078	98,363
Proceeds from sales of foreclosed assets, net	3,981	2,851
Allocation of ESOP shares	1,448	1,303
Allocation of SAP shares	1,828	1,430
Allocation of stock options	623	599
Net gain on sale of loans	(689)	(1,724)
Net gain on securities transactions	(833)	(1,374)
Impairment charge on securities	170	1,502
Net gain on sale of premises and equipment	(12)	(172)
Net loss (gain) on sale of foreclosed assets	5	(71)
Decrease (increase) in accrued interest receivable	2,010	(998)
Increase in other assets	(2,253)	(5,076)
Decrease in other liabilities	(52)	(140)

Net cash provided by operating activities	81,003	44,438

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	33,909	40,225
Purchases of investment securities held to maturity	(33,574)	(32,006)
Proceeds from sales of securities available for sale	18,926	51,105
Proceeds from maturities and paydowns of securities available for sale	380,224	211,227
Purchases of securities available for sale	(421,452)	(675,002)
Purchases of loans	(69,060)	(39,999)
Net decrease in loans	104,024	153,532
BOLI benefits paid	1,523	—
Proceeds from sales of premises and equipment	2,101	1,404
Purchases of premises and equipment, net	(3,560)	(7,589)

Net cash provided by (used in) investing activities	13,061	(297,103)

Cash flows from financing activities:
Net increase in deposits	5,379	648,875
Decrease in mortgage escrow deposits	(74)	(2,146)
Purchases of treasury stock	(191)	(118)
Proceeds from the exercise of stock options	39	—
Cash dividends paid to stockholders	(19,933)	(19,906)
Proceeds from long-term borrowings	122,000	67,000
Payments on long-term borrowings	(227,310)	(156,210)
Net increase (decrease) in short-term borrowings	9,687	(153,848)

Net cash (used in) provided by financing activities	(110,403)	383,647

Net (decrease) increase in cash and cash equivalents	(16,339)	130,982
Cash and cash equivalents at beginning of period	123,743	68,546

Cash and cash equivalents at end of period	$107,404	$199,528

Cash paid during the period for
Interest on deposits and borrowings	$61,501	$87,726

Income taxes	$7,777	$12,372

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009 (Unaudited) (Continued)

(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$3,986	$6,280

Loan securitizations	$—	$84,855

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

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Such estimates are used in connection with the determination of the allowance for loan losses, evaluation of goodwill for impairment, evaluation of other-than-temporary impairment on securities and the evaluation of the need for valuation allowances on deferred tax assets, among others. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current economic environment has increased the degree of uncertainty inherent in this material estimate.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

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

B. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations (dollars in thousands, except share data):

	For the three months ended September 30,						For the nine months ended September 30,
	2010			2009			2010			2009
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Loss	Weighted Average Common Shares Outstanding	Per Share Amount

Net income (loss)	$13,463			$8,676			$37,590			$(128,598)

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$13,463	56,610,647	$0.24	$8,676	56,311,141	$0.15	$37,590	56,533,545	$0.66	$(128,598)	56,240,746	$(2.29)

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$13,463	56,610,647	$0.24	$8,676	56,311,141	$0.15	$37,590	56,533,545	$0.66	$(128,598)	56,240,746	$(2.29)

Anti-dilutive stock options and awards totaling 4,250,190 shares at September 30, 2010, were excluded from the earnings per share calculations.

Note 2. Loans and Allowance for Loan Losses

Loans receivable at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Mortgage loans:
Residential	$1,413,877	$1,491,358
Commercial	1,174,222	1,089,937
Multi-family	305,861	227,663
Construction	133,988	195,889

Total mortgage loans	3,027,948	3,004,847

Commercial loans	741,367	785,818
Consumer loans	568,533	586,459

Total other loans	1,309,900	1,372,277

Premium on purchased loans	7,163	8,012
Unearned discounts	(126)	(266)
Net deferred (fees) costs	(228)	(676)

	$4,344,657	$4,384,194

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$61,490	$51,994	$60,744	$47,712
Provision charged to operations	8,600	6,500	26,600	18,100
Recoveries of loans previously charged off	712	307	1,528	2,198
Loans charged off	(2,038)	(3,070)	(20,108)	(12,279)

Balance at end of period	$68,764	$55,731	$68,764	$55,731

At September 30, 2010, the Company identified $50.1 million of loans as impaired, of which $46.9 million were collateral dependent and $3.2 million were non-collateral dependent. The Company maintained an allowance for loan losses totaling $7.5 million related to $28.7 million of collateral dependent impaired loans at September 30, 2010, based on estimates of the fair value of the collateral, giving consideration to recent appraised values and valuation estimates. In addition, at September 30, 2010, the Company identified $18.2 million of collateral dependent loans as impaired with loan to value ratios less than or equal to 100% for which no allowance for loan losses was required in accordance with GAAP. The Company maintained an allowance for loan losses totaling $285,000 related to $1.1 million of non-collateral dependent impaired loans at September 30, 2010. In addition, at September 30, 2010, the Company identified $2.1 million of non-collateral dependent loans as impaired for which discounted cash flow analyses resulted in no required allowance for loan losses.

At December 31, 2009, the Company identified $41.1 million of loans as impaired, all of which were collateral dependent. The Company maintained an allowance for loan losses totaling $12.5 million related to $30.1 million of collateral dependent impaired loans at December 31, 2009, based on estimates of the fair value of the collateral, giving consideration to recent appraised values and valuation estimates. In addition, at December 31, 2009, the Company identified $11.0 million of collateral dependent loans as impaired with loan to value ratios less than or equal to 100% for which no allowance for loan losses was required in accordance with GAAP.

Note 3. Deposits

Deposits at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Savings	$887,606	$868,835
Money market	1,243,275	1,185,571
NOW	904,085	822,609
Non-interest bearing	539,808	514,552
Certificates of deposit	1,329,782	1,507,610

	$4,904,556	$4,899,177

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

Net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 include the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	—	31	34	$—	—	102	116
Interest cost	285	271	228	224	853	814	696	710
Expected return on plan assets	(432)	(262)	—	—	(1,296)	(786)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(3)	(3)
Amortization of the net (gain) loss	119	179	(207)	(222)	357	537	(594)	(593)

Net periodic benefit (increase) cost	$(28)	188	51	35	$(86)	565	201	230

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it does not expect to contribute to the Plan in 2010. As of September 30, 2010, no contributions to the Plan have been made.

The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2010 was calculated using the results of the January 1, 2010 valuations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition, measured on a recurring and non-recurring basis, at their fair values as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	1,375,781	106,308	1,269,473	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	27,420	—	—	27,420
Foreclosed assets	5,682	—	—	5,682

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	1,333,163	225,851	1,107,312	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	28,309	—	—	28,309
Foreclosed assets	6,384	—	—	6,384
Goodwill	346,290	—	—	346,290

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and nine months ended September 30, 2010, and the year ended December 31, 2009.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and nine months ended September 30, 2010, and the year ended December 31, 2009.

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

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company recognized a goodwill impairment charge of $152.5 million during the three months ended March 31, 2009. The annual goodwill impairment test as of September 30, 2010 was completed in the fourth quarter of 2010. Based upon the step one analysis, goodwill was not impaired and no further charge was required.

There were no changes to the valuation techniques for fair value measurement during the three and nine months ended September 30, 2010 and the twelve months ended December 31, 2009.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are presented in the following table (in thousands):

	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$107,404	107,404	123,743	123,743
Securities available for sale	1,375,781	1,375,781	1,333,163	1,333,163
Investment securities held to maturity	334,405	350,664	335,074	344,385
FHLB-NY stock	34,629	34,629	34,276	34,276
Loans, net	4,275,893	4,479,921	4,323,450	4,424,286

Financial liabilities:
Deposits	$4,904,556	4,920,612	4,899,177	4,913,650
Borrowed funds	903,610	933,157	999,233	1,020,245

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

Note 8. Investment Securities

At September 30, 2010, the Company had $1.38 billion and $334.4 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the weak economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of September 30, 2010 totaled 25, compared with 85 at December 31, 2009. This included five private label mortgage-backed securities at September 30, 2010, with an amortized cost of $27.5 million and unrealized losses totaling $2.1 million. All of these private label mortgage-backed securities were below investment grade at September 30, 2010.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,750	11	—	2,761
Mortgage-backed securities	46,047	2,347	—	48,394
State and municipal obligations	276,549	13,573	(112)	290,010
Corporate obligations	9,059	440	—	9,499

	$334,405	16,371	(112)	350,664

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$1,000	—	(8)	992
Mortgage-backed securities	64,197	1,801	(445)	65,553
State and municipal obligations	260,455	8,037	(206)	268,286
Corporate obligations	9,422	146	(14)	9,554

	$335,074	9,984	(673)	344,385

The Bank generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period.

The amortized cost and fair value of investment securities at September 30, 2010 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2010
	Amortized cost	Fair value
Due in one year or less	$15,666	15,802
Due after one year through five years	97,108	101,521
Due after five years through ten years	99,344	105,469
Due after ten years	76,240	79,478
Mortgage-backed securities	46,047	48,394

	$334,405	350,664

The following table represents the Company’s disclosure on investment securities with temporary impairment at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	5,301	(112)	—	—	5,301	(112)

	$5,301	(112)	—	—	5,301	(112)

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$992	(8)	—	—	992	(8)
Mortgage-backed securities	—	—	9,082	(445)	9,082	(445)
State and municipal obligations	18,138	(206)	—	—	18,138	(206)
Corporate obligations	2,246	(14)	—	—	2,246	(14)

	$21,376	(228)	9,082	(445)	30,458	(673)

Based on its detailed review of the securities portfolio, the Company believes that as of September 30, 2010, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk and whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$105,322	986	—	106,308
Mortgage-backed securities	1,213,776	36,750	(2,590)	1,247,936
State and municipal obligations	10,831	708	—	11,539
Corporate obligations	9,549	449	—	9,998

	$1,339,478	38,893	(2,590)	1,375,781

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$223,951	1,901	—	225,851
Mortgage-backed securities	1,076,467	19,911	(11,698)	1,084,680
State and municipal obligations	12,199	575	(73)	12,701
Corporate obligations	9,567	437	(74)	9,931

	$1,322,184	22,824	(11,845)	1,333,163

The amortized cost and fair value of securities available for sale at September 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2010
	Amortized cost	Fair value
Due in one year or less	$66,838	67,618
Due after one year through five years	53,248	54,217
Due after five years through ten years	5,616	6,010
Mortgage-backed securities	1,213,776	1,247,936

	$1,339,478	1,375,781

No securities were sold in the three months ended September 30, 2010. Proceeds from the sale of securities available for sale for the nine months ended September 30, 2010 were $18,926,000, resulting in gross gains of $833,000, with no gross losses. Proceeds from the sale of securities available for sale for the three months ended September 30, 2009 were $2,533,000, resulting in gross gains of $208,000 and gross losses of $13,000. For the nine months ended September 30, 2009, sales of securities generated total proceeds of $51,105,000, resulting in gross gains and gross losses of $1,498,000 and $124,000, respectively.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$145,453	(476)	25,340	(2,114)	170,793	(2,590)

	$145,453	(476)	25,340	(2,114)	170,793	(2,590)

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$272,909	(2,939)	55,226	(8,759)	328,135	(11,698)
State and municipal obligations	737	(17)	1,056	(56)	1,793	(73)
Corporate obligations	—	—	922	(74)	922	(74)

	$273,646	(2,956)	57,204	(8,889)	330,850	(11,845)

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

Beginning credit loss amount as of December 31, 2009	$768
Add: Initial OTTI credit losses
Subsequent OTTI credit losses	170
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of September 30, 2010	$938

For the three months ended September 30, 2010, the Company did not incur a net other-than-temporary impairment charge on its investment securities portfolio. A $701,000 charge was recognized in the third quarter of 2009. The impairment charges in 2009 related to reductions in the market value of investments in common stock of publicly traded financial institutions.

For the nine months ended September 30, 2010 and 2009, the Company recognized net other-than-temporary impairment charges on securities of $170,000 and $1.5 million, respectively. For the nine months ended September 30, 2010, the impairment charge related to an investment in a non-agency mortgage-backed security, and for the prior year period, the other than temporary impairment charges included $238,000 related to a non-agency mortgage-backed security and a $1.3 million charge related to the reduction in the market value of investments in the common stock of publicly traded financial institutions.

The temporary loss position associated with the remaining debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2010, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed at September 30, 2010.

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

The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company also advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Company’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analysis that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. A sample of risk ratings are also reviewed and confirmed through the Loan Review function and periodically, by the Credit Committee in the credit renewal or approval process.

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

Management believes the primary risks inherent in the portfolio are a continued decline in the economy, generally, a continued decline in real estate market values, rising unemployment or a protracted period of unemployment at current elevated levels, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

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

The goodwill impairment analysis is a two-step process to evaluate the potential impairment of the goodwill on the financial statements of the Bank. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. Four standard valuation methodologies common to valuation in business combination transactions involving financial institutions were used: (1) the Public Market Peers approach based on the trading prices of similar publicly traded companies as measured by standard valuation ratios; (2) the Comparable Transactions approach based on pricing ratios recently paid in the sale or merger of comparable banking franchises; (3) the Control Premium approach based on the Company’s trading price (a proxy for the Bank’s market pricing ratios were it publicly traded) followed by the application of an industry-based control premium; and (4) the Discounted Cash Flow (“DCF”) approach where value is estimated based on the present value of projected dividends and a terminal value. These valuation techniques take into account the Bank’s recent operating history, current operating environment and future prospects.

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

Significant assumptions made in the estimation of the fair value of the Reporting Unit using the Public Market Peers, Comparable Transactions, and Control Premium approaches included the comparability of the selected regional and national peers, subjective adjustments for variations in franchise value and credit risk versus peers, and adjustments for projected market trends. In addition, assumptions were made in the use of the DCF approach regarding projections of future free cash flow resulting from asset growth, profitability, dividend payouts, and non-cash expenses. All of these assumptions may be affected by a number of factors, including, but not limited to, changes in interest rates, regulation and legislation, and competition. For the purpose of the impairment evaluation performed as of September 30, 2010, it was assumed that external factors would remain consistent with the then current environment.

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

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company determined that the carrying amount of the goodwill exceeded its implied fair value and an impairment charge in the amount of $152.5 million was recognized as of March 31, 2009. The annual goodwill impairment test as of September 30, 2010 was completed in the fourth quarter of 2010, with no further impairment indicated based on the step one analysis. The step one analysis at September 30, 2010 indicated that the fair value of the reporting unit substantially exceeded the carrying value of the reporting unit by 27.9%. At September 30, 2010, the carrying value of goodwill was $346.3 million.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 6 to the unaudited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery. The Company did not incur an other-than-temporary securities impairment loss for the three months ended September 30, 2010, compared to a $701,000 charge recognized in the same period of 2009. For the nine months ended September 30, 2010 and 2009, the Company recognized net other-than-temporary impairment charges of $170,000 and $1.5 million, respectively.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Total assets at September 30, 2010 were $6.78 billion, a decrease of $53.9 million from $6.84 billion at December 31, 2009, due primarily to decreases in loans, other assets, cash and cash equivalents, partially offset by an increase in securities available for sale.

Cash and cash equivalents decreased $16.3 million to $107.4 million at September 30, 2010, from $123.7 million at December 31, 2009. The Company utilized these funds to purchase securities available for sale and repay maturing borrowings.

Securities available for sale, at fair value, increased $42.6 million, or 3.2%, to $1.38 billion at September 30, 2010, compared to $1.33 billion at December 31, 2009. The increase in securities available for sale was primarily due to purchases of Agency-guaranteed mortgage-backed securities. The Company sold $18.1 million of Agency-guaranteed mortgage-backed securities as part of its interest rate risk management process during the first quarter of 2010, resulting in net gains of $817,000. The weighted average life of the Company’s available for sale securities portfolio was 2.5 years at September 30, 2010 compared to 3.0 years at December 31, 2009.

Total net loans at September 30, 2010 decreased $47.6 million, or 1.1%, to $4.28 billion, compared to $4.32 billion at December 31, 2009. Loan originations totaled $759.8 million and loan purchases totaled $69.1 million for the nine months ended September 30, 2010. Compared with December 31, 2009, residential mortgage loans decreased $77.5 million, construction loans decreased $61.9 million, commercial loans decreased $46.1 million and consumer loans decreased $17.9 million, while commercial mortgage and multi-family mortgage loans increased $85.9 million and $78.2 million, respectively. The decreases in residential mortgages and consumer loans are due to refinance activity, the market preference for fixed rate loans, which the Company chooses to sell rather than retain for portfolio and the lack of qualified loan demand. The decrease in construction loans is representative of the slow real estate market and the lack of qualified loan demand. In addition, total residential mortgage loans decreased as a result of the sale of $12.4 million of newly-originated, primarily 30-year fixed-rate loans as part of the Company’s interest rate risk management process.

Commercial and multi-family real estate, construction and commercial loans totaled $2.36 billion, representing 54.3% of the loan portfolio at September 30, 2010, compared to $2.30 billion, or 52.5% of the loan portfolio at December 31, 2009. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of residential mortgage loans and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.98 billion and accounted for 45.7% of the loan portfolio at September 30, 2010, compared to $2.08 billion, or 47.5% of the portfolio at December 31, 2009.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at September 30, 2010 was $15.9 million. Of this total, nine loans totaling $3.3 million were 90 days or more delinquent. General valuation reserves of 10.0%, or $334,000, were allocated to these loans at September 30, 2010.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $125.1 million and $105.6 million, respectively, at September 30, 2010. The Company’s participations in SNCs included five loans classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $50.1 million and outstanding balances of $49.3 million at September 30, 2010. Of these adversely classified SNCs, four loans are commercial construction loans on properties located in New York City and one is a commercial loan to a New Jersey business. All of the Company’s SNC participations were current as to the payment of principal and interest as of September 30, 2010.

The Company had outstanding junior lien mortgages totaling $302.5 million at September 30, 2010. Of this total, 46 loans totaling $3.2 million were 90 days or more delinquent. General valuation reserves of 10%, or $320,000, were allocated to these loans at September 30, 2010.

The Company had outstanding indirect marine loans totaling $71.0 million at September 30, 2010. Of this total, seven loans totaling $1.5 million were 90 days or more delinquent. General valuation reserves of 30%, or $445,000, were allocated to these loans at September 30, 2010. The Bank curtailed its marine lending in 2008 and 2009. Marine loans are currently originated on a direct limited basis as an accommodation to existing customers.

At September 30, 2010, the Company had two commercial lending relationships totaling $2.8 million classified as troubled debt restructurings, which were performing in accordance with their modified terms.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Mortgage loans:
Residential	$38,297	28,622
Commercial	19,548	23,356
Multi-family	62	—
Construction	9,965	13,186

Total mortgage loans	67,872	65,164

Commercial loans	28,515	12,548
Consumer loans	7,123	6,765

Total non-performing loans	103,510	84,477

Foreclosed assets	5,682	6,384

Total non-performing assets	$109,192	90,861

The following table sets forth information regarding the Company’s 60-89 day delinquent loans at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Mortgage loans:
Residential	$6,749	6,093
Commercial	970	778
Multi-family	206	—
Construction	322	1,051

Total mortgage loans	8,247	7,922

Commercial loans	384	3,934
Consumer loans	3,449	2,766

Total 60-89 day delinquent loans	$12,080	14,622

At September 30, 2010, the allowance for loan losses totaled $68.8 million, or 1.58% of total loans, compared with $60.7 million, or 1.39% of total loans at December 31, 2009. Total non-performing loans increased $19.0 million to $103.5 million, or 2.38% of total loans at September 30, 2010, from $84.5 million, or 1.93% of total loans at December 31, 2009.

Non-performing commercial loans increased $16.0 million, to $28.5 million at September 30, 2010, from $12.5 million at December 31, 2009. This increase consisted primarily of four relationships which totaled $18.5 million, offset by net charge-offs in the nine month period of $6.8 million. At September 30, 2010, non-performing commercial loans consisted of 82 loans, with the largest single outstanding loan balance being $6.5 million.

Non-performing residential mortgage loans increased $9.7 million, to $38.3 million at September 30, 2010, from $28.6 million at December 31, 2009. The Company attributes the increase in non-performing residential mortgages to continued unemployment, declining property values and increased personal debt levels.

Non-performing consumer loans increased $358,000, to $7.1 million at September 30, 2010, from $6.8 million at December 31, 2009. This was primarily due to an increase in non-performing home equity loans and lines of credit, offset by a reduction in non-performing indirect marine loans.

Non-performing commercial mortgage loans decreased $3.8 million, to $19.5 million at September 30, 2010, from $23.4 million at December 31, 2009. The decrease in non-performing commercial mortgage loans was largely attributable to net charge-offs of $5.8 million, offset by the addition of a $2.0 million commercial mortgage loan, secured by collateral with an estimated current loan-to-value ratio of 53%.

Non-performing construction mortgage loans decreased $3.2 million, to $10.0 million at September 30, 2010, from $13.2 million at December 31, 2009, primarily due to the completed foreclosure of a $2.7 million loan and $429,000 of repayments on a SNC.

At September 30, 2010, the Company held $5.7 million of foreclosed assets, compared with $6.4 million at December 31, 2009. Foreclosed assets are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $4.5 million of commercial real estate, $241,000 of residential properties and $929,000 of marine vessels at September 30, 2010.

Non-performing assets totaled $109.2 million, or 1.61% of total assets at September 30, 2010, compared with $90.9 million, or 1.33% of total assets at December 31, 2009.

Other assets decreased $25.8 million, or 29.4%, to $61.8 million at September 30, 2010, from $87.6 million at December 31, 2009, primarily due to the settlement of equity fund redemptions that were pending as of December 31, 2009, the amortization of prepaid FDIC insurance and income tax accruals.

Total deposits at September 30, 2010 were $4.90 billion, an increase of $5.4 million, from December 31, 2009. Core deposits, consisting of all savings and demand deposit accounts, increased $183.2 million, or 5.4% to $3.57 billion at September 30, 2010, compared with December 2009. Higher-costing time deposits decreased $177.8 million, or 11.8 % to $1.33 billion at September 30, 2010, compared with $1.51 billion at December 31, 2009.

Core deposits represented 72.9% of total deposits at September 30, 2010, compared to 69.2% of total deposits at December 31, 2009. Within core deposits, NOW checking account balances increased $81.5 million, to $904.1 million at September 30, 2010, money market account balances increased $57.7 million, to $1.24 billion at September 30, 2010, non-interest bearing demand deposit accounts increased $25.3 million, to $539.8 million at September 30, 2010, and savings account balances increased $18.8 million, to $887.6 million at September 30, 2010. These increases were primarily due to increases in municipal money market and checking account balances, Provident SmartChecking and Platinum relationship checking and money market account balances, and business checking account balances. Time deposit decreases were primarily in the 15- and 18-month maturity categories.

Borrowed funds were reduced by $95.6 million, or 9.6%, during the nine months ended September 30, 2010, to $903.6 million, as the Company deployed excess liquidity arising from increased core deposit funding, and cash inflows from the loan portfolio. Borrowed funds represented 13.3% of total assets at September 30, 2010, a reduction from 14.6% at December 31, 2009.

Total stockholders’ equity increased $36.5 million, or 4.1%, to $921.0 million at September 30, 2010, from $884.6 million at December 31, 2009. This increase was primarily due to net income of $37.6 million, a net increase of $15.1 million in other comprehensive income and a net increase of $3.9 million in the allocation of shares to stock-based compensation plans, partially offset by $19.9 million in cash dividends. At September 30, 2010, book value per share and tangible book value per share were $15.37 and $9.45, respectively, compared with $14.79 and $8.80, respectively, at December 31, 2009.

Common stock repurchases during the nine months ended September 30, 2010 totaled 17,600 shares at an average cost of $10.86 per share. At September 30, 2010, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. The Company’s primary sources of funds are deposits, FHLB-NY advances, repurchase agreements, loan repayments, maturities of investments and cash flows from mortgage-backed securities. Scheduled loan amortization is a fairly predictable source of funds, while loan and mortgage-backed securities prepayments and deposit flows are influenced by interest rates, local economic conditions and the competitive marketplace. Additional sources of liquidity that are available to the Company, should the need arise, are a $100 million overnight line of credit and a $100 million one-month overnight re-pricing line of credit, each with the FHLB-NY. As of September 30, 2010, the Company did not have any outstanding borrowings against these lines of credit.

Cash needs for the nine months ended September 30, 2010 were provided for primarily from income and principal payments on investments, mortgage-backed securities, and loans, sales of loans and securities, and deposit inflows. The cash was used primarily to fund interest and operating expenses, investment and loan purchases, repayment of borrowings and current loan originations.

As of September 30, 2010, the Bank and the Company exceeded all current regulatory capital requirements as follows:

	At September 30, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$256,584	4.00%	$456,380	7.11%
Tier 1 risk-based capital	168,852	4.00	456,380	10.81
Total risk-based capital	337,704	8.00	509,344	12.07

Company:
Regulatory Tier 1 leverage capital	$256,613	4.00%	$545,017	8.50%
Tier 1 risk-based capital	168,832	4.00	545,017	12.91
Total risk-based capital	337,664	8.00	597,975	14.17

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

General. The Company reported net income of $13.5 million, or $0.24 per basic and diluted share for the three months ended September 30, 2010, compared to net income of $8.7 million, or $0.15 per basic and diluted share for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the Company reported net income of $37.6 million, or $0.66 per basic and diluted share. Excluding a non-cash goodwill impairment charge recorded in the first quarter of 2009, net operating income for the nine months ended September 30, 2009 was $23.9 million, or $0.43 per basic and diluted share. The Company recognized a $152.5 million, or $2.71 per share goodwill impairment charge during the quarter ended March 31, 2009. This accounting charge resulted in a net loss of $128.6 million, or $2.29 per basic and diluted share for the nine months ended September 30, 2009.

Earnings and per share data for the three and nine months ended September 30, 2010, compared with the same periods in 2009, benefitted from lower funding costs, with net interest income increasing $7.7 million and $23.5 million, for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009. This improvement was partially offset by increases in the provision for loan losses of $2.1 million and $8.5 million for the three and nine months ended September 30, 2010, respectively, compared with the same periods in 2009, due to increases in non-performing loans; downgrades in credit risk ratings; and an increase in commercial loans as a percentage of the total loan portfolio. In addition, prior year earnings and per share data for the nine months ended September 30, 2009 were impacted by an industry-wide special assessment imposed by the FDIC as part of its plan to restore the deposit insurance fund. The cost of this special assessment to the Company in the second quarter of 2009 was $1.9 million, or $0.03 per basic and diluted share, net of tax.

Net Interest Income. Total net interest income increased $7.7 million, or 17.0%, to $53.0 million for the quarter ended September 30, 2010, from $45.3 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, total net interest income increased $23.5 million, or 17.8%, to $155.9 million, from $132.4 million for the same period in 2009. Interest income for the third quarter of 2010 decreased $1.1 million to $71.9 million from $73.0 million for the same period in 2009. For the nine months ended September 30, 2010, interest income decreased $2.5 million to $216.3 million, from $218.8 million for the nine months ended September 30, 2009. Interest expense decreased $8.9 million, or 32.0%, to $18.9 million for the quarter ended September 30, 2010, from $27.7 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, interest expense decreased $26.0 million, or 30.1%, to $60.4 million, from $86.4 million for the nine months ended September 30, 2009. The improvement in net interest income for the three and nine months ended September 30, 2010, versus the comparable 2009 periods, was attributable to the continued downward re-pricing of interest-bearing liabilities and the strategic repositioning of the deposit portfolio. The Company remains focused on creating and expanding core deposit relationships, while strategically permitting the run-off of certain higher-cost single service time deposits.

The net interest margin for the quarter ended September 30, 2010 was 3.50%, an increase of 2 basis points and 49 basis points, from 3.48% for the quarter ended June 30, 2010, and from 3.01% for the quarter ended September 30, 2009, respectively. The increase in the net interest margin for the three months ended September 30, 2010, versus the trailing quarter and the quarter ended September 30, 2009, was primarily attributable to decreases in the cost of interest-bearing liabilities. The weighted average yield on interest-earning assets was 4.74% for the three months ended September 30, 2010, compared with 4.81% for the trailing quarter and 4.84% for the three months ended September 30, 2009. The weighted average cost of interest-bearing liabilities was 1.42% for the quarter ended September 30, 2010, compared with 1.51% for the trailing quarter and 2.07% for the third quarter of 2009. The average cost of deposits for the three months ended September 30, 2010 was 1.05%, compared with 1.13% for the trailing quarter and 1.73% for the same period last year. The average cost of borrowings for the three months ended September 30, 2010 was 3.15%, compared with 3.27% for the trailing quarter and 3.50% for the same period last year.

For the nine months ended September 30, 2010, the net interest margin increased 43 basis points to 3.45%, compared with 3.02% for the nine months ended September 30, 2009. The increase in net interest margin for the nine months ended September 30, 2010, versus the same period in 2009, was primarily attributable to decreases in the cost of interest-bearing liabilities. The weighted average yield on interest-earning assets declined 22 basis points to 4.78% for the nine months ended September 30, 2010, compared with 5.00% for the nine months ended September 30, 2009, however the weighted average cost of interest-bearing liabilities declined 72 basis points to 1.52% for the nine months ended September 30, 2010, compared with 2.24% for the same period in 2009. The average cost of deposits for the nine months ended September 30, 2010 was 1.15%, compared with 1.90% for the same period last year. The average cost of borrowings for the nine months ended September 30, 2010 was 3.26%, compared with 3.52% for the same period last year.

For the three months ended September 30, 2010, the average balance of net loans decreased $32.8 million to $4.25 billion, from $4.29 billion for the same period in 2009. Income on loans secured by real estate increased $1.1 million to $40.4 million, or 2.9% for the three months ended September 30, 2010, from $39.3 million for the three months ended September 30, 2009. Interest income on commercial loans decreased $651,000 to $10.5 million, or 5.9% for the three months ended September 30, 2010, from $11.1 million for the three months ended September 30, 2009. Consumer loan interest income decreased $637,000, or 8.3%, to $7.1 million for the three months ended September 30, 2010, from $7.7 million for the three months ended September 30, 2009. The average loan yield for the three months ended September 30, 2010, increased 2 basis points to 5.42%, from 5.40% for the same period in 2009.

For the nine months ended September 30, 2010, the average balance of net loans decreased $42.6 million, or 1.0%, to $4.27 billion, from $4.31 billion for the same period in 2009. Income on loans secured by real estate decreased $794,000, or 0.7%, to $120.4 million for the nine months ended September 30, 2010, from $119.6 million for the nine months ended September 30, 2009. Interest income on commercial loans decreased $1.2 million, or 3.8%, to $31.0 million for the nine months ended September 30, 2010, from $32.2 million for the nine months ended September 30, 2009. Consumer loan interest income decreased $2.3 million, or 9.8%, to $21.5 million for the nine months ended September 30, 2010, from $23.8 million for the nine months ended September 30, 2009. The average loan yield for the nine months ended September 30, 2010, decreased 3 basis points to 5.41%, from 5.44% for the same period in 2009.

Interest income on investment securities held to maturity decreased $161,000, or 4.8%, to $3.2 million for the quarter ended September 30, 2010, from $3.3 million for the quarter ended September 30, 2009. Average investment securities held to maturity decreased $5.5 million, or 1.6%, to $332.9 million for the quarter ended September 30, 2010, from $338.4 million for the same period last year. For the nine months ended September 30, 2010, interest income on investment securities held to maturity decreased $486,000, or 4.8%, to $9.6 million, from $10.1 million for the same period in 2009. Average investment securities held to maturity decreased $6.7 million, or 2.0%, to $333.4 million for the nine months ended September 30, 2010, from $340.0 million for the same period last year.

Interest income on securities available for sale and FHLB-NY stock decreased $814,000, or 7.1%, to $10.7 million for the quarter ended September 30, 2010, from $11.5 million for the quarter ended September 30, 2009. The average balance of securities available for sale increased $109.6 million, or 9.2%, to $1.30 billion for the three months ended September 30, 2010, from $1.19 billion for the same period in 2009. For the nine months ended September 30, 2010, interest income on securities available for sale and FHLB-NY stock increased $773,000, or 2.4%, to $33.6 million, from $32.9 million for the nine months ended September 30, 2009. The average balance of securities available for sale increased $277.8 million, or 27.6%, to $1.29 billion for the nine months ended September 30, 2010, from $1.01 billion for the same period in 2009. The average yield of securities available for sale decreased to 3.18% and 3.36% for the three and nine months ended September 30, 2010, respectively, from 3.71% and 4.17% for the three and nine months ended September 30, 2009, respectively.

The average balance of interest-bearing core deposit accounts increased $347.7 million, or 13.2%, to $2.99 billion for the quarter ended September 30, 2010, from $2.64 billion for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, average interest-bearing core deposits increased $511.8 million, or 21.0%, to $2.95 billion, from $2.44 billion for the same period in 2009. Average time deposit account balances decreased $298.7 million, or 18.0%, to $1.36 billion for the quarter ended September 30, 2010, from $1.66 billion for the same period in 2009. For the nine months ended September 30, 2010, average time deposits decreased $246.1 million, or 14.9%, to $1.41 billion, from $1.65 billion for the same period in 2009. Interest paid on deposit accounts decreased $7.2 million, or 38.5%, to $11.6 million for the quarter ended September 30, 2010, from $18.8 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, interest paid on deposit accounts declined $20.8 million, or 35.8%, to $37.3 million, from $58.1 million for the nine months ended September 30, 2009. The average cost of interest-bearing deposits decreased to 1.05% and 1.15% for the three and nine months ended September 30, 2010, respectively, from 1.73% and 1.90% for the three and nine months ended September 30, 2009, respectively.

Average borrowings decreased $95.1 million, or 9.4%, to $917.1 million for the quarter ended September 30, 2010, from $1.01 billion for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, average borrowings decreased $129.5 million, or 12.1%, to $943.4 million, from $1.07 billion for the nine months ended September 30, 2009. Interest paid on borrowed funds decreased $1.6 million, or 18.3%, to $7.3 million for the quarter ended September 30, 2010, from $8.9 million for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, interest paid on borrowed funds decreased $5.2 million, or 18.5%, to $23.0 million, from $28.3 million for the nine months ended September 30, 2009. The average cost of borrowings decreased to 3.15% and 3.26% for the three and nine months ended September 30, 2010, respectively, from 3.50% and 3.52% for the three and nine months ended September 30, 2009, respectively.

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

The Company recorded provisions for loan losses of $8.6 million and $26.6 million for the three and nine months ended September 30, 2010, respectively. This compared with provisions for loan losses of $6.5 million and $18.1 million recorded for the three and nine months ended September 30, 2009, respectively. The increase in the provision for loan losses for the three and nine months ended September 30, 2010, compared with the same periods in 2009, was attributable to an increase in non-performing loans, downgrades in risk ratings, and an increase in commercial loans as a percentage of the loan portfolio to 54.3% at September 30, 2010, from 50.9% at September 30, 2009. For the three and nine months ended September 30, 2010, the Company had net charge-offs of $1.3 million and $18.6 million, respectively, compared with net charge-offs of $2.8 and $10.1 million, respectively, for the same periods in 2009. At September 30, 2010, the Company’s allowance for loan losses was 1.58% of total loans, compared with 1.39% of total loans at December 31, 2009 and 1.29% of total loans at September 30, 2009.

Non-Interest Income. Non-interest income totaled $7.8 million for the quarter ended September 30, 2010, a decrease of $785,000 compared to the same period in 2009. Fee income for the quarter ended September 30, 2010 decreased $635,000, or 9.5%, compared to the same period in 2009, primarily as a result of a decrease in equity fund income due to the redemption of equity fund holdings in late 2009. In addition, net gains on securities transactions declined $179,000 for the quarter ended September 30, 2010, compared with the same quarter in 2009. Other income for the quarter ended September 30, 2010 totaled $482,000, a decrease of $522,000 compared to the same period in 2009. This decrease was attributable to a reduction in gains resulting from fewer loan sales. Income related to Bank-owned life insurance decreased $150,000 for the three month period ended September 30, 2010, compared to the same period in 2009, as a result of reductions in crediting rates. Partially offsetting these decreases for the current quarter ended September 30, 2010, the Company did not incur an other-than-temporary impairment charge on investments securities, compared to a $701,000 charge recognized in the third quarter of 2009.

For the nine months ended September 30, 2010, non-interest income totaled $23.8 million, a decrease of $634,000, or 2.6%, compared to the same period in 2009. Other income declined by $1.3 million for the nine months ended September 30, 2010, compared with the same period in 2009, primarily as a result of a reduction in gains resulting from fewer loan sales and a non-recurring gain recognized on the sale of a Bank-owned parcel of land in 2009. Fee income for the nine months ended September 30, 2010 decreased $710,000, or 3.9%, compared to the same period in 2009, primarily as a result of a decrease in equity fund income due to the redemption of equity fund holdings in late 2009. In addition, net gains on securities transactions declined $541,000 for the nine months ended September 30, 2010, compared with the same period in 2009. These net gains on securities transactions totaled $833,000 for the nine months ended September 30, 2010, compared with net gains of $1.4 million for the same period in 2009. The Company recognized net other-than-temporary impairment charges of $170,000 and $1.5 million during the nine months ended September 30, 2010 and 2009, respectively. Income related to Bank-owned life insurance increased $557,000 for the nine month period ended September 30, 2010, compared to the same period in 2009, as a result of appreciation in the cash surrender value and receipt of policy claim proceeds in the second quarter of 2010.

Non-Interest Expense. For the three months ended September 30, 2010, non-interest expense decreased $1.9 million, or 5.3%, to $34.1 million, compared to $36.0 million for the three months ended September 30, 2009. FDIC insurance expense decreased $617,000 for the three months ended September 30, 2010, compared with the same period in 2009. Compensation and benefits expense decreased $493,000 for the three months ended September 30, 2010, compared with the same period in 2009, due to costs associated with the retirement of two senior executives in the prior year quarter. This reduction was partially offset by an increase in the accrual for incentive compensation in the quarter ended September 30, 2010. The increase in incentive compensation is based upon the Company’s current projection of performance goal attainment. Amortization of intangibles decreased $273,000 for the three months ended September 30, 2010, compared with the same period of 2009, as a result of scheduled reductions in core deposit intangible amortization. In addition, data processing expense decreased $180,000 for the three months ended September 30, 2010, compared with the same period in 2009, and other operating expenses decreased $166,000 for the quarter ended September 30, 2010, compared with the same period last year.

Non-interest expense for the nine months ended September 30, 2010 was $102.8 million. Excluding the $152.5 million goodwill impairment charge recorded in the first quarter of 2009, non-interest expense decreased $4.6 million, or 4.3%, from $107.4 million for the nine months ended September 30, 2009. FDIC insurance expense decreased $2.1 million for the nine months ended September 30, 2010, compared with the same period in 2009. In the prior year period, a special assessment was imposed on the Company as part of an industry-wide plan to restore the deposit insurance fund. The FDIC special assessment of $3.1 million was accrued during the quarter ended June 30, 2009 and paid September 30, 2009. The decrease was partially offset by an increase in expense resulting from an increase in FDIC premium rates and a larger deposit base subject to assessment. In addition, amortization of intangibles decreased $1.1 million for the nine months ended September 30, 2010, compared with the same period of 2009, as a result of scheduled reductions in core deposit intangible amortization and the non-recurring acceleration in core deposit intangible amortization related to the sale of branches in 2009. Other operating expenses totaled $17.0 million for the nine months ended September 30, 2010, a decrease of $656,000 from the same prior year period. This reduction was primarily due to non-recurring costs incurred in the nine months ended September 30, 2009 related to the dissolution of a real estate joint venture.

Income Tax Expense. For the three months ended September 30, 2010, the Company’s income tax expense was $4.7 million, compared with $2.8 million for the same period in 2009. For the nine months ended September 30, 2010, the Company’s income tax expense was $12.8 million, compared with $7.4 million for the same period in 2009. The increase in income tax expense was attributable to higher pre-tax income and a higher effective tax rate. The Company’s effective tax rates were 25.9% and 25.4%, respectively, for the three and nine months ended September 30, 2010, compared with 24.1% and 23.6%, excluding the impact of the goodwill impairment charge recognized in the first quarter of 2009, which was not tax deductible, for the three and nine months ended September 30, 2009, respectively. The increase in the effective tax rate was attributable to a projection of higher taxable income for the full year 2010.

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

Quantitative Analysis. Current and future sensitivity to changes in interest rates is measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest-bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market accounts move at 25% of the rate ramp in either direction; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2010 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$201,140	(7,533)	(3.6)
Static	208,673	—	—
+100	207,876	(797)	(0.4)
+200	203,288	(5,385)	(2.6)
+300	199,864	(8,809)	(4.2)

The preceding table indicates that as of September 30, 2010, in the event of a 300 basis point increase in interest rates whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 4.2%, or $8.8 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 3.6%, or $7.5 million. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2010 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,221,520	(4,326)	(0.35)	17.07	(0.68)
Flat	1,225,846	—	—	17.18	—
+100	1,182,960	(42,886)	(3.50)	16.76	(2.48)
+200	1,117,311	(108,535)	(8.85)	16.05	(6.61)
+300	1,022,352	(203,494))	(16.60)	14.94	(13.05)

The above table indicates that as of September 30, 2010, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 16.6%, or $203.5 million. If rates were to decrease 100 basis points, the model forecasts a 0.35%, or $4.3 million decrease in the present value of equity. Due to the current Federal Reserve Bank targets for the Federal Funds rate between 0.25% and 0.00%, a forecast of rates declining 200 basis points is not meaningful.

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

Except as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,2010, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operation.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)

July 1, 2010 Through July 31, 2010	—	—	—	2,122,333

August 1, 2010 Through August 31, 2010	—	—	—	2,122,333

September 1, 2010 Through September 30, 2010	1,105	$12.19	1,105	2,121,228

Total	1,105	$12.19	1,105

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous program. The Board-approved repurchase program has no expiration date.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

Item 4.	[REMOVED and RESERVED]

Item 5.	OTHER INFORMATION.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Employment Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. [11]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. [8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 22, 2009. [9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed.
[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
[8]	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[9]	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[10]	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566)
[11]	Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2010	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2010	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2010	By:	/s/ Frank Muzio
Frank Muzio
First Vice President and Chief Accounting Officer
(Principal Accounting Officer)