Form 10-K
period 2010-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2011-03-01
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 1-31566

PROVIDENT FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	42-1547151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

239 Washington Street, Jersey City, New Jersey	07302
(Address of Principal Executive Offices)	(Zip Code)

(732) 590-9200

(Registrant’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 1, 2011, there were 83,209,293 issued and 60,349,068 shares of the Registrant’s Common Stock outstanding, including 426,683 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2010, as quoted by the NYSE, was approximately $676.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

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

At December 31, 2010, the Company had total assets of $6.82 billion, net loans of $4.34 billion, total deposits of $4.88 billion, and total stockholders’ equity of $921.7 million. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.

Capital Management. The Company paid cash dividends totaling $25.0 million and repurchased 17,700 shares of its common stock at a cost of $193,000 in 2010. The Company has curtailed common stock repurchase activity since 2009 to preserve capital in response to the difficult economic environment. The Company and the Bank were “well capitalized” at December 31, 2010 under current regulatory standards.

Available Information. The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All filed SEC reports and interim filings can also be obtained from the Bank’s website, www.providentnj.com, on the “Investor Relations” page, without charge from the Company.

The Provident Bank

Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank headquartered in Jersey City, New Jersey. The Bank is a community- and customer-oriented bank currently operating 81 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union, which the Bank considers its primary market area. The Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its markets. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

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

Asset Quality. As of December 31, 2010, non-performing assets were $100.1 million or 1.47% of total assets, compared to $90.9 million or 1.33% of total assets at December 31, 2009. While the Bank’s non-performing asset levels have been adversely impacted by the troubled residential real estate market and the challenging economic environment, the Bank continues to focus on conservative underwriting criteria and on aggressive collection efforts.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $3.60 billion at December 31, 2010, representing 73.8% of total deposits, compared with $3.39 billion, or 69.2% of total deposits at December 31, 2009. The Bank also focuses on increasing the number of households and businesses served and the number of bank products per customer.

Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment products and wealth and asset management services to generate non-interest income. Total non-interest income was $31.6 million for the year ended December 31, 2010, compared with $31.5 million for the year ended December 31, 2009, and fee income was $23.7 million for the year ended December 31, 2010, compared with $24.2 million for the year ended December 31, 2009.

Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2010, 43.1% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2010, the Bank’s securities portfolio totaled $1.72 billion and had an average expected life of 3.42 years.

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2010, the Bank operated a network of 81 full-service banking offices throughout eleven counties in northern and central New Jersey, comprised of 14 offices in Hudson County, 3 in Bergen, 7 in Essex, 1 in Mercer, 24 in Middlesex, 10 in Monmouth, 10 in Morris, 4 in Ocean, 1 in Passaic, 4 in Somerset and 3 in Union Counties. The Bank also maintains a Wealth Management office in Madison, New Jersey, The

Provident Loan Center in Woodbridge, New Jersey, and satellite Loan Production offices in Convent Station and Princeton, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s eleven-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population data for 2010, the Bank’s eleven-county market area has a population of 6.6 million, which was 74.3% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, employment trends in New Jersey during 2010 witnessed a decrease in the unemployment rate to 9.1% at December 31, 2010, compared to a rate of 10.1% at December 31, 2009.

Within its eleven-county market area, the Bank had an approximate 2.46% share of bank deposits as of June 30, 2010, the latest date for which statistics are available, and an approximate 2.05% deposit share of the New Jersey market statewide.

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

LENDING ACTIVITIES

The Bank originates commercial real estate loans, commercial business loans, fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate and other consumer loans, generally located within its primary market area.

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

The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, office buildings, and retail and industrial properties. Generally, these loans have terms of either 5 or 10 years.

The Bank historically provided construction loans for both single family and condominium projects intended for sale and projects that will be retained as investments by the borrower. During 2009 and 2010, the Bank significantly reduced construction loan originations due to adverse market conditions. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

The Bank originates consumer loans that are secured, in most cases, by a borrower’s assets. Home equity loans and home equity lines of credit that are secured by a first or second mortgage lien on the borrower’s residence comprise the largest category of the Bank’s consumer loan portfolio. The Bank’s consumer loan portfolio also includes marine loans made on an indirect basis that are secured by a first lien on recreational boats. The marine loans were generated via boat dealers located on the East Coast of the United States. The Bank curtailed its indirect marine lending in 2009 and discontinued indirect marine lending in 2010. Marine loans are currently made on a direct, limited accommodation basis to existing customers.

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,386,326	31.93%	$1,491,358	34.49%	$1,793,123	40.03%	$1,705,747	40.08%	$1,623,374	43.28%
Commercial mortgage loans	1,180,147	27.19	1,089,937	25.21	923,044	20.60	847,907	19.93	701,519	18.70
Multi-family mortgage loans	387,189	8.92	227,663	5.27	189,462	4.23	67,546	1.59	69,356	1.85
Construction loans	125,192	2.88	195,889	4.53	233,727	5.22	309,569	7.27	282,898	7.54

Total mortgage loans	3,078,854	70.92	3,004,847	69.50	3,139,356	70.08	2,930,769	68.87	2,677,147	71.37

Commercial loans	755,487	17.40	785,818	18.18	753,173	16.81	712,062	16.73	508,785	13.43
Consumer loans	569,597	13.12	586,459	13.56	624,282	13.94	644,134	15.14	592,948	15.80

Total other loans	1,325,084	30.52	1,372,277	31.74	1,377,455	30.75	1,356,196	31.87	1,096,734	29.23

Premiums on purchased loans	6,771	0.16	8,012	0.19	10,980	0.24	9,793	0.23	11,285	0.30
Unearned discounts	(104)	(0.00)	(266)	(0.01)	(492)	(0.01)	(661)	(0.02)	(875)	(0.02)
Net deferred costs (fees)	(792)	(0.02)	(676)	(0.02)	(551)	0.01	194	0.00	(627)	(0.02)
Allowance for loan losses	(68,722)	(1.58)	(60,744)	(1.40)	(47,712)	(1.07)	(40,782)	(0.95)	(32,434)	(0.86)

Total loans, net	$4,341,091	100.00%	$4,323,450	100.00%	$4,479,036	100.00%	$4,255,509	100.00%	$3,751,230	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2010, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$1,989	$9,520	$9,829	$216,211	$327,563	$821,214	$1,386,326
Commercial mortgage loans	112,524	192,440	186,315	574,485	113,743	640	1,180,147
Multi-family mortgage loans	5,258	29,812	34,513	241,346	75,941	319	387,189
Construction loans	90,798	29,631	2,200	2,563	—	—	125,192

Total mortgage loans	210,569	261,403	232,857	1,034,605	517,247	822,173	3,078,854
Commercial loans	166,588	118,233	102,123	274,829	64,214	29,500	755,487
Consumer loans	80,975	9,895	19,445	95,161	247,975	116,146	569,597

Total loans	$458,132	$389,531	$354,425	$1,404,595	$829,436	$967,819	$4,403,938

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2010, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2011. Adjustable-rate loans are included based on contractual maturities.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$853,643	$530,694	$1,384,337
Commercial mortgage loans	736,694	330,929	1,067,623
Multi-family mortgage loans	261,869	120,062	381,931
Construction loans	6,909	27,485	34,394

Total mortgage loans	1,895,115	1,009,170	2,868,285
Commercial loans	294,629	294,270	588,899
Consumer loans	353,684	134,938	488,622

Total loans	$2,507,428	$1,438,378	$3,945,806

Residential Mortgage Lending. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives, the Internet and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2010, $1.39 billion or 31.9% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 61.7% were fixed-rate and 38.3% were adjustable-rate loans.

The Bank originates fixed-rate fully amortizing residential mortgage loans with the principal and interest due each month, that typically have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. The Bank has offered adjustable-rate mortgage loans with a fixed-rate period of 1, 3, 5, 7 or 10 years prior to the first annual interest rate adjustment. In October 2009, the Bank discontinued the origination of one- and three-year adjustable rate mortgage loans. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2 3/4%, adjusting annually with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated on a limited basis “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at December 31, 2010 was $14.7 million.

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

Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2010, $18.1 million, or 11.9% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2010 were long-term, fixed-rate mortgages.

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

For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $133.4 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $18.6 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, multi-family apartment buildings and retail and industrial properties. Commercial real estate loans were 36.1% of the loan portfolio at December 31, 2010. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period that is generally five to ten years or less, which may adjust after the initial period. Typically these loans are written for maturities of ten years or less and generally have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and contacts in the commercial real estate market.

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

The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner-occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank attempts to understand and control the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is deemed appropriate, the Bank employs environmental experts to inspect the property and ascertain any potential environmental risks.

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

The Bank’s largest commercial mortgage loan as of December 31, 2010 was a $27.9 million loan secured by a first mortgage lien on a mixed-use project located in Jersey City, New Jersey, which consists of retail and residential space, along with a 950 space parking garage. The loan has a risk rating of “4”, (loans rated 1-4 are deemed to be “acceptable quality” —see discussion of the Bank’s 9-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2010.

Multi-family Lending. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio shall not exceed 80% of the appraised value of the property and the debt-service coverage should be a minimum of 1.15 times.

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

The Bank underwrites construction loans for a term of three years or less. The majority of the Bank’s construction loans are floating-rate loans with a maximum 75% loan-to-value ratio for the completed project. The Bank employs professional engineering firms to assist in the review of construction cost estimates and make site inspections to determine if the work has been completed prior to the advance of funds for the project.

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

For all construction loans, the Bank requires an independent appraisal, which includes information on market rents and/or comparable sales for competing projects. The Bank also obtains personal guarantees and conducts environmental due diligence as appropriate.

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

The Bank’s largest construction loan as of December 31, 2010 was a $15.4 million loan secured by a first lien on a new 71-unit garden apartment project located in Nutley, New Jersey. The loan had an outstanding balance of $15.3 million at December 31, 2010. The borrowers are experienced developers in New Jersey and Pennsylvania. The project is substantially complete and 62 units are leased. The loan has a risk rating of 4 (loans rated 1-4 are deemed to be of “acceptable quality” —see discussion of the Bank’s 9-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2010. Outstanding construction loans decreased to $125.2 million at December 31, 2010, from $195.9 million at December 31, 2009, as the Bank de-emphasized construction lending due to economic conditions.

Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 17.4% of the loan portfolio at December 31, 2010. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate, however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.

The Bank also underwrites Small Business Administration (“SBA”) guaranteed loans and guaranteed or assisted loans through various state, county and municipal programs. These governmental guarantees are typically used in cases where the borrower requires additional credit support. The Bank has “Preferred Lender” status with the SBA, allowing a more streamlined application and approval process.

The underwriting of a commercial loan is based upon a review of the financial statements of the prospective borrower and guarantors. In most cases the Bank obtains a general lien on accounts receivable and inventory, along with the specific collateral such as real estate or equipment, as appropriate.

Commercial loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $38.0 million line of credit to a general contracting company specializing in bridge and highway construction with a risk rating of 3. The line is used primarily for bid bonding and working capital purposes. The Bank sold a participation interest of $10.0 million in the line of credit to another financial institution, which reduced the Bank’s exposure to $28.0 million. As of December 31, 2010, the line of credit had no outstanding balance.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 13.1% of the loan portfolio at December 31, 2010. Home equity loans and home equity lines of credit constituted 86.5% of the consumer loan portfolio as of December 31, 2010. Indirect marine loans comprised 12.0% of the consumer loan portfolio, and indirect auto loans comprised 0.3% of the consumer loan portfolio at December 31, 2010, respectively. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans, which represented 1.2% of the consumer loan portfolio. Effective September 30, 2007, the Bank ceased purchasing indirect auto loans, and currently the Bank limits its marine lending to direct lending on a limited accommodation basis to existing customers.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2010 were $448.7 million and $195.2 million, respectively, representing utilization of 43.5%.

The Bank previously purchased marine loans from established dealers and brokers located on the East Coast of the United States, which were underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $500,000. All marine loans are collateralized by a first lien on the vessel. Originations of marine loans have declined significantly as the Bank curtailed its indirect marine lending in 2009 and discontinued it in 2010. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Originations:
Residential mortgage	$152,002	$207,578	$141,318
Commercial mortgage	197,718	142,178	257,970
Multi-family mortgage	134,052	50,555	41,375
Construction	51,066	93,000	231,786
Commercial	490,004	512,634	473,661
Consumer	111,407	134,361	185,229

Subtotal of loans originated	1,136,249	1,140,306	1,331,339
Loans purchased	90,430	55,145	267,823

Total loans originated	1,226,679	1,195,451	1,599,162

Loans sold or securitized	18,139	183,509	71,675

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Repayments:
Residential mortgage	327,379	378,461	251,744
Commercial mortgage	110,117	65,175	117,811
Multi-family mortgage	11,556	5,361	13,424
Construction	71,158	96,507	273,393
Commercial	508,269	422,644	430,079
Consumer	123,782	164,364	200,261

Total repayments	1,152,261	1,132,512	1,286,712

Total reductions	1,170,400	1,316,021	1,358,387

Other items, net(1)	(30,660)	(21,984)	(10,318)

Net (decrease) increase	$25,619	$(142,554)	$230,457

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

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

The largest individual lending authority is $5.0 million, which is only available to the Chief Executive Officer and the Chief Lending Officer. Loans in excess of $5.0 million, or which when combined with existing credits of the borrower or related borrowers exceed $5.0 million, are presented to the management Credit Committee for approval. The Credit Committee currently consists of six senior officers including the Chief Executive Officer, the Chief Lending Officer, and the Chief Credit Officer, and requires a majority vote for credit approval.

The Bank has adopted a risk rating system as part of the risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review all loans rated a “watch” or worse. In addition, a loan review examination is performed by an independent third party which validates the risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2010, the regulatory lending limit was $80.1 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $55.0 million for loans with a risk rating of 2 or better, $50.0 million for loans with a risk rating of 3 and $45.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.

At December 31, 2010, the Bank’s largest group exposure with an individual borrower and its related entities was $71.2 million, consisting of 22 commercial mortgage loans secured by first liens on primarily mixed-use properties, a line of credit on a neighborhood shopping center and industrial building, a participation in a syndicated land acquisition loan secured by a first lien on land with approvals for commercial development and a participation in a syndicated construction loan secured by a first lien on a 216-unit apartment project. All loans are located in New Jersey and have risk ratings of either a 3 or 4, with the exception of the syndicated construction loan which is a Shared National Credit with a risk rating of 7. The borrower is an experienced and successful owner and operator of commercial properties. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the Risk Committee of the Board of Directors and reported to the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2010, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.

As of December 31, 2010, the Bank had $1.2 billion in loans outstanding to its 50 largest borrowers and their related entities.

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

Collection Procedures. In the case of residential mortgage and consumer loans, the collections personnel in the Bank’s Asset Recovery Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency, telephone calls, letters and other notices to the delinquent borrower. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after the loan is delinquent. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

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

The collection procedures for commercial real estate and commercial loans include sending periodic late notices and letters to a borrower once a loan is past due. The Bank attempts to make direct contact with a borrower once a loan is 16 days past due, usually by telephone. The Chief Lending Officer and Chief Credit Officer review all commercial real estate and commercial loan delinquencies on a weekly basis. Generally, delinquent commercial real estate and commercial loans are transferred to the Asset Recovery Department for further action if the delinquency is not cured within a reasonable period of time, typically 60 to 90 days. The Chief Lending Officer and Chief Credit Officer have the authority to transfer performing commercial real estate or commercial loans to the Asset Recovery Department if, in their opinion, a credit problem exists or is likely to occur.

Loans deemed uncollectible are proposed for charge-off on a monthly basis. Any charge-off recommendation is submitted to Executive Management for approval.

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2010, there were 24 impaired loans totaling $47.7 million. Included in this total were 6 TDRs to 5 borrowers totaling $7.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2010.

Interest income stops accruing on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectability of such interest or principal is doubtful. When the accrual of interest on a loan is stopped, the loan is designated as a non-accrual loan and the outstanding unpaid interest previously credited is reversed. A non-accrual loan is returned to accrual status when factors indicating doubtful collection no longer exist, the loan has been brought current and the borrower demonstrates some period (generally six months) of timely contractual payments.

Federal and state regulations as well as the Bank’s policy require the Bank to utilize an internal risk rating system as a means of reporting problem and potential problem assets. Under this system, the Bank classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated “special mention.”

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

The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2010, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Loans are classified in accordance with the risk rating system described above. At December 31, 2010, $206.0 million of loans were classified as “substandard,” which consisted of $72.0 million in commercial and multi-family mortgage loans, $56.8 million in commercial loans, $41.2 million in residential loans, $29.2 million in construction loans and $6.8 million in consumer loans. At that same date, loans classified as “doubtful” totaled $1.5 million, consisting of $1.5 million in commercial loans. There were no loans classified as “loss” at December 31, 2010. As of December 31, 2010, $81.6 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2010				At December 31, 2009				At December 31, 2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	29	$8,370	167	$41,247	22	$6,093	112	$28,622	28	$5,786	60	$14,503
Commercial mortgage loans	1	4,286	9	14,478	1	778	8	14,877	—	—	9	24,830
Multi-family mortgage loans	—	—	1	200	1	1,051	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—	—	—	—	—	2	9,403

Total mortgage loans	30	12,656	177	55,925	24	7,922	120	43,499	28	5,786	71	48,736
Commercial loans	8	562	63	12,437	12	3,934	61	6,675	16	1,482	20	4,456
Consumer loans	33	3,487	83	6,215	37	2,766	86	6,765	74	1,356	72	5,926

Total loans	71	$16,705	323	$74,577	73	$14,622	267	$56,939	118	$8,624	163	$59,118

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were no non-accrual troubled debt restructurings at any of the dates indicated. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$41,247	$28,622	$14,503	$4,228	$4,426
Commercial mortgage loans	16,091	23,356	24,830	21,918	—
Multi-family mortgage loans	201	—	—	742	742
Construction loans	9,412	13,186	9,403	375	569
Commercial loans	23,505	12,548	4,456	5,083	234
Consumer loans	6,808	6,765	5,926	2,298	1,304

Total non-accruing loans	97,264	84,477	59,118	34,644	7,275
Accruing loans delinquent 90 days or more	—	—	—	—	274

Total non-performing loans	97,264	84,477	59,118	34,644	7,549
Foreclosed assets	2,858	6,384	3,439	1,041	528

Total non-performing assets	$100,122	$90,861	$62,557	$35,685	$8,077

Total non-performing assets as a percentage of total assets	1.47%	1.33%	0.96%	0.56%	0.14%

Total non-performing loans to total loans	2.21%	1.93%	1.31%	0.81%	0.20%

Non-performing residential mortgage loans increased $12.6 million, to $41.2 million at December 31, 2010, from $28.6 million at December 31, 2009. In addition, non-performing consumer loans increased $44,000, to $6.8 million at December 31, 2010. The Company attributes the increase in non-performing residential mortgage and consumer loans to continued elevated levels of unemployment, decreased property values and increased personal debt levels.

Non-performing commercial loans increased $11.0 million, to $23.5 million at December 31, 2010, from $12.5 million at December 31, 2009. Non-performing commercial loans at December 31, 2010 consisted of 70 loans. The largest non-performing commercial loan relationship consisted of four loans to a power systems manufacturer with total outstanding balances of $9.6 million at December 31, 2010. All contractual payments on these loans were current at December 31, 2010.

The Company held one $201,000 non-performing multi-family loan at December 31, 2010. There were no non-performing multi-family loans at December 31, 2009.

Non-performing commercial mortgage loans decreased $7.3 million, to $16.1 million at December 31, 2010, from $23.4 million at December 31, 2009, primarily as a result of gross charge-offs of $10.5 million. At December 31, 2010, the Company held 11 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan relationship consisted of two loans to a single real estate developer located in Delaware. The first loan is secured by a planned unit development of 203 single family detached townhouse and age restricted units that was written down to its current estimated collateral value of $6.2 million. The second is a commercial mortgage loan secured by a 184-unit, age-restricted townhouse project of which 126 units remained unsold. This loan was written down to its current estimated collateral value of $3.9 million at December 31, 2010. There is no contractual commitment to advance additional funds to this borrower.

Non-performing construction loans decreased $3.8 million, to $9.4 million at December 31, 2010, from $13.2 million at December 31, 2009, as a result of repayments and a foreclosure. At December 31, 2010, non-performing construction loans consisted of a $9.4 million senior participation interest in a $283.0 million SNC. Proceeds from this construction loan facility are being used to convert an existing 35-story, 631,000 square foot office building in New York City into a mixed-use 346-unit residential condominium and 251-room hotel. The project has been impacted by additional costs and a decline in sales activity. While this loan has been classified as non-accrual, the hotel was completed and began operations in 2010. The loan was current as to the payment of principal and interest at December 31, 2010. The Company had no unfunded commitments on this loan at December 31, 2010.

At December 31, 2010, the Company held $2.9 million of foreclosed assets, compared with $6.4 million at December 31, 2009. Foreclosed assets at December 31, 2010 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $1.1 million of commercial real estate, $1.1 million of residential properties, and $0.7 million of marine vessels at December 31, 2010.

Non-performing assets totaled $100.1 million, or 1.47% of total assets at December 31, 2010, compared to $90.9 million, or 1.33% of total assets at December 31, 2009. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $4.1 million during the year ended December 31, 2010.

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

Management’s evaluation of the adequacy of the allowance for loan losses includes the review of all loans on which the collectability of principal may not be reasonably assured. For residential mortgage and consumer loans this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.

As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analysis that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing the adequacy of the allowance for loan losses include the following:

•	results of the routine loan quality reviews performed by an outside third party;

•	general economic and business conditions affecting key lending areas;

•	credit quality trends (including trends in non-performing loans, including anticipated trends based on market conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio; and

•	duration and breadth of the current business cycle.

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings for loans requiring Credit Committee approval are periodically reviewed by the Credit Committee in the credit renewal or approval process. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports by the independent third party are presented directly to the Audit Committee of the Board of Directors.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type, as well as qualitative and environmental factors such as:

•	levels of and trends in delinquencies and impaired loans;

•	levels of and trends in charge-offs and recoveries;

•	trends in volume and terms of loans;

•	effects of any changes in risk selection and underwriting standards, changes in lending policies, procedures and practices;

•	changes in the quality of the Bank’s loan review system;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	industry conditions; and

•	effects of changes in credit concentration.

The appropriateness of these percentages is evaluated by management at least annually. In the second quarter of 2010, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the marine loan portfolio were increased to reflect an increase in historical loss experience.

The reserve factors applied to each loan risk rating are inherently subjective in nature. Reserve factors are assigned to each of the risk rating categories. This methodology permits adjustments to the allowance for loan losses in the event that, in management’s judgment, significant conditions impacting the credit quality and collectability of the loan portfolio as of the evaluation date are not otherwise adequately reflected in the analysis.

The provision for loan losses is established after considering the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan portfolio composition, loan delinquency trends and peer group analysis. As a result of this process, management has established an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses is warranted based on factors such as the geographic concentration of the loan portfolio, current economic conditions and the losses inherent in commercial lending, as these types of loans are typically riskier than residential mortgages.

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

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$60,744	$47,712	$40,782	$32,434	$31,980

Charge offs:
Residential mortgage loans	1,996	2,712	20	24	9
Commercial mortgage loans	10,452	619	3,529	—	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	1,384	1,089	88	—	—
Commercial loans	11,196	7,576	1,967	1,044	1,025
Consumer loans	4,439	7,624	4,821	2,127	1,800

Total	29,467	19,620	10,425	3,195	2,834

Recoveries:
Residential mortgage loans	359	19	2	138	158
Commercial mortgage loans	30	6	480	13	14
Multi-family mortgage loans	—	—	—	—	—
Construction loans	47	—	88	—	—
Commercial loans	727	1,367	372	622	305
Consumer loans	782	1,010	1,313	1,415	1,491

Total	1,945	2,402	2,255	2,188	1,968

Net charge-offs	27,522	17,218	8,170	1,007	866
Provision for loan losses	35,500	30,250	15,100	6,530	1,320
Allowance of acquired institution	—	—	—	2,825	—

Balance at end of period	$68,722	$60,744	$47,712	$40,782	$32,434

Ratio of net charge-offs during the period to average loans outstanding during the period	0.63%	0.39%	0.19%	0.02%	0.02%

Allowance for loan losses to total loans	1.56%	1.39%	1.05%	0.95%	0.86%

Allowance for loan losses to non-performing loans	70.66%	71.91%	80.71%	117.72%	429.65%

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$6,628	31.48%	$5,324	34.07%	$4,142	39.70%	$2,882	39.79%	$2,736	43.01%
Commercial mortgage loans	20,441	26.80	23,578	24.90	14,938	20.44	8,977	19.78	8,873	18.59
Multi-family mortgage loans	4,065	8.79	2,309	5.20	973	4.19	735	1.58	768	1.84
Construction loans	7,282	2.84	4,134	4.48	5,264	5.17	7,947	7.22	4,837	7.50
Commercial loans	22,210	17.15	16,572	17.95	12,697	16.68	10,841	16.61	6,311	13.35
Consumer loans	5,616	12.94	5,964	13.40	6,854	13.82	6,764	15.02	6,119	15.71
Unallocated	2,480	—	2,863	—	2,844	—	2,636	—	2,790	—

Total	$68,722	100.00%	$60,744	100.00%	$47,712	100.00%	$40,782	100.00%	$32,434	100.00%

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

The Company conducts a periodic review and evaluation of the securities portfolio to determine if any securities with a market value below book value were other-than-temporarily impaired. If such an impairment were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The current turmoil in the credit markets has resulted in a lack of liquidity in the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to pass-through mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the market value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At December 31, 2010, the Bank held $93.7 million in privately-issued CMO’s in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$39,493	$41,170	$64,197	$65,553	$91,435	$91,109
FHLB obligations	250	250	—	—	—	—
FHLMC obligations	750	744	—	—	—	—
FNMA obligations	1,749	1,729	500	496	—	—
FFCB obligations	—	—	500	496	—	—
State and municipal obligations	294,527	298,239	260,455	268,286	256,049	260,514
Corporate obligations	9,253	9,548	9,422	9,554	—	—

Total held-to-maturity	$346,022	$351,680	$335,074	$344,385	$347,484	$351,623

Available for Sale:
U.S. Treasury obligations	$—	$—	$—	$—	$997	$1,013
State and municipal obligations	11,188	11,629	12,199	12,701	17,664	18,107
Mortgage-backed securities	1,223,869	1,247,526	1,076,467	1,084,680	692,020	689,461
FHLMC obligations	20,080	20,077	10,045	10,286	20,102	20,826
FHLB obligations	85,188	85,770	213,906	215,565	66,249	68,546
FFCB obligations	4,003	3,996	—	—	5,009	5,102
Corporate obligations	9,543	9,929	9,567	9,931	3,558	3,345
Equity securities	—	—	—	—	14,617	13,929

Total available for sale	$1,353,871	$1,378,927	$1,322,184	$1,333,163	$820,216	$820,329

Average expected life of securities(1)	3.42 years		3.14 years		3.42 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2010:
FNMA	$503,057	$512,897
FHLMC	585,667	597,470
GNMA	103,719	106,906

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2010. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2010
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$—	—%	$20,706	4.49%	$18,787	4.86%	$39,493	4.67%
Agency obligations	—	—	2,749	1.79	—	—	—	—	2,749	1.79
Corporate obligations	1,805	4.41	7,448	4.53	—	—	—	—	9,253	4.51
State and municipal obligations	32,662	2.17	86,478	3.58	96,411	3.84	78,976	3.70	294,527	3.54

Total held to maturity	$34,467	2.29%	$96,675	3.60%	$117,117	3.95%	$97,763	3.92%	$346,022	3.68%

Available for sale:
State and municipal obligations	$850	4.01%	$6,365	3.71%	$4,414	4.11%	$—	—%	$11,629	3.88%
Mortgage-backed securities	—	—	13,952	4.33	233,200	3.66	1,000,374	3.17	1,247,526	3.27
Agency obligations	65,532	2.19	44,311	0.75	—	—	—	—	109,843	1.61
Corporate obligations	2,028	4.12	7,901	4.38	—	—	—	—	9,929	4.33

Total available for sale	$68,410	2.27%	$72,529	2.09%	$237,614	3.67%	$1,000,374	3.17%	$1,378,927	3.15%

(1)	Yields are not tax equivalent.

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

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 73.8% of total deposits at December 31, 2010 and 69.2% of total deposits at December 31, 2009. As of December 31, 2010 and December 31, 2009, time deposits maturing in less than one year amounted to $820 million and $1.12 billion, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2010.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(In thousands)
Certificates of deposit of $100,000 or more	$97,720	$65,245	$69,151	$180,039	$412,155
Certificates of deposit less than $100,000	201,606	199,191	186,596	278,714	866,107

Total certificates of deposit	$299,326	$264,436	$255,747	$458,753	$1,278,262

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2010						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2010	2009	2008
	(In thousands)
Rate:
0.00 to 0.99%	$548,480	$20,377	$2	$1	$12	$271	$569,143	$349,356	$3,226
1.00 to 2.00%	211,961	114,305	12,736	81	2,848	230	342,161	452,361	29,094
2.01 to 3.00%	14,347	32,998	13,018	34,242	79,316	—	173,921	246,822	782,708
3.01 to 4.00%	15,036	2,108	23,264	47,598	19	3	88,028	292,729	515,531
4.01 to 5.00%	13,422	19,127	42,216	3,366	278	550	78,959	137,892	170,229
5.01 to 6.00%	15,486	9,213	273	25	—	—	24,997	25,374	28,242
6.01 to 7.00%	777	169	—	—	—	—	946	2,971	3,415
Over 7.01%	—	48	—	36	—	23	107	105	66

Total	$819,509	$198,345	$91,509	$85,349	$82,473	$1,077	$1,278,262	$1,507,610	$1,532,511

Borrowed Funds. At December 31, 2010, the Bank had $969.7 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$578,168	$532,066	$650,425
FHLB line of credit	53,000	75,000	106,000
Securities sold under agreements to repurchase	454,451	618,034	606,749

Average Balance:
FHLB advances	546,910	529,303	529,859
FHLB line of credit	512	11,444	67,727
Securities sold under agreements to repurchase	391,889	515,976	565,945

Weighted Average Interest Rate:
FHLB advances	3.66%	3.98%	3.96%
FHLB line of credit	0.42	0.55	1.84
Securities sold under agreements to repurchase	2.52	3.08	3.73

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
FHLB advances	$570,072	$519,947	$557,277
FHLB line of credit	53,000	—	96,000
Securities sold under repurchase agreements	346,611	479,286	594,404

Total borrowed funds	$969,683	$999,233	$1,247,681

Weighted average interest rate of FHLB advances	3.17%	3.93%	3.83%
Weighted average interest rate of FHLB line of credit	0.44%	—%	0.45%
Weighted average interest rate of securities sold under agreements to repurchase	2.35%	2.87%	3.32%

WEALTH MANAGEMENT SERVICES

The Bank’s Wealth Management Group is a provider of asset management services in New Jersey. The services are often introduced to existing clients through the Bank’s extensive branch network and lenders throughout the state. It offers a full range of asset management services to individuals, municipalities, non-profits, corporations and pension funds. These services include investment management, asset allocation, trust and fiduciary services, financial planning, family office services, estate settlement services and custody. The Wealth Management Group focuses on delivering personalized investment strategies based on the client’s risk profile. These strategies are focused on maximizing clients’ investment returns, while minimizing expenses. Most of the fee income generated by the Wealth Management Group is based on assets under management.

SUBSIDIARY ACTIVITIES

Provident Investment Services, Inc. is a wholly owned subsidiary of the Bank, and a New Jersey licensed insurance producer that sells insurance and investment products, including annuities to customers through a third party networking arrangement.

Dudley Investment Corporation is a wholly owned subsidiary of the Bank, which operates as a New Jersey Investment Company. Dudley Investment Corporation owns all of the outstanding common stock of Gregory Investment Corporation.

Gregory Investment Corporation is a wholly owned subsidiary of Dudley Investment Corporation. Gregory Investment Corporation operates as a Delaware Investment Company. Gregory Investment Corporation owns all of the outstanding common stock of PSB Funding Corporation.

PSB Funding Corporation is a majority owned subsidiary of Gregory Investment Corporation. It was established as a New Jersey corporation to engage in the business of a real estate investment trust for the purpose of acquiring mortgage loans and other real estate related assets from the Bank.

TPB Realty, LLC, is a wholly owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2010, TPB Realty had total assets of $2.9 million.

Bergen Avenue Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2010, Bergen Avenue Realty had total assets of $607,000.

PERSONNEL

As of December 31, 2010, the Company had 840 full-time and 117 part-time employees. None of the Company’s employees were represented by a collective bargaining group. The Company believes its working relationship with its employees is good.

REGULATION and SUPERVISION

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

Some of the laws and regulations applicable to the Company and the Bank are summarized below and elsewhere in the Form 10-K. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

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

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon the approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and the related regulations. See “Federal Banking Regulation – Activity Restrictions on State-Chartered Bank” below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A New Jersey chartered savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.

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

Tier 1 capital is comprised of:

•	common stockholders’ equity, less net unrealized holding losses on available for sale equity securities with readily determinable fair values;

•	non-cumulative perpetual preferred stock, including any related surplus; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

Tier 2 capital is comprised of:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatorily convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pre-tax net unrealized holding gains on available for sale equity securities with readily determinable fair values.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of a bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2010:

	As of December 31, 2010
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$465,442	7.19%	4.00%
Tier 1 risk-based capital	465,442	10.91	4.00
Total risk-based capital	518,951	12.17	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2010, the Bank was considered “well capitalized” under FDIC guidelines.

Capital Purchase Program. On October 14, 2008, the Capital Purchase Program (“CPP”) was announced by the Treasury Department as part of the Troubled Assets Relief Program, referred to as “TARP”. Under the CPP, an eligible financial institution could apply to the U.S. government to issue senior preferred shares to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. The Company was eligible to apply for an investment by the Treasury of between $40.1 million and $120.4 million. The Company did not make an application to participate in the CPP.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2010, dividends paid by the FHLB to the Bank totaled $1.8 million.

Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank were insured generally up to a maximum of $100,000 for each separately insured depositor, and up to a maximum of $250,000 for self-directed retirement accounts. In October 2008, however, the FDIC temporarily increased the standard maximum amount of deposit insurance available on all deposit accounts to $250,000. That limit was made permanent by the Dodd-Frank Act. Additionally, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”) were fully insured regardless of the dollar amount until June 30, 2010. The FDIC implemented the TLG Program on November 21, 2008.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule raising the deposit insurance assessment rates to a range from 12 to 45 basis points. The rule became effective as of April 1, 2009. The rule provided for certain adjustments to the rate that effectively made the range up to 77.5 basis points.

The Company participated in the FDIC’s Temporary Account Guarantee (“TAG”) program which expired on December 31, 2010. Under the TAG, funds in non-interest bearing accounts, in interest-bearing transaction accounts with interest rates of 0.50% or less, and in Interest on Lawyers Trust Accounts had a temporary unlimited guarantee from the FDIC until June 30, 2010. The coverage under the TAG was in addition to and separate from the standard coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000. The TLG Program also guaranteed newly issued senior secured debt of banks, thrifts and certain holding companies. The Company had no outstanding debt guaranteed under the TLG program at December 31, 2009 or 2010.

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

On November 12, 2009, the FDIC issued a rule that required depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. These assessments were payable on December 30, 2009. The total prepaid assessment of $31.3 million was remitted to the FDIC on that date. Of that amount, $27.4 million was recorded as a prepaid asset as of December 31, 2009. Beginning in the first quarter of 2010, the Company recorded an expense for its regular assessment for each quarter, with an offsetting credit to the prepaid asset until it is fully expensed.

On November 9, 2010, the FDIC issued a final rule which revises its deposit insurance regulations to include noninterest-bearing transaction accounts as a new temporary deposit insurance category. As defined in the Dodd-Frank Act, noninterest-bearing accounts include only such demand deposit or checking accounts that provide for unlimited transfers and withdrawals at any time, and which are maintained by individuals, businesses, or other types of depositors. The funds maintained in such accounts are insured without limit, with such coverage being separate from coverage provided to depositors for all other accounts maintained at an insured institution. This rule became effective on December 31, 2010 and is scheduled to expire on December 31, 2012.

On December 15, 2010, the FDIC issued a final rule which sets the insurance funds designated reserve ratio (DRR) at 2% of estimated insured deposits. As directed by the Dodd-Frank Act, the FDIC is required to set a DRR annually, and must consider the following factors when doing so: the risk of loss to the insurance fund, economic conditions affecting the banking industry, prevention of sharp swings in assessment rates, and such other factors deemed important. The rule became effective on January 1, 2011.

On February 7, 2011, the FDIC issued a final rule that establishes a target size for the Deposit Insurance Fund (“DIF”) at 2 percent of insured deposits as mandated by the Dodd-Frank Act. The rule also implements a lower assessment rate schedule when the DIF reaches 1.15 percent of total insured deposits. The rule also changes the assessment base from a bank’s adjusted domestic deposits to its average consolidated total assets minus average tangible equity. The rule is effective on April 1, 2011. This change in methodology is not expected to materially affect the Bank’s cost of deposit insurance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

The Dodd-Frank Act broadens the assessment base for federal deposit insurance from the amount of insured deposits to the average consolidated assets less average tangible capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance to $250,000 per depositor, and provides unlimited deposit insurance through January 1, 2013 for non-interest bearing demand transaction activities at all insured depository institutions.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that repeals the federal prohibitions on paying interest on demand deposits, thus permitting depository institutions to pay interest on business transaction and other accounts. Depending on competitive responses, this significant change to existing law could have increased interest expense at depository institutions like the Bank.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Securities and Exchange Commission has been authorized to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000; or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $10.7 million and up to $58.8 million, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.4 million plus 10% against that portion of total transaction accounts in excess of up to $55.8 million. The first $10.7 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.

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

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2010, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2010:

	As of December 31, 2010
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$554,497	8.57%	4.00%
Tier 1 risk-based capital	554,497	13.00	4.00
Total risk-based capital	608,001	14.26	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2010, the Company was “well capitalized” under Federal Reserve Board guidelines.

The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. Any instruments issued by May 19, 2012 by holding companies of less than $15 billion in assets (as of December 31, 2009) are grandfathered.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength doctrine and requires the issuance of implementing regulations. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

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

Bank holding companies that qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company has not elected to qualify as a financial holding company under federal regulations, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

•	it and each of its depository institution subsidiaries is “well capitalized”;

•	it and each of its depository institution subsidiaries is “well managed”;

•	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and

•	the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

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

Retained earnings at December 31, 2010 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2010, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

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

Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2010, the Company had no net operating loss carryforwards for federal income tax purposes.

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

In the course of conducting our business, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us during the current period of economic and market disruption. Additional risks and uncertainties could adversely affect our business, financial condition and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock.

Continued and Sustained Deterioration in the Housing Sector and Related Markets and Prolonged Elevated Unemployment Levels May Adversely Affect Our Business and Financial Results

During 2010, general economic conditions did not improve materially. While we did not invest in sub-prime mortgages and related investments, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and unemployment have adversely impacted the credit performance of real estate related loans, resulting in the write-down of asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Our Commercial Real Estate, Multi-Family, and Commercial Loans Expose Us to Increased Lending Risks

Our strategy continues to be to increase our commercial mortgage loans, commercial loans and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2010, the average loan size for a construction loan was $2.9 million, for a commercial mortgage loan was $2.1 million, and for a commercial loan was $398,000, compared to an average loan size of $204,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey, including an unemployment rate of 8.2% at December 31, 2010, have a significant impact on our construction loans, commercial mortgage loans, commercial loans, and residential mortgage loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A continuing significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, further declines in real estate values and the continued slump in real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.

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

Our Allowance for Loan Losses May Not be Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

Our borrowers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income.

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

We Hold Certain Intangible Assets That Could Be Classified As Impaired in the Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in The Future, Our Earnings Could Decline

We record all assets and liabilities acquired by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2010, goodwill totaling $346.3 million is not amortized but is subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.

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

Continued or Further Declines in the Value of Certain Investment Securities Could Require an Other-Then-Temporary Impairment Charge, Which Would Reduce Our Earnings

Our securities portfolio includes securities that have declined in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. These securities include private label mortgage-backed securities. A prolonged decline in the value of these securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

Recent Legislative and Regulatory Initiatives May Significantly Affect Our Financial Condition and Results of Operations

The potential exists for additional federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes may increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

Financial Reform Legislation Will, Among Other Things, Create a New Consumer Financial Protection Bureau, Tighten Capital Standards and Result in New Laws and Regulations That Are Expected to Increase Our Costs of Operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for some time.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks such as our bank with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

Effective July 2011, The Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, the significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated assets less tangible capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor, and provides unlimited deposit insurance through January 1, 2013 for non-interest bearing demand transaction activities at all insured depository institutions. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are affected substantially by our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates could have an adverse affect on net interest income to the extent our interest-earning assets and interest-bearing liabilities reprice or mature at different times or at different relative interest rates. An increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 6.1% or $13.3 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2010, our available for sale securities portfolio totaled $1.38 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

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

Our Information Systems May Experience an Interruption or Security Breach

We rely on communications and information systems to conduct our business. Any failure, interruption or compromise in security of these systems could result in failures or disruptions in our business operations. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security compromise of our information systems, there can be no assurance that any such failure, interruption or security compromise will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security compromise of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Property

At December 31, 2010, the Bank conducted business through 81 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $74.3 million at December 31, 2010.

In the first quarter of 2011, the Company’s executive offices were relocated to a leased facility which also houses the Bank’s Main Office at 239 Washington Street, Jersey City, New Jersey. This was necessitated by the pending relocation of the Bank’s administrative offices from 830 Bergen Avenue, Jersey City, New Jersey to a leased facility at 100 Wood Avenue South, Iselin, New Jersey. The Bank expects to complete the relocation of its administrative offices during the second quarter 2011.

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

As of December 31, 2010, there were 83,209,293 shares of the Company’s common stock issued and 59,821,850 shares outstanding and 5,821 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as, the cash dividends paid per common share during the periods indicated.

	2010			2009
	High	Low	Dividend	High	Low	Dividend
First Quarter	$11.98	$10.17	$0.11	$14.98	$7.90	$0.11
Second Quarter	13.85	11.48	0.11	12.40	9.10	0.11
Third Quarter	13.18	11.27	0.11	12.51	8.80	0.11
Fourth Quarter	15.57	12.08	0.11	11.22	9.85	0.11

On January 28, 2011, the Board of Directors declared a quarterly cash dividend of $0.11 per common share, which was paid on February 28, 2011, to common stockholders of record as of the close of business on February 15, 2011. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2005 through December 31, 2010, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York, American and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2005.

PROVIDENT FINANCIAL SERVICES, INC.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Provident Financial Services, Inc.	100.00	100.08	81.66	89.31	64.85	95.56
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Thrift	100.00	116.57	69.93	44.50	41.50	43.37

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2010 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2010 Through October 31, 2010	—	—	—	2,121,228
November 1, 2010 Through November 30, 2010	—	—	—	2,121,228
December 1, 2010 Through December 31, 2010	145	$13.70	145	2,121,083
Total	145	$13.70	145

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$6,824,528	$6,836,172	$6,548,748	$6,359,391	$5,742,964
Loans, net(1)	4,341,091	4,323,450	4,479,036	4,255,509	3,751,230
Investment securities held to maturity	346,022	335,074	347,484	358,491	389,656
Securities available for sale	1,378,927	1,333,163	820,329	769,615	790,894
Deposits	4,877,734	4,899,177	4,226,336	4,224,820	3,826,463
Borrowed funds	969,683	999,233	1,247,681	1,075,104	840,990
Stockholders’ equity	921,687	884,555	1,018,590	1,000,794	1,019,156

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operations Data:
Interest income	$286,534	$292,559	$304,320	$302,577	$282,139
Interest expense	77,569	111,542	132,251	147,699	117,611

Net interest income	208,965	181,017	172,069	154,878	164,528
Provision for loan losses	35,500	30,250	15,100	6,530	1,320

Net interest income after provision for loan losses	173,465	150,767	156,969	148,348	163,208
Non-interest income	31,552	31,452	30,211	35,537	31,951
Non-interest expense(2)	138,748	297,036	130,601	133,013	118,273

Income (loss) before income tax expense(2)	66,269	(114,817)	56,579	50,872	76,886
Income tax expense	16,564	7,007	14,937	13,492	23,201

Net income (loss)(2)	$49,705	$(121,824)	$41,642	$37,380	$53,685

Earnings (loss) per share:
Basic earnings (loss) per share(2)	$0.88	$(2.16)	$0.74	$0.63	$0.88
Diluted earnings (loss) per share(2)	$0.88	$(2.16)	$0.74	$0.63	$0.87

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets(5)	0.73%	(1.83)%	0.65%	0.62%	0.92%
Return on average equity(5)	5.46%	(13.33)%	4.12	3.63	5.17
Average net interest rate spread	3.27	2.82	2.78	2.52	2.80
Net interest margin(2)	3.45	3.06	3.11	2.96	3.23
Average interest-earning assets to average interest-bearing liabilities	1.14	1.13	1.13	1.16	1.18
Non-interest income to average total assets	0.47	0.47	0.47	0.59	0.55
Non-interest expenses to average total assets(5)	2.05	4.45	2.04	2.19	2.02
Efficiency ratio(3)(5)	57.69	139.80	64.56	69.85	60.20

Asset Quality Ratios:
Non-performing loans to total loans	2.21%	1.93%	1.31%	0.81%	0.20%
Non-performing assets to total assets	1.47	1.33	0.96	0.56	0.14
Allowance for loan losses to non-performing loans	70.66	71.91	80.71	117.72	429.65
Allowance for loan losses to total loans	1.56	1.39	1.05	0.95	0.86

Capital Ratios:
Leverage capital(4)	8.57%	7.99%	8.48%	8.29%	11.21%
Total risk based capital(4)	13.00	12.17	13.28	12.92	15.79
Average equity to average assets	14.26	13.42	15.82	16.95	17.77

Other Data:
Number of full-service offices	81	82	83	85	75
Full time equivalent employees	899	931	954	942	877

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.
(5)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

Efficiency Ratio Calculation:	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006
Net interest income	$208,965	$181,017	$172,069	$154,878	$164,528
Non-interest income	31,552	31,452	30,211	35,537	31,951

Total income	$240,517	$212,469	$202,280	$190,415	$196,479

Non-interest expense(1)	$138,748	$297,036	$130,601	$133,013	$118,273

Expense/income(1)	57.69%	139.80%	64.56%	69.85%	60.20%

(1)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 81 full-service branches throughout northern and central New Jersey.

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

In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2010, commercial loans accounted for 55.6% of the loan portfolio and retail loans accounted for 44.4%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2010, core deposits were 73.8% of total deposits.

The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income to the extent the Company’s interest-bearing assets and interest-bearing liabilities reprice or mature at different times or relative interest rates. An increase in interest rates generally would result in a decrease in the Company’s average interest rate spread and net interest income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, appreciation in the cash surrender value of Bank-owned life insurance, income from loan or securities sales, fees from wealth management services and investment product sales and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.

Critical Accounting Policies

The Company considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

•	Adequacy of the allowance for loan losses

•	Goodwill valuation and analysis for impairment

•	Valuation of securities available for sale and impairment analysis

•	Valuation of deferred tax assets

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as, the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually. In the second quarter of 2010, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the marine portfolio were increased to reflect an increase in historical loss experience.

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

The goodwill impairment analysis is a two-step process to evaluate the potential impairment of the goodwill on the financial statements of the Bank. The first step in the process is estimating the fair value of the Reporting Unit. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. The second step in the process compares the implied fair value of the Reporting Unit’s goodwill with the carrying amount of that goodwill The first step utilizes four standard valuation methodologies common to valuation in business combination transactions involving financial institutions were used: (1) the Public Market Peers approach based on the trading prices of similar publicly traded companies as measured by standard valuation ratios; (2) the Comparable Transactions approach based on pricing ratios recently paid in the sale or merger of comparable banking franchises; (3) the Control Premium approach based on the Company’s trading price (a proxy for the Bank’s market pricing ratios were it publicly traded) followed by the application of an industry based control premium; and (4) the Discounted Cash Flow (“DCF”) approach where value is estimated based on the present value of projected dividends and a terminal value. These valuation techniques take into account the Bank’s recent operating history, current operating environment and future prospects. In addition, these valuation techniques are prepared utilizing a GAAP established fair value hierarchy which prioritizes the inputs used to measure fair value. They are defined as Level 1 measurements, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities, Level 2 measurements, which utilize quoted prices in markets that are not active, or inputs that are observable either directly or indirectly and Level 3 measurements, which are the lowest priority to unobservable inputs and supported by little or no market activity.

The Public Market Peers approach and the Comparable Transactions approach are based on Level 2 inputs. The Control Premium approach is based on a combination of Level 1 inputs (the quoted price for the Company’s common stock) and Level 2 inputs (an estimated control premium based on comparable transactions). The DCF approach is based on Level 3 inputs including projections of future operations based on assumptions derived from management, the experience of the independent valuation firm that conducted the analysis and information from publicly available sources. All approaches are considered in the final estimate of fair value, with the approaches weighted based upon their applicability based upon the fair value hierarchy. These approaches and the resulting fair value conclusions are consistent with standard valuation techniques used by other market participants in evaluating business combinations for financial institutions.

Significant assumptions made in the estimation of the fair value of the Reporting Unit using the Public Market Peers, Comparable Transactions, and Control Premium approaches included the comparability of the selected regional and national peers, subjective adjustments for variations in franchise value and credit risk versus peers, and adjustments for projected market trends. In addition, assumptions are made in the use of the DCF approach regarding projections of future free cash flow resulting from asset growth, profitability, dividend payouts, and non-cash expenses. All of these assumptions may be affected by a number of factors, including, but not limited to, changes in interest rates, regulation and legislation, and competition. For purposes of the most recent impairment evaluation performed as of September 30, 2010, it was assumed that external factors would remain consistent with the then current environment.

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

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company determined that the carrying amount of the goodwill exceeded its implied fair value and an impairment charge in the amount of $152.5 million was recognized as of March 31, 2009. The annual goodwill impairment test as of September 30, 2010 was completed in the fourth quarter of 2010, with no further impairment indicated based on the step one analysis. The step one analysis at September 30, 2010 indicated that the fair value of the Reporting Unit substantially exceeded the carrying value of the reporting unit by 27.5%. At September 30, 2010, the carrying value of goodwill was $346.3 million.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market.

Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company recognized other-than-temporary securities impairment losses in earnings totaling $170,000, $2.0 million and $1.4 million in 2010, 2009 and 2008, respectively.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carryforwards. The valuation allowance remains at $1.1 million for the year ended December 31, 2010. A valuation reserve of $1.7 million that had been established in 2007 pertaining primarily to state tax benefits on net operating losses at the Bank was eliminated in 2008 due to a large dividend payment the Bank received from a subsidiary, which reduced the state net operating losses to zero at December 31, 2008.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2010, 2009 and 2008. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Deposits	$98,940	$247	0.25%	$121,557	$304	0.25	$—	$—	—%
Federal funds sold and short-term investments	1,951	—	0.01	25,790	37	0.14	16,238	510	3.14
Investment securities(1)	335,080	12,778	3.81	339,154	13,419	3.96	354,079	14,431	4.08
Securities available for sale	1,311,859	41,322	3.15	1,089,032	43,338	3.98	839,226	40,158	4.79
Federal Home Loan Bank Stock	34,979	1,821	5.21	35,918	1,848	5.15	39,424	2,432	6.17
Net loans(2)	4,274,549	230,366	5.39	4,303,808	233,613	5.43	4,280,478	246,789	5.77

Total interest-earning assets	6,057,358	286,534	4.73	5,915,259	292,559	4.95	5,529,445	304,320	5.50

Non-interest earning assets	726,114			757,161			862,104

Total assets	$6,783,472			$6,672,420			$6,391,549

Interest-bearing liabilities:
Savings deposits	$886,963	4,061	0.46%	$874,281	6,284	0.72%	$941,057	9,915	1.05%
Demand deposits	2,096,259	18,369	0.88	1,672,379	22,710	1.36	1,215,059	23,273	1.92
Time deposits	1,377,185	25,275	1.84	1,629,467	45,561	2.80	1,545,794	55,699	3.60
Borrowed funds	939,311	29,864	3.18	1,056,723	36,987	3.50	1,163,531	43,364	3.73

Total interest-bearing liabilities	5,299,718	77,569	1.46	5,232,850	111,542	2.13	4,865,441	132,251	2.72

Non-interest bearing liabilities	573,238			525,352			515,142

Total liabilities	5,872,956			5,758,202			5,380,583
Stockholders’ equity	910,5160			914,218			1,010,966

Total liabilities and equity	$6,783,472			$6,672,420			$6,391,549

Net interest income		$208,965			$181,017			$172,069

Net interest rate spread			3.27%			2.82%			2.78%

Net interest earning assets	$757,640			$682,409			$664,004

Net interest margin(3)			3.45%			3.06%			3.11%

Ratio of interest-earning assets to total interest-bearing liabilities	1.14x			1.13x			1.14x

(1)	Average outstanding balance amounts are at amortized cost.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(94)	$—	$(94)	$696	$(865)	$(169)
Investment securities	(157)	(484)	(641)	(596)	(416)	(1,012)
Securities available for sale	7,955	(9,972)	(2,017)	10,698	(7,518)	3,180
Federal Home Loan Bank Stock	(47)	21	(26)	(204)	(380)	(584)
Loans	(1,543)	(1,704)	(3,247)	1,342	(14,518)	(13,176)

Total interest-earning assets	6,114	(12,139)	(6,025)	11,936	(23,697)	(11,761)

Interest-bearing liabilities:
Savings deposits	90	(2,313)	(2,223)	(669)	(2,962)	(3,631)
Demand deposits	4,926	(9,267)	(4,341)	7,350	(7,913)	(563)
Time deposits	(6,289)	(13,997)	(20,286)	2,859	(12,997)	(10,138)
Borrowed funds	(3,904)	(3,219)	(7,123)	(3,815)	(2,562)	(6,377)

Total interest-bearing liabilities	(5,177)	(28,796)	(33,973)	5,725	(26,434)	(20,709)

Net interest income	$11,291	$16,657	$27,948	$6,211	$2,737	$8,948

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets decreased $11.6 million, or 0.2%, to $6.82 billion at December 31, 2010, from $6.84 billion at December 31, 2009, due primarily to decreases in cash and other assets, which were partially offset by increases in investment securities and loans.

Cash and cash equivalents decreased $71.5 million, to $52.2 million at December 31, 2010, from $123.7 million at December 31, 2009. The Company utilized these funds to repay higher-costing maturing certificates of deposit and borrowings, purchase investment securities and originate loans retained for portfolio.

Total investments increased $60.7 million, or 3.6%, during the year ended December 31, 2010. Securities purchases for the year ended December 31, 2010 consisted primarily of U.S. Government Agency guaranteed mortgage-backed securities.

Total loans increased $25.6 million, or 0.6%, to $4.41 billion at December 31, 2010, from $4.38 billion at December 31, 2009. For the year ended December 31, 2010, loan originations totaling $1.14 billion and loan purchases of $90.4 million were partially offset by repayments of $1.15 billion and loan sales of $18.1 million. Multi-family loans increased $159.5 million to $387.2 million at December 31, 2010, compared to $227.7 million at December 31, 2009. Commercial real estate loans increased $90.2 million to $1.18 billion at December 31, 2010, compared to $1.09 billion at December 31, 2009. Residential mortgage loans decreased $105.0 million to $1.39 billion at December 31, 2010, compared to $1.49 billion at December 31, 2009, as loan repayments attributable to an active refinance market outpaced originations. One- to four-family residential mortgage loan originations totaled $152.0 million and one- to four-family residential mortgage loans purchased totaled $90.4 million for the year ended December 31, 2010. Principal repayments on residential mortgage loans totaled $327.4 million, and residential mortgage loans sold totaled $18.1 million for the year ended December 31, 2010. Construction loans decreased $70.7 million to $125.2 million at December 31, 2010, compared to $195.9 million at December 31, 2009. The Company has de-emphasized construction lending for the past two years due to adverse market conditions. Commercial loans decreased $30.3 million to $755.5 million at December 31, 2010, compared to $785.8 million at December 31, 2009. Consumer loans decreased $16.9 million to $569.6 million at December 31, 2010, compared to $586.5 million at December 31, 2009.

Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $2.45 billion, accounting for 55.6% of the loan portfolio at December 31, 2010, compared to $2.30 billion, or 52.5% of the loan portfolio at December 31, 2009. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.96 billion and accounted for 44.4% of the loan portfolio at December 31, 2010, compared to $2.08 billion, or 47.5%, of the loan portfolio at December 31, 2009. The increase in commercial loans as a percentage of the total loan portfolio was a result of growth in the multi-family and commercial mortgage portfolios, coupled with reductions in retail loans attributable to refinance activity, the market preference for longer-term fixed-rate loans, which the Company chooses to sell rather than retain for portfolio as part of its interest rate risk management process, and lack of qualified retail loan demand.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at December 31, 2010 was $14.7 million. Of this total, 8 loans totaling $2.9 million were 90 days or more delinquent. General valuation reserves of 10%, or $293,000, were allocated to these loans at December 31, 2010.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $106.9 million and $76.1 million, respectively, at December 31, 2010. The Company’s participations in SNCs included five relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $49.4 million and outstanding balances of $48.6 million, respectively, at December 31, 2010. Of these adversely classified SNCs, four loan relationships consisted of commercial construction loans on properties located in New York City and New Jersey, and one was a commercial loan to a Pennsylvania media company. All of the Company’s SNC participations were current as to the payment of principal and interest as of December 31, 2010, with the exception of one $4.3 million commercial mortgage loan for which payments had been received but were unapplied at December 31, 2010, while the terms of an extension were negotiated among lending participants. This loan was subsequently extended and principal and interest were paid current.

The Company had outstanding junior lien mortgages totaling $297.6 million at December 31, 2010. Of this total, 52 loans totaling $4.2 million were 90 days or more delinquent. General valuation reserves of 10%, or $417,000, were allocated to these loans at December 31, 2010.

At December 31, 2010, the Company had outstanding indirect marine loans totaling $67.8 million. Of this total, 5 loans totaling $429,000 were 90 days or more delinquent. General valuation reserves of 30%, or $129,000, were allocated to these loans at December 31, 2010. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The allowance for loan losses increased $8.0 million to $68.7 million at December 31, 2010, as a result of provisions for loan losses of $35.5 million, partially offset by net charge-offs of $27.5 million during 2010. The increase in the allowance for loan losses was attributable to an increase in non-performing loans, downgrades in credit risk ratings and an increase in commercial loans as a percentage of the loan portfolio to 55.6% at December 31, 2010, from 52.5% at December 31, 2009. Total non-performing loans at December 31, 2010 were $97.3 million, or 2.21% of total loans, compared with $84.5 million, or 1.93% of total loans at December 31, 2009. At December 31, 2010, impaired loans totaled $47.7 million with related specific reserves of $2.3 million. Within total impaired loans, there were $31.9 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2010, the Company’s allowance for loan losses was 1.56% of total loans, compared with 1.39% of total loans at December 31, 2009.

Non-performing residential mortgage loans increased $12.6 million, to $41.2 million at December 31, 2010, from $28.6 million at December 31, 2009. In addition, non-performing consumer loans increased $44,000, to $6.8 million at December 31, 2010. The Company attributes the increase in non-performing residential mortgage and consumer loans to continued elevated levels of unemployment, decreased real estate values and increased personal debt levels.

Non-performing commercial loans increased $11.0 million, to $23.5 million at December 31, 2010, from $12.5 million at December 31, 2009. Non-performing commercial loans at December 31, 2010 consisted of 70 loans. The largest non-performing commercial loan relationship consisted of four loans to a power systems manufacturer with total outstanding balances of $9.6 million at December 31, 2010. All contractual payments on these loans were current at December 31, 2010.

The Company held one $201,000 non-performing multi-family loan at December 31, 2010. There were no non-performing multi-family loans at December 31, 2009.

Non-performing commercial mortgage loans decreased $7.3 million, to $16.1 million at December 31, 2010, from $23.4 million at December 31, 2009, primarily as a result of gross charge-offs of $10.5 million. At December 31, 2010, the Company held 11 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan relationship consisted of two loans to a single real estate developer related to projects located in Delaware. The first loan is secured by a planned unit development of 203 single family detached townhouse and age-restricted units that was written down to its current estimated collateral value of $6.2 million. The second is commercial mortgage loan secured by a 184-unit, age-restricted townhouse project of which 126 units were unsold. This loan was written down to its current estimated collateral value of $3.9 million at December 31, 2010. There is no contractual commitment to advance additional funds to this borrower.

Non-performing construction loans decreased $3.8 million, to $9.4 million at December 31, 2010, from $13.2 million at December 31, 2009, as a result of repayments and a completed foreclosure. At December 31, 2010, non-performing construction loans consisted of a $9.4 million senior participation interest in a $283.0 million SNC. Proceeds from this construction loan facility are being used to convert an existing 35-story, 631,000 square foot office building in New York City into a mixed-use 346-unit residential condominium and 251-room hotel. The project has been impacted by additional costs and a decline in sales activity. While this loan has been classified as non-accrual, the hotel was completed and began operations in 2010. The loan was current as to principal and interest at December 31, 2010. The Company estimates a loan-to-value ratio of approximately 85% at December 31, 2010, and therefore, in accordance with GAAP, no specific reserve has been allocated to this loan. The Company has no additional unfunded commitment on this loan.

At December 31, 2010, the Company held $2.9 million of foreclosed assets, compared with $6.4 million at December 31, 2009. Foreclosed assets at December 31, 2010 are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. Foreclosed assets consisted of $1.1 million of residential properties, $1.0 million of commercial real estate and $745,000 of marine vessels at December 31, 2010.

Non-performing assets totaled $100.1 million, or 1.47% of total assets at December 31, 2010, compared to $90.9 million, or 1.33% of total assets at December 31, 2009.

Other assets decreased $13.0 million to $74.6 million at December 31, 2010, compared to $87.6 million at December 31, 2009. This decrease was primarily due to the settlement in 2010 of equity fund redemptions that were pending as of December 31, 2009, and amortization of prepaid FDIC insurance.

Total deposits decreased $21.4 million, or 0.4%, to $4.88 billion at December 31, 2010, from $4.90 billion at December 31, 2009. Core deposits, consisting of savings and demand deposit accounts, increased $207.9 million, or 6.1%, to $3.60 billion at December 31, 2010, from $3.39 billion at December 31, 2009. The majority of the core deposit increase occurred in retail and business checking deposits. Certificates of deposit decreased $229.3 million, or 15.2%, to $1.28 billion at December 31, 2010, from $1.51 billion at December 31, 2009, with the majority of the decrease occurring in the 15-month and shorter maturity categories. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain higher-cost, single-service time deposits. Core deposits represented 73.8% of total deposits at December 31, 2010, compared to 69.2% at December 31, 2009.

Borrowed funds were reduced by $29.6 million, or 3.0%, during the year ended December 31, 2010, to $969.7 million, as the Company deployed excess liquidity arising from increased core deposit funding. Borrowed funds represented 14.2% of total assets at December 31, 2010, a reduction from 14.6% at December 31, 2009.

Total stockholders’ equity increased $37.1 million to $921.7 million at December 31, 2010, from $884.6 million at December 31, 2009. This increase was a result of net income of $49.7 million, other comprehensive income of $10.5 million, and the allocation of shares to stock-based compensation plans of $5.6 million, partially offset by cash dividends of $25.0 million, and common stock repurchases of $193,000.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General. Net income for the year ended December 31, 2010 was $49.7 million, compared to a net loss of $121.8 million for the year ended December 31, 2009. Basic and diluted earnings per share were $0.88 for the year ended December 31, 2010, compared to a basic and diluted loss per share of $2.16 for 2009. For the year ended December 31, 2010, the Company recorded an impairment charge of $1.5 million, or $904,000 net of tax, arising from the anticipated sale and relocation of its administrative building in the first half of 2011. The carrying value of the existing premises and equipment was adjusted to reflect its current estimated realizable value, net of selling expenses. The Company expects to realize operational efficiencies and reduced occupancy expense as a result of the relocation. Compared with the year ended December 31, 2009, earnings for the year ended December 31, 2010 reflected a $27.9 million increase in net interest income and lower operating costs of $5.8 million, excluding a $152.5 million goodwill impairment charge incurred in 2009. These improvements were partially offset by an increase in income tax expense of $9.6 million resulting from increased taxable income and an increase in the provision for loan losses of $5.3 million attributable to increases in non-performing loans, downgrades in credit risk ratings, and an increase in commercial loans as a percentage of the total loan portfolio. Additionally, earnings for the year ended December 31, 2009 were impacted by an industry-wide special assessment imposed by the FDIC as part of its plan to restore the deposit insurance fund. The cost of this special assessment to the Company in the second quarter of 2009 was $3.1 million, or $1.9 million net of tax.

Net Interest Income. Net interest income increased $27.9 million, or 15.4%, to $209.0 million for 2010, from $181.0 million for 2009. The average interest rate spread increased 45 basis points to 3.27% for 2010, from 2.82% for 2009. The net interest margin increased 39 basis points to 3.45% for 2010, compared to 3.06% for 2009.

Interest income decreased $6.0 million, or 2.1%, to $286.5 million for 2010, compared to $292.6 million for 2009. The decrease in interest income was attributable to a decrease in the yield on average earning assets, partially offset by an increase in average earning asset balances. The yield on interest-earning assets decreased 22 basis points to 4.73% for 2010, from 4.95% for 2009, with reductions in yields experienced in nearly all earning asset classes. Average interest-earning assets increased $111.1 million, or 1.7%, to $6.06 billion for 2010, compared to $5.92 billion for 2009. The average balance of securities available for sale increased $222.8 million, or 20.5%, to $1.31 billion for 2010, compared to $1.09 billion for 2009. This increase was partially offset by a decrease in average interest-earning deposits, Federal funds sold and short-term investment balances of $46.5 million, or 31.5%, to $100.9 million for 2010, from $147.3 million for 2009. In addition, average outstanding loan balances decreased $29.3 million, or 0.7%, to $4.27 billion for 2010 from $4.30 billion for 2009, and the average balance of investment securities decreased $4.1 million, or 1.2%, to $335.1 million for 2010, compared to $339.2 million for 2009.

Interest expense decreased $34.0 million, or 30.5%, to $77.6 million for 2010, from $111.5 million for 2009. The decrease in interest expense was attributable to lower short-term interest rates coupled with a shift in the funding composition to lower-costing core deposits from certificates of deposit and a reduction in average borrowings, partially offset by an increase in average interest-bearing deposit balances. The average rate paid on interest-bearing liabilities decreased 67 basis points to 1.46% for 2010, from 2.13% for 2009. The average rate paid on interest-bearing deposits decreased 70 basis points to 1.09% for 2010, from 1.79% for 2009. The average rate paid on borrowings decreased 32 basis points to 3.18% for 2010, from 3.50% for 2009. The average balance of interest-bearing liabilities increased $66.9 million, or 1.3%, to $5.30 billion for 2010, compared to $5.23 billion for 2009. Average interest-bearing deposits increased $184.3 million, or 4.4%, to $4.36 billion for 2010, from $4.18 billion for 2009. Within average interest-bearing deposits, average interest-bearing core deposits increased $436.6 million, or 17.1%, for 2010, compared with 2009, while average time deposits decreased $252.3 million, or 15.5%, for 2010, compared with 2009. Further aiding the increase in net interest income, average non-interest bearing deposits increased $50.4 million, or 10.6%, to $528.1 million for 2010, from $477.7 million for 2009. Average outstanding borrowings decreased $117.4 million, or 11.1%, to $939.3 million for 2010, compared with $1.06 billion for 2009, as deposits replaced wholesale funding.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and provision for loan losses for the past several years. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The provision for loan losses was $35.5 million in 2010, compared to $30.3 million in 2009. The increase in the provision for loan losses was attributable to an increase in non-performing loans; downgrades in credit risk ratings; an increase in commercial loans as a percentage of the total loan portfolio to 55.6% at December 31, 2010, from 52.5% at December 31, 2009; and the impact of current macroeconomic conditions. Net charge-offs for 2010 were $27.5 million, compared to $17.2 million for 2009. Total charge-offs for the year ended December 31, 2010 were $29.5 million, compared to $19.6 million for the year ended December 31, 2009. Recoveries for the year ended December 31, 2010 were $1.9 million, compared to $2.4 million for the year ended December 31, 2009. The allowance for loan losses at December 31, 2010 was $68.7 million, or 1.56% of total loans, compared to $60.7 million, or 1.39% of total loans at December 31, 2009. At December 31, 2010, non-performing loans as a percentage of total loans were 2.21%, compared to 1.93% at December 31, 2009. Non-performing assets as a percentage of total assets were 1.47% at December 31, 2010, compared to 1.33% at December 31, 2009. At December 31, 2010, non-performing loans were $97.3 million, compared to $84.5 million at December 31, 2008, and non-performing assets were $100.1 million at December 31, 2010, compared to $90.9 million at December 31, 2009.

Non-Interest Income. For the year ended December 31, 2010, non-interest income totaled $31.6 million, an increase of $100,000, or 0.3%, compared to 2009. Other income declined $1.3 million for the year ended December 31, 2010, compared with 2009, primarily as a result of a reduction in gains resulting from fewer loan sales and a non-recurring gain recognized on the sale of a Bank-owned parcel of land in 2009. Fee income for the year ended December 31, 2010 decreased $542,000, or 2.2%, compared to the same period in 2009, primarily as a result of a decrease in equity fund income due to the redemption of equity fund holdings in late 2009. In addition, net gains on securities transactions declined $513,000 for the year ended December 31, 2010, compared with the same period in 2009. These net gains on securities transactions totaled $885,000 for the year ended December 31, 2010, compared with net gains of $1.4 million for the same period in 2009. The Company recognized other-than-temporary impairment charges on securities of $170,000 and $2.0 million during the years ended December 31, 2010 and 2009, respectively. Income related to Bank-owned life insurance increased $558,000 for the year ended December 31, 2010, compared to the same period in 2009, as a result of appreciation in the cash surrender value and the receipt of policy claim proceeds in the second quarter of 2010.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2010 was $138.7 million. Excluding the $152.5 million non-cash goodwill impairment charge recorded in the first quarter of 2009, non-interest expense decreased $5.8 million, or 4.0%, from $144.5 million for the year ended December 31, 2009. FDIC insurance expense decreased $4.1 million to $7.6 million for the year ended December 31, 2010, compared with 2009. In the prior year, a $3.1 million special assessment was imposed on the Company as part of an industry-wide plan to restore the deposit insurance fund. In addition, amortization of intangibles decreased $1.3 million for the year ended December 31, 2010, compared with 2009, as a result of scheduled reductions in core deposit intangible amortization and the non-recurring acceleration in core deposit intangible amortization related to the sale of branches in 2009. Other operating expenses decreased $2.0 million for the year ended December 31, 2010. This reduction was primarily due to non-recurring costs incurred in 2009 related to branch consolidations and sales, and the dissolution of a real estate joint venture. These decreases were partially offset by a charge recorded in 2010 related to the planned relocation of the Company’s administrative building.

Income Tax Expense. For the year ended December 31, 2010, the Company’s income tax expense was $16.6 million, compared with $7.0 million for 2009. The increase in income tax expense was attributable to increased pre-tax income and a higher effective tax rate. The Company’s effective tax rate was 25.0% for the year ended December 31, 2010, compared with 18.6% for the year ended December 31, 2009. The increase in the effective tax rate was attributable to increased taxable income for 2010.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General. The Company realized a net loss of $121.8 million for the year ended December 31, 2009, compared to net income of $41.6 million for the year ended December 31, 2008. The basic and diluted loss per share was $2.16 for the year ended December 31, 2009, compared to basic and diluted earnings per share of $0.74 for 2008. The primary reason for the net loss in 2009 was the recognition of a $152.5 million goodwill impairment charge. The goodwill impairment charge was a non-cash accounting adjustment to the Company’s financial statements which did not affect cash flows, liquidity, or tangible capital. As goodwill is excluded from regulatory capital, the impairment charge did not impact the regulatory capital ratios of the Company or its wholly owned subsidiary, The Provident Bank, both of which remained “well-capitalized” under then current regulatory requirements.

Earnings for the year ended December 31, 2009 compared with 2008 also reflected an increase in the provision for loan losses due to the following: an increase in non-performing loans; downgrades in credit risk ratings; an increase in commercial loans as a percentage of the total loan portfolio; and the impact of current macroeconomic conditions. The provision for loan losses was $30.3 million for the year ended December 31, 2009, compared with $15.1 million for 2008. In addition, earnings for the year ended December 31, 2009 were impacted by a special assessment imposed on the banking industry by the FDIC as part of its plan to restore the deposit insurance fund. The cost of this special assessment to the Company was $3.1 million, which resulted in a charge of $1.9 million, net of tax, recognized during the second quarter of 2009.

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

Provision for Loan Losses. The provision for loan losses was $30.3 million in 2009, compared to $15.1 million in 2008. The increase in the provision for loan losses was attributable to an increase in non-performing loans; downgrades in credit risk ratings; an increase in commercial loans as a percentage of the total loan portfolio to 52.5% at December 31, 2009, from 46.5% at December 31, 2008; and the impact of macroeconomic conditions. Net charge-offs for 2009 were $17.2 million, compared to $8.2 million for 2008. Total charge-offs for the year ended December 31, 2009 were $19.6 million, compared to $10.4 million for the year ended December 31, 2008. Recoveries for the year ended December 31, 2009 were $2.4 million, compared to $2.3 million for the year ended December 31, 2008. The allowance for loan losses at December 31, 2009 was $60.7 million, or 1.39% of total loans, compared to $47.7 million, or 1.05% of total loans at December 31, 2008. At December 31, 2009, non-performing loans as a percentage of total loans were 1.93%, compared to 1.31% at December 31, 2008. Non-performing assets as a percentage of total assets were 1.33% at December 31, 2009, compared to 0.96% at December 31, 2008. At December 31, 2009, non-performing loans were $84.5 million, compared to $59.1 million at December 31, 2008, and non-performing assets were $90.9 million at December 31, 2009, compared to $62.6 million at December 31, 2008.

Non-Interest Income. For the year ended December 31, 2009, non-interest income totaled $31.5 million, an increase of $1.2 million, or 4.1%, compared to the same period in 2008. Fee income increased $830,000 for the year ended December 31, 2009, compared with 2008, primarily due to an increase in the value of equity fund holdings. In addition, net gains on securities transactions increased $470,000 for the year ended December 31, 2009, compared with 2008. Other income increased $454,000 for the year ended December 31, 2009, compared with the same period in 2008, primarily due to an increase in gains on loan sales. Income from the appreciation in the cash surrender value of Bank-owned life insurance increased $108,000 for the year ended December 31, 2009, compared with 2008. Partially offsetting these improvements, the Company recognized other-than-

temporary impairment charges on securities of $2.0 million during the year ended December 31, 2009, compared with other-than-temporary impairment charges of $1.4 million recognized in 2008.

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

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB of New York and approved broker dealers. The Bank has a $100.0 million overnight line of credit and a $100.0 million one-month overnight repricing line of credit with the FHLB of New York. These lines of credit are subject to annual renewal. As of December 31, 2010, there were $53.0 million of borrowings outstanding against these lines of credit.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2010 and 2009, loan repayments totaled $1.15 billion and $1.13 billion, respectively.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.23 billion for the year ended December 31, 2010, compared to $1.20 billion for the year ended December 31, 2009. Purchases for the investment portfolio totaled $626.3 million for the year ended December 31, 2010, compared to $817.9 million for the year ended December 31, 2009.

At December 31, 2010, the Bank had outstanding loan commitments to borrowers of $732.2 million, including undisbursed home equity lines and personal credit lines of $258.7 million at December 31, 2010. Total deposits decreased $21.4 million for the year ended December 31, 2010. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $819.5 million at December 31, 2010. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

As of December 31, 2010, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2010, the Bank’s leverage (Tier 1) capital ratio was 7.19%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2010, the Bank’s total risk-based capital ratio was 12.17%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2010, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$708,831	$431,065	$146,076	$1,470	$130,220
Letters of credit	23,389	11,492	11,897	—	—

Total Off-Balance Sheet	732,220	442,557	157,973	1,470	130,220

Contractual Obligations:
Operating leases	34,363	4,684	8,089	6,089	15,501
Certificate of deposits	1,278,262	819,509	289,854	167,822	1,077

Total Contractual Obligations	1,312,625	824,193	297,943	173,911	16,578

Total	$2,044,845	$1,266,750	$455,916	$175,381	$146,798

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $732.2 million at December 31, 2010, a decrease of $35.7 million, or 4.6%, from $767.9 million at December 31, 2009.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2010 or 2009 that would have settled in January 2010 or 2009, respectively. Total contractual obligations at December 31, 2010 were $1.31 billion, a decrease of $210.1 million, or 13.8%, compared to $1.52 billion at December 31, 2009. Contractual obligations under operating leases increased $19.3 million, or 127.4%, to $34.4 million at December 31, 2010, from $15.1 million at December 31, 2009, and certificate of deposit accounts decreased $229.3 million, or 15.2%, to $1.28 billion at December 31, 2010, from $1.51 billion at December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells 20- and 30-year fixed-rate mortgage loans at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives initially between three and five years.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 26.2% at December 31, 2010 compared to 30.8% at December 31, 2009. Certificate of deposit accounts are generally short-term. As of December 31, 2010, 64.1% of all time deposits had maturities of one year or less compared to 74.0% at December 31, 2009. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2010.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	213,510	(4,465)	(2.0)
Static	217,975	—	—
+100	214,314	(3,661)	(1.7)
+200	209,210	(8,765)	(4.0)
+300	204,658	(13,317)	(6.1)

The above table indicates that as of December 31, 2010, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 6.1%, or $13.3 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 2.0%, or $4.5 million decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2010.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,203,086	63,901	5.6	16.8	4.2
Flat	1,139,185	—	—	16.1	—
+100	1,075,638	(63,547)	(5.6)	15.4	(4.2)
+200	999,554	(139,631)	(12.3)	14.6	(9.7)
+300	904,390	(234,795)	(20.6)	13.4	(16.8)

The preceding table indicates that as of December 31, 2010, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 20.6%, or $234.8 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 5.6%, or $63.9 million increase in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

(2)	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2010 and 2009

(2)	Condensed Statement of Income for the years ended December 31, 2010, 2009 and 2008

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairment of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provident Financial Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 1, 2011

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited Provident Financial Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Provident Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 1, 2011

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2010 and 2009

(Dollars in Thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$51,345	$120,823
Short-term investments	884	2,920

Total cash and cash equivalents	52,229	123,743

Investment securities held to maturity (fair value of $351,680 and $344,385 at December 31, 2010 and December 31, 2009, respectively)	346,022	335,074
Securities available for sale, at fair value	1,378,927	1,333,163
Federal Home Loan Bank Stock	38,283	34,276
Loans	4,409,813	4,384,194
Less allowance for loan losses	68,722	60,744

Net loans	4,341,091	4,323,450

Foreclosed assets, net	2,858	6,384
Banking premises and equipment, net	74,257	76,280
Accrued interest receivable	25,257	25,797
Intangible assets	354,220	358,058
Bank-owned life insurance	136,768	132,346
Other assets	74,616	87,601

Total assets	$6,824,528	$6,836,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,706,204	$2,522,732
Savings deposits	893,268	868,835
Certificates of deposit of $100,000 or more	412,155	469,313
Other time deposits	866,107	1,038,297

Total deposits	4,877,734	4,899,177
Mortgage escrow deposits	19,558	18,713
Borrowed funds	969,683	999,233
Other liabilities	35,866	34,494

Total liabilities	5,902,841	5,951,617

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,921,065 shares outstanding at December 31, 2010, and 83,209,293 shares issued and 59,821,850 shares outstanding at December 31, 2009, respectively	832	832
Additional paid-in capital	1,017,315	1,014,856
Retained earnings	332,472	307,751
Accumulated other comprehensive income	14,754	7,731
Treasury stock	(385,094)	(384,973)
Unallocated common stock held by the Employee Stock Ownership Plan	(58,592)	(61,642)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,482)	(7,575)
Deferred compensation—Directors’ Deferred Fee Plan	7,482	7,575

Total stockholders’ equity	921,687	884,555

Total liabilities and stockholders’ equity	$6,824,528	$6,836,172

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2010, 2009 and 2008

(Dollars in Thousands, except share data)

	Years ended December 31,
	2010	2009	2008
Interest income:
Real estate secured loans	$160,460	$159,094	$167,063
Commercial loans	41,427	43,057	42,999
Consumer loans	28,479	31,462	36,727
Investment securities	12,778	13,419	14,431
Securities available for sale and Federal Home Loan Bank stock	43,143	45,186	42,590
Deposits, Federal funds sold and other short-term investments	247	341	510

Total interest income	286,534	292,559	304,320

Interest expense:
Deposits	47,705	74,555	88,887
Borrowed funds	29,864	36,987	43,364

Total interest expense	77,569	111,542	132,251

Net interest income	208,965	181,017	172,069
Provision for loan losses	35,500	30,250	15,100

Net interest income after provision for loan losses	173,465	150,767	156,969

Non-interest income:
Fees	23,679	24,221	23,391
Bank-owned life insurance	5,948	5,390	5,282
Other-than-temporary impairment losses on securities	(3,116)	(11,043)	(1,410)
Portion of loss recognized in other comprehensive income (before taxes)	2,946	9,012	—

Net impairment losses on securities recognized in earnings	(170)	(2,031)	(1,410)
Net gain on securities transactions	885	1,398	928
Other income	1,210	2,474	2,020

Total non-interest income	31,552	31,452	30,211

Non-interest expense:
Goodwill impairment	—	152,502	—
Compensation and employee benefits	69,865	68,738	67,770
Net occupancy expense	19,777	20,170	20,809
Data processing expense	8,984	9,325	9,194
FDIC Insurance	7,631	11,778	634
Impairment of premises and equipment	1,528	—	—
Advertising and promotion expense	4,049	4,291	4,106
Amortization of intangibles	3,831	5,111	6,077
Other operating expenses	23,083	25,121	22,011

Total non-interest expenses	138,748	297,036	130,601

Income (loss) before income tax expense	66,269	(114,817)	56,579
Income tax expense	16,564	7,007	14,937

Net income (loss)	$49,705	$(121,824)	$41,642

Basic earnings (loss) per share	$0.88	$(2.16)	$0.74
Average basic shares outstanding	56,572,040	56,275,694	56,031,273

Diluted earnings (loss) per share	$0.88	$(2.16)	$0.74
Average diluted shares outstanding	56,572,040	56,275,694	56,031,318

See accompanying notes to consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2007	$832	$1,009,120	$437,503	$4,335	$(383,407)	$(67,589)	$(7,759)	$7,759	$1,000,794
Comprehensive income:
Net income	—	—	41,642	—	—	—	—	—	41,642
Other comprehensive income:
Unrealized holding gain on securities arising during the period (net of tax of $240)	—	—	—	410	—	—	—	—	410
Reclassification adjustment for losses included in net income (net of tax of ($192))	—	—	—	290	—	—	—	—	290
Amortization related to post-retirement obligations (net of tax of ($3,214))	—	—	—	(5,520)	—	—	—	—	(5,520)

Total comprehensive income									$36,822

Cash dividends paid	—	—	(24,701)	—	—	—	—	—	(24,701)
Distributions from DDFP	—	(3)	—	—	—	—	92	(92)	(3)
Purchases of treasury stock	—	—	—	—	(1,447)	—	—	—	(1,447)
Allocation of ESOP shares	—	(454)	—	—	—	2,949	—	—	2,495
Allocation of SAP shares	—	2,701	—	—	—	—	—	—	2,701
Allocation of stock options	—	1,929	—	—	—	—	—	—	1,929

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive loss:
Net loss	—	—	(121,824)	—	—	—	—	—	(121,824)
Other comprehensive loss:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($3,681))	—	—	—	(5,331)	—	—	—	—	(5,331)
Unrealized holding gain on securities arising during the period (net of tax of $7,912)	—	—	—	11,333	—	—	—	—	11,333
Reclassification adjustment for losses included in net income (net of tax of ($184))	—	—	—	449	—	—	—	—	449
Amortization related to post- retirement obligations (net of tax of $489)	—	—	—	1,765	—	—	—	—	1,765

Total comprehensive loss									$(113,608)

Cash dividends paid	—	—	(24,869)	—	—	—	—	—	(24,869)
Distributions from DDFP	—	(8)	—	—	—	—	92	(92)	(8)
Purchases of treasury stock	—	—	—	—	(119)	—	—	—	(119)
Allocation of ESOP shares	—	(1,114)	—	—	—	2,998	—	—	1,884
Allocation of SAP shares	—	1,888	—	—	—	—	—	—	1,888
Allocation of stock options	—	797	—	—	—	—	—	—	797

Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Comprehensive income:
Net income	—	—	49,705	—	—	—	—	—	49,705
Other comprehensive loss:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,203))	—	—	—	(1,743)	—	—	—	—	(1,743)
Unrealized holding gain on securities arising during the period (net of tax of $7,246)	—	—	—	10,492	—	—	—	—	10,492
Reclassification adjustment for gains included in net income (net of tax of $292)	—	—	—	(423)	—	—	—	—	(423)
Amortization related to post- retirement obligations (net of tax of $900)	—	—	—	(1,303)	—	—	—	—	(1,303)

Total comprehensive income									$56,728

Cash dividends paid	—	—	(24,984)	—	—	—	—	—	(24,984)
Distributions from DDFP	—	(6)	—	—	—	—	93	(93)	(6)
Purchases of treasury stock	—	—	—	—	(193)	—	—	—	(193)
Option exercises	—	(21)	—	—	72	—	—	—	51
Allocation of ESOP shares	—	(762)	—	—	—	3,050	—	—	2,288
Allocation of SAP shares	—	2,422	—	—	—	—	—	—	2,422
Allocation of stock options	—	826	—	—	—	—	—	—	826

Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$49,705	$(121,824)	$41,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	152,502	—
Depreciation and amortization of intangibles	10,748	12,383	13,903
Impairment of premises and equipment	1,528	—	—
Provision for loan losses	35,500	30,250	15,100
Deferred tax benefit	(3,739)	(5,375)	(4,767)
Increase in cash surrender value of Bank-owned Life Insurance	(5,948)	(5,390)	(5,282)
Net amortization of premiums and discounts on securities	9,983	3,608	355
Accretion of net deferred loan fees	(1,006)	(2,128)	(2,053)
Amortization of premiums on purchased loans	2,038	2,836	2,569
Net increase in loans originated for sale	(18,139)	(98,654)	(16,458)
Proceeds from sales of loans originated for sale	19,316	100,574	16,502
Proceeds from sales of foreclosed assets	8,410	4,017	7,260
Allocation of ESOP shares	1,840	1,494	2,162
Allocation of stock award shares	2,422	1,888	2,701
Allocation of stock options	826	797	1,929
Net gain on sale of loans	(1,177)	(1,920)	(44)
Net gain on securities transactions	(885)	(1,398)	(928)
Impairment charge on securities	170	2,031	1,410
Net gain on sale of premises and equipment	(17)	(181)	(113)
Net loss (gain) on sale of foreclosed assets	5	(17)	(1)
Contribution to pension plan	(5,085)	(6,486)	—
Decrease (increase) in accrued interest receivable	540	(1,931)	799
Increase in other assets	(16,146)	(41,990)	(9,606)
Increase (decrease) in other liabilities	1,372	(1,573)	(4,531)

Net cash provided by operating activities	92,261	23,513	62,549

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	48,816	52,008	44,108
Purchases of investment securities held to maturity	(60,227)	(40,034)	(33,482)
Proceeds from sales of securities available for sale	18,926	75,466	36,898
Proceeds from maturities and paydowns of securities available for sale	506,595	281,509	190,630
Purchases of securities available for sale	(566,082)	(777,893)	(222,348)
BOLI benefits paid	1,523	—	—
Purchases of loans	(90,430)	(55,145)	(267,823)
Net decrease (increase) in loans	58,783	105,350	(28,234)
Proceeds from sales of premises and equipment	2,101	502	2,049
Purchases of premises and equipment, net	(8,506)	(8,123)	(6,374)

Net cash used in investing activities	(88,501)	(366,360)	(284,576)

Cash flows from financing activities:
Net (decrease) increase in deposits	(21,443)	672,841	1,516
Increase (decrease) in mortgage escrow deposits	845	(1,361)	1,999
Purchase of treasury stock	(193)	(119)	(1,447)
Cash dividends paid to stockholders	(24,984)	(24,869)	(24,701)
Stock options exercised	51	—	—
Proceeds from long-term borrowings	245,800	106,000	410,600
Payments on long-term borrowings	(322,043)	(204,342)	(349,049)
Net increase (decrease) in short-term borrowings	46,693	(150,106)	111,026

Net cash (used in) provided by financing activities	(75,274)	398,044	149,944

Net (decrease) increase in cash and cash equivalents	(71,514)	55,197	(72,083)
Cash and cash equivalents at beginning of period	123,743	68,546	140,629

Cash and cash equivalents at end of period	52,229	$123,743	$68,546

Cash paid during the period for:
Interest on deposits and borrowings	$79,009	$112,970	$132,875

Income taxes	$17,622	14,417	16,701

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	4,995	6,786	9,867

Loan securitizations	$—	84,855	55,217

See accompanying notes to consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”), The Provident Bank (the “Bank”) and their wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The estimated fair values of the Company’s securities are affected by changes in interest rates, credit spreads, and market illiquidity. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. To determine if a decline in value is other-than- temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. To determine if a decline in value is other-than- temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Premiums and discounts on securities are amortized and accreted to income using a method that approximates the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

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

December 31, 2010, 2009 and 2008

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

December 31, 2010, 2009 and 2008

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

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30, and the impairment test at September 30, 2010 indicated that there was no impairment.

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

December 31, 2010, 2009 and 2008

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

In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2010, there were 428,003 shares held by the DDFP.

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

December 31, 2010, 2009 and 2008

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

Impact of Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued guidance temporarily delaying the effective date of additional disclosures about troubled debt restructurings. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral is effective upon issuance.

In July 2010, the FASB issued guidance to enhance the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of this guidance, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this guidance encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of this guidance is reflected in the Company’s consolidated financial statements at December 31, 2010.

In April 2010, the FASB issued guidance under which modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

update became effective for the Company for the interim reporting period beginning after June 15, 2010 and did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Effective January 1, 2010, the Company adopted the amended guidance on the consolidation of variable interest entities. This guidance affects all entities and enterprises currently within its scope, as well as qualifying special purpose entities that were previously outside of its scope, and is effective for fiscal years beginning after November 15, 2009, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2010, the liquidation account, which is an off-balance sheet memorandum account, amounted to $25,959,000.

(3) Restrictions on Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2010 and 2009 is $2,273,000 and $1,323,000, respectively, representing reserves required by banking regulations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(4) Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,749	3	(29)	2,723
Mortgage-backed securities	39,493	1,677	—	41,170
State and municipal obligations	294,527	6,316	(2,604)	298,239
Corporate obligations	9,253	315	(20)	9,548

	$346,022	8,311	(2,653)	351,680

	2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$1,000	—	(8)	992
Mortgage-backed securities	64,197	1,801	(445)	65,553
State and municipal obligations	260,455	8,037	(206)	268,286
Corporate obligations	9,422	146	(14)	9,554

	$335,074	9,984	(673)	344,385

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Securities held to maturity having a carrying value of $261,432,000 and $70,079,000 at December 31, 2010 and 2009, respectively, were pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of investment securities at December 31, 2010 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2010
	Amortized cost	Fair value
Due in one year or less	$34,467	34,626
Due after one year through five years	96,675	99,959
Due after five years through ten years	96,411	99,353
Due after ten years	78,976	76,572
Mortgage-backed securities	39,493	41,170

	$346,022	351,680

During 2010, the Company recognized a gain of $68,000 related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $7,674,000. No gains or losses were recognized during 2009.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following table represents the Company’s disclosure on investment securities with temporary impairment (in thousands):

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,470	(29)	—	—	1,470	(29)
Mortgage-backed securities	—	—	—	—	—	—
State and municipal obligations	67,812	(2,604)	—	—	67,812	(2,604)
Corporate obligations	518	(20)	—	—	518	(20)

	$69,800	(2,653)	—	—	69,800	(2,653)

	December 31, 2009 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$992	(8)	—	—	992	(8)
Mortgage-backed securities	—	—	9,082	(445)	9,082	(445)
State and municipal obligations	18,138	(206)	—	—	18,138	(206)
Corporate obligations	2,246	(14)	—	—	2,246	(14)

	$21,376	(228)	9,082	(445)	30,458	(673)

Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2010, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

(5) Securities Available for Sale

Securities available for sale at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$—	—	—	—
Agency obligations	109,271	616	(44)	109,843
Mortgage-backed securities	1,223,869	29,137	(5,480)	1,247,526
State and municipal obligations	11,188	496	(55)	11,629
Corporate obligations	9,543	386	—	9,929

	$1,353,871	30,635	(5,579)	1,378,927

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

	2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$—	—	—	—
Agency obligations	223,951	1,901	—	225,851
Mortgage-backed securities	1,076,467	19,911	(11,698)	1,084,680
State and municipal obligations	12,199	575	(73)	12,701
Corporate obligations	9,567	437	(74)	9,931

	$1,322,184	22,824	(11,845)	1,333,163

Securities available for sale having a carrying value of $430,959,000 and $543,172,000 at December 31, 2010 and 2009, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2010
	Amortized cost	Fair value
Due in one year or less	$67,905	68,410
Due after one year through five years	57,801	58,577
Due after five years through ten years	4,296	4,414
Mortgage-backed securities	1,223,869	1,247,526

	$1,353,871	1,378,927

Proceeds from the sale of securities available for sale during 2010 were $18,927,000, resulting in gross gains of $817,000. Proceeds from the sale of securities available for sale during 2009 were $75,466,000, resulting in gross gains and gross losses of $2,497,000 and $1,099,000, respectively. During 2008, proceeds from the sale of securities available for sale were $36,898,000, resulting in gross gains and gross losses of $947,000 and $19,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

	December 31, 2010	December 31, 2009
Beginning credit loss amount	$768	—
Add: Initial OTTI credit losses	—	768
Subsequent OTTI credit losses	170	—
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$938	768

During 2010, the Company recognized in earnings net other-than-temporary impairment charges totaling $170,000, which consisted of a credit-related impairment on an investment in a non-Agency mortgage-backed security. For the prior year period, the Company recognized in earnings other-than-temporary impairment charges totaling $768,000, consisting of credit-related impairment of two private label mortgage-backed securities and a reduction in the market value of investments in the common stock of five publicly traded financial institutions. During 2008, the Company recorded other-than-temporary impairment charges totaling $1,410,000 which consisted of a $432,000 credit-related impairment of a bond issued by Lehman Brothers Holdings, Inc. and a $978,000 reduction in the market value of investments and in the common stock of two publicly traded financial institutions. Prior to the charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$277,772	(4,126)	20,400	(1,354)	298,172	(5,480)
State and municipal obligations	1,414	(55)	—	—	1,414	(55)
Agency notes	13,964	(44)	—	—	13,964	(44)
Corporate obligations	—	—	—	—	—	—

	$293,150	(4,225)	20,400	(1,354)	313,550	(5,579)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2010, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2010 totaled 35, compared with 85 at December 31, 2009. There were four private label mortgage-backed securities in an unrealized loss position at December 31, 2010, with an amortized cost of $21.8 million and unrealized losses totaling $1.4 million. These four securities were all below investment grade at December 31, 2010. The Company did not have any investments in equity securities at December 31, 2010 and 2009.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2010.

(6) Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Mortgage loans:
Residential	$1,386,326	1,491,358
Commercial	1,180,147	1,089,937
Multi-family	387,189	227,663
Construction	125,192	195,889

Total mortgage loans	3,078,854	3,004,847
Commercial loans	755,487	785,818
Consumer loans	569,597	586,459

Total gross loans	4,403,938	4,377,124

Premiums on purchased loans	6,771	8,012
Unearned discounts	(104)	(266)
Net deferred (fees)	(792)	(676)

	$4,409,813	4,384,194

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2010, 2009 and 2008, $2,038,000, $2,836,000 and $2,569,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At December 31, 2010
	30-59 Days	60-89 Days	Non-accrual	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans
Residential	$21,407	8,370	41,247	71,024	1,315,302	1,386,326	—
Commercial	396	4,286	16,091	20,773	1,159,374	1,180,147	—
Multi-family	—	—	201	201	386,988	387,189	—
Construction	1,024	—	9,412	10,436	114,756	125,192	—

Toal mortgage loans	22,827	12,656	66,951	102,434	2,976,420	3,078,854	—
Commercial loans	1,958	562	23,505	26,025	729,462	755,487	—
Consumer loans	8,074	3,488	6,808	18,370	551,227	569,597	—

Total Loans	$32,859	16,706	97,264	146,829	4,257,109	4,403,938	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $97,264,000 and $84,477,000 at December 31, 2010 and 2009, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2010, or 2009.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $4,114,000, $2,430,000 and $2,255,000, for the years ended December 31, 2010, 2009 and 2008, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2010, 2009 and 2008 was insignificant for the periods presented.

An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2010, there were 24 impaired loans totaling $47.7 million. Included in this total were 6 TDRs to 5 borrowers totaling $7.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2010.

The Company separately calculates the reserve for loan loss on impaired loans. The Bank may recognize impairment of a loan based upon (1) present value of expected cash flows discounted at the effective interest rate;

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

or (2) if loan is collateral dependent, the fair value of collateral; or (3) market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans can be aggregated and historical statistics may be used as a means of measuring those impaired loans. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans.

Loans receivable summarized by portfolio segment and impairment method is as follows (in thousands):

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$27,016	20,642	—	47,658
Collectively evaluated for impairment	3,051,838	734,845	569,597	4,356,280
Loan acquired with deteriorated credit quality	—	—	—	—

Total	$3,078,854	755,487	569,597	4,403,938

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	For the Year ended December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Individually evaluated for impairment	$139	2,113	—	2,252	—	2,252
Collectively evaluated for impairment	38,277	20,097	5,616	63,990	2,480	66,470
Loan acquired with deteriorated credit quality	—	—	—	—	—	—

Total	$38,416	22,210	5,616	66,242	2,480	68,722

The activity in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Balance at beginning of period	$60,744	47,712	40,782
Provision charged to operations	35,500	30,250	15,100
Recoveries of loans previously charged off	1,945	2,402	2,255
Loans charged off	(29,467)	(19,620)	(10,425)

Balance at end of period	$68,722	60,744	47,712

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Impaired loans receivable by class is summarized as follows (thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance
Loans with no related allowance
Mortgage Loans
Residential	$—	—	—
Commercial	23,351	13,405	—
Multi-family	—	—	—
Construction	9,475	9,412	—

Total	32,826	22,817	—
Commercial loans	10,173	9,075	—
Consumer loans	—	—	—

Total loans	$42,999	31,892	—

Loans with an allowance recorded
Mortgage Loans
Residential	$280	280	13
Commercial	3,919	3,919	126
Multi-family	—	—	—
Construction	—	—	—

Total	4,199	4,199	139
Commercial Business Loans	11,709	11,568	2,113
Consumer Loans	—	—

Total loans	$15,908	15,767	2,252

Total
Mortgage Loans
Residential	$280	280	13
Commercial	27,270	17,324	126
Multi-family	—	—	—
Construction	9,475	9,412	—

Total	37,025	27,016	139
Commercial loans	21,882	20,642	2,113
Consumer loans	—	—

Total loans	$58,907	47,658	2,252

At December 31, 2010, impaired loans consisted of 24 residential, commercial and commercial mortgage loans totaling $47,658,000, all of which were included in nonaccrual loans. At December 31, 2009, impaired loans consisted of fifteen commercial and commercial mortgage loans totaling $41,138,000, all of which were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2,252,000 and $12,517,000 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, impaired loans for which there was no related allowance for loan losses totaled $31,892,000 and $11,049,000, respectively. The average balances of impaired loans during the years ended December 31, 2010, 2009 and 2008 were $42,654,000, $40,097,000 and $15,971,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $474,208,000 and $517,624,000, at December 31, 2010 and 2009, respectively, and undisbursed home equity and personal credit lines of $258,012,000 and $250,269,000, at December 31, 2010 and 2009, respectively), exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

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

The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports by the independent third party are presented directly to the Audit Committee of the Board of Directors.

Loans receivable by credit quality risk rating indicator is as follows (in thousands):

	At December 31, 2010
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$8,370	20,726	1,024	18,365	48,485	29,616	3,487	81,588
Substandard	41,247	71,842	201	29,157	142,447	56,767	6,215	205,429
Doubtful	—	—	—	—	—	1,468		1,468
Loss	—	—	—	—	—	—		—

Total classified and criticized	49,617	92,568	1,225	47,522	190,932	87,851	9,702	288,485
Acceptable/watch	1,336,709	1,087,579	385,964	77,670	2,887,922	667,636	559,895	4,115,453

Total outstanding loans	$1,386,326	1,180,147	387,189	125,192	3,078,854	755,487	569,597	4,403,938

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(7) Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Land	$18,572	19,662
Banking premises	85,092	86,988
Furniture, fixtures and equipment	52,525	50,021
Leasehold improvements	19,466	17,377
Construction in progress	7,378	6,820

	183,033	180,868
Less impairment of premises and equipment	1,528	—
Less accumulated depreciation and amortization	107,248	104,588

	$74,257	76,280

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $6,917,000, $7,272,000 and $7,826,000, respectively.

(8) Intangible Assets

Intangible assets at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Goodwill	$346,290	346,290
Core deposit premiums	6,309	10,049
Mortgage servicing rights	1,621	1,719

	$354,220	358,058

Amortization expense of intangible assets for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Core deposit premiums	$3,552	4,869	5,966
Mortgage servicing rights	279	242	111

	$3,831	5,111	6,077

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2011	$2,550
2012	1,698
2013	965
2014	626
2015	391

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(9) Deposits

Deposits at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	Weighted average interest rate	2009	Weighted average interest rate
Savings deposits	$893,268	0.39%	$868,835	0.53%
Money market accounts	1,186,274	0.68	1,185,571	0.92
NOW accounts	972,285	0.85	822,609	1.11
Non-interest bearing deposits	547,645	—	514,552	—
Certificates of deposit	1,278,262	1.61	1,507,610	2.21

	$4,877,734		$4,899,177

Scheduled maturities of certificates of deposit accounts at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Within one year	$819,509	1,115,158
One to three years	289,854	234,193
Three to five years	167,822	157,274
Five years and thereafter	1,077	985

	$1,278,262	1,507,610

Interest expense on deposits for the years ended December 31, 2010, 2009 and 2008 is summarized as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Savings deposits	$4,061	6,284	9,915
NOW and money market accounts	18,369	22,710	23,273
Certificates of deposits	25,275	45,561	55,699

	$47,705	74,555	88,887

(10) Borrowed Funds

Borrowed funds at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Securities sold under repurchase agreements	$346,611	479,286
FHLB line of credit	53,000	—
FHLB advances	570,072	519,947

	$969,683	999,233

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

FHLB advances are at fixed and variable rates and mature between January 2011 and January 2019. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.

Scheduled maturities of FHLB advances at December 31, 2010 are as follows (in thousands):

2010
Due in one year or less	$197,310
Due after one year through two years	9,100
Due after two years through three years	32,627
Due after three years through four years	84,306
Due after four years through five years	145,266
Thereafter	101,463

$570,072

Scheduled maturities of securities sold under repurchase agreements at December 31, 2010 are as follows (in thousands):

2010
Due in one year or less	$176,611
Due after one year through two years	45,000
Due after two years through three years	45,000
Due after three years through four years	—
Due after four years through five years	—
Thereafter	80,000

$346,611

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2010 and 2009 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2010
Securities sold under repurchase agreements	$499,190	392,934	2.51%
FHLB line of credit	53,000	512	0.42
FHLB advances	578,168	546,910	3.66
2009:
Securities sold under repurchase agreements	$618,034	515,976	3.08%
FHLB line of credit	75,000	11,444	0.55
FHLB advances	532,066	529,303	3.98

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements. At December 31, 2010 and 2009, the Bank had unused lines of credit with the FHLB of $148,000,000 and $200,000,000, respectively. These lines of credit are subject to renewal annually.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(11) Benefit Plans

Pension and Post-retirement Benefits

The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2010, management believes that no contributions will be made to the pension plan in 2011.

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

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2010	2009	2008	2010	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$18,942	18,011	15,793	16,503	17,854	17,670
Plan Amendment				—	—	—
Service cost	—	—	—	133	150	181
Interest cost	1,137	1,084	1,030	924	933	1,016
Actuarial loss (gain)	337	307	1,585	(771)	(1,981)	(416)
Benefits paid	(686)	(460)	(397)	(458)	(453)	(597)
Change in actuarial assumptions	1,480	—	—	1,225	—	—

Benefit obligation at end of year	$21,210	18,942	18,011	17,556	16,503	17,854

Change in plan assets:
Fair value of plan assets at beginning of year	$21,935	13,335	19,706	—	—	—
Actual return on plan assets	2,083	2,574	(5,974)	—	—	—
Employer contributions	5,084	6,486	—	458	453	597
Benefits paid	(686)	(460)	(397)	(458)	(453)	(597)

Fair value of plan assets at end of year	$28,416	21,935	13,335	—	—	—

Funded status at end of year	$7,206	2,993	(4,676)	(17,556)	(16,503)	(17,854)

The prepaid pension benefits of $7.2 million and the unfunded post-retirement healthcare and life insurance benefits of $17.6 million at December 31, 2010 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The components of accumulated other comprehensive (gain) loss related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2010 and 2009 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2010	2009	2010	2009
Unrecognized transition obligation	$—	—	—	—
Unrecognized prior service cost	—	—	(16)	(21)
Unrecognized net actuarial gain	7,446	6,460	(7,241)	(8,496)

Total accumulated other comprehensive loss (gain)	$7,446	6,460	(7,257)	(8,517)

Net periodic benefit cost (increase) for the years ending December 31, 2010, 2009 and 2008, included the following components (in thousands):

	Pension			Post-retirement
	2010	2009	2008	2010	2009	2008
Service cost	$—	—	—	133	150	181
Interest cost	1,137	1,084	1,030	924	933	1,016
Return on plan assets	(2,083)	(2,574)	5,974	—	—	—
Amortization of:
Net gain (loss)	830	2,243	(7,532)	(801)	(814)	(671)
Unrecognized prior service cost	—	—	—	(4)	(4)	(4)
Unrecognized remaining assets	—	—	—	—	—	—

Net periodic benefit (increase) cost	$(116)	753	(528)	252	265	522

The weighted average actuarial assumptions used in the plan determinations at December 31, 2010, 2009 and 2008 were as follows:

	Pension			Post-retirement
	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	6.00%	6.00%	5.50%	6.00%	6.00%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	7.50	8.00	8.50

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 5.50% was selected for the December 31, 2010 measurement date and the 2010 expense calculation.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2010 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$175	(140)
Effect on post-retirement benefits obligation	2,290	(1,860)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years are as follows (in thousands):

	Pension	Post-retirement
2011	$659,000	$690,000
2012	690,000	724,000
2013	718,000	751,000
2014	759,000	775,000
2015	842,000	803,000

The weighted-average asset allocation of pension plan assets at December 31, 2010 and 2009 were as follows:

Asset Category	2010	2009
Domestic equities	44%	33%
Foreign equities	14%	10%
Fixed income	40%	24%
Real estate	2%	4%
Cash	0%	29%

Total	100%	100%

The Company’s expected return on pension plan assets assumption is based on historical investment return experience and evaluation of input from the Investment Consultant and Committee managing the pension plan’s assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company’s goal of earning the highest rate of return while maintaining risk at acceptable levels.

Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	44%	35-55%
Foreign equities	14%	5-25%
Fixed income	40%	30-50%
International bonds
Real estate	2%	0-10%
Cash	0%	0-35%

Total	100%

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2010 and 2009, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2010
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$198	—	198	—
Mutual funds	12,146	12,146	—	—
Pooled separate accounts	16,072	—	16,072	—

Total investments	$28,416	12,146	16,270	—

	Fair value measurements at December 31, 2009
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$244	—	244	—
Mutual funds	10,120	10,120	—	—
Pooled separate accounts	11,571	—	10,932	639

Total investments	$21,935	10,120	11,176	639

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2010.

Level 3 assets year ended December 31, 2010
(in thousands)	Pooled separate accounts
Balance, beginning of year	$639
Unrealized losses relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	(639)

Balance, end of year	$—

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third party investment manager.

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2010, 2009 and 2008, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2010, 2009 and 2008 were $493,000, $501,000 and $478,000, respectively.

Supplemental Executive Retirement Plan

The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

law. Amounts expensed under this supplemental retirement plan amounted to $173,000, $184,000 and $152,000 for the years 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, $2,136,000 and $2,158,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. Charges of $9,000, $20,000, and $106,000, net of tax, were recorded in other comprehensive income for 2010, 2009 and 2008, respectively, in connection with this supplemental retirement plan.

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

The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2010, 2009 and 2008. At December 31, 2010 and 2009, $221,000 and $229,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. A decrease of $14,000, an increase of $29,000, and a decrease of $4,000, net of tax, were recorded in other comprehensive income for 2010, 2009 and 2008, respectively, in connection with this plan.

The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2010, was $65.4 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the ESOP years ending December 31, 2010 and 2009, 178,510 shares and 175,474 shares were released, respectively. Unallocated ESOP shares held in suspense totaled 3,429,300 at December 31, 2010, and had a fair market value of $51.9 million. ESOP compensation expense for the years ended December 31, 2010, 2009 and 2008 was $1,840,000, $1,494,000 and $2,162,000, respectively.

The Supplemental Executive Savings Plan

The Supplemental Executive Savings Plan is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans. The Supplemental Executive Savings Plan was frozen effective December 31, 2003, and all benefit distributions have been made.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Non-Qualified Supplemental Defined Contribution Plan (“the Supplemental Employee Stock Ownership Plan”)

Effective January 1, 2004, the Bank established a deferred compensation plan for executive management and key employees of the Bank, known as The Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”). The Supplemental ESOP was amended and restated as the Non-Qualified Supplemental Defined Contribution Plan (the “Supplemental DC Plan”), effective January 1, 2010. The Supplemental DC Plan is a non-qualified plan that provides additional benefits to certain executives whose benefits under the 401(k) Plan and ESOP are limited by tax law limitations applicable to tax-qualified plans. The Supplemental DC Plan requires a contribution by the Bank for each participant who also participates in the 401(k) Plan and ESOP equal to the amount that would have been contributed under the terms of the of the 401(k) Plan and ESOP but for the tax law limitations, less the amount actually contributed under the 401(k) Plan and ESOP.

The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2010 was approximately $5,000 and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on US Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2010 was $17,000. The phantom equity will be treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, since participants do not have an option to take their distribution in cash. Prior year expense under the Supplemental ESOP for years ended December 31,2009 and 2008 was ($46,000) and $33,000 respectively.

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

Stock Awards

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $2,422,000, $1,888,000 and $2,701,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2010	2009	2008
Outstanding at beginning of year	549,693	146,696	310,073
Granted	321,668	483,518	61,590
Forfeited	(16,909)	(34,638)	(1,963)
Vested	(126,437)	(45,883)	(223,004)

Outstanding at the end of year	728,015	549,693	146,696

As of December 31, 2010, unrecognized compensation cost relating to unvested restricted stock totaled $3.0 million. This amount will be recognized over a remaining weighted average period of 2.0 years.

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

A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2010		2009		2008
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,101,499	$17.81	3,962,349	$18.23	4,400,170	$18.50
Granted	213,782	10.34	232,872	10.39	172,090	12.54
Exercised	(4,174)	12.45	—	—	—	—
Forfeited	(3,047)	13.26	(17,280)	12.03	(16,113)	17.30
Expired	(129,296)	18.51	(76,442)	18.51	(593,798)	18.57

Outstanding at the end of year	4,178,764	$17.42	4,101,499	$17.81	3,962,349	$18.23

The total fair value of shares vesting during 2010, 2009 and 2008 was $636,000, $630,000 and $2,913,000, respectively.

Compensation expense of approximately $475,000, $226,000, and $91,000 is projected for 2011, 2012 and 2013, respectively, on stock options outstanding at December 31, 2010.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 17.43-19.22	3,575,727	3.0 years	$18.49	3,429,189	$18.51
$ 10.27-15.14	603,037	8.2 years	$11.01	86,953	$12.21

The stock options outstanding and stock options exercisable at December 31, 2010 have an aggregate intrinsic value of $2,483,000 and $254,000, respectively.

The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.

Compensation expense related to the Company’s stock option plan totaled $826,000, $797,000 and $1,929,000 for 2010, 2009 and 2008, respectively.

The estimated fair values were determined on the dates of grant using the Black-Scholes Option pricing model. The fair value of the Company’ stock option awards are expensed on a straight-line basis over the vesting period of the stock option. The risk-free rate is based on the implied yield on a U.S. Treasury bond with a term approximating the expected term of the option. The expected volatility computation is based on historical volatility over a period approximating the expected term of the option. The dividend yield is based on the annual dividend payment per share, divided by the grant date stock price. The expected option term is a function of the option life and the vesting period.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2010	2009	2008
Expected dividend yield	4.26%	4.23%	3.51%
Expected volatility	40.78%	81.45%	31.94%
Risk-free interest rate	2.40%	1.92%	2.91%
Expected option life	8 years	8 years	8 years

The weighted average fair value of options granted during 2010, 2009 and 2008 was $2.91, $5.39, and $3.16 per option, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(12) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$20,124	12,291	19,583
State	179	93	121

Total current	20,303	12,384	19,704

Deferred:
Federal	(3,299)	(3,997)	(3,707)
State	(440)	(1,378)	(1,060)

Total deferred	(3,739)	(5,375)	(4,767)

	$16,564	7,007	14,937

The Bank recorded, in accumulated other comprehensive income, deferred tax expense of $5,751,000, $4,415,000 and $432,000 during 2010, 2009 and 2008, respectively, to reflect the tax effect of the unrealized gain on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax (benefit) expense of ($900,000), $489,000 and ($3,214,000) in 2010, 2009 and 2008, respectively, related to the amortization of post-retirement obligations.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Tax expense at statutory rate of 35%	$23,195	(40,186)	19,803
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(170)	(836)	(611)
Goodwill impairment	—	53,376	—
Tax-exempt interest income	(3,811)	(3,726)	(3,556)
Change in valuation reserve	—	281	(339)
Bank-owned life insurance	(2,082)	(1,887)	(1,849)
Other, net	(568)	(15)	1,489

	$16,564	7,007	14,937

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$27,565	24,562
Post-retirement benefit	10,137	10,236
Deferred compensation	2,987	2,990
Intangibles	381	523
Depreciation	1,480	2,307
SERP	873	939
ESOP	2,766	2,496
Stock-based compensation	6,641	5,771
Non-accrual interest	4,584	2,516
State AMA	849	848
State NOL	840	820
Other	1,094	929

Total gross deferred tax assets	60,197	54,937
Valuation Reserve	(1,086)	(1,098)

Deferred tax liabilities:
Pension expense	5,986	3,861
Deferred loan costs	3,372	2,996
Investment securities, principally due to accretion of discounts	322	283
Purchase accounting adjustments	770	1,787
Originated mortgage servicing rights	635	671
Unrealized gain on securities	10,236	4,485
Pension liability adjustments	—	854

Total gross deferred tax liabilities	21,321	14,937

Net deferred tax asset	$37,790	38,902

Equity at December 31, 2010 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2010, the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

In 2010, the company recorded a valuation reserve of $1,086,000. This valuation reserve primarily relates to state net operating losses of approximately $14,346,000 and unused capital loss carryforwards of approximately $716,000. The state net operating losses will expire in 2029.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2010 and 2009.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files separate State of New Jersey income tax returns. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2007.

(13) Lease Commitments

The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2010, are summarized as follows (in thousands):

Year ending December 31:
2011	$4,684
2012	4,392
2013	3,697
2014	8,291
2015	2,798
Thereafter	15,501

$34,363

Rental expense was $4,516,000, $4,411,000 and $4,263,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(14) Commitments, Contingencies and Concentrations of Credit Risk

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated financial statements. In the opinion of management, the consolidated financial position of the Company will not be materially affected by the outcome of such commitments or contingent liabilities.

A substantial portion of the Bank’s loans are one- to four-family residential first mortgage loans secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in local real estate market conditions.

(15) Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2010 and 2009, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

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

December 31, 2010, 2009 and 2008

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

As of December 31, 2010 and 2009, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2010 and 2009, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

The following is a summary of the Company’s actual capital amounts and ratios as of December 31, 2010 and 2009, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Leverage (Tier 1)	$554,497	8.57%	$258,933	4.00%	$323,667	5.00%
Risk-based capital:
Tier 1	554,497	13.00	170,604	4.00	255,906	6.00
Total	608,001	14.26	341,208	8.00	426,510	10.00

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Leverage (Tier 1)	$520,656	7.99%	$260,589	4.00%	$325,736	5.00%
Risk-based capital:
Tier 1	520,656	12.17	171,121	4.00	256,682	6.00
Total	574,221	13.42	342,242	8.00	427,803	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Leverage (Tier 1)	$465,442	7.19%	$258,953	4.00%	$323,691	5.00%
Risk-based capital:
Tier 1	465,442	10.91	170,634	4.00	255,951	6.00
Total	518,951	12.17	341,268	8.00	426,585	10.00

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Leverage (Tier 1)	$418,996	6.44%	$260,279	4.00%	$325,348	5.00%
Risk-based capital:
Tier 1	418,996	9.81	170,890	4.00	256,335	6.00
Total	472,499	11.06	341,780	8.00	427,225	10.00

(16) Fair Value of Measurement of Assets and Liabilities

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2010 and 2009, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$109,843	$109,843	$—	$—
Mortgage-backed securities	1,247,526	—	1,247,526	—
State and municipal obligations	11,629	—	11,629	—
Corporate obligations	9,929	—	9,929	—

	$1,378,927	$109,843	$1,269,084	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$22,375	—	—	$22,375
Foreclosed assets	2,858	—	—	2,858

	$25,233	$—	$—	$25,233

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

		Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$225,851	225,851	—	—
Mortgage-backed securities	1,084,680	—	1,084,680	—
State and municipal obligations	12,701	—	12,701	—
Corporate obligations	9,931	—	9,931	—

	$1,333,163	225,851	1,107,312	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$28,309	—	$—	$28,309
Foreclosed assets	6,384	—	—	6,384
Goodwill	346,290	—	—	346,290

	$380,983			380,983

The following valuation techniques are based upon the unpaid principal balance only and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the years ended December 31, 2010 and 2009.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the years ended December 31, 2010 and 2009.

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

December 31, 2010, 2009 and 2008

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

There were no changes to the valuation techniques for fair value measurement during the years ended December 31, 2010 and 2009.

(17) Fair Value of Financial Instruments

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

December 31, 2010, 2009 and 2008

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

The estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are presented in the following table (in thousands):

	2010		2009
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$52,229	52,229	123,743	123,743
Securities available for sale	1,378,927	1,378,927	1,333,163	1,333,163
Investment securities held to maturity	346,022	351,680	335,074	344,385
FHLB-NY stock	38,283	38,283	34,276	34,276
Loans	4,341,091	4,487,268	4,323,450	4,424,286
Financial liabilities:
Deposits	$4,877,734	4,895,937	4,899,177	4,913,650
Borrowed funds	969,683	987,374	999,233	1,020,245

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

December 31, 2010, 2009 and 2008

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

(18) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2010 and 2009.

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$72,407	$72,011	$71,897	$70,219
Interest expense	21,639	19,870	18,862	17,198

Net interest income	50,768	52,141	53,035	53,021
Provision for loan losses	9,000	9,000	8,600	8,900

Net interest income after provision for loan losses	41,768	43,141	44,435	44,121
Non-interest income	8,009	7,973	7,803	7,767
Non-interest expense	34,762	33,931	34,081	35,974

Income before income tax expense	15,015	17,183	18,157	15,914
Income tax expense	3,828	4,243	4,694	3,799

Net income	$11,187	$12,940	$13,463	$12,115

Basic earnings per share	$0.20	$0.23	$0.24	$0.21
Diluted earnings per share	$0.20	$0.23	$0.24	$0.21

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$73,457	$72,312	$73,039	$73,751
Interest expense	29,526	29,147	27,729	25,140

Net interest income	43,931	43,165	45,310	48,611
Provision for loan losses	5,800	5,800	6,500	12,150

Net interest income after provision for loan losses	38,131	37,365	38,810	36,461
Non-interest income	6,966	8,865	8,588	7,033
Non-interest expense	185,797	38,152	35,972	37,115

(Loss) income before income tax expense	(140,700)	8,078	11,426	6,379
Income tax expense	2,919	1,733	2,750	(395)

Net (loss) income	$(143,619)	$6,345	$8,676	$6,774

Basic (loss) earnings per share	$(2.56)	$0.11	$0.15	$0.12
Diluted (loss) earnings per share	$(2.56)	$0.11	$0.15	$0.12

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(19) Earnings (Loss) Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings (loss) per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2010	2009	2008
Net income (loss)	$49,705	$(121,824)	$41,642

Basic weighted average common shares outstanding	56,572,040	56,275,694	56,031,273
Plus:
Dilutive shares	—	—	45

Diluted weighted average common shares outstanding	56,572,040	56,275,694	56,031,318

Earnings (loss) per share:
Basic	$0.88	$(2.16)	$0.74
Diluted	$0.88	$(2.16)	$0.74

Anti-dilutive stock options and awards totaling 4,191,909 shares at December 31, 2010, were excluded from the earnings per share calculations.

(20) Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$5,492	$6,832
Short-term investments	—	—

Total cash and cash equivalents	5,492	6,832

Securities available for sale, at fair value	—	—
Investment in subsidiaries	832,633	782,895
Due from subsidiary – SAP	19,276	21,785
ESOP loan	65,363	67,751
Other assets	—	5,292

Total assets	$922,764	$884,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	1,077	—
Total stockholders’ equity	921,687	884,555

Total liabilities and stockholders’ equity	$922,764	$884,555

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Operations

(Dollars in Thousands)

	For the Year Ended December 31,
	2010	2009	2008
Dividends from subsidiary	$13,600	$15,300	$11,200
Interest income	2,710	2,800	2,884
Investment loss	100	(287)	(544)
Other income	—	27	702

Total income	16,410	17,840	14,242

Non-interest expense	760	807	1,184

Total expense	760	807	1,184

Income before income tax expense	15,650	17,033	13,058

Income tax expense	1,553	61	70

Income before undistributed net income of subsidiary	14,097	16,972	12,988
Equity in undistributed net income of subsidiary
(dividends in excess of earnings)	35,608	(138,796)	28,654

Net income (loss)	$49,705	$(121,824)	$41,642

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$49,705	$(121,824)	$41,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Dividends in excess of earnings (equity in undistributed net income) of subsidiary	(35,608)	138,796	(28,654)
ESOP allocation	1,840	1,494	2,162
SAP allocation	2,422	1,888	2,701
Stock option allocation	826	797	1,929
Loss (gain) on sales of securities available for sale	—	845	(844)
Securities impairment charge	—	1,264	978
Decrease in Due from Subsidiary—SAP	2,509	911	4,442
Increase in other assets	(1,373)	(11,093)	(7,765)
Increase (decrease) in other liabilities	1,077	(1,251)	178

Net cash provided by operating activities	21,398	11,827	16,769

Cash flows from investing activities:
Purchases of available for sale securities	—	—	(500)
Proceeds from sales of available for sale securities	—	12,507	7,803
Net decrease in ESOP loan	2,388	2,242	2,101

Net cash provided by investing activities	2,388	14,749	9,404

Cash flows from financing activities:
Purchases of treasury stock	(193)	(119)	(1,447)
Cash dividends paid	(24,984)	(24,869)	(24,701)
Stock options exercised	51	—	—

Net cash used in financing activities	(25,126)	(24,988)	(26,148)

Net (decrease) increase in cash and cash equivalents	(1,340)	1,588	25
Cash and cash equivalents at beginning of period	6,832	5,244	5,219

Cash and cash equivalents at end of period	$5,492	$6,832	$5,244

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christopher Martin, the Company’s Chairman, President and Chief Executive Officer, and Thomas M. Lyons, the Company’s Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal 1 Election of Provident Directors” under the captions “The Board of Directors”, “Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 28, 2011 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 28, 2011 and is incorporated herein by reference.

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

The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 28, 2011 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2010 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	4,178,764	$17.42	2,769,390	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,178,764	$17.42	2,769,390

(1)	Consists of outstanding stock options to purchase 4,101,499 shares of common stock granted under the Company’s stock-based compensation plans.
(2)	The weighted average exercise price reflects the exercise price of $18.57 per share for 2,977,600 stock options granted in 2003; an exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004; an exercise price of $18.03 for 41,000 stock options granted in 2005; an exercise price of $18.55 for 90,800 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 231,327 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007; an exercise price of $12.54 for 157,410 stock options granted in 2008; an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 206,845 stock options granted in 2009; and an exercise price of $10.34 for 213,782 stock options granted in 2010 under the Company’s stock-based compensation plans.
(3)	Consists of stock options to purchase up to 2,769,390 shares that remained available to grant under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the caption “Corporate Governance Matters—“Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 28, 2011 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal 4 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 28, 2011 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc.[1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.[5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.[1]

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009.[9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.[10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended.[2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan.[2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank.[7]

10.6	Amended and Restated Supplemental Executive Savings Plan.[7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank.[7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan.[7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan.[7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.[3]

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan.[11]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.[4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.[4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.[6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009.[8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009.[9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009.[9]

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).

2	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
3	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
4	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
5	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
6	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
7	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
8	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (File No. 001-31566).
9	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (File No. 001-31566).
10	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566).
11	Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 (File No. 001-31566).

(b) The exhibits listed under (a)(3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 1, 2011	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, President and Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2011	Date:	March 1, 2011

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 1, 2011

By:	/s/ THOMAS W. BERRY	By:	/s/ LAURA L. BROOKS
	Thomas W. Berry, Director		Laura L. Brooks, Director

Date:	March 1, 2011	Date:	March 1, 2011

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	March 1, 2011	Date:	March 1, 2011

By:	/s/ TERENCE GALLAGHER	By:	/s/ THOMAS B. HOGAN, Jr.
	Terence Gallagher, Director		Thomas B. Hogan, Jr., Director

Date:	March 1, 2011	Date:	March 1, 2011

By:	/S/ CARLOS HERNANDEZ	By:	/S/ WILLIAM T. JACKSON
	Carlos Hernandez, Director		William T. Jackson, Director

Date:	March 1, 2011	Date:	March 1, 2011

By:	/S/ KATHARINE LAUD	By:	/S/ ARTHUR MCCONNELL
	Katharine Laud, Director		Arthur McConnell, Director

Date:	March 1, 2011	Date:	March 1, 2011

By:	/S/ EDWARD O’DONNELL	By:	/S/ JEFFRIES SHEIN
	Edward O’Donnell, Director		Jeffries Shein, Director

Date:	March 1, 2011	Date:	March 1, 2011

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc.[1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.[5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.[1]

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009.[9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.[10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended.[2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan.[2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank.[7]

10.6	Amended and Restated Supplemental Executive Savings Plan.[7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank.[7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan.[7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan.[7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.[3]

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan.[11]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.[4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.[4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.[6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009.[8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009.[9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009.[9]

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).

2	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
3	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
4	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
5	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
6	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
7	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
8	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (File No. 001-31566).
9	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (File No. 001-31566).
10	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566).
11	Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 (File No. 001-31566).