Form 10-Q
period 2011-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2011-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 2, 2011 there were 83,209,293 shares issued and 60,461,119 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 425,363 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2011 (Unaudited) and December 31, 2010

(Dollars in Thousands)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$103,495	$51,345
Short-term investments	1,477	884

Total cash and cash equivalents	104,972	52,229

Securities available for sale, at fair value	1,261,678	1,378,927
Investment securities held to maturity (fair value of $349,465 at March 31, 2011 (unaudited) and $351,680 at December 31, 2010)	341,675	346,022
Federal Home Loan Bank stock	36,627	38,283

Loans	4,457,128	4,409,813
Less allowance for loan losses	72,688	68,722

Net loans	4,384,440	4,341,091

Foreclosed assets, net	2,477	2,858
Banking premises and equipment, net	74,958	74,257
Accrued interest receivable	23,525	25,257
Intangible assets	353,403	354,220
Bank-owned life insurance	138,176	136,768
Other assets	72,061	74,616

Total assets	$6,793,992	$6,824,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,736,244	$2,706,204
Savings deposits	901,634	893,268
Certificates of deposit of $100,000 or more	410,072	412,155
Other time deposits	840,049	866,107

Total deposits	4,887,999	4,877,734

Mortgage escrow deposits	21,463	19,558
Borrowed funds	923,289	969,683
Other liabilities	35,135	35,866

Total liabilities	5,867,886	5,902,841

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 60,034,436 shares outstanding at March 31, 2011 and 59,921,065 outstanding at December 31, 2010	832	832
Additional paid-in capital	1,018,220	1,017,315
Retained earnings	338,754	332,472
Accumulated other comprehensive income	11,587	14,754
Treasury stock	(385,391)	(385,094)
Unallocated common stock held by the Employee Stock Ownership Plan	(57,896)	(58,592)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,459)	(7,482)
Deferred compensation – Directors’ Deferred Fee Plan	7,459	7,482

Total stockholders’ equity	926,106	921,687

Total liabilities and stockholders’ equity	$6,793,992	$6,824,528

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three months ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Interest income:
Real estate secured loans	$40,290	$39,714
Commercial loans	10,082	10,337
Consumer loans	6,519	7,276
Securities available for sale and Federal Home Loan stock	9,494	11,761
Investment securities	3,093	3,249
Deposits, Federal funds sold and other short-term investments	9	70

Total interest income	69,487	72,407

Interest expense:
Deposits	9,830	13,506
Borrowed funds	6,210	8,133

Total interest expense	16,040	21,639

Net interest income	53,447	50,768
Provision for loan losses	7,900	9,000

Net interest income after provision for loan losses	45,547	41,768

Non-interest income:
Fees	5,562	5,702
Bank-owned life insurance	1,408	1,398
Net gain on securities transactions	14	817
Other income	188	92

Total non-interest income	7,172	8,009

Non-interest expense:
Compensation and employee benefits	18,483	17,539
Net occupancy expense	5,274	5,140
Data processing expense	2,264	2,284
FDIC insurance	1,880	2,099
Amortization of intangibles	840	1,103
Impairment of premises and equipment	807	—
Advertising and promotion expense	598	670
Other operating expenses	5,205	5,927

Total non-interest expense	35,351	34,762

Income before income tax expense	17,368	15,015
Income tax expense	4,437	3,828

Net income	$12,931	$11,187

Basic earnings per share	$0.23	$0.20
Average basic shares outstanding	56,771,307	56,457,544
Diluted earnings per share	$0.23	$0.20
Average diluted shares outstanding	56,771,307	56,457,544

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 and 2010 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Comprehensive income:
Net income	—	—	12,931	—	—	—	—	—	12,931
Other comprehensive income:
Unrealized holding loss on securities arising during the period (net of tax of ($849))	—	—	—	(1,230)	—	—	—	—	(1,230)
Amortization related to post- retirement obligations (net of tax of $1,338)	—	—	—	(1,937)	—	—	—	—	(1,937)

Total comprehensive income									$9,764

Cash dividends paid	—	—	(6,649)	—	—	—	—	—	(6,649)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(301)	—	—	—	(301)
Stock option exercises		(1)	—	—	4	—	—	—	3
Allocation of ESOP shares	—	(101)	—	—	—	696	—	—	595
Allocation of SAP shares	—	801	—	—	—	—	—	—	801
Allocation of stock options	—	206	—	—	—	—	—	—	206

Balance at March 31, 2011	$832	$1,018,220	$338,754	$11,587	$(385,391)	$(57,896)	$(7,459)	$7,459	$926,106

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,931	$11,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,552	2,859
Impairment of premises and equipment	807
Provision for loan losses	7,900	9,000
Deferred tax (benefit) expense	(1,353)	683
Increase in cash surrender value of Bank-owned life insurance	(1,408)	(1,398)
Net amortization of premiums and discounts on securities	3,354	1,904
Accretion of net deferred loan fees	(205)	(593)
Amortization of premiums on purchased loans, net	391	521
Net increase in loans originated for sale	(2,267)	(1,623)
Proceeds from sales of loans originated for sale	2,294	1,650
Proceeds from sales of foreclosed assets	787	1,313
Allocation of ESOP shares	595	453
Allocation of stock award shares	801	576
Allocation of stock options	206	205
Net gain on sale of loans	(27)	(27)
Net gain on securities transactions	(14)	(817)
Net (gain) loss on sale of premises and equipment	(90)	3
Net gain on sale of foreclosed assets	(38)	(5)
Decrease in accrued interest receivable	1,732	1,022
Decrease (increase) in other assets	519	(2,283)
Decrease in other liabilities	(732)	(3,042)

Net cash provided by operating activities	28,735	21,588

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	14,447	9,686
Purchases of investment securities held to maturity	(10,226)	(9,286)
Proceeds from sales of securities available for sale	14	18,927
Proceeds from maturities and paydowns of securities available for sale	117,036	91,049
Purchases of securities available for sale	(5,094)	(30,687)
Purchases of loans	(48,803)	(23,292)
Net decrease in loans	936	80,187
Proceeds from sales of premises and equipment	448	768
Purchases of premises and equipment	(3,578)	(1,539)

Net cash provided by investing activities	65,180	135,813

Cash flows from financing activities:
Net increase (decrease) in deposits	10,265	(14,462)
Increase in mortgage escrow deposits	1,905	1,384
Purchase of treasury stock	(301)	(176)
Cash dividends paid to stockholders	(6,649)	(6,638)
Stock options exercised	3	—
Proceeds from long-term borrowings	90,000	25,000
Payments on long-term borrowings	(82,877)	(70,702)
Net (decrease) increase in short-term borrowings	(53,518)	12,533

Net cash used in financing activities	(41,172)	(53,061)

Net increase in cash and cash equivalents	52,743	104,340
Cash and cash equivalents at beginning of period	52,229	123,743

Cash and cash equivalents at end of period	$104,972	$228,083

Cash paid during the period for:
Interest on deposits and borrowings	$16,475	$22,154

Income taxes	$2,280	$—

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$366	$557

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

A. Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly owned subsidiary, The Provident Bank (the “Bank,” together with Provident Financial Services, Inc., the “Company”).

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the period. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current unstable economic environment has increased the degree of uncertainty inherent in this material estimate.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for all of 2011.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2010 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended March 31,
	2011			2010
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount

Net income	$12,931			$11,187

Basic earnings per share:
Income available to common stockholders	$12,931	56,771,307	$0.23	$11,187	56,457,544	$0.20

Diluted earnings per share:
Income available to common stockholders	$12,931	56,771,307	$0.23	$11,187	56,457,544	$0.20

Anti-dilutive stock options and awards totaling 4,272,703 shares at March 31, 2011, were excluded from the earnings per share calculations.

Note 2. Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Mortgage loans:
Residential	$1,409,789	1,386,326
Commercial	1,205,432	1,180,147
Multi-family	411,385	387,189
Construction	105,576	125,192

Total mortgage loans	3,132,182	3,078,854
Commercial loans	759,573	755,487
Consumer loans	559,871	569,597

Total gross loans	4,451,626	4,403,938

Premiums on purchased loans	6,843	6,771
Unearned discounts	(108)	(104)
Net deferred fees	(1,233)	(792)

	$4,457,128	4,409,813

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At March 31, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$19,732	8,561	42,575	70,868	1,338,921	1,409,789	—
Commercial	8,172	2,871	27,345	38,388	1,167,044	1,205,432	—
Multi-family	1,018	—	204	1,222	410,163	411,385	—
Construction	—	—	8,984	8,984	96,592	105,576	—

Total mortgage loans	28,922	11,432	79,108	119,462	3,012,720	3,132,182	—
Commercial loans	9,855	1,326	27,189	38,370	721,203	759,573	—
Consumer loans	6,193	2,680	8,256	17,129	542,742	559,871	—

Total loans	$44,970	15,438	114,553	174,961	4,276,665	4,451,626	—

	At December 31, 2010
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$21,407	8,370	41,247	71,024	1,315,302	1,386,326	—
Commercial	396	4,286	16,091	20,773	1,159,374	1,180,147	—
Multi-family	1,024	—	201	1,225	385,964	387,189	—
Construction	—	—	9,412	9,412	115,780	125,192	—

Total mortgage loans	22,827	12,656	66,951	102,434	2,976,420	3,078,854	—
Commercial loans	1,958	562	23,505	26,025	729,462	755,487	—
Consumer loans	8,074	3,488	6,808	18,370	551,227	569,597	—

Total loans	$32,859	16,706	97,264	146,829	4,257,109	4,403,938	—

Included in non-accrual loans were $38.9 million and $23.1 million of loans which where less than 90 days past due at March 31, 2011 and December 31, 2010, respectively.

An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. The Company separately calculates the reserve for loan loss on impaired loans. The Company may recognize impairment of a loan based upon (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans can be aggregated and historical statistics may be used as a means of measuring those impaired loans.

At March 31, 2011, there were 37 impaired loans totaling $67.8 million. Included in this total were 16 TDRs to 15 borrowers totaling $11.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2011. At December 31, 2010, there were 24 impaired loans totaling $47.2 million. Included in this total were 6 TDRs to 5 borrowers totaling $7.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2010.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At March 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$42,080	25,759	—	67,839
Collectively evaluated for impairment	3,090,102	733,814	559,871	4,383,787
Loan acquired with deteriorated credit quality	—	—	—	—

Total	$3,132,182	759,573	559,871	4,451,626

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$27,016	20,642	—	47,658
Collectively evaluated for impairment	3,051,838	734,845	569,597	4,356,280
Loan acquired with deteriorated credit quality	—	—	—	—

Total	$3,078,854	755,487	569,597	4,403,938

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At March 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Individually evaluated for impairment	$266	4,957	—	5,223	—	5,223
Collectively evaluated for impairment	37,532	19,887	6,556	63,975	3,490	67,465
Loan acquired with deteriorated credit quality	—	—	—	—	—	—

Total	$37,798	24,844	6,556	69,198	3,490	72,688

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Individually evaluated for impairment	$139	2,113	—	2,252	—	2,252
Collectively evaluated for impairment	38,277	20,097	5,616	63,990	2,480	66,470
Loan acquired with deteriorated credit quality	—	—	—	—	—	—

Total	$38,416	22,210	5,616	66,242	2,480	68,722

The activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 is summarized as follows (in thousands):

	Three months ended March 31,
	2011	2010
Balance at beginning of period	$68,722	$60,744
Provision charged to operations	7,900	9,000
Recoveries of loans previously charged off	263	233
Loans charged off	(4,197)	(11,008)

Balance at end of period	$72,688	$58,969

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 is as follows (in thousands):

	Three Months Ended March 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Balance at beginning of period	$38,417	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	255	4,185	2,449	6,890	1,010	7,900
Recoveries of loans previously charged off	21	144	98	263		263
Loans charged off	(895)	(1,695)	(1,607)	(4,197)		(4,197)

Balance at end of period	$37,798	24,844	6,556	69,198	3,490	72,688

Impaired loans receivable by class are summarized as follows (in thousands):

	At March 31, 2011					At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance
Loans with no related allowance
Mortgage loans:
Residential	$3,364	2,707	—	2,863	18	—	—	—
Commercial	11,976	7,214	—	7,221	22	23,351	13,405	—
Multi-family	—	—	—	—	—	—	—	—
Construction	20,518	20,394	—	20,633	128	9,475	9,412	—

Total	35,858	30,315	—	30,717	168	32,826	22,817	—
Commercial loans	6,250	6,242	—	6,251	51	10,173	9,075	—
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$42,108	36,557	—	36,968	219	42,999	31,892	—

Loans with an allowance recorded
Mortgage loans:
Residential	$1,680	1,670	153	1,678	24	280	280	13
Commercial	15,286	10,095	113	10,100	45	3,919	3,919	126
Multi-family	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total	16,966	11,765	266	11,778	69	4,199	4,199	139
Commercial loans	20,865	19,517	4,957	19,673	30	11,709	11,568	2,113
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$37,831	31,282	5,223	31,451	99	15,908	15,767	2,252

Total
Mortgage loans:
Residential	$5,044	4,377	153	4,541	42	280	280	13
Commercial	27,262	17,309	113	17,321	67	27,270	17,324	126
Multi-family	—	—	—	—	—	—	—	—
Construction	20,518	20,394	—	20,633	128	9,475	9,412	—

Total	52,824	42,080	266	42,495	237	37,025	27,016	139
Commercial loans	27,115	25,759	4,957	25,924	81	21,882	20,642	2,113
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$79,939	67,839	5,223	68,419	318	58,907	47,658	2,252

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $5,223,000 and $2,252,000 at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, impaired loans for which there was no related allowance for loan losses totaled $36,557,000 and $31,892,000, respectively. The average balances of impaired loans during the three months ended March 31, 2011, was $68,419,000.

The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” (pass) are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports concerning periodic loan review examinations by the independent third party are presented directly to the Audit Committee of the Board of Directors.

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At March 31, 2011
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$8,561	20,483	1,024	6,520	36,588	31,991	2,680	71,259
Substandard	42,575	77,621	201	40,139	160,536	55,588	8,256	224,380
Doubtful	—	—	—	—	—	6,697	—	6,697
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	51,136	98,104	1,225	46,659	197,124	94,276	10,936	302,336
Pass/watch	1,358,652	1,107,328	410,160	58,917	2,935,058	665,297	548,935	4,149,290

Total outstanding loans	$1,409,788	1,205,432	411,385	105,576	3,132,182	759,573	559,871	4,451,626

	At December 31, 2010
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$8,370	20,726	1,024	18,365	48,485	29,616	3,487	81,588
Substandard	41,247	71,842	201	29,157	142,447	56,767	6,215	205,429
Doubtful	—	—	—	—	—	1,468	—	1,468
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	49,617	92,568	1,225	47,522	190,932	87,851	9,702	288,485
Pass/watch	1,336,709	1,087,579	385,964	77,670	2,887,922	667,636	559,895	4,115,453

Total outstanding loans	$1,386,326	1,180,147	387,189	125,192	3,078,854	755,487	569,597	4,403,938

Note 3. Deposits

Deposits at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Savings	$901,634	$893,268
Money market	1,192,485	1,186,274
NOW	984,057	972,285
Non-interest bearing	559,702	547,645
Certificates of deposit	1,250,121	1,278,262

	$4,887,999	$4,877,734

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

Net periodic benefit (increase) cost for the three months ended March 31, 2011 and 2010 include the following components (in thousands):

	Pension		Other post-retirement
	Three months ended March 31,
	2011	2010	2011	2010
Service cost	$—	—	$40	40
Interest cost	313	284	253	240
Expected return on plan assets	(561)	(432)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Amortization of the net loss (gain)	180	119	(106)	(181)

Net periodic benefit (increase) cost	$(68)	(29)	$186	98

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it does not expect to contribute to the Plan in 2011. As of March 31, 2011, no contributions to the Plan have been made.

The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2011 were calculated using the actual January 1, 2011 pension valuation and the estimated results of the other post-retirement benefits January 1, 2011 valuations.

Note 5. Impact of Recent Accounting Pronouncements

In April 2011, the FASB issued guidance regarding a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDRs”). The guidance clarifies which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In April 2011, the FASB issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to this guidance remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by this new guidance. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$1,261,678	$94,613	$1,167,065	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$24,625	—	—	$24,625
Foreclosed assets	2,477	—	—	2,477

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$1,378,927	$109,843	1,269,024	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$22,375	—	—	$22,375
Foreclosed assets	2,858	—	—	2,858

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three months ended March 31, 2011, and year ended December 31, 2010. For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three months ended March 31, 2011, and year ended December 31, 2010.

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

There were no changes to the valuation techniques for fair value measurement during the three months ended March 31, 2011 and the twelve months ended December 31, 2010.

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

Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value estimates of commitments to extend credit and letters of credit are deemed immaterial.

The estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are presented in the following table (in thousands):

	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$104,972	104,972	52,229	52,229
Securities available for sale	1,261,678	1,261,678	1,378,927	1,378,927
Investment securities held to maturity	341,675	349,465	346,022	351,680
FHLB-NY stock	36,627	36,627	38,283	38,283
Loans, net	4,384,440	4,514,603	4,341,091	4,487,268

Financial liabilities:
Deposits	4,887,999	4,905,366	4,877,734	4,895,937
Borrowed funds	923,289	934,309	969,683	987,374

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

Note 8. Investment Securities

At March 31, 2011, the Company had $1.26 billion and $341.7 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of March 31, 2011 totaled 107, compared with 130 at December 31, 2010. This included three private label mortgage-backed securities at March 31, 2011, with an amortized cost of $16.9 million and unrealized losses totaling $1.0 million. These private label mortgage-backed securities were below investment grade at March 31, 2011. At March 31, 2011, the non-investment grade securities were analyzed for impairment and were not considered to be other-than-temporarily impaired.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,499	—	(37)	2,462
Mortgage-backed securities	34,146	1,414	—	35,560
State and municipal obligations	295,564	7,250	(1,114)	301,700
Corporate obligations	9,466	297	(20)	9,743

	$341,675	8,961	(1,171)	349,465

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,749	3	(29)	2,723
Mortgage-backed securities	39,493	1,677	—	41,170
State and municipal obligations	294,527	6,316	(2,604)	298,239
Corporate obligations	9,253	315	(20)	9,548

	$346,022	8,311	(2,653)	351,680

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three months ended March 31, 2011, the company recognized a gain of $14,000 related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $1,276,000. No gains or losses were recognized in the held to maturity portfolio for the three months ended March 31, 2010.

The amortized cost and fair value of investment securities at March 31, 2011 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2011
	Amortized cost	Fair value
Due in one year or less	$41,624	41,812
Due after one year through five years	91,365	94,676
Due after five years through ten years	95,626	98,881
Due after ten years	78,914	78,536
Mortgage-backed securities	34,146	35,560

	$341,675	349,465

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$2,221	(37)	—	—	2,221	(37)
State and municipal obligations	46,287	(1,114)	—	—	46,287	(1,114)
Corporate obligations	857	(20)	—	—	857	(20)

	$49,355	(1,171)	—	—	49,355	(1,171)

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,470	(29)	—	—	1,470	(29)
Mortgage-backed securities	—	—	—	—	—	—
State and municipal obligations	67,812	(2,604)	—	—	67,812	(2,604)
Corporate obligations	518	(20)	—	—	518	(20)

	$69,800	(2,653)	—	—	69,800	(2,653)

Based on a review of the securities portfolio, the Company believes that as of March 31, 2011, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary.

The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$94,313	358	(58)	94,613
Mortgage-backed securities	1,124,664	26,735	(4,820)	1,146,579
State and municipal obligations	11,188	474	(37)	11,625
Corporate obligations	8,537	324	—	8,861

	$1,238,702	27,891	(4,915)	1,261,678

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	109,271	616	(44)	109,843
Mortgage-backed securities	1,223,869	29,137	(5,480)	1,247,526
State and municipal obligations	11,188	496	(55)	11,629
Corporate obligations	9,543	386	—	9,929

	$1,353,871	30,635	(5,579)	1,378,927

The amortized cost and fair value of securities available for sale at March 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2011
	Amortized cost	Fair value
Due in one year or less	$63,427	63,792
Due after one year through five years	46,315	46,890
Due after five years through ten years	4,296	4,417
Mortgage-backed securities	1,124,664	1,146,579

	$1,238,702	1,261,678

No securities were sold in the three months ended March 31, 2011. Proceeds from the sale of securities available for sale for the three months ended March 31, 2010 were $18,927,000, resulting in gross gains of $817,000 and no gross losses.

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

	March 31, 2011	March 31, 2010
Beginning credit loss amount	$938	768
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$938	768

For the three months ended March 31, 2011 and 2010, the Company did not incur a net other-than-temporary impairment charge on its investment securities portfolio.

The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$258,874	(3,863)	15,982	(957)	274,856	(4,820)
State and municipal obligations	1,431	(37)	—	—	1,431	(37)
Agency notes	19,043	(58)	—	—	19,043	(58)

	$279,348	(3,958)	15,982	(957)	295,330	(4,915)

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$277,772	(4,126)	20,400	(1,354)	298,172	(5,480)
State and municipal obligations	1,414	(55)	—	—	1,414	(55)
Agency notes	13,964	(44)	—	—	13,964	(44)

	$293,150	(4,225)	20,400	(1,354)	313,550	(5,579)

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2011, and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

The Company estimates loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2011.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as, the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually. In the first quarter of 2011, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the marine portfolio were increased to reflect an increase in historical loss experience.

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

The annual goodwill impairment test as of September 30, 2010 was completed in the fourth quarter of 2010, with no impairment indicated based on the step one analysis. The step one analysis at September 30, 2010 indicated that the fair value of the Reporting Unit substantially exceeded the carrying value of the reporting unit by 27.5%. At September 30, 2010, the carrying value of goodwill was $346.3 million. Management has evaluated potential goodwill impairment triggering events and determined that interim analyses subsequent to the September 30, 2010 annual impairment analysis have not been required.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. There is a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. Based upon this evaluation, no securities impairment loss was required to be recognized for the three months ended March 31, 2011 and 2010.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carry-forwards. The valuation allowance remains at $1.1 million for the quarter ended March 31, 2011.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

Total assets at March 31, 2011 decreased $30.5 million, or 0.4%, to $6.79 billion, compared to $6.82 billion at December 31, 2010. The decrease was primarily due to declines in securities available for sale, investment securities held to maturity and other assets, partially offset by increases in cash and cash equivalents and net loans. Cash and cash equivalents increased $52.7 million to $105.0 million at March 31, 2011, from $52.2 million at December 31, 2010. These cash balances will be deployed to fund loan originations and investment purchases.

Total investments decreased $123.3 million, or 7.0%, during the three months ended March 31, 2011. The decrease was primarily due to principal repayments on mortgage-backed securities and maturities.

Total loans at March 31, 2011, increased $47.3 million, or 1.1%, to $4.46 billion, from $4.41 billion at December 31, 2010. Loan originations totaled $295.3 million and loan purchases totaled $48.8 million for the three months ended March 31, 2011. The loan portfolio had net increases of $49.5 million in commercial and multi-family mortgage loans, $23.5 million in residential mortgage loans and $4.1 million in commercial loans, which were partially offset by decreases of $19.6 million in construction loans, and $9.7 million in consumer loans. Commercial real estate, commercial and construction loans represented 55.8% of the loan portfolio at March 31, 2011, compared to 55.6% at December 31, 2010. The Company intends to continue to focus on the origination of commercial loans.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at March 31, 2011 was $14.3 million. Of this total, 13 loans totaling $5.0 million were 90 days or more delinquent. General valuation reserves of 10%, or $504,000, were allocated to these loans at March 31, 2011.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $104.7 million and $75.6 million, respectively, at March 31, 2011. The Company’s participations in SNCs included five relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $48.7 million and outstanding balances of $48.0 million, respectively, at March 31, 2011. Of these adversely classified SNCs, four loan relationships consisted of commercial construction loans on properties located in New York City and New Jersey, and one was a commercial loan to a Pennsylvania media company. All of the Company’s SNC participations were current as to the payment of principal and interest as of March 31, 2011.

The Company had outstanding junior lien mortgages totaling $291.7 million at March 31, 2011. Of this total, 50 loans totaling $4.0 million were 90 days or more delinquent. General valuation reserves of 10%, or $403,000, were allocated to these loans at March 31, 2011.

The Company had outstanding indirect marine loans totaling $64.7 million at March 31, 2011. Of this total, 11 loans totaling $2.6 million were 90 days or more delinquent. General valuation reserves of 40%, or $1.0 million were allocated to these loans at March 31, 2011. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Mortgage loans:
Residential	$42,575	41,247
Commercial	27,549	16,292
Construction	8,984	9,412

Total mortgage loans	79,108	66,951

Commercial loans	27,189	23,505
Consumer loans	8,256	6,808

Total non-performing loans	114,553	97,264

Foreclosed assets	2,477	2,858

Total non-performing assets	$117,030	100,122

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Mortgage loans:
Residential	$8,561	8,370
Commercial	2,871	4,286
Multi-family	—	—
Construction	—	—

Total mortgage loans	11,432	12,656

Commercial loans	1,326	562
Consumer loans	2,680	3,488

Total 60-89 day delinquent loans	$15,438	16,706

At March 31, 2011, the allowance for loan losses totaled $72.7 million, or 1.63% of total loans, compared with $68.7 million, or 1.56% of total loans at December 31, 2010. Total non-performing loans were $114.6 million, or 2.57% of total loans at March 31, 2011, compared to $97.3 million, or 2.21% of total loans at December 31, 2010.

The increase in non-performing loans at March 31, 2011, compared with the trailing quarter, was largely due to an $11.3 million increase in non-performing commercial mortgage loans, a $3.7 million increase in non-performing commercial loans, a $1.4 million increase in non-performing consumer loans and a $1.3 million increase in non-performing residential loans. The increase in non-performing commercial mortgages related to a single loan relationship, consisting of two loans. The loans are current and secured by a first mortgage on an office building and restaurant with an estimated loan-to-value ratio of 85%, but were placed on non-accrual status because leasing projections on the office building have not been met. The increase in non-performing commercial loans was primarily due to the addition of a single loan to a home textiles importer and distributor. That loan is secured by a first mortgage on a warehouse building for which the Company has established a specific reserve based on the estimated fair value of the collateral.

At March 31, 2011, the Company held $2.5 million of foreclosed assets, compared with $2.9 million at December 31, 2010. Foreclosed assets at March 31, 2011 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $1.0 million of commercial properties, $785,000 of marine vessels and $646,000 of residential properties at March 31, 2011.

Non-performing assets totaled $117.0 million, or 1.72% of total assets at March 31, 2011, compared to $100.1 million, or 1.47% of total assets at December 31, 2010.

Other assets decreased $2.6 million, or 3.4%, to $72.1 million at March 31, 2011, from $74.6 million at December 31, 2010, primarily due to the amortization of prepaid FDIC insurance and income tax accruals.

Total deposits increased $10.3 million, or 0.2%, during the three months ended March 31, 2011 to $4.89 billion. Core deposits, consisting of savings and demand deposit accounts, increased $38.4 million, or 1.1%, to $3.64 billion at March 31, 2011. The majority of the core deposit increase was in commercial and retail checking deposits. Certificates of deposit decreased $28.1 million, or 2.2%, to $1.25 billion at March 31, 2011, with the majority of the decrease occurring in the 15-month and shorter maturity categories. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain higher-cost, single-service time deposits. Core deposits represented 74.4% of total deposits at March 31, 2011, compared to 73.8% at December 31, 2010.

Total stockholders’ equity increased $4.4 million, or 0.5%, to $926.1 million at March 31, 2011. This increase was due to net income of $12.9 million, and a net increase due to the allocation of shares to stock-based compensation plans of $1.6 million, partially offset by $6.6 million in cash dividends, a net decrease of $3.2 million in other comprehensive income and common stock purchases of $297,000. At March 31, 2011, book value per share and tangible book value per share were $15.43 and $9.54, respectively, compared with $15.38 and $9.47, respectively, at December 31, 2010. Common stock repurchases during the quarter ended March 31, 2011, totaled 20,399 shares at an average cost of $14.71 per share, which were made in connection with withholding to cover income taxes payable on stock-based compensation. At March 31, 2011, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

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

As of March 31, 2011, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	At March 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$257,915	4.00%	$479,156	7.43%
Tier 1 risk-based capital	171,529	4.00	479,156	11.17
Total risk-based capital	343,059	8.00	532,995	12.43

Company:
Regulatory Tier 1 leverage capital	$257,892	4.00%	$562,853	8.73%
Tier 1 risk-based capital	171,503	4.00	562,853	13.13
Total risk-based capital	343,006	8.00	616,683	14.38

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

General. The Company reported net income of $12.9 million for the three months ended March 31, 2011, compared to net income of $11.2 million for the same period in 2010. Basic and diluted earnings per share were $0.23 for the quarter ended March 31, 2011, compared with basic and diluted earnings per share of $0.20 for the same quarter in 2010. The improvement in net income for the first quarter of 2011 compared to the prior year period was driven by a $2.7 million increase in net interest income primarily attributable to a lower cost of funds, and a $1.1 million decline in the provision for loan losses. This was partially offset by a $803,000 decline in net gains on sales of securities and a $609,000 increase in income tax expense.

For the quarter ended March 31, 2011, the Company recorded a $524,000, or $0.01 per share, net of tax, impairment charge arising from the anticipated sale of its loan center in the second half of 2011. Lending operations have been relocated to the Company’s newly leased administrative offices in Iselin, New Jersey. The carrying value of the existing premises and equipment for the former loan center was adjusted to reflect its current estimated realizable value, net of selling expenses. The Company expects to realize operational efficiencies and reduced occupancy expense as a result of the relocation of its administrative offices which was completed on April 18, 2011.

Net Interest Income. Total net interest income increased $2.7 million, or 5.3%, to $53.4 million for the quarter ended March 31, 2011, compared to $50.8 million for the quarter ended March 31, 2010. Interest income for the first quarter of 2011 decreased $2.9 million, or 4.0%, to $69.5 million, compared to $72.4 million for the same period in 2010. Interest expense decreased $5.6 million, or 25.9%, to $16.0 million for the quarter ended March 31, 2011, compared to $21.6 million for the quarter ended March 31, 2010.

The Company’s net interest margin increased 16 basis points to 3.51% for the quarter ended March 31, 2011, compared to 3.35% for the quarter ended March 31, 2010. The net interest margin for the quarter ended March 31, 2011, increased 7 basis points from the trailing quarter net interest margin of 3.44%. The net interest spread was 3.35% for the quarter ended March 31, 2011, compared with 3.27% for the trailing quarter and 3.16% for the same period in 2010. The increase in the net interest margin for the three months ended March 31, 2011, versus the trailing quarter and the same quarter in 2010, was primarily attributable to reductions in the weighted average cost of interest-bearing liabilities.

The average yield on interest-earning assets decreased 22 basis points to 4.58% for the quarter ended March 31, 2011, compared to 4.80% for the comparable quarter in 2010. The yield on interest-earning assets increased 2 basis points from 4.56% for the quarter December 31, 2010.

The average cost of interest-bearing liabilities decreased 41 basis points to 1.23% for the quarter ended March 31, 2011, compared to 1.64% for the quarter ended March 31, 2010. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 6 basis points from 1.29%.

The average balance of net loans increased $67.4 million, or 1.6%, to $4.35 billion for the quarter ended March 31, 2011, compared to $4.29 billion for the same period in 2010. Income on all loans secured by real estate increased $576,000, or 1.5%, to $40.3 million for the three months ended March 31, 2011, compared to $39.7 million for the three months ended March 31, 2010. Interest income on commercial loans decreased $255,000, or 2.5%, to $10.1 million for the quarter ended March 31, 2011, compared to $10.3 million for the quarter ended March 31, 2010. Consumer loan interest income decreased $757,000, or 10.4%, to $6.5 million for the quarter ended March 31, 2011, compared to $7.3 million for the quarter ended March 31, 2010. The average loan yield for the three months ended March 31, 2011, was 5.24%, compared with 5.40% for the same period in 2010, reflecting decreases in market interest rates and the increase in non-performing loans.

Interest income on investment securities held to maturity decreased $156,000, or 4.8%, to $3.1 million for the quarter ended March 31, 2011, compared to $3.2 million for the quarter ended March 31, 2010. Average investment securities held to maturity totaled $342.7 million for the quarter ended March 31, 2011, compared with $333.9 million for the same period last year, and the average yield earned on investment securities held to maturity decreased to 3.61% for the quarter ended March 31, 2011, compared with 3.89% for the same period in 2010.

Interest income on securities available for sale and dividends on FHLB stock decreased $2.3 million, or 19.3%, to $9.5 million for the quarter ended March 31, 2011, compared to $11.8 million for the quarter ended March 31, 2010. Average securities available for sale increased to $1.33 billion for the three months ended March 31, 2011, compared with $1.31 billion for the same period in 2010. The increase in interest income from securities available for sale was attributable to the increase in the average balance, partially offset by a reduction in the average yield earned. The average yield on securities available for sale was 2.69% for the three months ended March 31, 2011, compared with 3.44% for the same period in 2010. The decrease in the yield on securities available for sale for the three months ended March 31, 2011, compared with the same period in 2010, was attributable to the investment of deposit inflows and the reinvestment of cash flows from maturities and paydowns at lower market rates and the impact of accelerated premium amortization related to higher repayments on mortgage backed securities.

The average balance of interest-bearing core deposit accounts increased $162.9 million, or 5.6%, to $3.06 billion for the quarter ended March 31, 2011, compared to $2.90 billion for the quarter ended March 31, 2010. Average certificate of deposit account balances decreased $192.6 million, or 13.2%, to $1.27 billion for the quarter ended March 31, 2011, compared to $1.46 billion for the same period in 2010. Interest paid on deposit accounts decreased $3.7 million, or 27.2%, to $9.8 million for the quarter ended March 31, 2011, compared to $13.5 million for the quarter ended March 31, 2010. The average cost of interest-bearing deposits was 0.92% for the three months ended March 31, 2011, compared with 1.26% for the three months ended March 31, 2010, reflecting market interest rate reductions and a shift in deposit composition to lower-costing core deposit accounts. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain higher-cost, single-service time deposits.

Average borrowings decreased $48.4 million, or 4.9%, to $933.7 million for the quarter ended March 31, 2011, compared to $982.0 million for the quarter ended March 31, 2010, as wholesale funding was replaced with lower-cost core deposits. Interest paid on borrowed funds decreased $1.9 million, or 23.6%, to $6.2 million for the quarter ended March 31, 2011, from $8.1 million for the quarter ended March 31, 2010. The average cost of borrowings decreased to 2.70% for the three months ended March 31, 2011, compared with 3.36% for the three months ended March 31, 2010.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and the provision for loan losses for the past several years. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The provision for loan losses was $7.9 million for the three months ended March 31, 2011, compared with $9.0 million for the three months ended March 31, 2010. The decrease in the provision for loan losses for the three months ended March 31, 2011, compared with the same period in 2010, was primarily attributable to improvement in the weighted average risk rating of the loan portfolio during the quarter ended March 31, 2011. For the three-month period ended March 31 2011, the Company had net charge-offs of $3.9 million, compared with net charge-offs of $10.8 million for the same period in 2010. The allowance for loan losses was $72.7 million, or 1.63% of total loans at March 31, 2011, compared to $68.7 million, or 1.56% of total loans at December 31, 2010, and $59.0 million, or 1.36% of total loans at March 31, 2010.

Non-Interest Income. Non-interest income totaled $7.2 million for the quarter ended March 31, 2011, a decrease of $837,000, or 10.5%, compared to the same period in 2010. Net gains on securities transactions decreased $803,000 to $14,000 for the three months ended March 31, 2011, from $817,000 for the same period in 2010. Fee income decreased $140,000 to $5.6 million for the three months ended March 31, 2011, from $5.7 million for the three months ended March 31, 2010, due primarily to decreases in transaction based banking fees. Partially offsetting these decreases, other non-interest income increased $96,000 for the three months ended March 31, 2011, and income from the appreciation of the cash surrender value of Bank-owned life insurance increased $10,000 for the quarter ended March 31, 2011, compared with the same period in 2010.

Non-Interest Expense. For the three months ended March 31, 2011, non-interest expense increased $589,000, or 1.7%, to $35.4 million, compared to $34.8 million for the three months ended March 31, 2010.

Compensation and benefits increased $944,000 for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, due to a higher level of base salaries related to annual merit increases effective at the beginning of the year, increased stock-based compensation, and increased employee health and medical costs. In the quarter ended March 31, 2011, the Company recognized an impairment charge of $807,000 related to the anticipated sale and relocation of its loan center. Also, net occupancy expense increased $134,000 for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to seasonal maintenance and expenses associated with the relocation of the Company’s administrative offices. Partially offsetting these increases in non-interest expense, other operating expenses decreased $722,000, or 12.2%, to $5.2 million for the quarter ended March 31, 2011, from $5.9 million for the same period in 2010, due primarily to a $623,000 valuation adjustment related to foreclosed real estate incurred in the quarter ended March 31, 2010. FDIC insurance expense decreased $219,000, to $1.9 million for the three months ended March 31, 2011, from $2.1 million for the same period in 2010, due to a lower assessment rate charged on deposits. Additionally, the amortization of intangibles decreased $263,000 for the three months ended March 31, 2011, compared with the same period in 2010, due to scheduled reductions in the amortization of core deposit intangibles.

The Company’s annualized non-interest expense as a percentage of average assets was 2.11% for the quarter ended March 31, 2011, compared to 2.07% for the same period in 2010. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 58.32% for the quarter ended March 31, 2011, compared with 59.14% for the same period in 2010.

Income Tax Expense. For the three months ended March 31, 2011, the Company’s income tax expense was $4.4 million. This compared with $3.8 million for the same period in 2010. The increase in income tax expense was a function of the growth in pre-tax income for the three months ended March 31, 2011. The Company’s effective tax rate of 25.5% for the three months ended March 31, 2011 was unchanged from the same period in 2010.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2011 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	209,729	(4,227)	(2.0)
Static	213,926	—	—
+100	210,641	(3,315)	(1.5)
+200	206,518	(7,438)	(3.5)
+300	201,918	(12,038)	(5.6)

The preceding table indicates that, as of March 31, 2011, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 5.6%, or $12.0 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 2.0%, or $4.2 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2011 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,246,146	59,931	5.1	17.4	3.8
Flat	1,186,215	—	—	16.8	—
+100	1,122,304	(63,911)	(5.4)	16.1	(4.1)
+200	1,043,829	(142,386)	(12.0)	15.2	(9.4)
+300	950,433	(235,782)	(19.9)	14.1	(16.0)

The preceding table indicates that as of March 31, 2011, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 19.9%, or $235.8 million. If rates were to decrease 100 basis points, the model forecasts a 5.1%, or $59.9 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

January 1, 2011 Through January 31, 2011	5,031	$14.58	5,031	2,116,052

February 1, 2011 through February 28, 2011	14,765	14.78	14,765	2,101,287

March 1, 2011 Through March 31, 2011	603	14.19	603	2,100,684

Total	20,399	$14.71	20,399

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	[REMOVED and RESERVED]

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. [9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. [11]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. [8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. [9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
[8]	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (File No. 001-31566).
[9]	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (File No. 001-31566).
[10]	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566).
[11]	Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2011	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2011	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2011	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer