Form 10-Q
period 2011-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2011-08-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer		Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 1, 2011 there were 83,209,293 shares issued and 60,459,817 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 424,043 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2011 (Unaudited) and December 31, 2010

(Dollars in Thousands)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$185,550	$51,345
Short-term investments	1,739	884

Total cash and cash equivalents	187,289	52,229

Securities available for sale, at fair value	1,250,346	1,378,927
Investment securities held to maturity (fair value of $359,547 at June 30, 2011 (unaudited) and $351,680 at December 31, 2010)	348,794	346,022
Federal Home Loan Bank of New York (“FHLB-NY”) stock	38,575	38,283

Loans	4,453,892	4,409,813
Less allowance for loan losses	72,294	68,722

Net loans	4,381,598	4,341,091

Foreclosed assets, net	6,803	2,858
Banking premises and equipment held for sale	9,940	—
Banking premises and equipment, net	66,058	74,257
Accrued interest receivable	24,008	25,257
Intangible assets	352,666	354,220
Bank-owned life insurance (“BOLI”)	139,492	136,768
Other assets	73,976	74,616

Total assets	$6,879,545	$6,824,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,835,453	$2,706,204
Savings deposits	934,815	893,268
Certificates of deposit of $100,000 or more	411,620	412,155
Other time deposits	811,075	866,107

Total deposits	4,992,963	4,877,734

Mortgage escrow deposits	22,554	19,558
Borrowed funds	891,128	969,683
Other liabilities	34,445	35,866

Total liabilities	5,941,090	5,902,841

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 60,034,454 shares outstanding at June 30, 2011 and 59,921,065 outstanding at December 31, 2010	832	832
Additional paid-in capital	1,019,135	1,017,315
Retained earnings	345,475	332,472
Accumulated other comprehensive income	15,608	14,754
Treasury stock	(385,394)	(385,094)
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(57,201)	(58,592)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,436)	(7,482)
Deferred compensation – DDFP	7,436	7,482

Total stockholders’ equity	938,455	921,687

Total liabilities and stockholders’ equity	$6,879,545	$6,824,528

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and six months ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income:
Real estate secured loans	$39,669	$40,220	$79,959	$79,934
Commercial loans	10,775	10,170	20,857	20,507
Consumer loans	6,490	7,126	13,009	14,402
Securities available for sale and FHLB-NY stock	9,800	11,205	19,294	22,966
Investment securities	3,031	3,218	6,124	6,467
Deposits, Federal funds sold and other short-term investments	46	72	55	142

Total interest income	69,811	72,011	139,298	144,418

Interest expense:
Deposits	9,625	12,264	19,455	25,770
Borrowed funds	6,010	7,606	12,220	15,739

Total interest expense	15,635	19,870	31,675	41,509

Net interest income	54,176	52,141	107,623	102,909

Provision for loan losses	7,500	9,000	15,400	18,000

Net interest income after provision for loan losses	46,676	43,141	92,223	84,909

Non-interest income:
Fees	5,859	5,918	11,421	11,620
BOLI	1,316	1,828	2,724	3,226
Other-than-temporary impairment losses on securities	(1,661)	(3,116)	(1,661)	(3,116)
Portion of loss recognized in other comprehensive income (before taxes)	1,359	2,946	1,359	2,946

Net impairment losses on securities recognized in earnings	(302)	(170)	(302)	(170)

Net gain on securities transactions	14	—	28	817

Other income	1,156	397	1,344	489

Total non-interest income	8,043	7,973	15,215	15,982

Non-interest expense:
Compensation and employee benefits	18,767	17,286	37,250	34,825
Net occupancy expense	5,251	4,918	10,525	10,058
Data processing expense	2,349	2,241	4,613	4,525
FDIC insurance	1,284	1,735	3,164	3,834
Amortization of intangibles	766	1,021	1,606	2,124
Impairment of premises and equipment	—	—	807	—
Advertising and promotion expense	1,184	1,216	1,782	1,886
Other operating expenses	6,332	5,514	11,537	11,441

Total non-interest expense	35,933	33,931	71,284	68,693

Income before income tax expense	18,786	17,183	36,154	32,198

Income tax expense	4,809	4,243	9,246	8,071

Net income	$13,977	$12,940	$26,908	$24,127

Basic earnings per share	$0.25	$0.23	$0.47	$0.43
Average basic shares outstanding	56,846,186	56,531,596	56,808,747	56,494,570

Diluted earnings per share	$0.25	$0.23	$0.47	$0.43
Average diluted shares outstanding	56,867,788	56,531,596	56,819,547	56,494,570

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Comprehensive income (loss):
Net income	—	—	24,127	—	—	—	—	—	24,127
Other comprehensive income:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,203))	—	—	—	(1,743)	—	—	—	—	(1,743)
Unrealized holding gain on securities arising during the period (net of tax of $10,492)	—	—	—	15,192	—	—	—	—	15,192
Reclassification adjustment for gains included in net income (net of tax of $334)	—	—	—	(483)	—	—	—	—	(483)

Amortization related to post retirement obligations (net of tax of $116)	—	—	—	168	—	—	—	—	168

Total comprehensive income									$37,261

Cash dividends declared	—	—	(13,293)	—	—	—	—	—	(13,293)
Distributions from DDFP	—	(3)	—	—	—	—	47	(47)	(3)
Purchases of treasury stock	—	—	—	—	(178)	—	—	—	(178)
Option exercises	—	(16)	—	—	55	—	—	—	39
Allocation of ESOP shares	—	(427)	—	—	—	1,383	—	—	956
Allocation of SAP shares	—	1,204	—	—	—	—	—	—	1,204
Allocation of stock options	—	418	—	—	—	—	—	—	418

Balance at June 30, 2010	$832	$1,016,032	$318,585	$20,865	$(385,096)	$(60,259)	$(7,528)	$7,528	$910,959

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Comprehensive income:
Net income	—	—	26,908	—	—	—	—	—	26,908
Other comprehensive income:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($555))	—	—	—	(804)	—	—	—	—	(804)
Unrealized holding gain on securities arising during the period (net of tax of ($2,450)	—	—	—	3,548	—	—	—	—	3,548
Reclassification adjustment for gains included in net income (net of tax of $11)				(17)					(17)

Amortization related to post retirement obligations (net of tax $1,294)	—	—	—	(1,873)	—	—	—	—	(1,873)

Total comprehensive income									$27,762

Cash dividends paid	—	—	(13,905)	—	—	—	—	—	(13,905)
Distributions from DDFP	—	—	—	—	—	—	46	(46)	—
Purchases of treasury stock	—	—	—	—	(309)	—	—	—	(309)
Stock option exercises		(2)	—	—	9	—	—	—	7
Allocation of ESOP shares	—	(225)	—	—	—	1,391	—	—	1,166
Allocation of SAP shares	—	1,658	—	—	—	—	—	—	1,658
Allocation of stock options	—	389	—	—	—	—	—	—	389

Balance at June 30, 2011	$832	$1,019,135	$345,475	$15,608	$(385,394)	$(57,201)	$(7,436)	$7,436	$938,455

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$26,908	$24,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,955	5,581
Impairment of premises and equipment	807	—
Provision for loan losses	15,400	18,000
Deferred tax benefit	(3,484)	(641)
Increase in cash surrender value of BOLI	(2,724)	(3,226)
Net amortization of premiums and discounts on securities	5,542	3,662
Accretion of net deferred loan fees	(1,216)	(1,204)
Amortization of premiums on purchased loans, net	826	990
Net increase in loans originated for sale	(5,169)	(10,970)
Proceeds from sales of loans originated for sale	5,249	11,327
Proceeds from sales of foreclosed assets	2,566	3,603
Allocation of ESOP shares	1,166	956
Allocation of SAP shares	1,658	1,204
Allocation of stock options	389	418
Net gain on sale of loans	(80)	(356)
Net gain on securities transactions	(28)	(817)
Impairment charge on securities	302	170
Net (gain) loss on sale of premises and equipment	(95)	1
Net (gain) loss on sale of foreclosed assets	(19)	5
Decrease in accrued interest receivable	1,249	887
Increase in other assets	(11,805)	(2,061)
Decrease in other liabilities	(1,421)	(4,878)

Net cash provided by operating activities	40,976	46,778

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	24,663	18,473
Purchases of investment securities held to maturity	(27,664)	(15,644)
Proceeds from sales of securities available for sale	—	18,926
Proceeds from maturities, calls and paydowns of securities available for sale	192,356	282,969
Purchases of securities available for sale	(64,752)	(211,370)
Purchases of loans	(58,952)	(37,600)
Net decrease in loans	8,773	92,338
BOLI benefits paid	—	1,523
Proceeds from sales of premises and equipment	448	2,095
Purchases of premises and equipment	(6,250)	(2,599)

Net cash provided by investing activities	68,622	149,111

Cash flows from financing activities:
Net increase in deposits	115,229	7,239
Increase in mortgage escrow deposits	2,996	2,490
Purchase of treasury stock	(309)	(178)
Cash dividends paid to stockholders	(13,905)	(13,293)
Stock options exercised	7	39
Proceeds from long-term borrowings	160,500	100,000
Payments on long-term borrowings	(182,119)	(151,307)
Net (decrease) increase in short-term borrowings	(56,937)	7,368

Net cash provided by (used in) financing activities	25,462	(47,642)

Net increase in cash and cash equivalents	135,060	148,247
Cash and cash equivalents at beginning of period	52,229	123,743

Cash and cash equivalents at end of period	$187,289	$271,990

Cash paid during the period for:
Interest on deposits and borrowings	$32,374	$42,235

Income taxes	$13,174	$750

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$6,490	$2,496

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for all of 2011.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2010 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended June 30,						For the six months ended June 30,
	2011			2010			2011			2010
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount

Net income	$13,977			$12,940			$26,908			$24,127

Basic earnings per share:
Income available to common stockholders	$13,977	56,846,186	$0.25	$12,940	56,531,596	$0.23	$26,908	56,808,747	$0.47	$24,127	56,494,570	$0.43

Dilutive shares		21,602			—			10,800			—

Diluted earnings per share:
Income available to common stockholders	$13,977	56,867,788	$0.25	$12,940	56,531,596	$0.23	$26,908	56,819,547	$0.47	$24,127	56,494,570	$0.43

Anti-dilutive stock options and awards totaling 4,115,021 shares at June 30, 2011, were excluded from the earnings per share calculations.

Note 2. Investment Securities

At June 30, 2011, the Company had $1.25 billion and $348.8 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of June 30, 2011 totaled 56, compared with 130 at December 31, 2010. This included three private label mortgage-backed securities at June 30, 2011, with an amortized cost of $15.9 million and unrealized losses totaling $1.5 million. These private label mortgage-backed securities were below investment grade at June 30, 2011. At June 30, 2011, all securities with unrealized losses were analyzed for impairment and a net impairment loss of $302,000 was recognized in earnings.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$94,405	234	(12)	94,627
Mortgage-backed securities	1,107,059	30,975	(2,321)	1,135,713
State and municipal obligations	11,187	533	(12)	11,708
Corporate obligations	8,030	268	—	8,298

	$1,220,681	32,010	(2,345)	1,250,346

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	109,271	616	(44)	109,843
Mortgage-backed securities	1,223,869	29,137	(5,480)	1,247,526
State and municipal obligations	11,188	496	(55)	11,629
Corporate obligations	9,543	386	—	9,929

	$1,353,871	30,635	(5,579)	1,378,927

The amortized cost and fair value of securities available for sale at June 30, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2011
	Amortized cost	Fair value
Due in one year or less	$66,535	66,857
Due after one year through five years	42,791	43,287
Due after five years through ten years	4,296	4,489
Mortgage-backed securities	1,107,059	1,135,713

	$1,220,681	1,250,346

No securities were sold from the available for sale portfolio during the three and six months ended June 30, 2011. There were no securities sold in the three months ended June 30, 2010, while proceeds from the sale of securities available for sale during the six months ended June 30, 2010 were $18,926,000, resulting in gross gains of $817,000 with no gross losses. For the three and six months ended June 30, 2011, the Company recognized gains of $14,000 and $0, respectively, related to calls on certain securities in the available for sale portfolio, with proceeds from the calls totaling $514,000 for the three and six months ended June 30, 2011. There were no gains or losses recorded on securities calls in the available for sale portfolio during the three and six months ended June 30, 2010.

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

	June 30, 2011	June 30, 2010
Beginning credit loss amount	$938	768
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	302	170
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$1,240	938

For the three and six months ended June 30, 2011 and 2010, the Company incurred net other-than-temporary impairment charges on securities of $302,000 in 2011, and $170,000 in 2010.

The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$10,137	(12)	—	—	10,137	(12)
Mortgage-backed securities	110,356	(836)	14,409	(1,485)	124,765	(2,321)
State and municipal obligations	414	(12)	—	—	414	(12)

	$120,907	(860)	14,409	(1,485)	135,316	(2,345)

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$13,964	(44)	—	—	13,964	(44)
Mortgage-backed securities	277,772	(4,126)	20,400	(1,354)	298,172	(5,480)
State and municipal obligations	1,414	(55)	—	—	1,414	(55)

	$293,150	(4,225)	20,400	(1,354)	313,550	(5,579)

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2011, and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

The Company estimates loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and six months ended June 30, 2011.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,998	3	(14)	2,987
Mortgage-backed securities	27,937	1,231	–	29,168
State and municipal obligations	308,685	9,625	(411)	317,899
Corporate obligations	9,174	327	(8)	9,493

	$348,794	11,186	(433)	359,547

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,749	3	(29)	2,723
Mortgage-backed securities	39,493	1,677	–	41,170
State and municipal obligations	294,527	6,316	(2,604)	298,239
Corporate obligations	9,253	315	(20)	9,548

	$346,022	8,311	(2,653)	351,680

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and six months ended June 30, 2011, the Company recognized gains of $0 and $14,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $2,140,000 and $8,136,000, for the three and six months ended June 30, 2011, respectively. There were no gains or losses recorded on securities calls in held to maturity portfolio during the three and six months ended June 30, 2010.

The amortized cost and fair value of investment securities at June 30, 2011 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2011
	Amortized cost	Fair value
Due in one year or less	$51,197	51,364
Due after one year through five years	92,342	95,882
Due after five years through ten years	93,150	97,425
Due after ten years	84,168	85,708
Mortgage-backed securities	27,937	29,168

	$348,794	359,547

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,984	(14)	—	—	1,984	(14)
State and municipal obligations	22,563	(411)	—	—	22,563	(411)
Corporate obligations	769	(8)	—	—	769	(8)

	$25,316	(433)	—	—	25,316	(433)

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,470	(29)	—	—	1,470	(29)
State and municipal obligations	67,812	(2,604)	—	—	67,812	(2,604)
Corporate obligations	518	(20)	—	—	518	(20)

	$69,800	(2,653)	—	—	69,800	(2,653)

Based on a review of the securities portfolio, the Company believes that as of June 30, 2011, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Note 3. Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Mortgage loans:
Residential	$1,375,225	1,386,326
Commercial	1,202,487	1,180,147
Multi-family	427,128	387,189
Construction	90,837	125,192

Total mortgage loans	3,095,677	3,078,854
Commercial loans	797,719	755,487
Consumer loans	555,644	569,597

Total gross loans	4,449,040	4,403,938

Premiums on purchased loans	6,599	6,771
Unearned discounts	(113)	(104)
Net deferred fees	(1,634)	(792)

	$4,453,892	4,409,813

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At June 30, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$17,650	8,910	38,640	65,200	1,310,025	1,375,225	—
Commercial	—	—	32,370	32,370	1,170,117	1,202,487	—
Multi-family	—	—	204	204	426,924	427,128	—
Construction	—	—	11,279	11,279	79,558	90,837	—

Total mortgage loans	17,650	8,910	82,493	109,053	2,986,624	3,095,677	—
Commercial loans	816	572	31,524	32,912	764,807	797,719	—
Consumer loans	4,512	5,587	7,330	17,429	538,215	555,644	—

Total loans	$22,978	15,069	121,347	159,394	4,289,646	4,449,040	—

	At December 31, 2010
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$21,407	8,370	41,247	71,024	1,315,302	1,386,326	—
Commercial	396	4,286	16,091	20,773	1,159,374	1,180,147	—
Multi-family	1,024	—	201	1,225	385,964	387,189	—
Construction	—	—	9,412	9,412	115,780	125,192	—

Total mortgage loans	22,827	12,656	66,951	102,434	2,976,420	3,078,854	—
Commercial loans	1,958	562	23,505	26,025	729,462	755,487	—
Consumer loans	8,074	3,488	6,808	18,370	551,227	569,597	—

Total loans	$32,859	16,706	97,264	146,829	4,257,109	4,403,938	—

Included in non-accrual loans were $47.1 million and $23.1 million of loans which were less than 90 days past due at June 30, 2011 and December 31, 2010, respectively.

The Company defines an impaired loan as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans. The Company separately calculates the reserve for loan loss on impaired loans. The Company may recognize impairment of a loan based upon (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans can be aggregated and historical statistics may be used as a means of measuring those impaired loans.

The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analyses of collateral dependent impaired loans. A third party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan.

A specific reserve is established for each loan in which the loan’s carrying balance is greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific reserve when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each fiscal quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses during the process described.

At June 30, 2011, there were 44 impaired loans totaling $82.3 million, of which 21 loans totaling $24.3 million were TDRs. Included in this total were 20 TDRs to 19 borrowers totaling $15.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2011. At December 31, 2010, there were 24 impaired loans totaling $47.2 million. Included in this total were 6 TDRs to 5 borrowers totaling $7.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2010.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At June 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$53,375	28,901	—	82,276
Collectively evaluated for impairment	3,042,302	768,818	555,644	4,366,764
Loan acquired with deteriorated credit quality	—	—	—	—

Total	$3,095,677	797,719	555,644	4,449,040

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$27,016	20,642	—	47,658
Collectively evaluated for impairment	3,051,838	734,845	569,597	4,356,280
Loan acquired with deteriorated credit quality	—	—	—	—

Total	$3,078,854	755,487	569,597	4,403,938

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At June 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Individually evaluated for impairment	$285	2,676	—	2,961	—	2,961
Collectively evaluated for impairment	36,805	21,024	6,350	64,179	5,154	69,333
Loan acquired with deteriorated credit quality	—	—	—	—	—	—

Total	$37,090	23,700	6,350	67,140	5,154	72,294

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Individually evaluated for impairment	$139	2,113	—	2,252	—	2,252
Collectively evaluated for impairment	38,277	20,097	5,616	63,990	2,480	66,470
Loan acquired with deteriorated credit quality	—	—	—	—	—	—

Total	$38,416	22,210	5,616	66,242	2,480	68,722

The activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$72,688	$58,969	$68,722	$60,744
Provision charged to operations	7,500	9,000	15,400	18,000
Recoveries of loans previously charged off	377	583	640	816
Loans charged off	(8,271)	(7,062)	(12,468)	(18,070)

Balance at end of period	$72,294	$61,490	$72,294	$61,490

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 is as follows (in thousands):

	Three Months Ended June 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Balance at beginning of period	$37,798	24,843	6,557	69,198	3,490	72,688
Provision charged to operations	1,615	2,357	1,864	5,836	1,664	7,500
Recoveries of loans previously charged off	178	94	105	377	—	377
Loans charged off	(2,501)	(3,594)	(2,176)	(8,271)	—	(8,271)

Balance at end of period	$37,090	23,700	6,350	67,140	5,154	72,294

	Six Months Ended June 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Balance at beginning of period	$38,416	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	1,870	6,541	4,314	12,725	2,675	15,400
Recoveries of loans previously charged off	200	238	202	640	—	640
Loans charged off	(3,396)	(5,289)	(3,782)	(12,467)	(1)	(12,468)

Balance at end of period	$37,090	23,700	6,350	67,140	5,154	72,294

Impaired loans receivable by class are summarized as follows (in thousands):

	At June 30, 2011					At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance
Loans with no related allowance
Mortgage loans:
Residential	$1,585	1,515	—	1,579	21	—	—	—
Commercial	25,150	24,225	—	25,192	24	23,351	13,405	—
Multi-family	—	—	—	—	—	—	—	—
Construction	11,410	11,279	—	11,378	132	9,475	9,412	—

Total	38,145	37,019	—	38,149	177	32,826	22,817	—
Commercial loans	14,265	11,672	—	14,426	169	10,173	9,075	—
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$52,410	48,691	—	52,575	346	42,999	31,892	—

Loans with an allowance recorded
Mortgage loans:
Residential	$4,238	3,587	170	3,679	37	280	280	13
Commercial	17,959	12,768	115	12,826	211	3,919	3,919	126
Multi-family	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total	22,197	16,355	285	16,505	248	4,199	4,199	139
Commercial loans	18,681	17,230	2,676	17,387	—	11,709	11,568	2,113
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$40,878	33,585	2,961	33,892	248	15,908	15,767	2,252

Total
Mortgage loans:
Residential	$5,823	5,102	170	5,258	58	280	280	13
Commercial	43,109	36,993	115	38,018	235	27,270	17,324	126
Multi-family	—	—	—	—	—	—	—	—
Construction	11,410	11,279	—	11,378	132	9,475	9,412	—

Total	60,342	53,374	285	54,654	425	37,025	27,016	139
Commercial loans	32,946	28,902	2,676	31,813	169	21,882	20,642	2,113
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$93,288	82,276	2,961	86,467	594	58,907	47,658	2,252

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2,961,000 and $2,252,000 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, impaired loans for which there was no related allowance for loan losses totaled $48,692,000 and $31,892,000, respectively. The average balances of impaired loans during the six months ended June 30, 2011, was $86,467,000.

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

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At June 30, 2011
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$8,910	27,300	1,024	4,052	41,286	20,159	5,587	67,032
Substandard	38,640	99,527	201	28,891	167,259	71,034	7,330	245,623
Doubtful	—	351	—	—	351	3,038	—	3,389
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	47,550	127,178	1,225	32,943	208,896	94,231	12,917	316,044
Pass/watch	1,327,675	1,075,309	425,903	57,894	2,886,781	703,488	542,727	4,132,996

Total outstanding loans	$1,375,225	1,202,487	427,128	90,837	3,095,677	797,719	555,644	4,449,040

	At December 31, 2010
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$8,370	20,726	1,024	18,365	48,485	29,616	3,487	81,588
Substandard	41,247	71,842	201	29,157	142,447	56,767	6,215	205,429
Doubtful	—	—	—	—	—	1,468	—	1,468
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	49,617	92,568	1,225	47,522	190,932	87,851	9,702	288,485
Pass/watch	1,336,709	1,087,579	385,964	77,670	2,887,922	667,636	559,895	4,115,453

Total outstanding loans	$1,386,326	1,180,147	387,189	125,192	3,078,854	755,487	569,597	4,403,938

Note 4. Deposits

Deposits at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Savings	$934,815	$893,268
Money market	1,217,440	1,186,274
NOW	1,019,383	972,285
Non-interest bearing	598,630	547,645
Certificates of deposit	1,222,695	1,278,262

	$4,992,963	$4,877,734

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

In addition to pension benefits, certain health care and life insurance benefits are currently made available to certain of the Bank’s retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee became fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen to new entrants and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006.

Net periodic benefit (increase) cost for the three and six months ended June 30, 2011 and 2010 include the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	—	46	31	$—	—	86	71
Interest cost	313	284	256	228	626	568	509	468
Expected return on plan assets	(561)	(432)	—	—	(1,122)	(864)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(2)	(2)
Amortization of the net (gain) loss	180	119	(116)	(206)	360	238	(222)	(387)

Net periodic benefit (increase) cost	$(68)	(29)	185	52	$(136)	(58)	371	150

In its consolidated financial statements for the year ended December 31, 2010, the Company previously disclosed that it does not expect to contribute to the Plan in 2011. As of June 30, 2011, no contributions to the Plan have been made.

The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2011 were calculated using the actual January 1, 2011 pension valuation and the estimated results of the other post-retirement benefits January 1, 2011 valuations.

Note 6. Impact of Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In June 2011, the FASB issued guidance that would simplify the goodwill impairment assessment. An entity would have the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying Step 1 of the goodwill impairment assessment. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity does not need to apply the two-step impairment test. The qualitative assessment is optional and an entity would be allowed to go directly to Step 1 without performing the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In May 2011, the FASB issued guidance which results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations

In April 2011, the FASB issued guidance regarding a creditor’s determination of whether a restructuring is a TDR. The guidance clarifies which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

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

In December 2010, the FASB issued guidance regarding business combinations. When a business combination occurs, the guidance requires entities to disclose certain pro forma information about revenues and earnings of the combined entity within the notes to the financial statements. This guidance requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. It also requires that this disclosure be accompanied by a narrative description of the amount and nature of material non-recurring pro forma adjustments. This guidance is effective for business combinations with effective dates on or after December 15, 2010. Prospective application is required with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

Note 7. Fair Value Measurement of Assets and Liabilities

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$1,250,346	$94,627	$1,155,719	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$30,019	—	—	$30,019
Foreclosed assets	6,803	—	—	6,803
Banking premises and equipment held for sale	9,940	—	—	9,940

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$1,378,927	$109,843	1,269,084	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$22,375	—	—	$22,375
Foreclosed assets	2,858	—	—	2,858

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and six months ended June 30, 2011, and year ended December 31, 2010.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and six months ended June 30, 2011, and year ended December 31, 2010.

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

The Company relocated its administrative offices in April 2011 and is in the process of selling two facilities which formerly housed these operations. These premises and equipment are designated as held for sale and are carried at the current estimated net realizable value based upon recent appraisals and sales negotiations, and in the case of one of the properties, an executed purchase and sale agreement.

There were no changes to the valuation techniques for fair value measurement during the three and six months ended June 30, 2011 and for the year ended December 31, 2010.

Note 8. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are presented in the following table (in thousands):

	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$187,289	187,289	52,229	52,229
Securities available for sale	1,250,346	1,250,346	1,378,927	1,378,927
Investment securities held to maturity	348,794	359,547	346,022	351,680
FHLB-NY stock	38,575	38,575	38,283	38,283
Loans, net	4,381,598	4,574,673	4,341,091	4,487,268

Financial liabilities:
Deposits	4,992,963	5,009,911	4,877,734	4,895,937
Borrowed funds	891,128	910,061	969,683	987,374

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

Acquisition

On May 19, 2011, The Provident Bank and Beacon Financial Corporation announced the signing of a definitive agreement under which The Provident Bank will acquire all of the capital stock of Beacon Trust Company, a New Jersey limited purpose trust company, and Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware. Financial terms of the transaction contemplate cash consideration to Beacon Financial in an amount up to $10.5 million, based upon the acquired companies’ financial performance in the three years following the closing of the transaction. When the transaction closes, the assets under management of the combined entities, on a pro forma basis, will be approximately, $1.65 billion. The completion of the transaction is subject to receipt of regulatory approvals and is expected to be consummated during the third quarter of this year.

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

Although management believes that the Company has established and maintained the allowance for loan losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing and commercial real estate markets and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write- downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. There is a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. Based upon this evaluation, the Company recognized other-than-temporary securities impairment losses totaling $302,000 for the three and six months ended June 30, 2011. For the same periods in 2010, the Company recognized other-than-temporary securities impairment losses totaling $170,000.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carryforwards. The valuation allowance remains at $1.1 million for the quarter ended June 30, 2011.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

Total assets at June 30, 2011 increased $55.0 million, or 0.8%, to $6.88 billion, compared to $6.82 billion at December 31, 2010. The increase was primarily due to increases in cash and cash equivalents and net loans, partially offset by a decline in securities available for sale. Cash and cash equivalents increased $135.1 million to $187.3 million at June 30, 2011, from $52.2 million at December 31, 2010. These cash balances will be deployed to fund loan originations and investment purchases.

Total investments decreased $125.5 million, or 7.1%, during the six months ended June 30, 2011. The decrease was primarily due to principal repayments on mortgage-backed securities and maturities.

Total loans at June 30, 2011, increased $44.1 million, or 1.0%, to $4.45 billion, from $4.41 billion at December 31, 2010. Loan originations totaled $602.4 million and loan purchases totaled $59.0 million for the six months ended June 30, 2011. The loan portfolio had net increases of $42.2 million in commercial loans, $39.9 million in multi-family mortgage loans, and $22.3 million in commercial mortgage loans, which where partially offset by decreases of $34.4 million in construction loans, $14.0 million in consumer loans and $11.1 million in residential mortgage loans. Commercial real estate, commercial and construction loans represented 56.6% of the loan portfolio at June 30, 2011, compared to 55.6% at December 31, 2010. The Company intends to continue to focus on the origination of commercial loans.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at June 30, 2011 was $13.4 million. Of this total, 8 loans totaling $2.4 million were 90 days or more delinquent. General valuation reserves of 10%, or $238,000, were allocated to these loans at June 30, 2011.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $103.3 million and $71.2 million, respectively, at June 30, 2011. The Company’s participations in SNCs included four relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $38.1 million and outstanding balances of $36.6 million, respectively, at June 30, 2011. Of these adversely classified SNCs, three loan relationships consisted of commercial construction loans on properties located in New York City and New Jersey, and one was a commercial loan to a Pennsylvania media company. All of the Company’s SNC participations were current as to the payment of principal and interest as of June 30, 2011.

The Company had outstanding junior lien mortgages totaling $288.4 million at June 30, 2011. Of this total, 43 loans totaling $3.7 million were 90 days or more delinquent. General valuation reserves of 10%, or $371,000, were allocated to these loans at June 30, 2011.

The Company had outstanding indirect marine loans totaling $58.7 million at June 30, 2011. Of this total, 10 loans totaling $1.7 million were 90 days or more delinquent. General valuation reserves of 40%, or $663,000 were allocated to these loans at June 30, 2011. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Mortgage loans:
Residential	$38,640	41,247
Commercial	32,370	16,292
Multi-family	204	—
Construction	11,279	9,412

Total mortgage loans	82,493	66,951
Commercial loans	31,524	23,505
Consumer loans	7,330	6,808

Total non-performing loans	121,347	97,264
Foreclosed assets	6,803	2,858

Total non-performing assets	$128,150	100,122

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Mortgage loans:
Residential	$8,910	8,370
Commercial	—	4,286
Multi-family	—	—
Construction	—	—

Total mortgage loans	8,910	12,656
Commercial loans	572	562
Consumer loans	5,587	3,488

Total 60-89 day delinquent loans	$15,069	16,706

At June 30, 2011, the allowance for loan losses totaled $72.3 million, or 1.62% of total loans, compared with $68.7 million, or 1.56% of total loans at December 31, 2010. Total non-performing loans were $121.3 million, or 2.72% of total loans at June 30, 2011, compared to $97.3 million, or 2.21% of total loans at December 31, 2010.

The $24.1 million increase in non-performing loans at June 30, 2011, compared with December 31, 2010, was largely due to a $16.3 million increase in non-performing commercial mortgage loans, an $8.1 million increase in non-performing commercial loans and a $1.9 million increase in non-performing construction loans, partially offset by a $2.6 million decrease in non-performing residential loans. The increase in non-performing commercial mortgages was primarily due to a $13.5 million loan secured by a mixed office and industrial building in Monmouth County, New Jersey which recently experienced the loss of a major tenant. This loan was current as to principal and interest, however does not demonstrate adequate debt service coverage exclusive of its guarantor support. The borrower is currently working to secure replacement tenants. The increase in non-performing commercial loans was primarily attributable to two loans. The first is a $4.9 million loan to a company which performs construction materials hauling and demolition services. This loan is secured by accounts receivable, equipment and business assets with an estimated current loan-to-value ratio of 83%. The second is a $2.8 million loan to a home textiles importer and distributor. This loan has been written down to the estimated fair value of the collateral.

At June 30, 2011, the Company held $6.8 million of foreclosed assets, compared with $2.9 million at December 31, 2010. Foreclosed assets at June 30, 2011 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $4.4 million of residential properties, $1.2 million of commercial real estate and $1.2 million of marine vessels at June 30, 2011.

Non-performing assets totaled $128.2 million, or 1.86% of total assets at June 30, 2011, compared to $100.1 million, or 1.47% of total assets at December 31, 2010.

Total deposits increased $115.2 million, or 2.4%, during six months ended June 30, 2011 to $4.99 billion. Core deposits, consisting of savings and demand deposit accounts, increased $170.8 million, or 4.7%, to $3.77 billion at June 30, 2011. The majority of the core deposit increase was in commercial and retail checking deposits, money market and savings deposits. Time deposits decreased $55.6 million, or 4.3%, to $1.22 billion at June 30, 2011, with the majority of the decrease occurring in the 15-month and shorter maturity categories. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain higher-cost time deposits. Core deposits represented 75.5% of total deposits at June 30, 2011, compared to 73.8% at December 31, 2010.

Borrowed funds were reduced $78.6 million, or 8.1% during the six months ended June 30, 2011, to $891.1 million, as wholesale funding was replaced with core deposit growth. Borrowed funds represented 13.0% of total assets at June 30, 2011, a reduction from 14.2% at December 31, 2010.

Total stockholders’ equity increased $16.8 million, or 1.8%, to $938.5 million at June 30, 2011. This increase was due to net income of $26.9 million, a net increase due to the allocation of shares to stock-based compensation plans of $3.2 million and a net increase of $854,000 in other comprehensive income, partially offset by $13.9 million in cash dividends and $309,000 in common stock repurchases. At June 30, 2011, book value per share and tangible book value per share were $15.63 and $9.76, respectively, compared with $15.38 and $9.47, respectively, at December 31, 2010. Common stock repurchases during the six months ended June 30, 2011, totaled 21,000 shares at an average cost of $14.63 per share, which were made in connection with withholding to cover income taxes payable on stock-based compensation. At June 30, 2011, 2.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB-NY and approved broker dealers.

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows.

As of June 30, 2011, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	At June 30, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$259,266	4.00%	$490,201	7.56%
Tier 1 risk-based capital	172,090	4.00	490,201	11.39
Total risk-based capital	344,180	8.00	544,208	12.65

Company:
Regulatory Tier 1 leverage capital	$259,239	4.00%	$571,902	8.82%
Tier 1 risk-based capital	172,060	4.00	571,902	13.30
Total risk-based capital	344,120	8.00	625,900	14.55

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

General. The Company reported net income of $14.0 million, or $0.25 per basic and diluted share for the three months ended June 30, 2011, compared to net income of $12.9 million, or $0.23 per basic and diluted share for the three months ended June 30, 2010. For the six months ended June 30, 2011, the Company reported net income of $26.9 million, or $0.47 per basic and diluted share, compared to net income of $24.1 million, or $0.43 per basic and diluted share for the same period last year.

The second quarter and year-to-date results for the period ended June 30, 2011, continued to benefit from lower funding costs, with net interest income increasing $2.0 million and $4.7 million, respectively, compared with the same periods in 2010. The provision for loan losses decreased $1.5 million and $2.6 million for the three and six months ended June 30, 2011, respectively. These improvements were partially offset by increases in non-interest expense of $2.0 million and $2.6 million for the three and six month period ended June 30, 2011, respectively, compared with the same periods in 2010.

Net Interest Income. Total net interest income increased $2.0 million, or 3.9%, to $54.2 million for the quarter ended June 30, 2011, from $52.1 million for the quarter ended June 30, 2010. For the six months ended June 30, 2011, total net interest income increased $4.7 million, or 4.6%, to $107.6 million, from $102.9 million for the same period in 2010. Interest income for the second quarter of 2011 decreased $2.2 million to $69.8 million, from $72.0 million for the same period in 2010. For the six months ended June 30, 2011, interest income decreased $5.1 million to $139.3 million, from $144.4 million for the six months ended June 30, 2011. Interest expense decreased $4.2 million, or 21.3%, to $15.6 million for the quarter ended June 30, 2011, from $19.9 million for the quarter ended June 30, 2010. For the six months ended June 30, 2011, interest expense decreased $9.8 million, or 23.7%, to $31.7 million, from $41.5 million for the six months ended June 30, 2010. The improvement in net interest income for the three and six months ended June 30, 2011, versus the comparable 2010 periods, was primarily attributable to favorable re-pricing of interest-bearing liabilities and the continued shift in the funding mix from time deposits and wholesale borrowings to lower-costing core deposits. Unfavorable re-pricing of earning assets was partially offset by growth in loans and securities.

The net interest margin for the quarter ended June 30, 2011 was 3.53%, an increase of 2 basis points and 5 basis points, from 3.51% for the quarter ended March 31, 2011, and from 3.48% for the quarter ended June 30, 2010, respectively. The increase in the net interest margin for the three months ended June 30, 2011, versus the trailing quarter and the quarter ended June 30, 2010, was primarily attributable to decreases in the cost of interest-bearing liabilities. The weighted average yield on interest-earning assets was 4.56% for the three months ended June 30, 2011, compared with 4.58% for the trailing quarter and 4.81% for the three months ended June 30, 2010. The weighted average cost of interest-bearing liabilities was 1.19% for the quarter ended June 30, 2011, compared with 1.23% for the trailing quarter and 1.51% for the second quarter of 2010. The average cost of deposits for the three months ended June 30, 2011 was 0.89%, compared with 0.92% for the trailing quarter and 1.13% for the same period last year. The average cost of borrowings for the three months ended June 30, 2011 was 2.65%, compared with 2.70% for the trailing quarter and 3.27% for the same period last year.

For the six months ended June 30, 2011, the net interest margin increased 10 basis points to 3.52%, compared with 3.42% for the six months ended June 30, 2010. The weighted average yield on interest-earning assets declined 23 basis points to 4.57% for the six months ended June 30, 2011, compared with 4.80% for the six months ended June 30, 2010, however the weighted average cost of interest-bearing liabilities declined 37 basis points to 1.21% for the six months ended June 30, 2011, compared with 1.58% for the same period in 2010. The average cost of deposits for the six months ended June 30, 2011 was 0.90%, compared with 1.19% for the same period last year. The average cost of borrowings for the six months ended June 30, 2011 was 2.67%, compared with 3.32% for the same period last year.

Interest income on commercial loans increased $605,000 to $10.8 million, or 5.9% for the three months ended June 30, 2011, from $10.2 million for the three months ended June 30, 2010. Consumer loan interest income decreased $636,000, or 8.9%, to $6.5 million for the three months ended June 30, 2011, from $7.1 million for the three months ended June 30, 2010. Income on loans secured by real estate decreased $551,000 to $39.7 million, or 1.4% for the three months ended June 30, 2011, from $40.2 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the average balance of net loans increased $133.2 million to $4.39 billion, from $4.26 billion for the same period in 2010. The average loan yield for the three months ended June 30, 2011, decreased 25 basis points to 5.16%, from 5.41% for the same period in 2010.

Interest income on commercial loans increased $350,000, or 1.7%, to $20.9 million for the six months ended June 30, 2011, from $20.5 million for the six months ended June 30, 2010. Income on loans secured by real estate increased $25,000, to $80.0 million for the six months ended June 30, 2011, from $79.9 million for the six months ended June 30, 2010. Consumer loan interest income decreased $1.4 million, or 9.7%, to $13.0 million for the six months ended June 30, 2011, from $14.4 million for the six months ended June 30, 2010. The average loan yield for the six months ended June 30, 2011, decreased 20 basis points to 5.20%, from 5.40% for the same period in 2010. For the six months ended June 30, 2011, the average balance of net loans increased $100.5 million, or 2.4%, to $4.37 billion, from $4.27 billion for the same period in 2010.

Interest income on investment securities held to maturity decreased $187,000, or 5.8%, to $3.0 million for the quarter ended June 30, 2011, from $3.2 million for the quarter ended June 30, 2010. Average investment securities held to maturity increased $9.1 million, or 2.7%, to $342.4 million for the quarter ended June 30, 2011, from $333.3 million for the same period last year. For the six months ended June 30, 2011, interest income on investment securities held to maturity decreased $343,000, or 5.3%, to $6.1 million, from $6.5 million for the same period in 2010. Average investment securities held to maturity increased $8.9 million, or 2.7%, to $342.5 million for the six months ended June 30, 2011, from $336.6 million for the same period last year.

Interest income on securities available for sale and FHLB-NY stock decreased $1.4 million, or 12.5%, to $9.8 million for the quarter ended June 30, 2011, from $11.2 million for the quarter ended June 30, 2010. The average balance of securities available for sale increased $6.1 million, or 0.5%, to $1.26 billion for the three months ended June 30, 2011, from $1.25 billion for the same period in 2010. For the six months ended June 30, 2011, interest income on securities available for sale and FHLB-NY stock decreased $3.7 million, or 16.0%, to $19.3 million, from $23.0 million for the six months ended June 30, 2010. The average balance of securities available for sale increased $15.3 million, or 1.2%, to $1.30 billion for the six months ended June 30, 2011, from $1.28 billion for the same period in 2010.

The average yield on all securities decreased to 3.01% for the three months ended June 30, 2011, compared with 3.34% for the same period in 2010. For the six months ended June 30, 2011, the average yield on all securities was 2.96%, compared with 3.95% for the same period in 2010.

Interest paid on deposit accounts decreased $2.6 million, or 21.5%, to $9.6 million for the quarter ended June 30, 2011, from $12.3 million for the quarter ended June 30, 2010. For the six months ended June 30, 2011, interest paid on deposit accounts declined $6.3 million, or 24.5%, to $19.5 million, from $25.8 million for the six months ended June 30, 2010. The average cost of interest-bearing deposits decreased to 0.89% and 0.90% for the three and six months ended June 30, 2011, respectively, from 1.13% and 1.19% for the three and six months ended June 30, 2010, respectively. The average balance of interest-bearing core deposit accounts increased $168.8 million, or 5.7%, to $3.12 billion for the quarter ended June 30, 2011, from $2.96 billion for the quarter ended June 30, 2010. For the six months ended June 30, 2011, average interest-bearing core deposits increased $165.9 million, or 5.7%, to $3.09 billion, from $2.93 billion for the same period in 2010. Average time deposit account balances decreased $159.2 million, or 11.4%, to $1.23 billion for the quarter ended June 30, 2011, from $1.39 billion for the same period in 2010. For the six months ended June 30, 2011, average time deposits decreased $175.8 million, or 12.3%, to $1.25 billion, from $1.43 billion for the same period in 2010.

Interest paid on borrowed funds decreased $1.6 million, or 21.0%, to $6.0 million for the quarter ended June 30, 2011, from $7.6 million for the quarter ended June 30, 2010. For the six months ended June 30, 2011, interest paid on borrowed funds decreased $3.5 million, or 22.4%, to $12.2 million, from $15.7 million for the six months ended June 30, 2010. The average cost of borrowings decreased to 2.65% and 2.67% for the three and six months ended June 30, 2011, respectively, from 3.27% and 3.32% for the three and six months ended June 30, 2010, respectively. Average borrowings decreased $21.9 million, or 2.3%, to $909.9 million for the quarter ended June 30, 2011, from $931.8 million for the quarter ended June 30, 2010. For the six months ended June 30, 2011, average borrowings decreased $35.0 million, or 3.7%, to $921.7 million, from $956.8 million for the six months ended June 30, 2010.

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

The Company recorded provisions for loan losses of $7.5 million and $15.4 million for the three and six months ended June 30, 2011, respectively. This compared with provisions for loan losses of $9.0 million and $18.0 million recorded for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2011, the Company had net charge-offs of $7.9 million and $11.8 million, respectively, compared with net charge-offs of $6.5 million and $17.3 million, respectively, for the same periods in 2010. At June 30, 2011, the Company’s allowance for loan losses was 1.62% of total loans, compared with 1.56% of total loans at December 31, 2010 and 1.42% of total loans at June 30, 2010.

Non-Interest Income. Non-interest income totaled $8.0 million for the quarter ended June 30, 2011, an increase of $70,000 compared to the same period in 2010. Other income for the quarter ended June 30, 2011 totaled $1.2 million, an increase of $759,000 compared to the same period in 2010, primarily due to gains realized from increased loan sales. This increase was partially offset by a decrease in income related to Bank-owned life insurance of $512,000 for the three month period ended June 30, 2011, compared to the same period last year, as a result of policy claim proceeds received in 2010. Additionally, the Company recognized net other-than-temporary impairment charges on investment securities of $302,000 and $170,000 in the second quarter of 2011 and 2010, respectively, related to an investment in a non-Agency mortgage-backed security.

For the six months ended June 30, 2011, non-interest income totaled $15.2 million, a decrease of $767,000, or 4.8%, compared to the same period in 2010. Net gains on securities transactions declined $789,000 for the six months ended June 30, 2011, compared with the same period in 2010. These net gains totaled $28,000 for the six months ended June 30, 2011, compared with net gains of $817,000 for the same period in 2010. Current period activity was comprised of gains realized on the calls of securities, while the prior year period included gains realized on the sale of securities undertaken as part of the Company’s interest rate risk management process. Also, income related to Bank-owned life insurance decreased $502,000 for the six month period ended June 30, 2011, compared to the same period last year, due to the receipt of policy claim proceeds in the second quarter of 2010. The Company recognized net other-than-temporary impairment charges of $302,000 and $170,000 during the six months ended June 30, 2011 and June 30, 2010, respectively. Partially offsetting these declines, other income increased $855,000 for the six months ended June 30, 2011, compared with the same period in 2010, primarily as a result of gains realized from increased loan sales.

Non-Interest Expense. For the three months ended June 30, 2011, non-interest expense increased $2.0 million, or 5.9%, to $35.9 million, compared to $33.9 million for the three months ended June 30, 2010. Compensation and benefits expense increased $1.5 million for the three months ended June 30, 2011, compared with the same period in 2010, as result of higher salary expense due to annual merit increases, an increased incentive compensation accrual, increased stock-based compensation expense resulting from the higher share price of the Company’s common stock and increased employee health and medical costs. In addition, other operating expenses increased $818,000 for the quarter ended June 30, 2011, compared with the same period last year, due to expenses associated with the resolution of non-performing assets. Net occupancy expense increased $333,000, or 6.8%, to $5.3 million for the three months ended June 30, 2011, compared to $4.9 million for the same period in 2010, primarily due to expenses associated with the Company’s consolidation of three facilities into its new administrative offices in April of this year. Pending the sale of two of those facilities, certain carrying costs, including taxes and utilities, will continue to be incurred. Partially offsetting these increases, FDIC insurance expense decreased $451,000, or 26.0%, to $1.3 million for the three months ended June 30, 2011, compared with $1.7 million for the same period in 2010, due to the change in assessment methodology from deposit-based to one which is based upon assets. Amortization of intangibles decreased $255,000 for the three months ended June 30, 2011, compared with the same period in 2010, as a result of scheduled reductions in core deposit intangible amortization.

Non-interest expense for the six months ended June 30, 2011 was $71.3 million. Non-interest expense increased $2.6 million, or 3.8%, from $68.7 million for the six months ended June 30, 2010. Compensation and benefits expense increased $2.4 million, or 7.0% to $37.3 million for the six months ended June 30, 2011, compared to $34.8 million for the six month period ended June 30, 2010, due to higher salary expense related to annual merit increases, increased stock-based compensation expense resulting from the higher share price of the Company’s common stock and increased employee health and medical costs. In addition, net occupancy expense increased $467,000, or 4.6% to $10.5 million, compared to $10.1 million for the same period in 2010, due to expenses associated with the relocation of the Company’s administrative offices and carrying costs on previously occupied facilities owned by the Company, which are pending sale. The Company also recognized an $807,000 impairment charge in the first quarter of 2011, related to the anticipated sale and relocation of its former loan center. Partially offsetting these increases, FDIC insurance expense decreased $670,000 to $3.2 million for the six months ended June 30, 2011, compared with $3.8 million for the same period in 2010. The decrease was primarily due to a lower assessment rate charged on deposits and a change in assessment methodology from a deposit-based to an asset-based assessment, effective in the second quarter of 2011. Additionally, amortization of intangibles decreased $518,000 for the six months ended June 30, 2011, compared with the same period of 2010, as a result of scheduled reductions in core deposit intangible amortization.

Income Tax Expense. For the three months ended June 30, 2011, the Company’s income tax expense was $4.8 million, compared with $4.2 million for the same period in 2010. For the six months ended June 30, 2011, the Company’s income tax expense was $9.2 million, compared with $8.1 million for the same period in 2010. The increase in income tax expense was primarily attributable to increased pre-tax income. The Company’s effective tax rates were 25.6% for both the three and six months ended June 30, 2011, compared with 24.7% and 25.1% for the three and six months ended June 30, 2010, respectively.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Tradional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2011 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	205,814	(5,353)	(2.5)
Static	211,167	—	—
+100	210,488	(679)	(0.3)
+200	206,789	(4,348)	(2.1)
+300	202,846	(8,321)	(3.9)

The preceding table indicates that, as of June 30, 2011, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.9%, or $8.3 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 2.5%, or $5.4 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2011 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,288,227	23,885	1.9	17.7	1.1
Flat	1,264,342	—	—	17.5	—
+100	1,206,916	(57,426)	(4.5)	16.9	(3.3)
+200	1,141,377	(122,965)	(9.7)	16.2	(7.3)
+300	1,048,727	(215,615)	(17.1)	15.1	(13.3)

The preceding table indicates that as of June 30, 2011, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 17.1%, or $215.6 million. If rates were to decrease 100 basis points, the model forecasts a 1.9%, or $23.9 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than as indicated below.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, as disclosed under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

April 1, 2011 through April 30, 2011	—	—	—	2,100,684

May 1, 2011 Through May 31, 2011	604	$14.03	604	2,100,080

June 1, 2011 through June 30, 2011	—	—	—	2,100,080

Total	604	$14.03	604

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	[REMOVED and RESERVED]

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. [9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. [11]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. [8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. [9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
[8]	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (File No. 001-31566).
[9]	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (File No. 001-31566).
[10]	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566).
[11]	Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 (File No. 001-31566).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2011	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2011	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2011	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief
Accounting Officer