Form 10-Q
period 2011-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2011-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011 there were 83,209,293 shares issued and 60,456,741 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 422,723 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2011 (Unaudited) and December 31, 2010

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$122,666	$51,345
Short-term investments	1,350	884

Total cash and cash equivalents	124,016	52,229

Securities available for sale, at fair value	1,305,160	1,378,927
Investment securities held to maturity (fair value of $366,310 at September 30, 2011 (unaudited) and $351,680 at December 31, 2010)	351,385	346,022
Federal Home Loan Bank of New York (“FHLB-NY”) stock	38,827	38,283

Loans	4,568,220	4,409,813
Less allowance for loan losses	73,655	68,722

Net loans	4,494,565	4,341,091

Foreclosed assets, net	6,889	2,858
Banking premises and equipment held for sale	9,940	—
Banking premises and equipment, net	65,363	74,257
Accrued interest receivable	23,061	25,257
Intangible assets	361,524	354,220
Bank-owned life insurance (“BOLI”)	140,766	136,768
Other assets	75,863	74,616

Total assets	$6,997,359	$6,824,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,012,151	$2,706,204
Savings deposits	883,318	893,268
Certificates of deposit of $100,000 or more	399,988	412,155
Other time deposits	778,836	866,107

Total deposits	5,074,293	4,877,734

Mortgage escrow deposits	20,346	19,558
Borrowed funds	912,567	969,683
Other liabilities	40,756	35,866

Total liabilities	6,047,962	5,902,841

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 60,032,698 shares outstanding at September 30, 2011 and 59,921,065 outstanding at December 31, 2010	832	832
Additional paid-in capital	1,019,462	1,017,315
Retained earnings	353,787	332,472
Accumulated other comprehensive income	17,984	14,754
Treasury stock	(386,163)	(385,094)
Unallocated common stock held by the Employee Stock Ownership Plan (“ESOP”)	(56,505)	(58,592)
Common stock acquired by the Directors’ Deferred Fee Plan (“DDFP”)	(7,413)	(7,482)
Deferred compensation – DDFP	7,413	7,482

Total stockholders’ equity	949,397	921,687

Total liabilities and stockholders’ equity	$6,997,359	$6,824,528

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and Nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Real estate secured loans	$39,466	$40,426	$119,425	$120,360
Commercial loans	11,010	10,457	31,867	30,964
Consumer loans	6,436	7,085	19,445	21,487
Securities available for sale and FHLB-NY stock	9,174	10,683	28,468	33,649
Investment securities	3,045	3,166	9,169	9,633
Deposits, Federal funds sold and other short-term investments	26	80	81	222

Total interest income	69,157	71,897	208,455	216,315

Interest expense:
Deposits	8,984	11,571	28,439	37,341
Borrowed funds	5,717	7,291	17,937	23,030

Total interest expense	14,701	18,862	46,376	60,371

Net interest income	54,456	53,035	162,079	155,944
Provision for loan losses	7,500	8,600	22,900	26,600

Net interest income after provision for loan losses	46,956	44,435	139,179	129,344

Non-interest income:
Fees	6,631	6,017	18,052	17,637
BOLI	1,274	1,288	3,998	4,514
Other-than-temporary impairment losses on securities	—	—	(1,661)	(3,116)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	1,359	2,946

Net impairment losses on securities recognized in earnings	—	—	(302)	(170)

Net gain on securities transactions	658	16	686	833

Other income	87	482	1,431	971

Total non-interest income	8,650	7,803	23,865	23,785

Non-interest expense:
Compensation and employee benefits	19,226	17,764	56,476	52,589
Net occupancy expense	5,286	4,884	15,811	14,942
Data processing expense	2,381	2,174	6,994	6,699
FDIC insurance	1,319	1,833	4,483	5,667
Amortization of intangibles	708	842	2,314	2,966
Impairment of premises and equipment	—	—	807	—
Advertising and promotion expense	823	1,037	2,605	2,923
Other operating expenses	5,210	5,547	16,747	16,988

Total non-interest expense	34,953	34,081	106,237	102,774

Income before income tax expense	20,653	18,157	56,807	50,355

Income tax expense	5,087	4,694	14,333	12,765

Net income	$15,566	$13,463	$42,474	$37,590

Basic earnings per share	$0.27	$0.24	$0.75	$0.66
Average basic shares outstanding	56,926,131	56,610,647	56,847,975	56,533,545

Diluted earnings per share	$0.27	$0.24	$0.75	$0.66
Average diluted shares outstanding	56,941,715	56,610,647	56,860,371	56,533,545

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Comprehensive income (loss):
Net income	—	—	37,590	—	—	—	—	—	37,590
Other comprehensive income:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,203))	—	—	—	(1,743)	—	—	—	—	(1,743)
Unrealized holding gain on securities arising during the period (net of tax of $11,889)	—	—	—	17,215	—	—	—	—	17,215
Reclassification adjustment for gains included in net income (net of tax of $341)	—	—	—	(492)	—	—	—	—	(492)
Amortization related to post retirement obligations (net of tax of $79)	—	—	—	114	—	—	—	—	114

Total comprehensive income									$52,684

Cash dividends declared	—	—	(19,933)	—	—	—	—	—	(19,933)
Distributions from DDFP	—	(5)	—	—	—	—	70	(70)	(5)
Purchases of treasury stock	—	—	—	—	(191)	—	—	—	(191)
Option exercises	—	(16)	—	—	55	—	—	—	39
Allocation of ESOP shares	—	(627)	—	—	—	2,075	—	—	1,448
Allocation of SAP shares	—	1,828	—	—	—	—	—	—	1,828
Allocation of stock options	—	623	—	—	—	—	—	—	623

Balance at September 30, 2010	$832	$1,016,659	$325,408	$22,825	$(385,109)	$(59,567)	$(7,505)	$7,505	$921,048

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Comprehensive income:
Net income	—	—	42,474	—	—	—	—	—	42,474
Other comprehensive income:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($555))	—	—	—	(804)	—	—	—	—	(804)
Unrealized holding gain on securities arising during the period (net of tax of ($4,314)	—	—	—	6,246	—	—	—	—	6,246
Reclassification adjustment for gains included in net income (net of tax of $280)				(406)					(406)

Amortization related to post retirement obligations (net of tax $1,247)	—	—	—	(1,806)	—	—	—	—	(1,806)

Total comprehensive income									$45,704

Cash dividends paid	—	—	(21,159)	—	—	—	—	—	(21,159)
Distributions from DDFP	—	—	—	—	—	—	69	(69)	—
Purchases of treasury stock	—	—	—	—	(2,875)	—	—	—	(2,875)
Shares issued dividend reinvestment plan	—	(533)	—	—	1,797	—	—	—	1,264
Stock option exercises		—	—	—	9	—	—	—	9
Allocation of ESOP shares	—	(402)	—	—	—	2,087	—	—	1,685
Allocation of SAP shares	—	2,510	—	—	—	—	—	—	2,510
Allocation of stock options	—	572	—	—	—	—	—	—	572

Balance at September 30, 2011	$832	$1,019,462	$353,787	$17,984	$(386,163)	$(56,505)	$(7,413)	$7,413	$949,397

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$42,474	$37,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,303	8,178
Impairment of premises and equipment	807	—
Provision for loan losses	22,900	26,600
Deferred tax benefit	(5,848)	(342)
Increase in cash surrender value of BOLI	(3,998)	(4,514)
Net amortization of premiums and discounts on securities	8,505	5,989
Accretion of net deferred loan fees	(1,660)	(815)
Amortization of premiums on purchased loans, net	1,332	1,402
Net increase in loans originated for sale	(6,984)	(12,389)
Proceeds from sales of loans originated for sale	7,111	13,078
Proceeds from sales of foreclosed assets	5,761	3,981
Allocation of ESOP shares	1,685	1,448
Allocation of SAP shares	2,510	1,828
Allocation of stock options	572	623
Net gain on sale of loans	(127)	(689)
Net gain on securities transactions	(686)	(833)
Impairment charge on securities	302	170
Net gain on sale of premises and equipment	(43)	(12)
Net (gain) loss on sale of foreclosed assets	(27)	5
Decrease in accrued interest receivable	2,196	2,010
Increase in other assets	(10,722)	(2,253)
Decrease in other liabilities	(3,727)	(52)

Net cash provided by operating activities	69,636	81,003

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	44,392	33,909
Purchases of investment securities held to maturity	(50,160)	(33,574)
Proceeds from sales of securities available for sale	23,504	18,926
Proceeds from maturities, calls and paydowns of securities available for sale	298,422	380,224
Purchases of securities available for sale	(247,883)	(421,452)
Cash consideration paid to acquire Beacon Trust, net of cash and cash equivalents	(7,254)	—
Purchases of loans	(68,981)	(69,060)
Net (increase) decrease in loans	(98,761)	104,024
BOLI benefits paid	—	1,523
Proceeds from sales of premises and equipment	1,952	2,101
Purchases of premises and equipment	(8,751)	(3,560)

Net cash(used in) provided by investing activities	(113,520)	13,061

Cash flows from financing activities:
Net increase in deposits	196,558	5,379
Increase in mortgage escrow deposits	788	(74)
Purchase of treasury stock	(2,875)	(191)
Cash dividends paid to stockholders	(21,159)	(19,933)
Shares issued dividend reinvestment plan	(533)	—
Stock options exercised	9	39
Proceeds from long-term borrowings	236,300	122,000
Payments on long-term borrowings	(252,328)	(227,310)
Net (decrease) increase in short-term borrowings	(41,089)	9,687

Net cash provided by (used in) financing activities	115,671	(110,403)

Net increase (decrease) in cash and cash equivalents	71,787	(16,339)
Cash and cash equivalents at beginning of period	52,229	123,743

Cash and cash equivalents at end of period	$124,016	$107,404

Cash paid during the period for:
Interest on deposits and borrowings	$47,196	$61,501

Income taxes	$20,122	$7,777

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$9,664	$3,986

Fair value of assets acquired	$1,879	$—

Goodwill and customer relationship intangible	$9,547	$—

Liabilities assumed	$926	$—

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for all of 2011.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2010 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended September 30,						For the nine months ended September 30,
	2011			2010			2011			2010
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$15,566			$13,463			$42,474			$37,590

Basic earnings per share:
Income available to common stockholders	$15,566	56,926,131	$0.27	$13,463	56,610,647	$0.24	$42,474	56,847,975	$0.75	$37,590	56,533,545	$0.66

Dilutive shares		15,584			—			12,396			—

Diluted earnings per share:
Income available to common stockholders	$15,566	56,941,715	$0.27	$13,463	56,610,647	$0.24	$42,474	56,860,371	$0.75	$37,590	56,533,545	$0.66

Anti-dilutive stock options and awards totaling 4,069,458 shares at September 30, 2011, were excluded from the earnings per share calculations.

Note 2. Acquisition

On August 11, 2011, the Company’s wholly owned subsidiary, The Provident Bank, completed its acquisition of Beacon Trust Company, a New Jersey limited purpose trust company, and Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware (collectively “Beacon”). Pursuant to the terms of the Stock Purchase Agreement announced on May 19, 2011, Beacon’s former parent company, Beacon Financial Corporation may be paid cash consideration in an amount up to $10.5 million, based upon the acquired companies’ financial performance in the three years following the closing of the transaction.

The purchase price was allocated to the acquired assets and liabilities of Beacon based on their fair value as of August 11, 2011. As the Company is still in the process of finalizing these values, the allocation of the purchase price presented in the following table is subject to revision.

(in thousands)
Assets:
Cash and cash equivalents	$96
Securities	164
Premises and equipment	241
Goodwill	7,124
Core relationship intangible	2,423
Other assets	1,378

Total assets	$11,426

Liabilities:
Other liabilities	4,076

Total liabilities	$4,076

As operating results for Beacon were not significant to the consolidated operating results of the Company, pro forma operating results are not presented herein. The Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2011 includes 51 days of combined operations with Beacon.

In connection with the Beacon transaction, the Company recorded goodwill of $7.1 million, none of which is estimated to be deductible for income tax purposes. In addition, a core relationship intangible (“CRI”) of $2.4 million was recognized in connection with the Beacon acquisition and is being amortized on an accelerated basis over an estimated useful life of twelve years. The Company utilized the services of an independent valuation firm to determine the CRI amount.

Note 3. Investment Securities

At September 30, 2011, the Company had $1.31 billion and $351.4 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of September 30, 2011 totaled 30, compared with 130 at December 31, 2010. These included seven private label mortgage-backed securities at September 30, 2011, with an amortized cost of $30.0 million and unrealized losses totaling $1.8 million. Five of these seven private label mortgage-backed securities were below investment grade at September 30, 2011. All securities with unrealized losses at September 30, 2011 were analyzed for other-than-temporary impairment. The Company estimates loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and nine months ended September 30, 2011. Based upon this analysis, no other-than-temporary impairment existed at September 30, 2011.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$107,229	415	—	107,644
Mortgage-backed securities	1,145,290	34,336	(1,937)	1,177,689
State and municipal obligations	10,883	582	(4)	11,461
Corporate obligations	8,024	180	(3)	8,201
Equity investments	165	—	—	165

	$1,271,591	35,513	(1,944)	1,305,160

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$109,271	616	(44)	109,843
Mortgage-backed securities	1,223,869	29,137	(5,480)	1,247,526
State and municipal obligations	11,188	496	(55)	11,629
Corporate obligations	9,543	386	—	9,929

	$1,353,871	30,635	(5,579)	1,378,927

The amortized cost and fair value of securities available for sale at September 30, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2011
	Amortized cost	Fair value
Due in one year or less	$45,086	45,296
Due after one year through five years	76,754	77,462
Due after five years through ten years	4,296	4,548
Mortgage-backed securities	1,145,290	1,177,854

	$1,271,426	1,305,160

Proceeds from the sale of securities available for sale for the three and nine months ended September 30, 2011, were $23,504,000, resulting in gross gains of $644,000. Additionally, for the nine months ended September 30, 2011, the Company recognized gains of $14,000 related to calls on certain securities in the available for sale portfolio, with proceeds from calls totaling $514,000. There were no securities sold in the three months ended September 30, 2010, while proceeds from the sale of securities available for sale during the nine months ended September 30, 2010 were $18,926,000, resulting in gross gains of $833,000 with no gross losses.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning credit loss amount	$1,240	938	$938	768
Add: Initial OTTI credit losses	—	—	—	—
Subsequent OTTI credit losses	—	—	302	170
Less: Realized losses for securities sold	—	—	—	—
Securities intended or required to be sold	—	—	—	—
Increases in expected cash flows on debt securities	—	—	—	—

Ending credit loss amount	$1,240	938	$1,240	938

The Company did not incur an OTTI charge on securities for the three months ended September 30, 2011 and 2010, however, for the nine months ended September 30, 2011 and 2010, the Company incurred net OTTI charges on securities of $302,000 and $170,000, respectively.

The following table presents information regarding the Company’s securities available for sale with temporary impairment at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	—	—	—	—
Mortgage-backed securities	60,577	(240)	13,358	(1,697)	73,935	(1,937)
State and municipal obligations	526	(4)	—	—	526	(4)
Corporate Bonds	496	(3)	—	—	496	(3)

	$61,599	(247)	13,358	(1,697)	74,957	(1,944)

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$13,964	(44)	—	—	13,964	(44)
Mortgage-backed securities	277,772	(4,126)	20,400	(1,354)	298,172	(5,480)
State and municipal obligations	1,414	(55)	—	—	1,414	(55)

	$293,150	(4,225)	20,400	(1,354)	313,550	(5,579)

The temporary loss position associated with investment securities available for sale is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in an unrealized loss position at September 30, 2011, and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,748	26	(1)	2,773
Mortgage-backed securities	25,218	1,062	—	26,280
State and municipal obligations	314,528	13,653	(89)	328,092
Corporate obligations	8,891	297	(23)	9,165

	$351,385	15,038	(113)	366,310

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,749	3	(29)	2,723
Mortgage-backed securities	39,493	1,677	—	41,170
State and municipal obligations	294,527	6,316	(2,604)	298,239
Corporate obligations	9,253	315	(20)	9,548

	$346,022	8,311	(2,653)	351,680

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and nine months ended September 30, 2011, the Company recognized gains of $14,000 and $28,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $3,877,000 and $12,013,000, for the three and nine months ended September 30, 2011, respectively. There were no gains or losses recorded on security calls in the held to maturity portfolio during the three and nine months ended September 30, 2010.

The amortized cost and fair value of investment securities held to maturity at September 30, 2011 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2011
	Amortized cost	Fair value
Due in one year or less	$52,615	52,861
Due after one year through five years	90,437	94,159
Due after five years through ten years	89,819	95,221
Due after ten years	93,296	97,789
Mortgage-backed securities	25,218	26,280

	$351,385	366,310

The following table represents the Company’s disclosure of investment securities held to maturity with temporary impairment at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$499	(1)	—	—	499	(1)
State and municipal obligations	5,262	(69)	2,162	(20)	7,424	(89)
Corporate obligations	939	(23)	—	—	939	(23)

	$6,700	(93)	2,162	(20)	8,862	(113)

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,470	(29)	—	—	1,470	(29)
State and municipal obligations	67,812	(2,604)	—	—	67,812	(2,604)
Corporate obligations	518	(20)	—	—	518	(20)

	$69,800	(2,653)	—	—	69,800	(2,653)

Based on a review of the investment securities held to maturity portfolio, the Company believes that as of September 30, 2011, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Note 4. Loans Receivable and Allowance for Loan Losses

Loans receivable at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Mortgage loans:
Residential	$1,347,973	1,386,326
Commercial	1,236,370	1,180,147
Multi-family	497,025	387,189
Construction	115,251	125,192

Total mortgage loans	3,196,619	3,078,854
Commercial loans	814,112	755,487
Consumer loans	553,670	569,597

Total gross loans	4,564,401	4,403,938

Premiums on purchased loans	6,320	6,771
Unearned discounts	(107)	(104)
Net deferred fees	(2,394)	(792)

	$4,568,220	4,409,813

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At September 30, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$17,069	7,605	40,048	64,722	1,283,251	1,347,973	—
Commercial	768	391	35,967	37,126	1,199,244	1,236,370	—
Multi-family	—	1,006	—	1,006	496,019	497,025	—
Construction	—	—	11,148	11,148	104,103	115,251	—

Total mortgage loans	17,837	9,002	87,163	114,002	3,082,617	3,196,619	—
Commercial loans	896	910	29,732	31,538	782,574	814,112	—
Consumer loans	5,406	2,935	8,438	16,779	536,891	553,670	—

Total loans	$24,139	12,847	125,333	162,319	4,402,082	4,564,401	—

	At December 31, 2010
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$21,407	8,370	41,247	71,024	1,315,302	1,386,326	—
Commercial	396	4,286	16,091	20,773	1,159,374	1,180,147	—
Multi-family	1,024	—	201	1,225	385,964	387,189	—
Construction	—	—	9,412	9,412	115,780	125,192	—

Total mortgage loans	22,827	12,656	66,951	102,434	2,976,420	3,078,854	—
Commercial loans	1,958	562	23,505	26,025	729,462	755,487	—
Consumer loans	8,074	3,488	6,808	18,370	551,227	569,597	—

Total loans	$32,859	16,706	97,264	146,829	4,257,109	4,403,938	—

Included in non-accrual loans were $40.0 million and $23.1 million of loans which were less than 90 days past due at September 30, 2011 and December 31, 2010, respectively.

The Company defines an impaired loan as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan loss on impaired loans. The Company may recognize impairment of a loan based upon (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.

The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analyses of collateral dependent impaired loans. A third party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan.

A specific allocation of the allowance for loan losses is established for each impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each fiscal quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses during the process described.

At September 30, 2011, there were 53 impaired loans totaling $105.0 million, of which 38 loans totaling $65.2 million were TDRs. Included in this total were 30 TDRs related to 26 borrowers totaling $38.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2011. At December 31, 2010, there were 24 impaired loans totaling $47.2 million. Included in this total were 6 TDRs related to 5 borrowers totaling $7.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2010.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At September 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$80,278	24,408	274	104,960
Collectively evaluated for impairment	3,116,341	789,704	553,396	4,459,441
Loan acquired with deteriorated credit quality	—	—	—	—

Total	$3,196,619	814,112	553,670	4,564,401

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$27,016	20,642	—	47,658
Collectively evaluated for impairment	3,051,838	734,845	569,597	4,356,280
Loan acquired with deteriorated credit quality	—	—	—	—

Total	$3,078,854	755,487	569,597	4,403,938

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At September 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Individually evaluated for impairment	$5,408	1,985	18	7,411	—	7,411
Collectively evaluated for impairment	35,253	21,253	6,058	62,564	3,680	66,244
Loan acquired with deteriorated credit quality	—	—	—	—	—	—

Total	$40,661	23,238	6,076	69,975	3,680	73,655

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Other Unallocated	Total
Individually evaluated for impairment	$139	2,113	—	2,252	—	2,252
Collectively evaluated for impairment	38,277	20,097	5,616	63,990	2,480	66,470
Loan acquired with deteriorated credit quality	—	—	—	—	—	—

Total	$38,416	22,210	5,616	66,242	2,480	68,722

Loan modifications to customers experiencing financial difficulties that are considered TDRs primarily involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications generally do not result in the forgiveness of principal or accrued interest. In addition, the Company attempts to obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

As a result of the adoption of accounting guidance recently issued by the FASB, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as TDRs. As a result of this reassessment, the Company identified an additional five loan relationships totaling $10.8 million as TDRs, $9.2 million of which had been previously identified as non-accrual impaired loans.

The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2011, and their balances immediately prior to the modification date and post-modification as of September 30, 2011.

	Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Loans	Recorded Investment	Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	3	$1,372	$1,434
Commercial	2	37,646	37,715
Multi-family	—	—	—
Construction	—	—	—

Total mortgage loans	5	39,018	39,149
Commercial loans	5	9,311	9,202
Consumer loans	1	95	95

Total restructured loans	11	48,424	48,446

	Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Loans	Recorded Investment	Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	20	$8,419	$8,092
Commercial	3	40,322	40,407
Multi-family	—	—	—
Construction	—	—	—

Total mortgage loans	23	48,741	48,499
Commercial loans	6	9,579	9,474
Consumer loans	2	276	276

Total restructured loans	31	58,596	58,249

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and nine months ended September 30, 2011 exceeded the carrying amounts of such loans. As a result, there were no charge-

offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and nine months ended September 30, 2011. The allowance for losses associated with the TDRs presented in the preceding tables totaled $5.4 million at September 30, 2011, and was included in the allowance for loan losses for loans individually evaluated for impairment.

The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.58 percent and 4.60 percent, compared to a yield of 5.46 percent and 5.63 percent prior to modification for the three and nine months ended September 30, 2011, respectively.

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs. There were no TDRs presented in the preceding tables for which there was a payment default during the periods presented.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$72,294	$61,490	$68,722	$60,744
Provision charged to operations	7,500	8,600	22,900	26,600
Recoveries of loans previously charged off	525	712	1,165	1,528
Loans charged off	(6,664)	(2,038)	(19,132)	(20,108)

Balance at end of period	$73,655	$68,764	$73,655	$68,764

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 is as follows (in thousands):

	Three Months Ended September 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$37,090	23,700	6,350	67,140	5,154	72,294
Provision charged to operations	5,978	916	2,080	8,974	(1,474)	7,500
Recoveries of loans previously charged off	—	303	222	525	—	525
Loans charged off	(2,407)	(1,681)	(2,576)	(6,664)	—	(6,664)

Balance at end of period	$40,661	23,238	6,076	69,975	3,680	73,655

	Nine Months Ended September 30, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$38,416	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	7,849	7,457	6,394	21,700	1,200	22,900
Recoveries of loans previously charged off	200	541	424	1,165	—	1,165
Loans charged off	(5,804)	(6,970)	(6,358)	(19,132)	—	(19,132)

Balance at end of period	$40,661	23,238	6,076	69,975	3,680	73,655

Impaired loans receivable by class are summarized as follows (in thousands):

	At September 30, 2011					At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance
Loans with no related allowance
Mortgage loans:
Residential	$981	959	—	1,030	14	—	—	—
Commercial	11,581	10,654	—	11,251	210	23,351	13,405	—
Multi-family	—	—	—	—	—	—	—	—
Construction	11,410	11,148	—	11,317	129	9,475	9,412	—

Total	23,972	22,761	—	23,598	353	32,826	22,817	—
Commercial loans	3,847	3,843	—	4,219	174	10,173	9,075	—
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$27,819	26,604	—	27,817	527	42,999	31,892	—

Loans with an allowance recorded
Mortgage loans:
Residential	$7,975	7,148	1,104	7,203	118	280	280	13
Commercial	55,664	50,368	4,304	50,455	830	3,919	3,919	126
Multi-family	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total	63,639	57,516	5,408	57,658	948	4,199	4,199	139
Commercial loans	24,981	20,565	1,985	22,886	155	11,709	11,568	2,113
Consumer loans	274	274	18	274	5	—	—	—

Total loans	$88,894	78,355	7,411	80,818	1,108	15,908	15,767	2,252

Total
Mortgage loans:
Residential	$8,956	8,107	1,104	8,233	132	280	280	13
Commercial	67,245	61,022	4,304	61,706	1,040	27,270	17,324	126
Multi-family	—	—	—	—	—	—	—	—
Construction	11,410	11,148	—	11,317	129	9,475	9,412	—

Total	87,611	80,277	5,408	81,256	1,301	37,025	27,016	139
Commercial loans	28,828	24,408	1,985	27,105	329	21,882	20,642	2,113
Consumer loans	274	274	18	274	5	—	—	—

Total loans	$116,713	104,959	7,411	108,635	1,635	58,907	47,658	2,252

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $7,411,000 and $2,252,000 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, impaired loans for which there was no related allowance for loan losses totaled $26,604,000 and $31,892,000, respectively. The average recorded investment for the three and nine months ended September 30, 2011 was $152,248,000 and $108,635,000, respectively. For the same periods, interest income recognized was $1,039,000 and $1,635,000, respectively.

The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be acceptable quality (pass) are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of questionable quality are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports concerning periodic loan review examinations by the independent third party are presented directly to the Audit Committee of the Board of Directors.

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At September 30, 2011
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$7,605	25,209	1,024	3,639	37,477	12,847	2,934	53,258
Substandard	40,048	111,101	201	19,142	170,492	71,884	8,437	250,813
Doubtful	—	—	—	—	—	179	—	179
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	47,653	136,310	1,225	22,781	207,969	84,910	11,371	304,250
Pass/watch	1,300,320	1,100,060	495,800	92,470	2,988,650	729,202	542,299	4,260,151

Total outstanding loans	$1,347,973	1,236,370	497,025	115,251	3,196,619	814,112	553,670	4,564,401

	At December 31, 2010
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$8,370	20,726	1,024	18,365	48,485	29,616	3,487	81,588
Substandard	41,247	71,842	201	29,157	142,447	56,767	6,215	205,429
Doubtful	—	—	—	—	—	1,468	—	1,468
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	49,617	92,568	1,225	47,522	190,932	87,851	9,702	288,485
Pass/watch	1,336,709	1,087,579	385,964	77,670	2,887,922	667,636	559,895	4,115,453

Total outstanding loans	$1,386,326	1,180,147	387,189	125,192	3,078,854	755,487	569,597	4,403,938

Note 5. Deposits

Deposits at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010
Savings	$883,318	$893,268
Money market	1,292,013	1,186,274
NOW	1,064,871	972,285
Non-interest bearing demand	655,267	547,645
Certificates of deposit	1,178,824	1,278,262

	$5,074,293	$4,877,734

Note 6. Components of Net Periodic Benefit Cost

The Bank sponsors a noncontributory defined benefit pension plan (the “Plan”). Benefits under the Plan were frozen effective April 1, 2003. All participants in the Plan are 100% vested. The Plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial.

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

Net periodic benefit (increase) cost for the three and nine months ended September 30, 2011 and 2010 include the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	—	46	31	$—	—	132	102
Interest cost	313	285	256	228	939	853	765	696
Expected return on plan assets	(561)	(432)	—	—	(1,683)	(1,296)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(3)	(3)
Amortization of the net (gain) loss	180	119	(116)	(207)	540	357	(338)	(594)

Net periodic benefit (increase) cost	$(68)	(28)	185	51	$(204)	(86)	556	201

For the nine months ended September 30, 2011, no contributions to the Plan have been made.

The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2011 were calculated using the actual January 1, 2011 pension valuation and the estimated results of the other post-retirement benefits January 1, 2011 valuations.

Note 7. Impact of Recent Accounting Pronouncements

Effective September 30, 2011, the Company early adopted amended guidance on goodwill impairment assessment. In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that would simplify the assessment process, under which an entity has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying Step 1 of the goodwill impairment assessment. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of the reporting unit is more than its carrying amount, the entity does not need to apply the two-step impairment test. The qualitative assessment is optional and an entity is permitted to go directly to Step 1 without performing the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated statement of condition or results of operations.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In May 2011, the FASB issued guidance which results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations

In April 2011, the FASB issued guidance regarding a creditor’s determination of whether a restructuring is a TDR. The guidance clarifies which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance on July 1, 2011 did not have a material effect on the Company’s consolidated statement of condition or results of operations.

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

Note 8. Fair Value Measurement of Assets and Liabilities

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$1,305,160	$107,644	$1,197,516	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$37,082	—	—	$37,082
Foreclosed assets	6,889	—	—	6,889
Banking premises and equipment held for sale	9,940	—	—	9,940

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale	$1,378,927	$109,843	$1,269,084	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$22,375	—	—	$22,375
Foreclosed assets	2,858	—	—	2,858

The following valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the three and nine months ended September 30, 2011, and year ended December 31, 2010.

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

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the three and nine months ended September 30, 2011, and the year ended December 31, 2010.

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

The Company relocated its administrative offices in April 2011 and is in the process of selling two facilities which formerly housed these operations. These premises and equipment are designated as held for sale and are carried at the current estimated net realizable value based upon recent appraisals and executed purchase and sale agreements.

There were no changes to the valuation techniques for fair value measurement during the three and nine months ended September 30, 2011, as compared to the year ended December 31, 2010.

Note 9. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are presented in the following table (in thousands):

	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$124,016	$124,016	$52,229	$52,229
Securities available for sale	1,305,160	1,305,160	1,378,927	1,378,927
Investment securities held to maturity	351,385	366,310	346,022	351,680
FHLB-NY stock	38,827	38,827	38,283	38,283
Loans, net	4,494,565	4,743,962	4,341,091	4,487,268

Financial liabilities:
Deposits	5,074,293	5,090,055	4,877,734	4,895,937
Borrowed funds	912,567	949,320	969,683	987,374

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

Acquisition

On August 11, 2011, the Company’s wholly owned subsidiary, The Provident Bank, completed its acquisition of Beacon Trust Company, a New Jersey limited purpose trust company, and Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware (collectively “Beacon”). Pursuant to the terms of the Stock Purchase Agreement announced on May 19, 2011, Beacon’s former parent company, Beacon Financial Corporation, may be paid cash consideration in an amount up to $10.5 million, based upon the acquired companies’ financial performance in the three years following the closing of the transaction.

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

Management utilizes a nine point internal risk rating system to assign a risk rating to a loan. Loans deemed to be acceptable quality are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of questionable quality are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. A sample of risk ratings is also reviewed and confirmed through the Loan Review function and periodically by the Credit Committee in the credit renewal or approval process.

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

Although management believes that the Company has established and maintained the allowance for loan losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to historical experience and other factors, including the current economic environment which management believes to be appropriate under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing and commercial real estate markets and the economy generally have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the Company’s financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates.

Effective September 30, 2011, the Company early adopted amended guidance related to the annual goodwill impairment assessment. The new guidance provides the option to qualitatively determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing Step 1 of the goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of the reporting unit is more than its carrying amount, the entity does not need to apply the two-step impairment test. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. The guidance provides certain factors a company should consider in its qualitative assessment in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The factors include:

•	Macroeconomic conditions, such as deterioration in economic condition and limited access to capital.

•	Industry and market considerations, such as increased competition, regulatory developments and decline in market-dependent multiples.

•	Cost factors, such as increased labor costs, cost of materials and other operating costs.

•	Overall financial performance, such as declining cash flows and decline in revenue or earnings.

•	Other relevant entity-specific events, such as changes in management, strategy or customers, litigation and contemplation of bankruptcy.

•	Reporting unit events, such as selling or disposing a portion of a reporting unit and a change in composition of assets.

The Company completed its annual goodwill impairment test as of September 30, 2010. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and no further quantitative analysis (Step 1) is warranted.

The Company may, based upon its qualitative assessment, or at its option, perform the two-step process to evaluate the potential impairment of goodwill

If, based upon Step 1, the fair value of the Reporting Unit exceeds its carrying amount, goodwill of the Reporting Unit is considered not impaired. However, if the carrying amount of the Reporting Unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the Reporting Unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. There is a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. Based upon this evaluation, the Company recognized other-than-temporary securities impairment losses totaling $302,000 for the nine months ended September 30, 2011. For the same period in 2010, the Company recognized other-than-temporary securities impairment losses totaling $170,000.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carryforwards. Based upon current estimates of future taxable income, the Company determined that the state tax benefit on net operating losses will be utilized and the valuation allowance was eliminated at September 30, 2011.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Total assets at September 30, 2011 increased $172.3 million, or 2.5%, to $7.00 billion, compared to $6.82 billion at December 31, 2010. The increase was primarily due to increases in net loans and cash and cash equivalents, partially offset by a decline in securities available for sale. Cash and cash equivalents increased $71.8 million to $124.0 million at September 30, 2011, from $52.2 million at December 31, 2010. These cash balances are expected to be deployed to fund loan originations and investment purchases and repay maturing borrowings.

Total investments decreased $67.9 million, or 3.9%, during the nine months ended September 30, 2011. The decrease was primarily due to principal repayments on mortgage-backed securities and maturities and calls of Agency and municipal securities.

Total loans at September 30, 2011, increased $158.4 million, or 3.6%, to $4.57 billion, from $4.41 billion at December 31, 2010. Loan originations totaled $1.00 billion and loan purchases totaled $69.0 million for the nine months ended September 30, 2011. The loan portfolio had net increases of $109.8 million in multi-family mortgage loans, $58.6 million in commercial loans and $56.2 million in commercial mortgage loans, partially offset by net decreases of $38.4 million in residential mortgage loans, $15.9 million in consumer loans and $9.9 million in construction loans. Commercial real estate, commercial and construction loans represented 58.3% of the loan portfolio at September 30, 2011, compared to 55.6% at December 31, 2010.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at September 30, 2011 was $11.8 million. Of this total, 7 loans totaling $1.6 million were 90 days or more delinquent. General valuation reserves of 10%, or $155,000, were allocated to these loans at September 30, 2011.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $98.4 million and $68.0 million, respectively, at September 30, 2011. The Company’s participations in SNCs included four relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments of $35.7 million and outstanding balances of $35.3 million, respectively, at September 30, 2011. Of these adversely classified SNCs, three loan relationships consisted of commercial construction loans on properties located in New York City and New Jersey, and one was a commercial loan to a Pennsylvania media company. All of the Company’s SNC participations were current as to the payment of principal and interest as of September 30, 2011.

The Company had outstanding junior lien mortgages totaling $286.3 million at September 30, 2011. Of this total, 42 loans totaling $4.5 million were 90 days or more delinquent. General valuation reserves of 10%, or $454,000, were allocated to these loans at September 30, 2011.

The Company had outstanding indirect marine loans totaling $54.8 million at September 30, 2011. Of this total, 5 loans totaling $2.0 million were 90 days or more delinquent. General valuation reserves of 40%, or $800,000 were allocated to these loans at September 30, 2011. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Mortgage loans:
Residential	$40,048	41,247
Commercial	35,967	16,292
Multi-family	—	—
Construction	11,148	9,412

Total mortgage loans	87,163	66,951
Commercial loans	29,732	23,505
Consumer loans	8,438	6,808

Total non-performing loans	125,333	97,264
Foreclosed assets	6,889	2,858

Total non-performing assets	$132,222	100,122

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Mortgage loans:
Residential	$7,605	8,370
Commercial	391	4,286
Multi-family	1,006	—
Construction	—	—

Total mortgage loans	9,002	12,656
Commercial loans	910	562
Consumer loans	2,935	3,488

Total 60-89 day delinquent loans	$12,847	16,706

At September 30, 2011, the allowance for loan losses totaled $73.7 million, or 1.61% of total loans, compared with $68.7 million, or 1.56% of total loans at December 31, 2010. Total non-performing loans were $125.3 million, or 2.74% of total loans at September 30, 2011, compared to $97.3 million, or 2.21% of total loans at December 31, 2010.

The $28.1 million increase in non-performing loans at September 30, 2011, compared with December 31, 2010, was largely due to a $19.9 million increase in non-performing commercial mortgage loans, a $6.3 million increase in non-performing commercial loans, a $1.7 million increase in non-performing construction loans and a $1.6 million increase in non-performing consumer loans, partially offset by a $1.2 million decrease in non-performing residential loans. The increase in non-performing commercial mortgages was primarily due to two loans. The first is a $13.5 million loan secured by a mixed office and industrial building in Monmouth County, New Jersey which experienced the loss of a major tenant. The borrower is working to secure replacement tenants. The second loan was a $3.4 million loan secured by a hotel facility in Salem County, New Jersey. The increase in non-performing commercial loans was primarily attributable to two loans. The first is a $4.2 million loan to a company which provides construction materials hauling and demolition services. This loan is secured by accounts receivable, equipment and business asset. The company is in the process of liquidation with repayment expected through the sale of collateral. The second is a $1.3 million loan to a commercial contracting company for large retail projects. The loan is secured by accounts receivable and business assets.

At September 30, 2011, the Company held $6.9 million of foreclosed assets, compared with $2.9 million at December 31, 2010. Foreclosed assets at September 30, 2011 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $5.3 million of residential properties, $798,000 of commercial real estate and $794,000 of marine vessels at September 30, 2011.

Non-performing assets totaled $132.2 million, or 1.89% of total assets at September 30, 2011, compared to $100.1 million, or 1.47% of total assets at December 31, 2010.

Total deposits increased $196.6 million, or 4.0%, during the nine months ended September 30, 2011 to $5.07 billion. Core deposits, consisting of savings and demand deposit accounts, increased $296.0 million, or 8.2%, to $3.90 billion at September 30, 2011. The majority of the core deposit increase was in commercial checking deposits, retail checking deposits and money market deposits, partially offset by a decline in savings deposits. Time deposits decreased $99.4 million, or 7.8%, to $1.18 billion at September 30, 2011, with the majority of the decrease occurring in the 15-month and shorter maturity categories. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain higher-cost time deposits. Core deposits represented 76.8% of total deposits at September 30, 2011, compared to 73.8% at December 31, 2010.

Borrowed funds were reduced $57.1 million, or 5.9% during the nine months ended September 30, 2011, to $912.6 million, as wholesale funding was replaced with core deposit growth. Borrowed funds represented 13.0% of total assets at September 30, 2011, a reduction from 14.2% at December 31, 2010.

Total stockholders’ equity increased $27.7 million, or 3.0%, to $949.4 million at September 30, 2011. This increase was due to net income of $42.5 million, a net increase of $3.2 million in other comprehensive income and a net increase due to the allocation of shares to stock-based compensation plans of $2.1 million, partially offset by $21.2 million in cash dividends and $2.9 million in common stock repurchases. At September 30, 2011, book value per share and tangible book value per share were $15.81 and $9.79, respectively, compared with $15.38 and $9.47, respectively, at December 31, 2010. Common stock repurchases during the nine months ended September 30, 2011, totaled 242,000 shares at an average cost of $11.89 per share. At September 30, 2011, 1.9 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

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

As of September 30, 2011, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	At September 30, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$261,487	4.00%	$485,644	7.43%
Tier 1 risk-based capital	177,912	4.00	485,644	10.92
Total risk-based capital	355,825	8.00	541,465	12.17

Company:
Regulatory Tier 1 leverage capital	$261,461	4.00%	$571,567	8.74%
Tier 1 risk-based capital	177,900	4.00	571,567	12.85
Total risk-based capital	355,800	8.00	627,384	14.11

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

General. The Company reported net income of $15.6 million, or $0.27 per basic and diluted share for the three months ended September 30, 2011, compared to net income of $13.5 million, or $0.24 per basic and diluted share for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the Company reported net income of $42.5 million, or $0.75 per basic and diluted share, compared to net income of $37.6 million, or $0.66 per basic and diluted share for the same period last year.

The third quarter and year-to-date results for the period ended September 30, 2011 continued to benefit from lower funding costs, with net interest income increasing $1.4 million and $6.1 million, respectively, compared with the same periods in 2010. The provision for loan losses decreased $1.1 million and $3.7 million for the three and nine months ended September 30, 2011, respectively, compared with the same periods in 2010. These improvements were partially offset by increases in non-interest expense of $872,000 and $3.5 million for the three and nine month periods ended September 30, 2011, respectively, compared with the same periods in 2010.

Net Interest Income. Total net interest income increased $1.4 million, or 2.7%, to $54.5 million for the quarter ended September 30, 2011, from $53.0 million for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, total net interest income increased $6.1 million, or 3.9%, to $162.1 million, from $155.9 million for the same period in 2010. Interest income for the third quarter of 2011 decreased $2.7 million to $69.2 million, from $71.9 million for the same period in 2010. For the nine months ended September 30, 2011, interest income decreased $7.9 million to $208.5 million, from $216.3 million for the nine months ended September 30, 2010. Interest expense decreased $4.2 million, or 22.1%, to $14.7 million for the quarter ended September 30, 2011, from $18.9 million for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, interest expense decreased $14.0 million, or 23.2%, to $46.4 million, from $60.4 million for the nine months ended September 30, 2010. The improvement in net interest income for the three and nine months ended September 30, 2011, versus the comparable 2010 periods, was primarily attributable to favorable re-pricing of interest-bearing liabilities and the continued shift in the funding mix from time deposits and wholesale borrowings to lower-costing core deposits. Unfavorable re-pricing of earning assets was partially offset by growth in loans and securities.

The net interest margin for the quarter ended September 30, 2011 was 3.50%, a decrease of 3 basis points from 3.53% for the quarter ended June 30, 2011, and unchanged from the same period last year. Reductions in funding costs attributable to continued growth in lower-costing core and non-interest bearing deposits, favorable liability re-pricing and deployment of excess liquidity largely offset the impact of reductions in earning asset yields. The weighted average yield on interest-earning assets was 4.45% for the three months ended September 30, 2011, compared with 4.56% for the trailing quarter, and 4.74% for the three months ended September 30, 2010. The weighted average cost of interest-bearing liabilities was 1.10% for the quarter ended September 30, 2011, compared with 1.19% for the trailing quarter and 1.42% for the third quarter of 2010. The average cost of interest-bearing deposits for the three months ended September 30, 2011 was 0.81%, compared with 0.89% for the trailing quarter and 1.05% for the same period last year. Average non-interest-bearing deposits totaled $605.8 million for the three months ended September 30, 2011, compared with $580.5 million for the trailing quarter and $529.6 million for the same period last year. The average cost of borrowings for the three months ended September 30, 2011 was 2.50%, compared with 2.65% for the trailing quarter, and 3.15% for the same period last year.

For the nine months ended September 30, 2011, the net interest margin increased 6 basis points to 3.51%, compared with 3.45% for the nine months ended September 30, 2010. The weighted average yield on interest-earning assets declined 25 basis points to 4.53% for the nine months ended September 30, 2011, compared with 4.78% for the nine months ended September 30, 2010, however the weighted average cost of interest-bearing liabilities declined 34 basis points to 1.18% for the nine months ended September 30, 2011, compared with 1.52% for the same period in 2010. The average cost of interest-bearing deposits for the nine months ended September 30, 2011 was 0.87%, compared with 1.15% for the same period last year. Average non-interest-bearing deposits totaled $580.8 million for the nine months ended September 30, 2011, compared with $518.9 million for the same period last year. The average cost of borrowings for the nine months ended September 30, 2011 was 2.62%, compared with 3.26% for the same period last year.

Interest income on commercial loans increased $553,000 to $11.0 million, or 5.3% for the three months ended September 30, 2011, from $10.5 million for the three months ended September 30, 2010. Income on loans secured by real estate decreased $960,000 to $39.5 million, or 2.4% for the three months ended September 30, 2011, from $40.4 million for the three months ended September 30, 2010. Consumer loan interest income decreased $649,000, or 9.2%, to $6.4 million for the three months ended September 30, 2011, from $7.1 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, the average balance of net loans increased $162.1 million to $4.41 billion, from $4.25 billion for the same period in 2010. The average loan yield for the three months ended September 30, 2011, decreased 32 basis points to 5.10%, from 5.42% for the same period in 2010.

Interest income on commercial loans increased $903,000, or 2.9%, to $31.9 million for the nine months ended September 30, 2011, from $31.0 million for the nine months ended September 30, 2010. Consumer loan interest income decreased $2.0 million, or 9.5%, to $19.4 million for the nine months ended September 30, 2011, from $21.5 million for the nine months ended September 30, 2010. Income on loans secured by real estate decreased $935,000, to $119.4 million for the nine months ended September 30, 2011, from $120.4 million for the nine months ended September 30, 2010. The average loan yield for the nine months ended September 30, 2011, decreased 24 basis points to 5.17%, from 5.41% for the same period in 2010. For the nine months ended September 30, 2011, the average balance of net loans increased $121.3 million, or 2.8%, to $4.39 billion, from $4.27 billion for the same period in 2010.

Interest income on investment securities held to maturity decreased $121,000, or 3.8%, to $3.0 million for the quarter ended September 30, 2011, from $3.2 million for the quarter ended September 30, 2010. Average investment securities held to maturity increased $15.9 million, or 4.8%, to $348.8 million for the quarter ended September 30, 2011, from $332.9 million for the same period last year. For the nine months ended September 30, 2011, interest income on investment securities held to maturity decreased $464,000, or 4.8%, to $9.2 million, from $9.6 million for the same period in 2010. Average investment securities held to maturity increased $11.3 million, or 3.4%, to $344.7 million for the nine months ended September 30, 2011, from $333.4 million for the same period last year.

Interest income on securities available for sale and FHLB-NY stock decreased $1.5 million, or 14.1%, to $9.2 million for the quarter ended September 30, 2011, from $10.7 million for the quarter ended September 30, 2010. The average balance of securities available for sale increased $9.1 million, or 0.7%, to $1.31 billion for the three months ended September 30, 2011, from $1.30 billion for the same period in 2010. For the nine months ended September 30, 2011, interest income on securities available for sale and FHLB-NY stock decreased $5.2 million, or 15.4%, to $28.5 million, from $33.6 million for the nine months ended September 30, 2010. The average balance of securities available for sale increased $13.2 million, or 1.0%, to $1.30 billion for the nine months ended September 30, 2011, from $1.29 billion for the same period in 2010.

The average yield on all securities decreased to 2.81% for the three months ended September 30, 2011, compared with 3.11% for the same period in 2010. For the nine months ended September 30, 2011, the average yield on all securities was 2.91%, compared with 3.27% for the same period in 2010.

Interest paid on deposit accounts decreased $2.6 million, or 22.4%, to $9.0 million for the quarter ended September 30, 2011, from $11.6 million for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, interest paid on deposit accounts declined $8.9 million, or 23.8%, to $28.4 million, from $37.3 million for the nine months ended September 30, 2010. The average cost of interest-bearing deposits decreased to 0.81% and 0.87% for the three and nine months ended September 30, 2011, respectively, from 1.05% and 1.15% for the three and nine months ended September 30, 2010, respectively. The average balance of interest-bearing core deposit accounts increased $192.7 million, or 6.4%, to $3.18 billion for the quarter ended September 30, 2011, from $2.99 billion for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, average interest-bearing core deposits increased $174.9 million, or 5.9%, to $3.12 billion, from $2.95 billion for the same period in 2010. Average time deposit account balances decreased $164.7 million, or 12.1%, to $1.20 billion for the quarter ended September 30, 2011, from $1.36 billion for the same period in 2010. For the nine months ended September 30, 2011, average time deposits decreased $172.1 million, or 12.2%, to $1.23 billion, from $1.41 billion for the same period in 2010.

Interest paid on borrowed funds decreased $1.6 million, or 21.6%, to $5.7 million for the quarter ended September 30, 2011, from $7.3 million for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, interest paid on borrowed funds decreased $5.1 million, or 22.1%, to $17.9 million, from $23.0 million for the nine months ended September 30, 2010. The average cost of borrowings decreased to 2.50% and 2.62% for the three and nine months ended September 30, 2011, respectively, from 3.15% and 3.26% for the three and nine months ended September 30, 2010, respectively. Average borrowings decreased $10.0 million, or 1.1%, to $907.1 million for the quarter ended September 30, 2011, from $917.1 million for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, average borrowings decreased $26.6 million, or 2.8%, to $916.8 million, from $943.4 million for the nine months ended September 30, 2010.

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

The Company recorded provisions for loan losses of $7.5 million and $22.9 million for the three and nine months ended September 30, 2011, respectively. This compared with provisions for loan losses of $8.6 million and $26.6 million recorded for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2011, the Company had net charge-offs of $6.1 million and $18.0 million, respectively, compared with net charge-offs of $1.3 million and $18.6 million, respectively, for the same periods in 2010. At September 30, 2011, the Company’s allowance for loan losses was 1.61% of total loans, compared with 1.56% of total loans at December 31, 2010 and 1.58% of total loans at September 30, 2010.

Non-Interest Income. Non-interest income totaled $8.7 million for the quarter ended September 30, 2011, an increase of $847,000 compared to the same period in 2010. Fee income for the quarter ended September 30, 2011 totaled $6.6 million, an increase of $614,000 compared to the same period in 2010, primarily due to increased revenue from annuity sales, and an increase in wealth management fees attributable to the August 11, 2011 acquisition of Beacon.

Additionally, net gains on securities transactions for the quarter ended September 30, 2011 totaled $658,000, an increase of $642,000 compared to the same period in 2010. These increases were offset by a decrease in other income of $395,000 for the three month period ended September 30, 2011, compared to the same period last year, as lower loan sales activity resulted in a reduction in realized gains on sale.

For the nine months ended September 30, 2011, non-interest income totaled $23.9 million, an increase of $80,000, or 0.3%, compared to the same period in 2010. Other income increased $460,000 for the nine months ended September 30, 2011, compared with the same period in 2010, primarily as a result of an increase in gains resulting from a larger number of loan sales. In addition, fee income totaled $18.1 million for the nine months ended September 30, 2011, an increase of $415,000 compared with the same period in 2010, largely due to increased revenue from annuity sales, along with an increase in wealth management fees related to the Beacon acquisition. Partially offsetting these increases, income related to Bank-owned life insurance decreased $516,000 for the nine month period ended September 30, 2011, compared to the same period last year, due to the receipt of policy claim proceeds in the second quarter of 2010. Additionally, net gains on securities transactions declined $147,000 for the nine months ended September 30, 2011, compared with the same period in 2010. These net gains on securities transactions totaled $686,000 for the nine months ended September 30, 2011, compared with net gains of $833,000 for the same period in 2010. The Company recognized net other-than-temporary impairment charges of $302,000 and $170,000 during the nine months ended September 30, 2011 and September 30, 2010, respectively, related to an investment in a non-Agency mortgage-backed security.

Non-Interest Expense. For the three months ended September 30, 2011, non-interest expense increased $872,000, or 2.6%, to $35.0 million, compared to $34.1 million for the three months ended September 30, 2010. Compensation and benefits expense increased $1.5 million for the three months ended September 30, 2011, compared with the same period in 2010, as a result of higher salary expense due to annual merit increases and personnel added as a result of the Beacon acquisition, increased employee health and medical costs, and increased stock-based compensation expense resulting from shares granted in connection with the Company’s incentive compensation and employee stock ownership plans. Net occupancy expense increased $402,000, to $5.3 million for the three months ended September 30, 2011, compared to $4.9 million for the same period in 2010, primarily due to expenses associated with the Company’s consolidation of three facilities into its new administrative offices in April of this year. Pending the sale of two of those facilities, certain carrying costs, including taxes and utilities, will continue to be incurred. Approximately $125,000 in damages attributable to Hurricane Irene were also included in occupancy expense for the third quarter of 2011. In addition, data processing expense increased $207,000 for the three months ended September 30, 2011, compared to same period in 2010. Partially offsetting these increases, FDIC insurance expense decreased $514,000, to $1.3 million for the three months ended September 30, 2011, compared with $1.8 million for the same period in 2010, due to the change in assessment methodology from deposit-based to asset-based. Other operating expenses also decreased $337,000 for the quarter ended September 30, 2011, compared with the same period last year and advertising and promotions expense declined $214,000. Amortization of intangibles decreased $134,000 for the three months ended September 30, 2011, compared with the same period in 2010, as a result of scheduled reductions in core deposit intangible amortization.

Non-interest expense for the nine months ended September 30, 2011 was $106.2 million. Non-interest expense increased $3.5 million, or 3.4%, from $102.8 million for the nine months ended September 30, 2010. Compensation and benefits expense increased $3.9 million, to $56.5 million for the nine months ended September 30, 2011 compared to $52.6 million for the nine month period ended September 30, 2010, due to higher salary expense related to annual merit increases and personnel added as a result of the Beacon acquisition, increased employee health and medical costs, and increased stock-based compensation expense resulting from shares granted in connection with the Company’s incentive compensation and employee stock ownership plans and the higher average share price of the Company’s common stock in 2011 compared with 2010. In addition, net occupancy expense increased $869,000, to $15.8 million, compared to $14.9 million for the same period in 2010, due to expenses associated with the relocation of the Company’s administrative offices and carrying costs on previously occupied facilities owned by the Company, which are pending sale. Approximately $125,000 in damages attributable to Hurricane Irene were also included in occupancy expense for the nine months ended September 30, 2011. The Company also recognized an $807,000 impairment charge in the first quarter of 2011, related to the anticipated sale and relocation of its former loan center. Data processing expense totaled $7.0 million for the nine months ended September 30, 2011, compared to $6.7 million for the same period in 2010. The $295,000 increase is primarily due to higher software maintenance and core processing fees. Partially offsetting these increases, FDIC insurance expense decreased $1.2 million to $4.5 million for the nine months ended September 30, 2011, compared with $5.7 million for the same period in 2010. The decrease was primarily due to a lower assessment rate charged on deposits in the first quarter of 2011 and a change in assessment methodology from a deposit-based to an asset-based assessment, effective in the second quarter of 2011. Additionally, amortization of intangibles decreased $652,000 for the nine months ended September 30, 2011, compared with the same period of 2010, as a result of scheduled reductions in core deposit intangible amortization. Advertising and promotions expense decreased $318,000 for the nine months ended September 30, 2011, compared with the same period last year and other operating expenses decreased $241,000 for the nine months ended September 30, 2011, compared with the same period last year.

Income Tax Expense. For the three months ended September 30, 2011, the Company’s income tax expense was $5.1 million, compared with $4.7 million for the same period in 2010. For the nine months ended September 30, 2011, the Company’s income tax expense was $14.3 million, compared with $12.8 million for the same period in 2010. The increase in income tax expense was primarily attributable to higher pre-tax income. The Company’s effective tax rates were 24.6% and 25.2%, respectively, for the three and nine months ended September 30, 2011, compared with 25.9% and 25.4% for the three and nine months ended September 30, 2010, respectively. The effective tax rates for the 2011 periods were favorably affected by the reduction of a valuation allowance against subsidiary company New Jersey state net operating losses, partially offset by an increase in the projected effective rate attributable to an increase in estimated taxable income for the full year of 2011.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. The Company’s ability to retain maturing certificate of deposit accounts is a result of competitive pricing within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB-NY during periods of pricing dislocation.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2011 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	206,213	(5,845)	(2.8)
Static	212,058	—	—
+100	212,468	410	0.2
+200	208,989	(3,069)	(1.4)
+300	206,284	(5,774)	(2.7)

The preceding table indicates that, as of September 30, 2011, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.7%, or $5.8 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 2.8%, or $5.8 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2011 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,292,992	(11,071)	(0.9)	17.4	(1.1)
Flat	1,304,063	—	—	17.6	—
+100	1,292,400	(11,663)	(0.9)	17.6	(0.2)
+200	1,245,075	(58,988)	(4.5)	17.1	(2.7)
+300	1,171,296	(132,767)	(10.2)	16.4	(7.1)

The preceding table indicates that as of September 30, 2011, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 10.2%, or $132.8 million. If rates were to decrease 100 basis points, the model forecasts a 0.9%, or $11.1 million decrease in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

July 1, 2011 Through July 31, 2011	—	—	—	2,100,080

August 1, 2011 Through August 31, 2011	36,700	$11.44	36,700	2,063,380

September 1, 2011 Through September 30, 2011	184,105	$11.66	184,105	1,879,275

Total	220,805	$11.62	220,805

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	[REMOVED and RESERVED]

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. [1]

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc. [5]

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. [1]

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. [9]

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. [10]

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. [2]

10.4	Employee Stock Ownership Plan[1] and Amendment No. 1 to the Employee Stock Ownership Plan. [2]

10.5	Supplemental Executive Retirement Plan of The Provident Bank. [7]

10.6	Amended and Restated Supplemental Executive Savings Plan. [7]

10.7	Retirement Plan for the Board of Managers of The Provident Bank. [7]

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. [7]

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. [7]

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. [3]

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. [11]

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. [4]

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. [4]

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. [6]

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. [8]

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. [9]

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. [9]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.*

*	Furnished, not filed.
[1]	Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-98241).
[2]	Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[3]	Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (File No. 001-31566).
[4]	Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003 (File No. 001-31566).
[5]	Filed as an exhibit to the Company’s December 31, 2007 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (File No. 001-31566).
[6]	Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008 (File No. 001-31566).
[7]	Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 (File No. 001-31566).
[8]	Filed as an exhibit to the Company’s June 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (File No. 001-31566).
[9]	Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (File No. 001-31566).
[10]	Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 (File No. 001-31566).
[11]	Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010 (File No. 001-31566).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2011	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2011	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2011	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer