Form 10-K/A
PROVIDENT FINANCIAL SERVICES INC
filed 2011-12-27
CIK 1178970

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 1-31566

Provident Financial Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1547151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

239 Washington Street, Jersey City, New Jersey	07302
(Address of Principal Executive Offices)	Zip Code

(732) 590-9200
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of Class)	Name of exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of December 23, 2011, there were 83,209,293 issued and 60,388,308 shares of the Registrant’s Common Stock outstanding, including 422,723 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2010, as quoted by the NYSE, was approximately $676.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

Explanatory Note

This Form 10-K/A (the "Amendment") is being filed by Provident Financial Services, Inc. (the "Company") to amend its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 1, 2011 (the "Original Report") to enhance certain information and to include additional information. In particular, this Amendment:

(i) amends references to "disclosure controls and procedures,” as described in Item 9A, to remove the reference on page 112 to Rule 13a-14(c) of the Securities Exchange Act of 1934 and to include the appropriate reference to Exchange Act Rules 13a-15(e) and 15d-15(e);

(ii) revises Item 11—Executive Compensation to disclose additional information about the Company's performance metrics for awards granted under our long-term equity incentive plan by amending the third paragraph of the caption “Long-Term Equity Incentives” on page 23 of our proxy statement dated March 11, 2011 and including an additional paragraph as the new fourth paragraph of the caption “Long-Term Equity Incentives;”

(iii) amends Item 15 - Exhibits to include a written description of our 2010 Annual Incentive Plan as an additional exhibit, which is entitled “Written Description of Provident Financial Services, Inc.’s 2010 Annual Incentive Plan” and included as Exhibit 10.18; and

(iv) amends Item 15 - Exhibits to include a written description of our 2011 Cash Incentive Compensation Plan as an additional exhibit, which is entitled “Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Compensation Plan” and included as Exhibit 10.19.

In connection with this Amendment, the Company is including as exhibits updated certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Solely for this reason, the Company also has restated Part IV of the Original Report in Part IV of this Amendment. Except as set forth above, this Amendment does not alter or restate any of the information set forth in the Original Report and does not reflect the occurrence of any events following the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our Original Report and our other reports filed with the Securities and Exchange Commission after the filing of the Original Report, including any amendments to those filings.

Part II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christopher Martin, the Company’s Chairman, President and Chief Executive Officer, and Thomas M. Lyons, the Company’s Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
Part III

Item 11. Executive Compensation

The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders held on April 28, 2011 and is incorporated herein by reference.

Our proxy statement dated March 11, 2011, incorporated by reference herein, is amended to include the following revision to the third paragraph of the caption “Long-Term Equity Incentives” on page 23. The revised language reads:

The Compensation Committee determined that for equity grants made in 2010 under the Long-Term Equity Plan to all named executive officers other than the Chief Executive Officer, 75% of equity grants would be subject to performance-vesting, and 25% would be time-vesting over three years; and for the Chief Executive Officer, 100% of equity grants would be subject to performance-vesting. Such performance-vesting would be measured at the end of a three-year period based upon metrics approved by the Compensation Committee at the time of the equity grant. Currently the performance metrics include projections of compounded annual growth in earnings per share over a three-year period and a comparison of total stockholder return to the peer group over a three-year period. For the performance-vesting grants made in 2010 which vest in 2012, the two performance metrics at target (weighted 50% each) are compounded annual growth of eight percent in earnings per share from the base year of 2009 (or $0.55 per share) and achievement of total shareholder return versus peers greater than fifty percent of the peers. For the performance-vesting grants made in 2011 which vest in 2013, the two performance metrics at target (weighted 50% each) are compounded annual growth of eight percent in earnings per share from the base year of 2010 (or $0.90 per share) and achievement of total shareholder return versus peers greater than fifty percent of the peers. The performance-based grants vest at the end of three years if the pre-established performance level is met. These performance metrics are designed to encourage conduct that drives long-term strategic decisions suited to maximizing stockholder value.

2010-2012 Performance Matrix

Earnings Per Share Growth

2009 Actual	$.55	$.55	$.55	$.55
	Threshold	Target	Target +	Maximum
Compounded Annual Growth Rate	6.00%	8.00%	12.00%	16.00%
Cumulative 3 yr. EPS Required	$1.86	$1.93	$2.08	$2.24

Total Shareholder Return versus Peer Group

Threshold	Target	Target +	Maximum
>40% of peers	>50% of peers	>67.5 of peers	>85% of peers

2011-2013 Performance Matrix

Earnings Per Share Growth

2010 Actual*	$.90	$.90	$.90	$.90
	Threshold	Target	Target +	Maximum
Compounded Annual Growth Rate	6.00%	8.00%	12.00%	16.00%
Cumulative 3 yr. EPS Required	$3.04	$3.16	$3.40	$3.66
*Excludes certain impairment charges

Total Shareholder Return versus Peer Group

Threshold	Target	Target +	Maximum
>40% of peers	>50% of peers	>67.5 of peers	>85% of peers

In addition, our proxy statement dated March 11, 2011, incorporated by reference herein, is amended to include the following paragraph as the new fourth paragraph of the caption “Long-Term Equity Incentives” on page 23.  The existing fourth paragraph in the above-referenced caption will be the fifth paragraph thereunder.

The Compensation Committee has determined that the performance metrics for awards granted under our long-term equity incentive plan are appropriately set such that participants in the plan will attain (i) the threshold level of performance if our minimum expected improvements in the performance targets are achieved, which the Committee believed was reasonably likely to be attained; (ii) the target level of performance if our projected business plan expectations are achieved, which the Committee believed had approximately an even likelihood of either being attained or not being attained; (iii) the target plus level of performance if our projected business plan expectations are exceeded, which the Committee believed would be difficult to achieve; and (iv) the maximum level of performance, which sets a cap on how much incentive compensation will be paid in the event that the ‘target plus’ level is exceeded, which the Committee believed was unlikely to be achieved.

Part IV

Item 15. Exhibits and Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

    (a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1           Certificate of Incorporation of Provident Financial Services, Inc.1

3.2           Second Amended and Restated Bylaws of Provident Financial Services, Inc. 5

4.1           Form of Common Stock Certificate of Provident Financial Services, Inc. 1

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. 9

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. 10

10.3	Amended and Restated Employees Savings Incentive Plan, as amended.2

10.4	Employee Stock Ownership Plan and Amendment No. 1 to the Employee Stock Ownership Plan.2

10.5	Supplemental Executive Retirement Plan of the Provident Bank.7

10.6	Amended and Restated Supplemental Executive Savings Plan. 7

10.7	Retirement Plan for the Board of Managers of The Provident Bank. 7

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. 7

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. 7

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.3

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. 11

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.4

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.4

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.6

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009. 8

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. 9

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. 9

10.18	Written Description of Provident Financial Services, Inc.’s 2010 Annual Incentive Plan.

10.19	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Compensation Plan.

21	Subsidiaries of the Registrant.*

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

* Previously filed.
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

PROVIDENT FINANCIAL SERVICES, INC.

Date: December 27, 2011	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Christopher Martin Christopher Martin	Chairman, President and Chief Executive Officer	December 27, 2011

/s/ Thomas M. Lyons Thomas M. Lyons	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 27, 2011

/s/ Frank S. Muzio Frank S. Muzio	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 27, 2011

/s/ Thomas W. Berry Thomas W. Berry	Director	December 27, 2011

/s/ Laura L. Brooks Laura L. Brooks	Director	December 27, 2011

/s/ Geoffrey M. Connor Geoffrey M. Connor	Director	December 27, 2011

/s/ Frank L. Fekete Frank L. Fekete	Director	December 27, 2011

/s/ Terence Gallagher Terence Gallagher	Director	December 27, 2011

/s/ Thomas B. Hogan Jr. Thomas B. Hogan Jr.	Director	December 27, 2011

/s/ Carlos Hernandez Carlos Hernandez	Director	December 27, 2011

/s/ Katharine Laud Katharine Laud	Director	December 27, 2011

/s/ Edward O’Donnell Edward O’Donnell	Director	December 27, 2011

/s/ Jeffries Shein Jeffries Shein	Director	December 27, 2011

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc.1

3.2	Second Amended and Restated Bylaws of Provident Financial Services, Inc.5

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc.1

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009.9

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers.10

10.3	Amended and Restated Employee Savings Incentive Plan, as amended.2

10.4	Employee Stock Ownership Plan1 and Amendment No. 1 to the Employee Stock Ownership Plan.2

10.5	Supplemental Executive Retirement Plan of The Provident Bank.7

10.6	Amended and Restated Supplemental Executive Savings Plan.7

10.7	Retirement Plan for the Board of Managers of The Provident Bank.7

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan.7

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan.7

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended.3

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan.11

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan.4

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan.4

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan.6

10.15	Voluntary Separation Agreement and General Release by and between The Provident Bank and Linda A. Niro dated as of July 8, 2009.8

10.16	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009.9

10.17	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009.9

10.18	Written Description of Provident Financial Services, Inc.’s 2010 Annual Incentive Plan.

10.19	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Compensation Plan.

21	Subsidiaries of the Registrant.*

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*Previously filed.
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