Form 10-K
period 2011-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2012-02-29
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 1, 2012, there were 83,209,285 issued and 60,390,918 shares of the Registrant’s Common Stock outstanding, including 421,403 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2011, as quoted by the NYSE, was approximately $764.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

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

At December 31, 2011, the Company had total assets of $7.10 billion, net loans of $4.58 billion, total deposits of $5.16 billion, and total stockholders’ equity of $952.5 million. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.

Capital Management. The Company paid cash dividends totaling $26.8 million and repurchased 347,753 shares of its common stock at a cost of $4.1 million in 2011. The Company has limited common stock repurchase activity since 2009 to preserve capital in response to the difficult economic environment. The Company and the Bank were “well capitalized” at December 31, 2011 under current regulatory standards.

Available Information. The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All filed SEC reports and interim filings can also be obtained from the Bank’s website, www.providentnj.com, on the “Investor Relations” page, without charge from the Company.

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

Asset Quality. As of December 31, 2011, non-performing assets were $135.4 million or 1.91% of total assets, compared to $100.1 million or 1.47% of total assets at December 31, 2010. While the Bank’s non-performing asset levels have been adversely impacted by the troubled real estate market and the challenging economic environment, the Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $4.03 billion at December 31, 2011, representing 78.1% of total deposits, compared with $3.60 billion, or 73.8% of total deposits at December 31, 2010. The Bank also focuses on increasing the number of households and businesses served and the number of bank products per customer.

Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment products and wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $32.5 million for the year ended December 31, 2011, compared with $31.6 million for the year ended December 31, 2010, and fee income was $25.4 million for the year ended December 31, 2011, compared with $23.7 million for the year ended December 31, 2010.

Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2011, 45.2% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2011, the Bank’s securities portfolio totaled $1.76 billion and had an expected average life of 3.00 years.

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2011, the Bank operated a network of 82 full-service banking offices throughout eleven counties in northern and central New Jersey, comprised of 14 offices in Hudson County, 3 in Bergen, 7 in Essex,

1 in Mercer, 25 in Middlesex, 10 in Monmouth, 10 in Morris, 4 in Ocean, 1 in Passaic, 4 in Somerset and 3 in Union Counties. The Bank also maintains its administrative offices in Iselin, New Jersey and satellite Loan Production offices in Convent Station and Princeton, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s eleven-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, and retail. According to the U.S. Census Bureau’s most recent population data for 2011, the Bank’s eleven-county market area has a population of 6.6 million, which was 74.6% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey remained elevated at 9.1% at December 31, 2011, unchanged from December 31, 2010.

Within its eleven-county market area, the Bank had an approximate 6.29% share of bank deposits as of June 30, 2011, the latest date for which statistics are available, and an approximate 1.96% deposit share of the New Jersey market statewide.

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

LENDING ACTIVITIES

The Bank originates commercial real estate loans, commercial business loans, fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate and other consumer loans, for borrowers generally located within its primary market area.

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

The Bank historically provided construction loans for both single family and condominium projects intended for sale and commercial projects that will be retained as investments by the borrower. During 2010 and 2011, the Bank significantly reduced for sale construction loan originations due to adverse market conditions. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

The Bank originates consumer loans that are secured, in most cases, by a borrower’s assets. Home equity loans and home equity lines of credit that are secured by a first or second mortgage lien on the borrower’s residence comprise the largest category of the Bank’s consumer loan portfolio. The Bank’s consumer loan portfolio also includes marine loans made on an indirect basis that are secured by a first lien on recreational boats. The marine loans were generated via boat dealers located on the East Coast of the United States. The Bank discontinued indirect marine lending in 2010. Marine loans are currently made on a direct, limited accommodation basis to existing customers.

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,308,635	28.58%	$1,386,326	31.93%	$1,491,358	34.49%	$1,793,123	40.03%	$1,705,747	40.08%
Commercial mortgage loans	1,253,542	27.37	1,180,147	27.19	1,089,937	25.21	923,044	20.60	847,907	19.93
Multi-family mortgage loans	564,147	12.32	387,189	8.92	227,663	5.27	189,462	4.23	67,546	1.59
Construction loans	114,817	2.51	125,192	2.88	195,889	4.53	233,727	5.22	309,569	7.27

Total mortgage loans	3,241,141	70.78	3,078,854	70.92	3,004,847	69.50	3,139,356	70.08	2,930,769	68.87

Commercial loans	849,009	18.54	755,487	17.40	785,818	18.18	753,173	16.81	712,062	16.73
Consumer loans	560,970	12.25	569,597	13.12	586,459	13.56	624,282	13.94	644,134	15.14

Total gross loans	4,651,120	101.57	4,403,938	101.45	4,377,124	101.24	4,516,811	100.84	4,286,965	100.74

Premiums on purchased loans	5,823	0.13	6,771	0.16	8,012	0.19	10,980	0.24	9,793	0.23
Unearned discounts	(100)	(0.00)	(104)	(0.00)	(266)	(0.01)	(492)	(0.01)	(661)	(0.02)
Net deferred costs (fees)	(3,334)	(0.07)	(792)	(0.02)	(676)	(0.02)	(551)	0.01	194	0.00

Total loans	4,653,509	101.62	4,409,813	101.58	4,384,194	101.40	4,526,748	101.06	4,296,291	100.96
Allowance for loan losses	(74,351)	(1.63)	(68,722)	(1.58)	(60,744)	(1.40)	(47,712)	(1.07)	(40,782)	(0.95)

Total loans, net	$4,579,158	100.00%	$4,341,091	100.00%	$4,323,450	100.00%	$4,479,036	100.00%	$4,255,509	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2011, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$2,941	$6,931	$14,178	$178,256	$339,942	$766,387	$1,308,635
Commercial mortgage loans	91,089	197,122	181,348	648,656	134,700	627	1,253,542
Multi-family mortgage loans	25,146	50,473	98,973	322,994	66,247	314	564,147
Construction loans	45,894	67,173	—	1,750	—	—	114,817

Total mortgage loans	165,070	321,699	294,499	1,151,656	540,889	767,328	3,241,141
Commercial loans	177,842	91,300	123,957	363,416	65,288	27,206	849,009
Consumer loans	72,947	7,472	20,159	91,926	241,386	127,080	560,970

Total loans	$415,859	$420,471	$438,615	$1,606,998	$847,563	$921,614	$4,651,120

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2011, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2012.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$832,683	$473,011	$1,305,694
Commercial mortgage loans	718,953	443,500	1,162,453
Multi-family mortgage loans	337,852	201,149	539,001
Construction loans	24,925	43,998	68,923

Total mortgage loans	1,914,413	1,161,658	3,076,071
Commercial loans	288,802	382,365	671,167
Consumer loans	345,320	142,703	488,023

Total loans	$2,548,535	$1,686,726	$4,235,261

Residential Mortgage Lending. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives, the Internet and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2011, $1.31 billion or 28.6% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 63.9% were fixed-rate and 36.1% were adjustable-rate loans.

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

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated on a limited basis “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at December 31, 2011 was $11.3 million.

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

Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2011, $12.9 million, or 8.8% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2011 were long-term, fixed-rate mortgages.

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

For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $105.7 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $13.7 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including office buildings, multi-family apartment buildings and retail and industrial properties. Commercial real estate loans were 27.4% of the loan portfolio at December 31, 2011. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

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

The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner-occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank attempts to understand and mitigate the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is deemed appropriate, the Bank employs environmental experts to inspect the property and ascertain any potential environmental risks.

The Bank requires a full independent appraisal for commercial real estate. The appraiser must be selected from the Bank’s approved list. The Bank also employs an independent review appraiser to ensure that the appraisal meets the Bank’s standards. The underwriting guidelines generally provide that the loan-to-value ratio shall not exceed 75% of the appraised value and the debt service coverage should be at least 1.20 times. In addition, financial statements are required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $2.5 million be completed at least every 18 months, or more frequently when warranted.

The Bank’s largest commercial mortgage loan as of December 31, 2011 was a $27.6 million loan secured by a first mortgage lien on a mixed-use project located in Jersey City, New Jersey, which consists of retail and residential space, along with a 950 space parking garage. The loan has a risk rating of “4”, (loans rated 1-4 are deemed to be “acceptable quality” —see discussion of the Bank’s 9-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2011.

Multi-family Lending. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio shall not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years.

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

The Bank also employs other means to mitigate the risk of the construction lending process. For single family/condominium financing, the Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit. On commercial construction projects that the developer maintains for rental, the Bank typically holds back funds for tenant improvements until a lease is executed.

The Bank’s largest construction loan as of December 31, 2011 was a $24.9 million loan secured by a first lien on a new to be built 90,000 square foot student center for a well established college located in Jersey City, New Jersey. The loan had an outstanding balance of $24.9 million at December 31, 2011, as the loan proceeds were fully advanced at closing and placed into an escrow account for disbursement as work is completed. The project is approximately 5% complete. The loan has a risk rating of “4”, (loans rated 1-4 are deemed to be “acceptable quality” —see discussion of the Bank’s 9-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2011. Outstanding construction loans decreased $10.4 million at December 31, 2011, from $125.2 million at December 31, 2010, as the Bank de-emphasized construction lending due to economic conditions.

Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 18.5% of the loan portfolio at December 31, 2011. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate, however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.

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

Commercial loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $38.0 million line of credit to a general contracting company specializing in bridge and highway construction with a risk rating of 3. The line is used primarily for bid bonding and working capital purposes. The Bank sold a participation interest of $10.0 million in the line of credit to another financial institution, which reduced the Bank’s exposure to $28.0 million. As of December 31, 2011, the line of credit had an outstanding balance of $4.0 million.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 12.3% of the loan portfolio at December 31, 2011. Home equity loans and home equity lines of credit constituted 89.6% of the consumer loan portfolio as of December 31, 2011. Indirect marine loans comprised 9.2% of the consumer loan portfolio. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans, which represented 1.2% of the consumer loan portfolio. The Bank no longer purchases indirect auto or indirect marine loans and limits its marine lending to direct loans on a limited accommodation basis to existing customers.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2011 were $463.8 million and $198.2 million, respectively, representing utilization of 42.7%.

The Bank previously purchased marine loans from established dealers and brokers located on the East Coast of the United States, which were underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $500,000. All marine loans are collateralized by a first lien on the vessel. Originations of marine loans have declined significantly as the Bank discontinued indirect marine lending in 2010. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Originations:
Residential mortgage	$146,742	$152,002	$207,578
Commercial mortgage	240,930	197,718	142,178
Multi-family mortgage	150,625	134,052	50,555
Construction	119,245	51,066	93,000
Commercial	664,199	490,004	512,634
Consumer	184,955	111,407	134,361

Subtotal of loans originated	1,506,696	1,136,249	1,140,306
Loans purchased	79,521	90,430	55,145

Total loans originated	1,586,217	1,226,679	1,195,451

Loans sold or securitized	21,394	18,139	183,509

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Repayments:
Residential mortgage	285,848	327,379	378,461
Commercial mortgage	159,742	110,117	65,175
Multi-family mortgage	21,065	11,556	5,361
Construction	86,447	71,158	96,507
Commercial	555,534	508,269	422,644
Consumer	187,040	123,782	164,364

Total repayments	1,295,676	1,152,261	1,132,512

Total reductions	1,317,070	1,170,400	1,316,021

Other items, net(1)	(25,451)	(30,660)	(21,984)

Net increase (decrease)	$243,696	$25,619	$(142,554)

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

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

The largest individual lending authority is $5.0 million, which is only available to the Chief Executive Officer and the Chief Lending Officer. Loans in excess of $5.0 million, or which when combined with existing credits of the borrower or related borrowers exceed $5.0 million, are presented to the management Credit Committee for approval. The Credit Committee currently consists of six senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer and the Chief Credit Officer, and requires a majority vote for credit approval.

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

Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2011, the regulatory lending limit was $80.1 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $55.0 million for loans with a risk rating of 2 or better, $50.0 million for loans with a risk rating of 3 and $45.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.

At December 31, 2011, the Bank’s largest group exposure with an individual borrower and its related entities was $71.0 million, consisting of three commercial mortgage loans secured by first liens on three institutional quality multi-family apartment projects with a total of 370 units located in Northern New Jersey. All of these loans have a credit risk rating of 3. The borrower, headquartered in New Jersey, is one of the largest privately held real estate owners and developers in the United States. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the Management Credit Committee and reported to the Risk Committee of the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2011, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.

As of December 31, 2011, the Bank had $1.3 billion in loans outstanding to its 50 largest borrowers and their related entities.

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

Real estate and other assets acquired through foreclosure or in connection with a loan workout are held as foreclosed assets. The Bank carries other real estate owned and other foreclosed assets at the lower of their cost or their fair value less estimated selling costs. The Bank attempts to sell the property at foreclosure sale or as soon as practical after the foreclosure sale through a proactive marketing effort.

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

Loans deemed uncollectible are proposed for charge-off on a monthly basis. Any charge-off recommendation of $250,000 or greater is submitted to Executive Management for approval.

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for modified loans previously discussed. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2011, there were 65 impaired loans totaling $103.2 million. Included in this total were 38 TDRs to 36 borrowers totaling $38.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2011.

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

The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2011, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Loans are classified in accordance with the risk rating system described above. At December 31, 2011, $232.3 million of loans were classified as “substandard,” which consisted of $91.0 million in commercial and multi-family mortgage loans, $73.8 million in commercial loans, $40.4 million in residential loans, $18.6 million in construction loans and $8.5 million in consumer loans. At that same date, loans classified as “doubtful” totaled $0.1 million, consisting solely of commercial loans. There were no loans classified as “loss” at December 31, 2011. As of December 31, 2011, $75.1 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2011				At December 31, 2010				At December 31, 2009
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	35	$7,936	184	$40,386	29	$8,370	167	$41,247	22	$6,093	112	$28,622
Commercial mortgage loans	2	1,155	9	11,928	1	4,286	9	14,478	1	778	8	14,877
Multi-family mortgage loans	—	—	1	997	—	—	1	200	1	1,051	—	—
Construction loans	—	—	—	—	—	—	—	—	—	—	—	—

Total mortgage loans	37	9,091	194	53,311	30	12,656	177	55,925	24	7,922	120	43,499
Commercial loans	11	526	40	15,059	8	562	63	12,437	12	3,934	61	6,675
Consumer loans	29	1,908	78	8,533	33	3,487	83	6,215	37	2,766	86	6,765

Total loans	77	$11,525	312	$76,903	71	$16,705	323	$74,577	73	$14,622	267	$56,939

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. There were ten troubled debt restructured loans which totaled $24.3 million and classified as non-accrual at December 31, 2011; no troubled debt restructurings were non-accrual at any of the prior year periods. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$40,386	$41,247	$28,622	$14,503	$4,228
Commercial mortgage loans	29,522	16,091	23,356	24,830	21,918
Multi-family mortgage loans	997	201	—	—	742
Construction loans	11,018	9,412	13,186	9,403	375
Commercial loans	32,093	23,505	12,548	4,456	5,083
Consumer loans	8,533	6,808	6,765	5,926	2,298

Total non-accruing loans	122,549	97,264	84,477	59,118	34,644

Accruing loans delinquent 90 days or more	—	—	—	—	—

Total non-performing loans	122,549	97,264	84,477	59,118	34,644
Foreclosed assets	12,802	2,858	6,384	3,439	1,041

Total non-performing assets	$135,351	$100,122	$90,861	$62,557	$35,685

Total non-performing assets as a percentage of total assets	1.91%	1.47%	1.33%	0.96%	0.56%

Total non-performing loans to total loans	2.63%	2.21%	1.93%	1.31%	0.81%

Non-performing commercial mortgage loans increased $13.4 million, to $29.5 million at December 31, 2011, from $16.1 million at December 31, 2010. At December 31, 2011, the Company held 13 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $13.4 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which has been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal Government. The loan has been restructured and payments are current at December 31, 2011. The borrower continues to make efforts to lease the property. There is no contractual commitment to advance additional funds to this borrower.

Non-performing commercial loans increased $8.6 million, to $32.1 million at December 31, 2011, from $23.5 million at December 31, 2010. Non-performing commercial loans at December 31, 2011 consisted of 19 loans. The largest non-performing commercial loan relationship consisted of four loans to a power systems manufacturer with total outstanding balances of $9.1 million at December 31, 2011. All contractual payments on these loans, based upon modified terms, were current at December 31, 2011.

Non-performing construction loans increased $1.6 million, to $11.0 million at December 31, 2011, from $9.4 million at December 31, 2010. At December 31, 2011, non-performing construction loans consisted of two loans to the same borrower secured by a first mortgage on a 77,000 square foot newly constructed Class A office building, a 7,000 square foot fully leased retail building and a parcel of land with approvals for an 110,000 square foot office building located in Parsippany, New Jersey. The office building is completed, except for tenant improvements, but not leased due to weakness in the market. The property is being marketed and the principals are supporting the project. The loan was current as to the payment of principal and interest at December 31, 2011. The Company has an unfunded commitment of $3.6 million on this loan at December 31, 2011.

Non-performing multi-family loans at December 31, 2011, consisted of one loan for $997,000, compared to a $201,000 non-performing multi-family loan at December 31, 2010.

In addition, non-performing consumer loans increased $1.7 million, to $8.5 million at December 31, 2011. The Company attributes the increase in non-performing consumer loans to continued elevated levels of unemployment, decreased property values and increased personal debt levels.

At December 31, 2011, the Company held $12.8 million of foreclosed assets, compared with $2.9 million at December 31, 2010. Foreclosed assets at December 31, 2011 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $6.6 million of commercial real estate, $5.5 million of residential properties, and $0.7 million of marine vessels at December 31, 2011.

Non-performing assets totaled $135.4 million, or 1.91% of total assets at December 31, 2011, compared to $100.1 million, or 1.47% of total assets at December 31, 2010. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.5 million during the year ended December 31, 2011.

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

The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2011, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the marine portfolio were increased to reflect an increase in historical loss experience. During the fourth quarter of 2011, a change in methodology was made to the GVA allocation process whereby residential mortgage loans greater than or equal to 120 days past due were segregated from the rest of the residential mortgage loan population and assigned a GVA percentage based upon a review of actual losses recorded at foreclosure. This change was undertaken in recognition of the fact that residential mortgages are charged down to estimated fair value when they are four payments past due. Valuations are subsequently obtained on an annual basis and ultimately at foreclosure, with additional charge-offs recorded if required.

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

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$68,722	$60,744	$47,712	$40,782	$32,434

Charge offs:
Residential mortgage loans	5,229	1,996	2,712	20	24
Commercial mortgage loans	3,408	10,452	619	3,529	—
Multi-family mortgage loans	—	—	—	—	—
Construction loans	123	1,384	1,089	88	—
Commercial loans	8,634	11,196	7,576	1,967	1,044
Consumer loans	7,659	4,439	7,624	4,821	2,127

Total	25,053	29,467	19,620	10,425	3,195

Recoveries:
Residential mortgage loans	197	359	19	2	138
Commercial mortgage loans	15	30	6	480	13
Multi-family mortgage loans	—	—	—	—	—
Construction loans	4	47	—	88	—
Commercial loans	1,018	727	1,367	372	622
Consumer loans	548	782	1,010	1,313	1,415

Total	1,782	1,945	2,402	2,255	2,188

Net charge-offs	23,271	27,522	17,218	8,170	1,007
Provision for loan losses	28,900	35,500	30,250	15,100	6,530
Allowance of acquired institution	—	—	—	—	2,825

Balance at end of period	$74,351	$68,722	$60,744	$47,712	$40,782

Ratio of net charge-offs to average loans outstanding during the period	0.52%	0.64%	0.39%	0.19%	0.02%

Allowance for loan losses to total loans	1.60%	1.56%	1.39%	1.05%	0.95%

Allowance for loan losses to non-performing loans	60.67%	70.66%	71.91%	80.71%	117.72%

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$5,873	28.14%	$6,628	31.48%	$5,324	34.07%	$4,142	39.70%	$2,882	39.79%
Commercial mortgage loans	22,308	26.95	20,441	26.80	23,578	24.90	14,938	20.44	8,977	19.78
Multi-family mortgage loans	6,933	12.13	4,065	8.79	2,309	5.20	973	4.19	735	1.58
Construction loans	4,329	2.47	7,282	2.84	4,134	4.48	5,264	5.17	7,947	7.22
Commercial loans	25,381	18.25	22,210	17.15	16,572	17.95	12,697	16.68	10,841	16.61
Consumer loans	5,515	12.06	5,616	12.94	5,964	13.40	6,854	13.82	6,764	15.02
Unallocated	4,012	—	2,480	—	2,863	—	2,844	—	2,636	—

Total	$74,351	100.00%	$68,722	100.00%	$60,744	100.00%	$47,712	100.00%	$40,782	100.00%

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

The Investment Policy does not currently permit the purchase of any securities that are below investment grade.

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

Management conducts a periodic review and evaluation of the securities portfolio to determine if any securities with a market value below book value were other-than-temporarily impaired. If such an impairment were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and the Company would recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The market for non-investment grade, privately issued mortgage-backed securities remains illiquid and prices have not appreciated despite favorable movements in interest rates. The Company evaluates if it has the intent to sell these securities and if it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class possessing different risk characteristics. In contrast to pass-through mortgage-backed securities from which cash flow is received (and prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity. In declining interest rate environments, the Bank attempts to purchase CMOs with principal lock-out periods, reducing prepayment risk in the investment portfolio. During rising interest rate periods, the Bank’s strategy is to purchase CMOs that are receiving principal payments that can be reinvested at higher current yields. Investments in CMOs involve a risk that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Additionally, the fair value of such securities may be adversely affected by changes in the market interest rates. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

At December 31, 2011, the Bank held $64.2 million in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$22,321	$23,180	$39,493	$41,170	$64,197	$65,553
FHLB obligations	500	504	250	250	—	—
FHLMC obligations	499	503	750	744	—	—
FNMA obligations	2,648	2,676	1,749	1,729	500	496
FFCB obligations	—	—	—	—	500	496
State and municipal obligations	314,108	330,902	294,527	298,239	260,455	268,286
Corporate obligations	8,242	8,531	9,253	9,548	9,422	9,554

Total held-to-maturity	$348,318	$366,296	$346,022	$351,680	$335,074	$344,385

Available for Sale:
State and municipal obligations	11,066	11,614	11,188	11,629	12,199	12,701
Mortgage-backed securities	1,221,988	1,251,003	1,223,869	1,247,526	1,076,467	1,084,680
FHLMC obligations	24,077	24,155	20,080	20,077	10,045	10,286
FHLB obligations	43,546	43,669	85,188	85,770	213,906	215,565
FNMA obligations	33,506	33,725
FFCB obligations	4,001	4,009	4,003	3,996	—	—
Corporate obligations	7,517	7,636	9,543	9,929	9,567	9,931
Equity securities	307	308	—	—	—	—

Total available for sale	$1,346,008	$1,376,119	$1,353,871	$1,378,927	$1,322,184	$1,333,163

Average expected life of securities(1)	3.00 years		3.42 years		3.14 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2011:
FNMA	$531,243	$544,892
FHLMC	617,252	632,177

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2011. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2011
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$—	—%	$12,807	4.33%	$9,514	4.92%	$22,321	4.58%
Agency obligations	—	—	2,247	1.66	1,400	2.29	0,000	—	3,647	1.90
Corporate obligations	1,471	4.69	6,771	4.15	—	—	0,000	—	8,242	4.25
State and municipal obligations	51,213	2.11	76,622	3.52	84,824	3.82	101,449	3.50	314,108	3.36

Total held to maturity	$52,684	2.18%	$85,640	3.52%	$99,031	3.86%	$110,963	3.62%	$348,318	3.45%

Available for sale:
State and municipal obligations	$1,037	3.84%	$7,473	3.57%	$3,104	3.94%	$—	—%	$11,614	3.69%
Mortgage-backed securities	—	—	8,392	4.22	190,574	3.49	1,052,037	2.93	1,251,003	3.02
Agency obligations	44,174	0.75	61,384	0.75	—	—	—	—	105,558	0.75
Corporate obligations	7,636	4.37	—	—	—	—	—	—	7,636	4.37

Total available for sale(2)	$52,847	1.33%	$77,249	1.40%	$193,678	3.50%	$1,052,037	2.93%	$1,375,811	2.86%

(1)	Yields are not tax equivalent.
(2)	Totals excludes $308,000 of available for sale equity securities

SOURCES OF FUNDS

General. Primary sources of funds consist of principal and interest cash flows received from loans and mortgage-backed securities, contractual maturities on investments, deposits, Federal Home Loan Bank of New York (“FHLB”) advances and proceeds from sales of loans and investments. These sources of funds are used for lending, investing and general corporate purposes, including acquisitions and common stock repurchases.

Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers IRA and KEOGH accounts. Business customers are offered several checking account and savings plans, cash management services, remote deposit capture services, payroll origination services, escrow account management and business credit cards. The Bank focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic conditions, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding the Bank’s branch locations. To attract and retain deposits, the Bank offers competitive rates, quality customer service and a wide variety of products and services that meet customers’ needs, including online banking. The Bank has no brokered deposits.

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 78.1% of total deposits at December 31, 2011 and 73.8% of total deposits at December 31, 2010. As of December 31, 2011 and December 31, 2010, time deposits maturing in less than one year amounted to $755 million and $820 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2011.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(In thousands)
Certificates of deposit of $100,000 or more	$95,672	$72,138	$65,141	$150,223	$383,174
Certificates of deposit less than $100,000	187,262	182,835	152,093	223,362	745,552

Total certificates of deposit	$282,934	$254,973	$217,234	$373,585	$1,128,726

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2011						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2011	2010	2009
	(In thousands)
Rate:
0.00 to 0.99%	$572,817	$32,550	$3,630	$2	$22	$—	$609,021	$569,143	$349,356
1.00 to 2.00%	120,407	43,005	13,740	2,250	25,146	773	205,321	342,161	452,361
2.01 to 3.00%	31,850	12,657	32,485	76,158	15,204	—	168,354	173,921	246,822
3.01 to 4.00%	2,074	22,414	46,930	20	—	3	71,441	88,028	292,729
4.01 to 5.00%	18,577	42,173	3,238	276	421	121	64,806	78,959	137,892
5.01 to 6.00%	9,176	275	24	—	7	24	9,506	24,997	25,374
6.01 to 7.00%	188	—	—	—	—	—	188	946	2,971
Over 7.01%	52	—	37	—	—	—	89	107	105

Total	$755,141	$153,074	$100,084	$78,706	$40,800	$921	$1,128,726	$1,278,262	$1,507,610

Borrowed Funds. At December 31, 2011, the Bank had $920.2 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.

As a member of the FHLB, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and securities sold under agreements to repurchase for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$585,234	$578,168	$532,066
FHLB line of credit	64,000	53,000	75,000
Securities sold under agreements to repurchase	366,460	454,451	618,034

Average Balance:
FHLB advances	560,420	546,910	529,303
FHLB line of credit	9,918	512	11,444
Securities sold under agreements to repurchase	338,839	391,889	515,976

Weighted Average Interest Rate:
FHLB advances	2.81%	3.66%	3.98%
FHLB line of credit	0.47	0.42	0.55
Securities sold under agreements to repurchase	2.18	2.52	3.08

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Federal Funds Purchased	$10,000	$—	$—
FHLB advances	518,347	570,072	519,947
FHLB line of credit	30,000	53,000	—
Securities sold under repurchase agreements	361,833	346,611	479,286

Total borrowed funds	$920,180	$969,683	$999,233

Weighted average interest rate of Federal Funds Purchased	0.50%	—%	—%
Weighted average interest rate of FHLB advances	2.51%	3.17%	3.93%
Weighted average interest rate of FHLB line of credit	0.35%	0.44%	—%
Weighted average interest rate of securities sold under agreements to repurchase	1.99%	2.35%	2.87%

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

As part of the Company’s plan to increase its wealth management business, on August 11, 2011, the Company’s wholly owned subsidiary, The Provident Bank, completed its acquisition of Beacon Trust Company, a New Jersey limited purpose trust company, and Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware (collectively “Beacon”). Beacon’s expertise in trust and wealth management services strategically positions the Company to increase market share and enhance the Company’s non-interest earnings growth.

SUBSIDIARY ACTIVITIES

PFS Insurance Services, Inc., formerly Provident Investment Services, Inc., is a wholly owned subsidiary of the Bank, and a New Jersey licensed insurance producer that sells insurance and investment products, including annuities to customers through a third-party networking arrangement.

Dudley Investment Corporation is a wholly owned subsidiary of the Bank which operates as a New Jersey Investment Company. Dudley Investment Corporation owns all of the outstanding common stock of Gregory Investment Corporation.

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

TPB Realty, LLC, is a wholly owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2011, TPB Realty, LLC had total assets of $2.9 million.

Bergen Avenue Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2011, Bergen Avenue Realty, LLC had total assets of $508,000.

Beacon Trust Company, a New Jersey limited purpose trust company, is a wholly owned subsidiary of the Bank acquired on August 11, 2011.

Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware, is a wholly owned subsidiary of the Bank acquired on August 11, 2011.

PERSONNEL

As of December 31, 2011, the Company had 848 full-time and 115 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.

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

The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter, and by the FDIC as the deposit insurer. The Bank files reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in applicable laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act will impact the Company and the Bank. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to principal regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their principal regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including those with less than $10 billion in assets.

The material laws and regulations applicable to the Company and the Bank are summarized below and elsewhere in the Form 10-K.

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

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon the approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and the related regulations. See “Federal Banking Regulation—Activity Restrictions on State-Chartered Bank” below.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of a bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2011:

	As of December 31, 2011
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$496,139	7.42%	4.00%
Tier 1 risk-based capital	496,139	10.88	4.00
Total risk-based capital	553,378	12.13	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2011, the Bank was considered “well capitalized” under FDIC guidelines.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2011, dividends paid by the FHLB to the Bank totaled $1.8 million.

Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank were insured generally up to a maximum of $100,000 for each separately insured depositor, and up to a maximum of $250,000 for self-directed retirement accounts. In October 2008, however, the FDIC temporarily increased the standard maximum amount of deposit insurance available on all deposit accounts to $250,000. That limit was made permanent by the Dodd-Frank Act. Additionally, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”) were fully insured regardless of the dollar amount until June 30, 2010. The Dodd-Frank Act extended unlimited coverage for certain non-interest bearing transaction accounts until December 31, 2012.

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

On February 7, 2011, the FDIC issued a final rule that establishes a target size for the Deposit Insurance Fund (“DIF”) at 2 percent of insured deposits as mandated by the Dodd-Frank Act. The rule also implements a lower assessment rate schedule when the DIF reaches 1.15 percent of total insured deposits. The rule also changes the assessment base from a bank’s adjusted domestic deposits to its average consolidated total assets minus average tangible equity, as addressed below.

As of April 1, 2011, as required by the Dodd-Frank Act, the FDIC revised its assessment system to base it on an institution’s average total assets less tangible equity instead of deposits. The FDIC also revised the assessment range so that it is now 2.5 basis points to 45 basis points of total assets less tangible capital (inclusive of potential risk adjustments).

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. The Bank received an “Outstanding” Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of August 2011.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. This law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

The Dodd-Frank Act broadened the assessment base for federal deposit insurance from the amount of insured deposits to the average consolidated assets less average tangible capital of a depository institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance to $250,000 per depositor, and provided unlimited deposit insurance through January 1, 2013 for non-interest bearing demand transaction activities at all insured depository institutions.

A provision of the Dodd-Frank Act that became effective on July 1, 2011, repealed the federal prohibitions on paying interest on demand deposits, thus permitting depository institutions to pay interest on business transaction and other accounts. Depending on competitive responses, this significant change to existing law could increase interest expense at depository institutions like the Bank. The legislation also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Securities and Exchange Commission has been authorized to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $11.5 million and up to $71.0 million, and 10% against that portion of total transaction accounts in excess of up to $71.0 million. The first $11.5 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.

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

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis structured similarily to those of the FDIC for the Bank. As of December 31, 2011, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2011:

	As of December 31, 2011
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$583,770	8.74%	4.00%
Tier 1 risk-based capital	583,770	12.80	4.00
Total risk-based capital	641,008	14.05	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2011, the Company was “well capitalized” under Federal Reserve Board guidelines. The Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate from Tier 1 capital the inclusion of certain instruments such as trust preferred securities, that are currently includable by bank holding companies. Instruments issued prior to May 19, 2010 are grandfathered for bank holding companies of under $15 billion in consolidated assets. The Company has no trust preferred securities in its Tier 1 capital.

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Federal Reserve Board policies generally provide that bank holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention in the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividends or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

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

Retained earnings at December 31, 2011 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2011, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

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

Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, the Company had no net operating loss carryforwards for federal income tax purposes.

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

New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the Director of the New Jersey Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return of the entire operations of the affiliated group or controlled group, including its own operations and income.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

Item 1A.	Risk Factors.

In the course of conducting our business, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations, as well as other significant risk factors which are particularly relevant during the current period of economic and market disruption. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock.

Continued and Sustained Deterioration in the Housing Sector and Related Markets and Prolonged Elevated Unemployment Levels May Adversely Affect Our Business and Financial Results

During 2011, general economic conditions did not materially improve. While we did not invest in sub-prime mortgages and related investments, our lending business and investments in mortgage-backed securities are tied, in large part, to the housing market. Declines in home prices, increases in foreclosures, the protracted foreclosure process in New Jersey and unemployment have adversely impacted the credit performance of real estate related loans, resulting in the reductions in collateral and net asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and has contributed to elevated delinquencies on residential and commercial mortgage loans. These conditions may potentially cause a reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations, and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Our Commercial Real Estate, Multi-Family, and Commercial Loans Expose Us to Increased Lending Risks

Our strategy continues to be to increase our commercial mortgage loans, commercial loans and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2011, the average loan size for a construction loan was $3.8 million, for a commercial mortgage loan was $2.0 million, and for a commercial loan was $479,000, compared to an average loan size of $204,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey, including an unemployment rate of 9.1% at December 31, 2011, have a significant impact on our construction loans, commercial mortgage loans, commercial loans, and residential mortgage loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A continuing significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, further declines in real estate values and the continued slump in real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.

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

Changes in Interest Rates, a Prolonged Low Interest Rate Environment, or a Flattening Yield Curve Could Adversely Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Changes in interest rates, a prolonged low interest rate environment, or a flattening yield curve could have an adverse affect on net interest income to the extent our interest-earning assets and interest-bearing liabilities reprice or mature at different times or at different relative interest rates. A prolonged low interest rate environment could result in asset yields contracting at a rate in excess of reductions in funding costs as a result of implied funding rate floors. A flattening yield curve could result in a reduction in the spread between earning asset yields and funding costs, adversely impacting net interest income. An increase in interest rates generally could result in a decrease in our average interest rate spread and net interest income, which would have a negative effect on our profitability. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 4.2% or $9.1 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2011, our available for sale securities portfolio totaled $1.38 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

We are also subject to prepayment and reinvestment risk related to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Decreases in interest rates can result in the prepayment or refinancing of loans and loans underlying mortgage related securities, resulting in accelerated cash flows subject to reinvestment at reduced market interest rates and increased premium amortization. Increases in interest rates can result in reduced prepayments of loans and mortgage related securities, as borrowers retain existing loans to maintain reduced borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that such prepayments are not available to reinvest at prevailing market rates at a profitable spread in excess of our funding costs.

We Hold Certain Intangible Assets That Could Be Classified As Impaired in the Future. If These Assets Are Considered to Be Either Partially or Fully Impaired in The Future, Our Earnings Could Decline

We record all assets and liabilities acquired by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2011, goodwill totaling $353.3 million was not amortized but remains subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.

The Company early adopted amended guidance related to the annual goodwill impairment assessment. The new guidance provides the option to qualitatively determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before proceeding with a two step quantitative impairment analysis. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required perform Step 1 of the quantitative impairment analysis and then, if needed, Step 2 to determine whether goodwill is impaired. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied value.

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

It is possible that our future impairment testing could result in an impairment of the value of goodwill or other identified intangible assets, or both. If we determine impairment exists at a given point in time, our earnings and the book value of the related intangible asset(s) will be reduced by the amount of the impairment. In any event, the results of impairment testing on goodwill and other identified intangible assets have no impact on our tangible book value or regulatory capital levels.

Continued or Further Declines in the Value of Certain Investment Securities Could Require an Other-Than-Temporary Impairment Charge, Which Would Reduce Our Earnings

Our securities portfolio includes securities that have declined in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. These securities include private label mortgage-backed securities. A prolonged decline in the value of these securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

Recent Legislative and Regulatory Initiatives May Significantly Affect Our Financial Condition and Results of Operations

The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our Federal Deposit Insurance Corporation insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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

The Dodd-Frank Act, Among Other Things, Created a New Consumer Financial Protection Bureau, Tightened Capital Standards and Resulted in New Laws and Regulations That Are Expected to Increase Our Costs of Operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly changing the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for some time. However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks such as ours with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

Effective July 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now based on the average consolidated assets less tangible capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

Property

At December 31, 2011, the Bank conducted business through 82 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $66.3 million at December 31, 2011.

In the first quarter of 2011, the Company’s executive offices were relocated to a leased facility which also houses the Bank’s Main Office at 239 Washington Street, Jersey City, New Jersey. This was necessitated by the relocation of the Bank’s administrative offices from 830 Bergen Avenue, Jersey City, New Jersey to a leased facility at 100 Wood Avenue South, Iselin, New Jersey, which was completed during the second quarter 2011. The Bank’s 830 Bergen Avenue administrative office building and its former loan administration center building at 1000 Woodbridge Center Drive, Woodbridge, New Jersey were sold in the fourth quarter of 2011.

Item 3.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “PFS.” Trading in the Company’s common stock commenced on January 16, 2003.

As of December 31, 2011, there were 83,209,285 shares of the Company’s common stock issued and 59,968,195 shares outstanding and 5,715 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as, the cash dividends paid per common share during the periods indicated.

	2011			2010
	High	Low	Dividend	High	Low	Dividend
First Quarter	$15.47	$13.90	$0.11	$11.98	$10.17	$0.11
Second Quarter	14.85	13.02	0.12	13.85	11.48	0.11
Third Quarter	15.12	10.75	0.12	13.18	11.27	0.11
Fourth Quarter	14.21	10.12	0.12	15.57	12.08	0.11

On January 26, 2012, the Board of Directors declared a quarterly cash dividend of $0.12 per common share, which was paid on February 29, 2012, to common stockholders of record as of the close of business on February 15, 2012. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2006 through December 31, 2011, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York, American and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2006.

PROVIDENT FINANCIAL SERVICES, INC.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Provident Financial Services, Inc.	100.00	81.59	89.24	64.80	95.48	87.52
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Thrift	100.00	59.99	38.18	35.60	37.20	31.30

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2011 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2011 Through October 31, 2011	—	—	—	1,879,275
November 1, 2011 Through November 30, 2011	105,945	$11.93	105,945	1,773,330
December 1, 2011 Through December 31, 2011	—	—	—	1,773,330
Total	105,945	$11.93	105,945

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$7,097,403	$6,824,528	$6,836,172	$6,548,748	$6,359,391
Loans, net(1)	4,579,158	4,341,091	4,323,450	4,479,036	4,255,509
Investment securities held to maturity	348,318	346,022	335,074	347,484	358,491
Securities available for sale	1,376,119	1,378,927	1,333,163	820,329	769,615
Deposits	5,156,597	4,877,734	4,899,177	4,226,336	4,224,820
Borrowed funds	920,180	969,683	999,233	1,247,681	1,075,104
Stockholders’ equity	952,477	921,687	884,555	1,018,590	1,000,794

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operations Data:
Interest income	$275,719	$286,534	$292,559	$304,320	$302,577
Interest expense	59,729	77,569	111,542	132,251	147,699

Net interest income	215,990	208,965	181,017	172,069	154,878
Provision for loan losses	28,900	35,500	30,250	15,100	6,530

Net interest income after provision for loan losses	187,090	173,465	150,767	156,969	148,348
Non-interest income	32,542	31,552	31,452	30,211	35,537
Non-interest expense(2)	142,446	138,748	297,036	130,601	133,013

Income (loss) before income tax expense(2)	77,186	66,269	(114,817)	56,579	50,872
Income tax expense	19,842	16,564	7,007	14,937	13,492

Net income (loss)(2)	$57,344	$49,705	$(121,824)	$41,642	$37,380

Earnings (loss) per share:
Basic earnings (loss) per share(2)	$1.01	$0.88	$(2.16)	$0.74	$0.63
Diluted earnings (loss) per share(2)	$1.01	$0.88	$(2.16)	$0.74	$0.63

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets(5)	0.83%	0.73%	(1.83%)	0.65%	0.62%
Return on average equity(5)	6.09%	5.46%	(13.33%)	4.12	3.63
Average net interest rate spread	3.33	3.27	2.82	2.78	2.52
Net interest margin(2)	3.49	3.45	3.06	3.11	2.96
Average interest-earning assets to average interest-bearing liabilities	1.16	1.14	1.13	1.13	1.16
Non-interest income to average total assets	0.47	0.47	0.47	0.47	0.59
Non-interest expenses to average total assets(5)	2.07	2.05	4.45	2.04	2.19
Efficiency ratio(3)(5)	57.31	57.69	139.80	64.56	69.85

Asset Quality Ratios:
Non-performing loans to total loans	2.63%	2.21%	1.93%	1.31%	0.81%
Non-performing assets to total assets	1.91	1.47	1.33	0.96	0.56
Allowance for loan losses to non-performing loans	60.67	70.66	71.91	80.71	117.72
Allowance for loan losses to total loans	1.60	1.56	1.39	1.05	0.95

Capital Ratios:
Leverage capital(4)	8.74%	8.57%	7.99%	8.48%	8.29%
Total risk based capital(4)	12.80	13.00	12.17	13.28	12.92
Average equity to average assets	14.05	14.26	13.42	15.82	16.95

Other Data:
Number of full-service offices	82	81	82	83	85
Full time equivalent employees	906	899	931	954	942

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.
(5)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

Efficiency Ratio Calculation:	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
Net interest income	$215,990	$208,965	$181,017	$172,069	$154,878
Non-interest income	32,542	31,552	31,452	30,211	35,537

Total income	$248,532	$240,517	$212,469	$202,280	$190,415

Non-interest expense(1)	$142,446	$138,748	$297,036	$130,601	$133,013

Expense/income(1)	57.31%	57.69%	139.80%	64.56%	69.85%

(1)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 82 full-service branches throughout northern and central New Jersey.

Strategy

Established in 1839, the Bank is the oldest New Jersey-chartered bank in the state. The Bank offers a full range of retail and commercial loan and deposit products, and emphasizes personal service and convenience.

The Bank’s strategy is to grow profitably through a commitment to credit quality and expanding market share by acquiring, retaining and expanding customer relationships, while carefully managing interest rate risk.

In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2011, commercial loans accounted for 59.8% of the loan portfolio and retail loans accounted for 40.2%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2011, core deposits were 78.1% of total deposits.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as, the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2011, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the marine portfolio were increased to reflect an increase in historical loss experience. During the fourth quarter of 2011, a change in methodology was made to the GVA allocation process whereby residential mortgage loans greater than or equal to 120 days past due were segregated from the rest of the residential mortgage loan population and assigned a GVA percentage based upon a review of actual losses recorded at foreclosure. This change was undertaken in recognition of the fact that residential mortgages are charged down to estimated fair value when they are four payments past due. Valuations are subsequently obtained on an annual basis and ultimately at foreclosure, with additional charge-offs recorded if require.

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

The Company completed its annual goodwill impairment test as of September 30, 2011. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and no further quantitative analysis (Step 1) is warranted.

The Company may, based upon its qualitative assessment, or at its option, perform the two-step process to evaluate the potential impairment of goodwill. If, based upon Step 1, the fair value of the Reporting Unit exceeds its carrying amount, goodwill of the Reporting Unit is considered not impaired. However, if the carrying amount of the Reporting Unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the Reporting Unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company recognized other-than-temporary securities impairment losses in earnings totaling $302,000, $170,000 and $2.0 million in 2011, 2010 and 2009, respectively.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carryforwards. In 2011, management released the valuation allowance associated with the state net operating losses, approximately $840,000, due to expectation of current and future taxable income.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2011, 2010 and 2009. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Deposits	$47,727	$119	0.25%	$98,940	$247	0.25%	$121,557	$304	0.25%
Federal funds sold and short-term investments	1,457	—	0.01	1,951	—	0.01	25,790	37	0.14
Investment securities(1)	345,528	12,160	3.52	335,080	12,778	3.81	339,154	13,419	3.96
Securities available for sale	1,302,233	34,393	2.64	1,311,859	41,322	3.15	1,089,032	43,338	3.98
Federal Home Loan Bank Stock	38,259	1,764	4.61	34,979	1,821	5.21	35,918	1,848	5.15
Net loans(2)	4,423,125	227,283	5.11	4,274,549	230,366	5.39	4,303,808	233,613	5.43

Total interest-earning assets	6,158,329	275,719	4.46	6,057,358	286,534	4.73	5,915,259	292,559	4.95

Non-interest earning assets	734,778			726,114			757,161

Total assets	$6,893,107			$6,783,472			$6,672,420

Interest-bearing liabilities:
Savings deposits	$899,020	2,971	0.33%	$886,963	4,061	0.46%	$874,281	6,284	0.72%
Demand deposits	2,272,780	15,168	0.67	2,096,259	18,369	0.88	1,672,379	22,710	1.36
Time deposits	1,213,292	18,413	1.52	1,377,185	25,275	1.84	1,629,467	45,561	2.80
Borrowed funds	909,531	23,177	2.55	939,311	29,864	3.18	1,056,723	36,987	3.50

Total interest-bearing liabilities	5,294,623	59,729	1.13	5,299,718	77,569	1.46	5,232,850	111,542	2.13

Non-interest bearing liabilities	657,056			573,238			525,352

Total liabilities	5,951,679			5,872,956			5,758,202
Stockholders’ equity	941,428			910,516			914,218

Total liabilities and equity	$6,893,107			$6,783,472			$6,672,420

Net interest income		$215,990			$208,965			$181,017

Net interest rate spread			3.33%			3.27%			2.82%

Net interest earning assets	$863,706			$757,640			$682,409

Net interest margin(3)			3.49%			3.45%			3.06%

Ratio of interest-earning assets to total interest-bearing liabilities	1.16x			1.14x			1.13x

(1)	Average outstanding balance amounts are at amortized cost.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(128)	$—	$(128)	$(94)	$—	$(94)
Investment securities	389	(1,007)	(618)	(157)	(484)	(641)
Securities available for sale	(301)	(6,628)	(6,929)	7,955	(9,972)	(2,017)
Federal Home Loan Bank Stock	162	(219)	(57)	(47)	21	(26)
Loans	8,382	(11,465)	(3,083)	(1,543)	(1,704)	(3,247)

Total interest-earning assets	8,504	(19,319)	(10,815)	6,114	(12,139)	(6,025)

Interest-bearing liabilities:
Savings deposits	55	(1,144)	(1,090)	90	(2,313)	(2,223)
Demand deposits	1,450	(4,651)	(3,201)	4,926	(9,267)	(4,341)
Time deposits	(2,796)	(4,066)	(6,862)	(6,289)	(13,997)	(20,286)
Borrowed funds	(921)	(5,766)	(6,687)	(3,904)	(3,219)	(7,123)

Total interest-bearing liabilities	(2,212)	(15,628)	(17,840)	(5,177)	(28,796)	(33,973)

Net interest income	$10,716	$(3,691)	$7,025	$11,291	$16,657	$27,948

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets increased $272.9 million, or 4.0%, to $7.10 billion at December 31, 2011, from $6.82 billion at December 31, 2010, primarily due to an increase in net loans outstanding.

Cash and cash equivalents increased $17.4 million to $69.6 million at December 31, 2011, from $52.2 million at December 31, 2010. The Company expects to deploy these cash balances to fund loan originations and investment purchases and repay maturing borrowings.

Total loans increased $238.1 million, or 5.5%, to $4.58 billion at December 31, 2011, from $4.41 billion at December 31, 2010. For the year ended December 31, 2011, loan originations totaling $1.51 billion and loan purchases of $79.5 million were partially offset by repayments of $1.30 billion and loan sales of $12.9 million. Multi-family loans increased $177.0 million to $564.1 million at December 31, 2011, compared to $387.2 million at December 31, 2010. Commercial loans increased $93.5 million to $849.0 million at December 31, 2011, compared to $755.5 million at December 31, 2010, and commercial real estate loans increased $73.4 million to $1.25 billion at December 31, 2011, compared to $1.18 billion at December 31, 2010. Residential mortgage loans decreased $77.7 million to $1.31 billion at December 31, 2011, compared to $1.39 billion at December 31, 2010, as loan repayments attributable to an active refinance market outpaced originations. One- to four-family residential mortgage loan originations totaled $146.7 million and one- to four-family residential mortgage loans purchased totaled $79.5 million for the year ended December 31, 2011. Principal repayments on residential mortgage loans totaled $285.8 million, and residential mortgage loans sold totaled $12.9 million for the year ended December 31, 2011. Construction loans decreased $10.4 million to $114.8 million at December 31, 2011, compared to $125.2 million at December 31, 2010. The Company has de-emphasized construction lending for the past two years due to adverse market conditions. Consumer loans decreased $8.6 million to $561.0 million at December 31, 2011, compared to $569.6 million at December 31, 2010.

Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $2.78 billion, accounting for 59.8% of the loan portfolio at December 31, 2011, compared to $2.45 billion, or 55.6% of the loan portfolio at December 31, 2010. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.87 billion and accounted for 40.2% of the loan portfolio at December 31, 2011, compared to $1.96 billion, or 44.4%, of the loan portfolio at December 31, 2010. The increase in commercial loans as a percentage of the total loan portfolio was a result of growth in the multi-family and commercial mortgage portfolios, coupled with reductions in retail loans attributable to refinance activity, the market preference for longer-term fixed-rate loans, which the Company chooses to sell rather than retain for portfolio as part of its interest rate risk management process, and lack of qualified retail loan demand.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at December 31, 2011 was $11.3 million. Of this total, 8 loans totaling $3.0 million were 90 days or more delinquent. General valuation reserves of 6.5%, or $195,000, were allocated to these loans at December 31, 2011.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $82.1 million and $58.6 million, respectively, at December 31, 2011. The Company’s participations in SNCs included four relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments and outstanding balances of $34.6 million at December 31, 2011. Of these adversely classified SNCs, three loan relationships consisted of commercial construction loans on properties located in New York City and New Jersey, and one was a commercial loan to a Pennsylvania media company. All of the Company’s SNC participations were current as to the payment of principal and interest as of December 31, 2011.

The Company had outstanding junior lien mortgages totaling $278.3 million at December 31, 2011. Of this total, 47 loans totaling $5.5 million were 90 days or more delinquent. General valuation reserves of 10%, or $550,000, were allocated to these loans at December 31, 2011.

At December 31, 2011, the Company had outstanding indirect marine loans totaling $51.5 million. Of this total, 3 loans totaling $838,000 were 90 days or more delinquent. General valuation reserves of 40%, or $335,000, were allocated to these loans at December 31, 2011. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The allowance for loan losses increased $5.6 million to $74.4 million at December 31, 2011, as a result of provisions for loan losses of $28.9 million, partially offset by net charge-offs of $23.3 million during 2011. The increase in the allowance for loan losses was attributable to an increase in non-performing loans, and an increase in commercial loans as a percentage of the loan portfolio to 59.8% at December 31, 2011, from 55.6% at December 31, 2010. Total non-performing loans at December 31, 2011 were $122.5 million, or 2.63% of total loans, compared with $97.3 million, or 2.21% of total loans at December 31, 2010. At December 31, 2011, impaired loans totaled $103.2 million with related specific reserves of $9.3 million. Within total impaired loans, there were $9.3 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2011, the Company’s allowance for loan losses was 1.60% of total loans, compared with 1.56% of total loans at December 31, 2010.

Non-performing commercial mortgage loans increased $13.4 million, to $29.5 million at December 31, 2011, from $16.1 million at December 31, 2010. At December 31, 2011, the Company held 13 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $13.4 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which has been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal Government. The loan has been restructured and payments are current at December 31, 2011. The borrower continues to make efforts to lease the property. There is no contractual commitment to advance additional funds to this borrower.

Non-performing commercial loans increased $8.6 million, to $32.1 million at December 31, 2011, from $23.5 million at December 31, 2010. Non-performing commercial loans at December 31, 2011 consisted of 19 loans. The largest non-performing commercial loan relationship consisted of four loans to a power systems manufacturer with total outstanding balances of $9.1 million at December 31, 2011. All contractual payments on these loans were current at December 31, 2011.

Non-performing construction loans increased $1.6 million, to $11.0 million at December 31, 2011, from $9.4 million at December 31, 2010. At December 31, 2011, non-performing construction loans consisted of two loans to the same borrower secured by a first mortgage on a 77,000 square foot newly constructed Class A office building, a 7,000 square foot fully leased retail building and a parcel of land with approvals for a 110,000 square foot office building located in Parsippany, New Jersey. The office building is completed, except for tenant improvements, but not leased due to weakness in the market. The property is being marketed and the principals are supporting the project. The loan was current as to the payment of principal and interest at December 31, 2011. The Company has an unfunded commitment of $3.6 million on this loan at December 31, 2011.

Non-performing multi-family loans at December 31, 2011, consisted of one loan for $997,000, compared to a $201,000 non-performing multi-family loan at December 31, 2010.

In addition, non-performing consumer loans increased $1.7 million, to $8.5 million at December 31, 2011. The Company attributes the increase in non-performing consumer loans to continued elevated levels of unemployment, decreased property values and increased personal debt levels.

At December 31, 2011, the Company held $12.8 million of foreclosed assets, compared with $2.9 million at December 31, 2010. Foreclosed assets at December 31, 2011 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $6.6 million of commercial real estate, $5.5 million of residential properties, and $0.7 million of marine vessels at December 31, 2011.

Non-performing assets totaled $135.4 million, or 1.91% of total assets at December 31, 2011, compared to $100.1 million, or 1.47% of total assets at December 31, 2010. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.5 million during the year ended December 31, 2011.

Total deposits increased $278.9 million, or 5.7%, during the year ended December 31, 2011 to $5.16 billion. Core deposits, consisting of savings and demand deposit accounts, increased $428.4 million, or 11.9%, to $4.03 billion at December 31, 2011. The majority of the core deposit increase was in commercial checking deposits, retail checking deposits and money market deposits, partially offset by a decline in savings deposits. Time deposits decreased $149.5 million, or 11.7%, to $1.13 billion at December 31, 2011, with the majority of the decrease occurring in the 15-month and shorter maturity categories. The Company remains focused on developing core deposit relationships, while strategically permitting the run-off of higher-cost time deposits. Core deposits represented 78.1% of total deposits at December 31, 2011, compared to 73.8% at December 31, 2010.

Borrowed funds were reduced $49.5 million, or 5.1% during the year ended December 31, 2011, to $920.2 million, as wholesale funding was replaced with core deposit growth. Borrowed funds represented 13.0% of total assets at December 31, 2011, a reduction from 14.2% at December 31, 2010.

Total stockholders’ equity increased $30.8 million to $952.5 million at December 31, 2011, from $921.7 million at December 31, 2010. This increase was a result of net income of $57.3 million and the allocation of shares to stock-based compensation plans of $6.4 million, partially offset by cash dividends of $26.8 million, other comprehensive income of $5.2 million and common stock repurchases of $4.1 million

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General. Net income for the year ended December 31, 2011 was $57.3 million, compared to $49.7 million for the year ended December 31, 2010. Basic and diluted earnings per share were $1.01 for the year ended December 31, 2011, compared to a basic and diluted loss per share of $0.88 for 2010. Earnings for the year ended December 31, 2011 reflect actions taken to reduce funding costs, with net interest income increasing $7.0 million, compared with the same period in 2010. In addition, the provision for loan losses decreased $6.6 million for the year ended December 31, 2011, compared with the year ended December 31, 2010. These improvements were partially offset by an increase in non-interest expense of $3.7 million for year ended December 31, 2011, compared with the same period in 2010.

Net Interest Income. Net interest income increased $7.0 million, or 3.4%, to $216.0 million for 2011, from $209.0 million for 2010. The average interest rate spread increased 6 basis points to 3.33% for 2011, from 3.27% for 2010. The net interest margin increased 4 basis points to 3.49% for 2011, compared to 3.45% for 2010. For the year ended December 31, 2011, the favorable effects of an increase in average loans outstanding and reductions in funding costs outpaced the impact of the downward repricing of earning assets and accelerated premium amortization on mortgage-backed securities.

Interest income decreased $10.8 million, or 3.8%, to $275.7 million for 2011, compared to $286.5 million for 2010. The decrease in interest income was attributable to a decrease in the yield on average earning assets, partially offset by an increase in average earning asset balances. The yield on interest-earning assets decreased 27 basis points to 4.46% for 2011, from 4.73% for 2010, with reductions in yields experienced in nearly all earning asset classes. Average interest-earning assets increased $101.0 million, or 16.7%, to $6.16 billion for 2011, compared to $6.06 billion for 2010. The average outstanding loan balances increased $148.6 million, or 3.5%, to $4.42 billion for 2011 from $4.27 billion for 2010, and the average balance of investment securities increased $10.4 million, or 3.1%, to $345.5 million for 2011, compared to $335.1 million for 2010. These increases were partially offset by a decrease in average interest-earning deposits, Federal funds sold and short-term investment balances of $51.7 million, or 51.3%, to $49.2 million for 2011, from $100.9 million for 2010. In addition, the average balance of securities available for sale decreased $9.6 million, or 0.7%, to $1.30 billion for 2011, compared to $1.31 billion for 2010.

Interest expense decreased $17.8 million, or 23.0%, to $59.7 million for 2011, from $77.6 million for 2010. The decrease in interest expense was attributable to lower short-term interest rates coupled with a shift in the funding composition to lower-costing core deposits from certificates of deposit and a reduction in average borrowings, partially offset by an increase in average interest-bearing deposit balances. The average rate paid on interest-bearing liabilities decreased 33 basis points to 1.13% for 2011, from 1.46% for 2010. The average rate paid on interest-bearing deposits decreased 26 basis points to 0.83% for 2011, from 1.09% for 2010. The average rate paid on borrowings decreased 63 basis points to 2.55% for 2011, from 3.18% for 2010. The average balance of interest-bearing liabilities decreased $5.1 million, or 0.1%, to $5.29 billion for 2011, compared to $5.30 billion for 2010. Average interest-bearing deposits increased $24.7 million, or 0.6%, to $4.39 billion for 2011, from $4.36 billion for 2010. Within average interest-bearing deposits, average interest-bearing core deposits increased $188.6 million, or 6.3%, for 2011, compared with 2010, while average time deposits decreased $163.9 million, or 11.9%, for 2011, compared with 2010. Further aiding the increase in net interest income, average non-interest bearing deposits increased $77.7 million, or 14.7%, to $605.8 million for 2011, from $528.1 million for 2010. Average outstanding borrowings decreased $29.8 million, or 3.2%, to $909.5 million for 2011, compared with $939.3 million for 2010, as deposits replaced wholesale funding.

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

The provision for loan losses was $28.9 million in 2011, compared to $35.5 million in 2010. The decrease in the provision for loan losses was primarily attributable to a reduction in loan delinquencies, a decline in non-performing loan formation and an improvement in credit risk ratings. Net charge-offs for 2011 were $23.3 million, compared to $27.5 million for 2010. Total charge-offs for the year ended December 31, 2011 were $25.1 million, compared to $29.5 million for the year ended December 31, 2010. Recoveries for the year ended December 31, 2011, were $1.8 million, compared to $1.9 million for the year ended December 31, 2010. The allowance for loan losses at December 31, 2011 was $74.4 million, or 1.60% of total loans, compared to $68.7 million, or 1.56% of total loans at December 31, 2010. At December 31, 2011, non-performing loans as a percentage of total loans were 2.63%, compared to 2.21% at December 31, 2010. Non-performing assets as a percentage of total assets were 1.91% at December 31, 2011, compared to 1.47% at December 31, 2010. At December 31, 2011, non-performing loans were $122.5 million, compared to $97.3 million at December 31, 2010, and non-performing assets were $135.4 million at December 31, 2011, compared to $100.1 million at December 31, 2010.

Non-Interest Income. For the year ended December 31, 2011, non-interest income totaled $32.5 million, an increase of $990,000, or 3.1%, compared to the same period in 2010. Fee income totaled $25.4 million for the year ended December 31, 2011, an increase of $1.7 million compared with the same period in 2010, largely due to increased wealth management fees related to the Beacon acquisition, an increase in revenue from loan related activity and increased revenue associated with annuity sales. These increases were partially offset by a reduction in overdraft fees. Other income increased $266,000 for the year ended December 31, 2011, compared with the same period in 2010, primarily as a result of net gains recognized on the sale of foreclosed real estate and an increase in gains resulting from a larger number of loan sales, partially offset by the losses incurred on the sales of the Company’s previously occupied administrative facilities. Offsetting these increases, income related to Bank-owned life insurance decreased $706,000 for the year ended December 31, 2011, compared to the same period last year, primarily due to the receipt of policy claim proceeds in the second quarter of 2010. Additionally, net gains on securities transactions declined $177,000 for the year ended December 31, 2011, compared with the same period in 2010. These net gains on securities transactions totaled $708,000 for the year ended December 31, 2011, compared with net gains of $885,000 for the same period in 2010. The Company recognized net other-than-temporary impairment charges of $302,000 and $170,000 for the years ended December 31, 2011 and December 31, 2010, respectively, related to an investment in a non-Agency mortgage-backed security.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2011 was $142.4 million, an increase of $3.7 million, or 2.7%, from $138.7 million for the year ended December 31, 2010. Compensation and benefits expense increased $5.0 million, to $74.9 million for the year ended December 31, 2011 compared to $69.9 million for the year ended December 31, 2010, due to higher salary expense related to annual merit increases and personnel added as a result of the Beacon acquisition, increased employee health and medical costs, and increased stock-based compensation expense resulting from shares granted in connection with the

Company’s incentive compensation and Employee Stock Ownership plans and the higher average share price of the Company’s common stock in 2011 compared with 2010. In addition, net occupancy expense increased $1.4 million, to $21.1 million, compared to $19.8 million for the same period in 2010, due to expenses associated with the relocation of the Company’s administrative offices and carrying costs on previously occupied facilities owned by the Company, which were sold in November 2011. In addition, approximately $227,000 in damages attributable to Hurricane Irene were also included in occupancy expense for the year ended December 31, 2011. Data processing expense totaled $9.5 million for the year ended December 31, 2011, compared to $9.0 million for the same period in 2010. The $516,000 increase was primarily due to higher software maintenance and core processing fees. Other operating expenses increased $157,000 for the year ended December 31, 2011, compared with the same period last year, due to increased loan collection expense and costs associated with the Beacon acquisition. Partially offsetting these increases, FDIC insurance expense decreased $1.7 million to $5.9 million for the year ended December 31, 2011, compared with $7.6 million for the same period in 2010. The decrease was primarily due to a lower assessment rate charged on deposits in the first quarter of 2011 and a change in assessment methodology from a deposit-based to an asset-based assessment, effective in the second quarter of 2011. Additionally, amortization of intangibles decreased $801,000 for the year ended December 31, 2011, compared with the same period of 2010, as a result of scheduled reductions in core deposit intangible amortization, partially offset by the amortization of the customer relationship intangible arising from the Beacon acquisition. Impairment of premises and equipment declined $721,000, for the year ended December 31, 2011, compared to the same period last year, as the Company recognized a $1.5 million impairment charge in the fourth quarter of 2010 related to the then anticipated sale and relocation of its administrative office, compared to an $807,000 impairment charge in the first quarter of 2011 related to the then anticipated sale and relocation of its former loan administration center. Advertising and promotions expense decreased $98,000 for the year ended December 31, 2011, compared with the same period last year.

Income Tax Expense. For the year ended December 31, 2011, the Company’s income tax expense was $19.8 million, compared with $16.6 million in 2010. The increase in income tax expense was primarily attributable to an increase in pre-tax income. The Company’s effective tax rate was 25.7% for the year ended December 31, 2011, compared with 25.0% for the year ended December 31, 2010. The effective tax rate for 2011 was affected by an increase in taxable income, partially offset by the reduction of a valuation allowance against subsidiary company New Jersey state net operating losses.

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

The provision for loan losses was $35.5 million in 2010, compared to $30.3 million in 2009. The increase in the provision for loan losses was attributable to an increase in non-performing loans; downgrades in credit risk ratings; an increase in commercial loans as a percentage of the total loan portfolio to 55.6% at December 31,

2010, from 52.5% at December 31, 2009; and the impact of current macroeconomic conditions. Net charge-offs for 2010 were $27.5 million, compared to $17.2 million for 2009. Total charge-offs for the year ended December 31, 2010 were $29.5 million, compared to $19.6 million for the year ended December 31, 2009. Recoveries for the year ended December 31, 2010 were $1.9 million, compared to $2.4 million for the year ended December 31, 2009. The allowance for loan losses at December 31, 2010 was $68.7 million, or 1.56% of total loans, compared to $60.7 million, or 1.39% of total loans at December 31, 2009. At December 31, 2010, non-performing loans as a percentage of total loans were 2.21%, compared to 1.93% at December 31, 2009. Non-performing assets as a percentage of total assets were 1.47% at December 31, 2010, compared to 1.33% at December 31, 2009. At December 31, 2010, non-performing loans were $97.3 million, compared to $84.5 million at December 31, 2009, and non-performing assets were $100.1 million at December 31, 2010, compared to $90.9 million at December 31, 2009.

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

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2011 and 2010, loan repayments totaled $1.30 billion and $1.15 billion, respectively.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.59 billion for the year ended December 31, 2011, compared to $1.23 billion for the year ended December 31, 2010. Purchases for the investment portfolio totaled $531.0 million for the year ended December 31, 2011, compared to $626.3 million for the year ended December 31, 2010.

At December 31, 2011, the Bank had outstanding loan commitments to borrowers of $770.4 million, including undisbursed home equity lines and personal credit lines of $273.2 million at December 31, 2011. Total deposits increased $278.9 million for the year ended December 31, 2011. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $755.1 million at December 31, 2011. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

As of December 31, 2011, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2011, the Bank’s leverage (Tier 1) capital ratio was 7.42%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2011, the Bank’s total risk-based capital ratio was 12.13%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2011, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$747,021	$326,090	$151,127	$568	$269,236
Letters of credit	23,368	14,166	9,181	—	21

Total Off-Balance Sheet	770,389	340,256	160,308	568	269,257

Contractual Obligations:
Operating leases	42,091	5,487	9,783	8,517	18,304
Certificate of deposits	1,128,726	755,141	253,158	119,506	921

Total Contractual Obligations	1,170,817	760,628	262,941	128,023	19,225

Total	$1,941,206	$1,100,884	$423,249	$128,591	$288,482

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $770.4 million at December 31, 2011, an increase of $38.2 million, or 5.2%, from $732.2 million at December 31, 2010.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2011 or 2010 that would have settled in January 2012 or 2011, respectively. Total contractual obligations at December 31, 2011 were $1.17 billion, a decrease of $141.8 million, or 10.8%, compared to $1.31 billion at December 31, 2010. Contractual obligations under operating leases increased $7.7 million, or 22.5%, to $42.1 million at December 31, 2011, from $34.4 million at December 31, 2010, and certificate of deposit accounts decreased $149.5 million, or 11.7%, to $1.13 billion at December 31, 2011, from $1.28 billion at December 31, 2010.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 21.9% at December 31, 2011 compared to 26.2% at December 31, 2010. Certificate of deposit accounts are generally short-term. As of December 31, 2011, 66.9% of all time deposits had maturities of one year or less compared to 64.1% at December 31, 2010. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace, typically within the upper quartile of rates offered by competitors. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2011.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	208,322	(8,375)	(3.9)
Static	216,697	—	—
+100	214,600	(2,097)	(1.0)
+200	210,097	(6,600)	(3.0)
+300	207,616	(9,081)	(4.2)

The above table indicates that as of December 31, 2011, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 4.2%, or $9.1 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 3.9%, or $8.4 million decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2011.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,220,848	(11,004)	(0.9)	16.4	(1.1)
Flat	1,231,852	—	—	16.6	—
+100	1,202,133	(29,719)	(2.4)	16.3	(1.5)
+200	1,145,946	(85,906)	(7.0)	15.8	(4.9)
+300	1,057,983	(173,869)	(14.1)	14.8	(10.8)

The preceding table indicates that as of December 31, 2011, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 14.1%, or $173.9 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 0.9%, or $11.0 million decrease in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

(2)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

(3)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(5)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2011 and 2010

(2)	Condensed Statement of Income for the years ended December 31, 2011, 2010 and 2009

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairment of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provident Financial Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited Provident Financial Services, Inc.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

February 29, 2012

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

(Dollars in Thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$68,553	$51,345
Short-term investments	1,079	884

Total cash and cash equivalents	69,632	52,229

Securities available for sale, at fair value	1,376,119	1,378,927
Investment securities held to maturity (fair value of $366,296 and $351,680 at December 31, 2011 and December 31, 2010, respectively)	348,318	346,022
Federal Home Loan Bank Stock	38,927	38,283
Loans	4,653,509	4,409,813
Less allowance for loan losses	74,351	68,722

Net loans	4,579,158	4,341,091

Foreclosed assets, net	12,802	2,858
Banking premises and equipment, net	66,260	74,257
Accrued interest receivable	24,653	25,257
Intangible assets	360,714	354,220
Bank-owned life insurance	142,010	136,768
Other assets	78,810	74,616

Total assets	$7,097,403	$6,824,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,136,129	$2,706,204
Savings deposits	891,742	893,268
Certificates of deposit of $100,000 or more	383,174	412,155
Other time deposits	745,552	866,107

Total deposits	5,156,597	4,877,734
Mortgage escrow deposits	20,955	19,558
Borrowed funds	920,180	969,683
Other liabilities	47,194	35,866

Total liabilities	6,144,926	5,902,841

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,285 shares issued and 59,968,195 shares outstanding at December 31, 2011, and 83,209,293 shares issued and 59,921,065 shares outstanding at December 31, 2010, respectively	832	832
Additional paid-in capital	1,019,253	1,017,315
Retained earnings	363,011	332,472
Accumulated other comprehensive income	9,571	14,754
Treasury stock	(384,725)	(385,094)
Unallocated common stock held by the Employee Stock Ownership Plan	(55,465)	(58,592)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,390)	(7,482)
Deferred compensation—Directors’ Deferred Fee Plan	7,390	7,482

Total stockholders’ equity	952,477	921,687

Total liabilities and stockholders’ equity	$7,097,403	$6,824,528

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, except share data)

	Years ended December 31,
	2011	2010	2009
Interest income:
Real estate secured loans	$158,731	$160,460	$159,094
Commercial loans	42,759	41,427	43,057
Consumer loans	25,793	28,479	31,462
Securities available for sale and Federal Home Loan Bank stock	36,157	43,143	45,186
Investment securities	12,160	12,778	13,419
Deposits, Federal funds sold and other short-term investments	119	247	341

Total interest income	275,719	286,534	292,559

Interest expense:
Deposits	36,552	47,705	74,555
Borrowed funds	23,177	29,864	36,987

Total interest expense	59,729	77,569	111,542

Net interest income	215,990	208,965	181,017
Provision for loan losses	28,900	35,500	30,250

Net interest income after provision for loan losses	187,090	173,465	150,767

Non-interest income:
Fees	25,418	23,679	24,221
Bank-owned life insurance	5,242	5,948	5,390
Other-than-temporary impairment losses on securities	(1,661)	(3,116)	(11,043)
Portion of loss recognized in other comprehensive income (before taxes)	1,359	2,946	9,012

Net impairment losses on securities recognized in earnings	(302)	(170)	(2,031)
Net gain on securities transactions	708	885	1,398
Other income	1,476	1,210	2,474

Total non-interest income	32,542	31,552	31,452

Non-interest expense:
Goodwill impairment	—	—	152,502
Compensation and employee benefits	74,904	69,865	68,738
Net occupancy expense	21,131	19,777	20,170
Data processing expense	9,500	8,984	9,325
FDIC Insurance	5,883	7,631	11,778
Impairment of premises and equipment	807	1,528	—
Advertising and promotion expense	3,951	4,049	4,291
Amortization of intangibles	3,030	3,831	5,111
Other operating expenses	23,240	23,083	25,121

Total non-interest expenses	142,446	138,748	297,036

Income (loss) before income tax expense	77,186	66,269	(114,817)
Income tax expense	19,842	16,564	7,007

Net income (loss)	$57,344	$49,705	$(121,824)

Basic earnings (loss) per share	$1.01	$0.88	$(2.16)
Average basic shares outstanding	56,856,083	56,572,040	56,275,694

Diluted earnings (loss) per share	$1.01	$0.88	$(2.16)
Average diluted shares outstanding	56,868,524	56,572,040	56,275,694

See accompanying notes to consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2008	$832	$1,013,293	$454,444	$(485)	$(384,854)	$(64,640)	$(7,667)	$7,667	$1,018,590
Comprehensive loss:
Net loss	—	—	(121,824)	—	—	—	—	—	(121,824)
Other comprehensive loss:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($3,681))	—	—	—	(5,331)	—	—	—	—	(5,331)
Unrealized holding gain on securities arising during the period (net of tax of $7,912)	—	—	—	11,333	—	—	—	—	11,333
Reclassification adjustment for losses included in net income (net of tax of ($184))	—	—	—	449	—	—	—	—	449
Amortization related to post- retirement obligations (net of tax of $489)	—	—	—	1,765	—	—	—	—	1,765

Total comprehensive loss									$(113,608)

Cash dividends paid	—	—	(24,869)	—	—	—	—	—	(24,869)
Distributions from DDFP	—	(8)	—	—	—	—	92	(92)	(8)
Purchases of treasury stock	—	—	—	—	(119)	—	—	—	(119)
Allocation of ESOP shares	—	(1,114)	—	—	—	2,998	—	—	1,884
Allocation of SAP shares	—	1,888	—	—	—	—	—	—	1,888
Allocation of stock options	—	797	—	—	—	—	—	—	797

Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Comprehensive income:
Net income	—	—	49,705	—	—	—	—	—	49,705
Other comprehensive loss:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($1,203))	—	—	—	(1,743)	—	—	—	—	(1,743)
Unrealized holding gain on securities arising during the period (net of tax of $7,246)	—	—	—	10,492	—	—	—	—	10,492
Reclassification adjustment for losses included in net income (net of tax of ($292))	—	—	—	(423)	—	—	—	—	(423)
Amortization related to post- retirement obligations (net of tax of $900)	—	—	—	(1,303)	—	—	—	—	(1,303)

Total comprehensive income									$56,728

Cash dividends paid	—	—	(24,984)	—	—	—	—	—	(24,984)
Distributions from DDFP	—	(6)	—	—	—	—	93	(93)	(6)
Purchases of treasury stock	—	—	—	—	(193)	—	—	—	(193)
Option exercises	—	(21)	—	—	72	—	—	—	51
Allocation of ESOP shares	—	(762)	—	—	.	3,050	—	—	2,288
Allocation of SAP shares	—	2,422	—	—	—	—	—	—	2,422
Allocation of stock options	—	826	—	—	—	—	—	—	826

Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Comprehensive income:
Net income	—	—	57,344	—	—	—	—	—	57,344
Other comprehensive income:
Other-than-temporary impairment on debt securities available for sale (net of tax of ($555))	—	—	—	(804)	—	—	—	—	(804)
Unrealized holding gain on securities arising during the period (net of tax of ($2,931)	—	—	—	4,244	—	—	—	—	4,244
Reclassification adjustment for gains included in net income (net of tax of ($289))	—	—	—	(419)	—	—	—	—	(419)
Amortization related to post- retirement obligations (net of tax of ($5,666)	—	—	—	(8,204)	—	—	—	—	(8,204)

Total comprehensive income									$52,161

Cash dividends paid	—	—	(26,805)	—	—	—	—	—	(26,805)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(4,139)	—	—	—	(4,139)
Shares issued dividend reinvestment plan	—	(1,319)	—	—	4,499	—	—	—	3,180
Option exercises	—	—	—	—	9	—	—	—	9
Allocation of ESOP shares	—	(660)	—	—	—	3,127	—	—	2,467
Allocation of SAP shares	—	3,198	—	—	—	—	—	—	3,198
Allocation of stock options	—	719	—	—	—	—	—	—	719

Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$57,344	$49,705	$(121,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	152,502
Depreciation and amortization of intangibles	9,660	10,748	12,383
Impairment charge premises & equipment	807	1,528	—
Provision for loan losses	28,900	35,500	30,250
Deferred tax benefit	(3,762)	(3,739)	(5,375)
Increase in cash surrender value of Bank-owned Life Insurance	(5,242)	(5,948)	(5,390)
Net amortization of premiums and discounts on securities	12,680	9,983	3,608
Accretion of net deferred loan fees	(2,165)	(1,006)	(2,128)
Amortization of premiums on purchased loans	1,902	2,038	2,836
Net increase in loans originated for sale	(21,394)	(18,139)	(98,654)
Proceeds from sales of loans originated for sale	22,675	19,316	100,574
Proceeds from sales of foreclosed assets	15,746	8,410	4,017
ESOP expense	1,926	1,840	1,494
Allocation of stock award shares	3,198	2,422	1,888
Allocation of stock options	719	826	797
Net gain on sale of loans	(1,281)	(1,177)	(1,920)
Net gain on securities available for sale	(708)	(885)	(1,398)
Impairment charge on securities	302	170	2,031
Net gain (loss) on sale of premises and equipment	271	(17)	(181)
Net (gain) loss on sale of foreclosed assets	(127)	5	(17)
Contribution to pension plan	(4,854)	(5,085)	(6,486)
Decrease (increase) in accrued interest receivable	604	540	(1,931)
Increase in other assets	(13,900)	(16,146)	(41,990)
(Decrease) increase in other liabilities	(9,468)	1,372	(1,573)

Net cash provided by operating activities	93,833	92,261	23,513

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	78,697	48,816	52,008
Purchases of investment securities held to maturity	(81,566)	(60,227)	(40,034)
Proceeds from sales of securities available for sale	24,149	18,926	75,466
Proceeds from maturities and paydowns of securities available for sale	421,368	506,595	281,509
Purchases of securities available for sale	(449,419)	(566,082)	(777,893)
Cash consideration paid to acquire Beacon Trust, net of cash and cash equivalents	(7,254)
BOLI benefits paid	—	1,523	—
Purchases of loans	(79,521)	(90,430)	(55,145)
Net (increase) decrease in loans	(189,317)	58,783	105,350
Proceeds from sales of premises and equipment	11,977	2,101	502
Purchases of premises and equipment, net	(8,546)	(8,506)	(8,123)

Net cash used in investing activities	(279,432)	(88,501)	(366,360)

Cash flows from financing activities:
Net increase (decrease) in deposits	278,863	(21,443)	672,841
Increase (decrease) in mortgage escrow deposits	1,397	845	(1,361)
Purchase of treasury stock	(4,139)	(193)	(119)
Cash dividends paid to stockholders	(26,805)	(24,984)	(24,869)
Shares issued to dividend reinvestment plan	3,180
Stock options exercised	9	51	—
Proceeds from long-term borrowings	236,300	245,800	106,000
Payments on long-term borrowings	(280,088)	(322,043)	(204,342)
Net (decrease) increase in short-term borrowings	(5,715)	46,693	(150,106)

Net cash provided by (used in) financing activities	203,002	(75,274)	398,044

Net increase (decrease) in cash and cash equivalents	17,403	(71,514)	55,197
Cash and cash equivalents at beginning of period	52,229	123,743	68,546

Cash and cash equivalents at end of period	$69,632	$52,229	$123,743

Cash paid during the period for:
Interest on deposits and borrowings	$60,739	$79,009	$112,970

Income taxes	$25,909	17,622	$14,417

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$25,406	$4,995	$6,786

Fair value of assets acquired	$1,879	$—	$—

Goodwill and customer relationship intangible	$9,547	$—	$—

Liabilities assumed	$926	$—	$—

Loan securitizations	$—	$—	$84,855

See accompanying notes to consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The estimated fair values of the Company’s securities are affected by changes in interest rates, credit spreads, and market illiquidity. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. As a result of the Company’s adoption of new guidance under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 320 “Investments-Debt and Equity Securities” on April 1, 2009, to determine if a decline in value is other-than- temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The market for non-investment grade, privately issued mortgage-backed securities remains illiquid and prices have not appreciated despite favorable movements in interest rates. To determine if a decline in value is other-than-temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Premiums and discounts on securities are amortized and accreted to income using a method that approximates the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method.

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

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

Trust Assets

Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Bank’s wholly owned subsidiary, Beacon Trust Company) are not included in the accompanying consolidated statements of financial condition because such properties are not assets of the Bank.

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30, and the impairment test at September 30, 2011 indicated that there was no impairment.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 8.8 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisition of Beacon and are amortized on an accelerated basis over 12.0 years. Mortgage servicing rights are recorded when purchased or when

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

Bank-owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value.

Employee Benefit Plans

The Bank maintains a pension plan which covers full-time employees hired prior to April 1, 2003, the date on which the pension plan was frozen. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2011, there were 422,723 shares held by the DDFP.

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

December 31, 2011, 2010 and 2009

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

Impact of Recent Accounting Pronouncements

Effective September 30, 2011, the Company early adopted amended guidance on goodwill impairment assessment. In June 2011, the FASB issued guidance that would simplify the assessment process, under which an entity has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying Step 1 of the goodwill impairment assessment. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of the reporting unit is more than its carrying amount, the entity does not need to apply the two-step impairment test. The qualitative assessment is optional and an entity is permitted to go directly to Step 1 without performing the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated statement of condition or results of operations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As originally issued, ASU 2011-5 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU 2011-12,—Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In May 2011, the FASB issued guidance which results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations

In April 2011, the FASB issued guidance regarding a creditor’s determination of whether a restructuring is a TDR. The guidance clarifies which loan modifications constitute TDRs. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. This guidance applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance on July 1, 2011 did not have a material effect on the Company’s consolidated statement of condition or results of operations.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

In December 2010, the FASB issued guidance regarding business combinations. When a business combination occurs, the guidance requires entities to disclose certain pro forma information about revenues and earnings of the combined entity within the notes to the financial statements. This guidance requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. It also requires that this disclosure be accompanied by a narrative description of the amount and nature of material non-recurring pro forma adjustments. This guidance pertains to business combinations with effective dates on or after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated statement of condition or results of operations.

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

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2011, the liquidation account, which is an off-balance sheet memorandum account, amounted to $22,592,000.

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

The purpose of the Beacon acquisition was to significantly expand the Company’s wealth management business throughout the state of New Jersey. Beacon’s expertise in trust and wealth management services strategically positions the Company to increase market share and enhance the Company’s non-interest earnings growth.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The purchase price was allocated to the acquired assets and liabilities of Beacon based on their fair value as of August 11, 2011. The allocation of the purchase price is set forth in the following table (in thousands):

Assets:
Cash and cash equivalents	$96
Securities	164
Premises and equipment	241
Goodwill	7,124
Customer relationship intangible	2,423
Other assets	1,378

Total assets	$11,426

Liabilities:
Other liabilities	4,076

Total liabilities	$4,076

As operating results for Beacon were not significant to the consolidated operating results of the Company, pro forma operating results are not presented herein. The Company’s Consolidated Statement of Income for the year ended December 31, 2011 includes 143 days of combined operations with Beacon.

In connection with the Beacon acquisition, the Company recorded goodwill of $7.1 million, none of which is estimated to be deductible for income tax purposes. In addition, a customer relationship intangible (“CRI”) of $2.4 million was recognized and is being amortized on an accelerated basis over an estimated useful life of twelve years.

(3) Restrictions on Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2011 and 2010 is $6,225,000 and $2,273,000, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,647	36	—	3,683
Mortgage-backed securities	22,321	859	—	23,180
State and municipal obligations	314,108	16,863	(69)	330,902
Corporate obligations	8,242	296	(7)	8,531

	$348,318	18,054	(76)	366,296

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,749	3	(29)	2,723
Mortgage-backed securities	39,493	1,677	—	41,170
State and municipal obligations	294,527	6,316	(2,604)	298,239
Corporate obligations	9,253	315	(20)	9,548

	$346,022	8,311	(2,653)	351,680

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Investment securities held to maturity having a carrying value of $276,543,000 and $261,432,000 at December 31, 2011 and 2010, respectively, were pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of investment securities at December 31, 2011 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2011
	Amortized cost	Fair value
Due in one year or less	$52,684	52,934
Due after one year through five years	85,640	89,078
Due after five years through ten years	86,224	92,637
Due after ten years	101,449	108,467
Mortgage-backed securities	22,321	23,180

	$348,318	366,296

During 2011, the Company recognized gains of $68,000 and losses of $10,000 related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $29,210,000.

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment (in thousands):

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	3,868	(63)	316	(6)	4,184	(69)
Corporate obligations	394	(7)	—	—	394	(7)

	$4,262	(70)	316	(6)	4,578	(76)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2011, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2011 totaled 7, compared with 95 at December 31, 2010. All temporarily impaired investment securities were investment grade at December 31, 2011.

(5) Securities Available for Sale

Securities available for sale at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	105,130	442	(14)	105,558
Mortgage-backed securities	1,221,988	31,206	(2,191)	1,251,003
State and municipal obligations	11,066	553	(5)	11,614
Corporate obligations	7,517	119	—	7,636
Equity securities	307	1	—	308

	$1,346,008	32,321	(2,210)	1,376,119

	2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	109,271	616	(44)	109,843
Mortgage-backed securities	1,223,869	29,137	(5,480)	1,247,526
State and municipal obligations	11,188	496	(55)	11,629
Corporate obligations	9,543	386	—	9,929

	$1,353,871	30,635	(5,579)	1,378,927

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Securities available for sale having a carrying value of $606,057,000 and $430,959,000 at December 31, 2011 and 2010, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2011
	Amortized cost	Fair value
Due in one year or less	$52,610	52,847
Due after one year through five years	68,169	68,857
Due after five years through ten years	2,934	3,104
Mortgage-backed securities	1,221,988	1,251,003
Equity securities	307	308

	$1,346,008	1,376,119

Proceeds from the sale of securities available for sale during 2011 were $24,149,000, resulting in gross gains of $645,000. Proceeds from the sale of securities available for sale during 2010 were $18,926,000, resulting in gross gains of $817,000. During 2011, the company recognized gains of $13,000 and losses of $8,000 related to calls on certain available for sale securities, with proceeds from the calls totaling $584,000.

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

	December 31, 2011	December 31, 2010
Beginning credit loss amount	$938	768
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	302	170
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$1,240	938

During 2011, the Company recognized in earnings net other-than-temporary impairment charges totaling $302,000, which consisted of a credit-related impairment on an investment in a non-Agency mortgage-backed security. For the prior year period, the Company recognized in earnings net other-than-temporary impairment charges totaling $170,000, which consisted of a credit-related impairment on an investment in a non-Agency mortgage-backed security. During 2009, the Company recognized in earnings other-than-temporary impairment charges totaling $768,000, consisting of credit-related impairment of two private label mortgage-backed

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

securities and a reduction in the market value of investments in the common stock of five publicly traded financial institutions. Prior to the charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$64,838	(278)	12,453	(1,913)	77,291	(2,191)
State and municipal obligations	777	(5)	—	—	777	(5)
Agency obligations	5,032	(14)	—	—	5,032	(14)

	$70,647	(297)	12,453	(1,913)	83,100	(2,210)

	December 31, 2010 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$277,772	(4,126)	20,400	(1,354)	298,172	(5,480)
State and municipal obligations	1,414	(55)	—	—	1,414	(55)
Agency obligations	13,964	(44)	—	—	13,964	(44)

	$293,150	(4,225)	20,400	(1,354)	313,550	(5,579)

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2011, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2011 totaled 17, compared with 35 at December 31, 2010. There were six private label mortgage-backed securities in an unrealized loss position at December 31, 2011, with an amortized cost of $23.2 million and unrealized losses totaling $1.9 million. These six securities were all below investment grade at December 31, 2011. The Company held $308,000 in equity securities at year end, but did not hold any investments in equity securities at December 31, 2010.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2011.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(6) Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Mortgage loans:
Residential	$1,308,635	1,386,326
Commercial	1,253,542	1,180,147
Multi-family	564,147	387,189
Construction	114,817	125,192

Total mortgage loans	3,241,141	3,078,854
Commercial loans	849,009	755,487
Consumer loans	560,970	569,597

Total gross loans	4,651,120	4,403,938

Premiums on purchased loans	5,823	6,771
Unearned discounts	(100)	(104)
Net deferred fees	(3,334)	(792)

	$4,653,509	4,409,813

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2011, 2010 and 2009, $1,861,000, $2,038,000 and $2,836,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At December 31, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans
Residential	$16,034	7,936	40,386	64,356	1,244,279	1,308,635	—
Commercial	939	1,155	29,522	31,616	1,221,926	1,253,542	—
Multi-family	—	—	997	997	563,150	564,147	—
Construction	—	—	11,018	11,018	103,799	114,817	—

Total mortgage loans	16,973	9,091	81,923	107,987	3,133,154	3,241,141	—
Commercial loans	2,472	526	32,093	35,091	813,918	849,009	—
Consumer loans	5,276	1,908	8,533	15,717	545,253	560,970	—

Total gross loans	$24,721	11,525	122,549	158,795	4,492,325	4,651,120	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	At December 31, 2010
	30-59 Days	60-89 Days	Non-accrual	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 days
Mortgage loans
Residential	$21,407	8,370	41,247	71,024	1,315,302	1,386,326	—
Commercial	396	4,286	16,091	20,773	1,159,374	1,180,147	—
Multi-family	—	—	201	201	386,988	387,189	—
Construction	1,024	—	9,412	10,436	114,756	125,192	—

Total mortgage loans	22,827	12,656	66,951	102,434	2,976,420	3,078,854	—
Commercial loans	1,958	562	23,505	26,025	729,462	755,487	—
Consumer loans	8,074	3,488	6,808	18,370	551,227	569,597	—

Total gross loans	$32,859	16,706	97,264	146,829	4,257,109	4,403,938	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $122,549,000 and $97,264,000 at December 31, 2011 and 2010, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2011, or 2010.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $3,496,000, $4,114,000 and $2,430,000, for the years ended December 31, 2011, 2010 and 2009, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2011, 2010 and 2009 was insignificant for the periods presented.

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

The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analyses of collateral dependent impaired loans. A third party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan and updated annually, or more frequently if required.

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

December 31, 2011, 2010 and 2009

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

At December 31, 2011, there were 65 impaired loans totaling $103.2 million, of which 48 loans totaling $63.1 million were TDRs. Included in this total were 38 TDRs related to 36 borrowers totaling $38.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2011. At December 31, 2010, there were 24 impaired loans totaling $47.7 million. Included in this total were 6 TDRs related to 5 borrowers totaling $7.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2010.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$76,275	26,974	—	103,249
Collectively evaluated for impairment	3,164,866	822,035	560,970	4,547,871

Total gross loans	$3,241,141	849,009	560,970	4,651,120

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$27,016	20,642	—	47,658
Collectively evaluated for impairment	3,051,838	734,845	569,597	4,356,280

Total gross loans	$3,078,854	755,487	569,597	4,403,938

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands)

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,360	3,966	—	9,326	—	9,326
Collectively evaluated for impairment	34,083	21,415	5,515	61,013	4,012	65,025

Total	$39,443	25,381	5,515	70,339	4,012	74,351

	At December 31, 2010
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$139	2,113	—	2,252	—	2,252
Collectively evaluated for impairment	38,277	20,097	5,616	63,990	2,480	66,470

Total	$38,416	22,210	5,616	66,242	2,480	68,722

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

In the third quarter of 2011, the Company adopted new accounting guidance issued by the FASB, and reassessed all restructurings that occurred between January 1, 2011 and September 30, 2011 for identification as TDRs. As a result of this reassessment, the Company identified an additional five loan relationships totaling $10.8 million as TDRs, $9.2 million of which had been previously identified as non-accrual impaired loans.

The following tables present the number of loans modified as TDRs during the year ended December 31, 2011 and their balances immediately prior to the modification date and post-modification as of December 31, 2011.

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	28	$10,652	10,351
Commercial	4	41,379	41,464

Total mortgage loans	32	52,031	51,815
Commercial loans	7	9,677	9,570
Consumer loans	4	571	575

Total restructured loans	43	$62,279	61,960

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the year ended December 31, 2011 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the year ended December 31, 2011. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $5.5 million at December 31, 2011, and was included in the allowance for loan losses for loans individually evaluated for impairment.

The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.58 percent, compared to a yield of 5.65 percent prior to modification for the year ended December 31, 2011.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2011, and for which there was a payment default (90 days or more past due) during the year ended December 31, 2011:

	Year Ended December 31, 2011
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	4	$795
Commercial	—	—
Multi-family	—	—
Construction	—	—

Total mortgage loans	4	795
Commercial loans	—	—
Consumer loans	—	—

Total restructured loans	4	795

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of period	$68,722	60,744	47,712
Provision charged to operations	28,900	35,500	30,250
Recoveries of loans previously charged off	1,782	1,945	2,402
Loans charged off	(25,053)	(29,467)	(19,620)

Balance at end of period	$74,351	68,722	60,744

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 is as follows (in thousands):

	For the Year Ended December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$38,416	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	9,571	10,786	7,011	27,368	1,532	28,900
Recoveries of loans previously charged off	216	1,019	547	1,782	—	1,782
Loans charged off	(8,760)	(8,634)	(7,659)	(25,053)	—	(25,053)

Balance at end of period	$39,443	25,381	5,515	70,339	4,012	74,351

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Impaired loans receivable by class are summarized as follows (in thousands):

	At December 31, 2011					At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance
Loans with no related allowance
Mortgage loans:
Residential	$3,341	2,793	—	3,285	51	—	—	—
Commercial	8,432	7,521	—	7,915	146	23,351	13,405	—
Multi-family	—	—	—	—	—	—	—	—
Construction	11,410	11,018	—	11,254	258	9,475	9,412	—

Total	23,183	21,332	—	22,454	455	32,826	22,817	—
Commercial loans	4,982	4,651	—	6,222	259	10,173	9,075	—
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$28,165	25,983	—	28,676	714	42,999	31,892	—

Loans with an allowance recorded
Mortgage loans:
Residential	$7,681	7,442	1,056	7,644	187	280	280	13
Commercial	47,531	47,501	4,304	48,102	1,067	3,919	3,919	126
Multi-family	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—

Total	55,212	54,943	5,360	55,746	1,254	4,199	4,199	139
Commercial loans	26,504	22,323	3,966	23,637	37	11,709	11,568	2,113
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$81,716	77,266	9,326	79,383	1,291	15,908	15,767	2,252

Total
Mortgage loans:
Residential	$11,022	10,235	1,056	10,929	238	280	280	13
Commercial	55,963	55,022	4,304	56,017	1,213	27,270	17,324	126
Multi-family	—	—	—	—	—	—	—	—
Construction	11,410	11,018	—	11,254	258	9,475	9,412	—

Total	78,395	76,275	5,360	78,200	1,709	37,025	27,016	139
Commercial loans	31,486	26,974	3,966	29,859	296	21,882	20,642	2,113
Consumer loans	—	—	—	—	—	—	—	—

Total loans	$109,881	103,249	9,326	108,059	2,005	58,907	47,658	2,252

At December 31, 2011, impaired loans consisted of 65 residential, commercial and commercial mortgage loans totaling $103,249,000, all of which were included in nonaccrual loans. At December 31, 2010, impaired loans consisted of 24 residential, commercial and commercial mortgage loans totaling $47,658,000, all of which were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $9,326,000 and $2,252,000 at December 31, 2011 and 2010, respectively. At December 31, 2011

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

and 2010, impaired loans for which there was no related allowance for loan losses totaled $25,983,000 and $31,892,000, respectively. The average balances of impaired loans during the years ended December 31, 2011, 2010 and 2009 were $108,059,000, $42,654,000 and $40,097,000, respectively.

In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $497,219,000 and $474,208,000, at December 31, 2011 and 2010, respectively, and undisbursed home equity and personal credit lines of $273,170,000 and $258,012,000, at December 31, 2011 and 2010, respectively), exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports by the independent third party are presented directly to the Audit Committee of the Board of Directors.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At December 31, 2011
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$7,980	27,773	12,193	10,699	58,645	14,498	1,908	75,051
Substandard	40,386	82,428	8,534	18,643	149,991	73,793	8,533	232,317
Doubtful	—	—		—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	48,366	110,201	20,727	29,342	208,636	88,291	10,441	307,368
Acceptable/watch	1,260,269	1,143,341	543,420	85,475	3,032,505	760,718	550,529	4,343,752

Total outstanding loans	$1,308,635	1,253,542	564,147	114,817	3,241,141	849,009	560,970	4,651,120

	At December 31, 2010
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$8,370	20,726	1,024	18,365	48,485	29,616	3,487	81,588
Substandard	41,247	71,842	201	29,157	142,447	56,767	6,215	205,429
Doubtful	—	—	—	—	—	1,468	—	1,468
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	49,617	92,568	1,225	47,522	190,932	87,851	9,702	288,485
Acceptable/watch	1,336,709	1,087,579	385,964	77,670	2,887,922	667,636	559,895	4,115,453

Total outstanding loans	$1,386,326	1,180,147	387,189	125,192	3,078,854	755,487	569,597	4,403,938

(7) Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Land	$14,073	18,572
Banking premises	58,699	85,092
Furniture, fixtures and equipment	45,431	52,525
Leasehold improvements	26,759	19,466
Construction in progress	2,973	7,378

	147,935	183,033
Less impairment of premises and equipment	—	1,528
Less accumulated depreciation and amortization	81,675	107,248

	$66,260	74,257

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $6,698,000, $6,917,000 and $7,272,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(8) Intangible Assets

Intangible assets at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Goodwill	$353,277	346,290
Core deposit premiums	3,759	6,309
Customer relationship intangible	2,265	—
Mortgage servicing rights	1,413	1,621

	$360,714	354,220

Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Core deposit premiums	$2,550	3,552	4,869
Customer relationship intangible	158	—	—
Mortgage servicing rights	322	279	242

	$3,030	3,831	5,111

Scheduled amortization of core deposit and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2012	$2,016
2013	1,224
2014	929
2015	662
2016	318

(9) Deposits

Deposits at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	Weighted average interest rate	2010	Weighted average interest rate
Savings deposits	$891,742	0.22%	$893,268	0.39%
Money market accounts	1,319,392	0.35	1,186,274	0.68
NOW accounts	1,120,985	0.64	972,285	0.85
Non-interest bearing deposits	695,752	—	547,645	—
Certificates of deposit	1,128,726	1.43	1,278,262	1.61

	$5,156,597		$4,877,734

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Scheduled maturities of certificates of deposit accounts at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Within one year	$755,141	819,509
One to three years	253,158	289,854
Three to five years	119,506	167,822
Five years and thereafter	921	1,077

	$1,128,726	1,278,262

Interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 is summarized as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Savings deposits	$2,971	4,061	6,284
NOW and money market accounts	15,168	18,369	22,710
Certificates of deposits	18,413	25,275	45,561

	$36,552	47,705	74,555

(10) Borrowed Funds

Borrowed funds at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Securities sold under repurchase agreements	$361,833	346,611
FHLB line of credit	30,000	53,000
FHLB advances	518,347	570,072
Federal funds purchased	10,000	—

	$920,180	969,683

FHLB advances are at fixed rates and mature between November 2012 and November 2018. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.

Scheduled maturities of FHLB advances at December 31, 2011 are as follows (in thousands):

2011
Due in one year or less	$9,100
Due after one year through two years	32,572
Due after two years through three years	132,789
Due after three years through four years	180,574
Due after four years through five years	103,069
Thereafter	60,243

$518,347

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Scheduled maturities of securities sold under repurchase agreements at December 31, 2011 are as follows (in thousands):

2011
Due in one year or less	$146,833
Due after one year through two years	45,000
Due after two years through three years	—
Due after three years through four years	15,000
Due after four years through five years	75,000
Thereafter	80,000

$361,833

The following tables set forth certain information as to borrowed funds for the years ended December 31, 2011 and 2010 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2011:
Securities sold under repurchase agreements	$366,460	338,839	2.18%
FHLB line of credit	64,000	9,918	0.47
FHLB advances	585,234	560,420	2.81
Federal funds purchased	10,000	353	0.50
2010:
Securities sold under repurchase agreements	$499,190	392,934	2.51%
FHLB line of credit	53,000	512	0.42
FHLB advances	578,168	546,910	3.66

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements.

(11) Benefit Plans

Pension and Post-retirement Benefits

The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2011, management believes that no contributions will be made to the pension plan in 2012.

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

December 31, 2011, 2010 and 2009

employees with less than ten years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen to new entrants and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006.

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2011	2010	2009	2011	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$21,210	18,942	18,011	17,556	16,503	17,854
Plan Amendment					—	—
Service cost	—	—	—	177	133	150
Interest cost	1,252	1,137	1,084	1,020	924	933
Actuarial loss (gain)	1,924	337	307	1,348	(771)	(1,981)
Benefits paid	(822)	(686)	(460)	(662)	(458)	(453)
Change in actuarial assumptions	4,713	1,480	—	3,888	1,225	—

Benefit obligation at end of year	$28,277	21,210	18,942	23,327	17,556	16,503

Change in plan assets:
Fair value of plan assets at beginning of year	$28,416	21,935	13,335	—	—	—
Actual return on plan assets	218	2,083	2,574	—	—	—
Employer contributions	4,854	5,084	6,486	662	458	453
Benefits paid	(822)	(686)	(460)	(662)	(458)	(453)

Fair value of plan assets at end of year	$32,666	28,416	21,935	—	—	—

Funded status at end of year	$4,389	7,206	2,993	(23,327)	(17,556)	(16,503)

The prepaid pension benefits of $4.4 million and the unfunded post-retirement healthcare and life insurance benefits of $23.3 million at December 31, 2011 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.

The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2011 and 2010 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2011	2010	2011	2010
Unrecognized transition obligation	$—	—	—	—
Unrecognized prior service cost	—	—	(13)	(16)
Unrecognized net actuarial gain	15,371	7,446	(1,550)	(7,241)

Total accumulated other comprehensive loss (gain)	$15,371	7,446	(1,563)	(7,257)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Net periodic benefit cost (increase) for the years ending December 31, 2011, 2010 and 2009, included the following components (in thousands):

	Pension			Post-retirement
	2011	2010	2009	2011	2010	2009
Service cost	$—	—	—	177	133	150
Interest cost	1,252	1,137	1,084	1,020	924	933
Return on plan assets	(2,244)	(2,083)	(2,574)	—	—	—
Amortization of:
Net gain (loss)	721	830	2,243	(454)	(801)	(814)
Unrecognized prior service cost	—	—	—	(4)	(4)	(4)
Unrecognized remaining assets	—	—	—	—	—	—

Net periodic benefit (increase) cost	$(271)	(116)	753	739	252	265

The weighted average actuarial assumptions used in the plan determinations at December 31, 2011, 2010 and 2009 were as follows:

	Pension			Post-retirement
	2011	2010	2009	2011	2010	2009
Discount rate	4.50%	5.50%	6.00%	4.50%	5.50%	6.00%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	7.00	7.50	8.00

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. We compare this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 4.50% was selected for the December 31, 2011 measurement date and the 2011 expense calculation.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2011 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$215	(170)
Effect on post-retirement benefits obligation	2,970	(2,400)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2012	$804,000	$742,000
2013	828,000	773,000
2014	884,000	806,000
2015	910,000	837,000
2016	1,045,000	875,000

The weighted-average asset allocation of pension plan assets at December 31, 2011 and 2010 were as follows:

Asset Category	2011	2010
Domestic equities	46%	44%
Foreign equities	14%	14%
Fixed income	40%	39%
Real estate	0%	2%
Cash	0%	1%

Total	100%	100%

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

Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	46%	35-55%
Foreign equities	14%	5-25%
Fixed income	40%	30-50%
Real estate	0%	0-10%
Cash	0%	0-35%

Total	100%

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2011 and 2010, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2011
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$195	—	195	—
Mutual funds:
Fixed income	6,793	6,793	—	—
International equity	4,543	4,543	—	—
Large U.S. equity	1,288	1,288	—	—
Small/Mid U.S. equity	1,296	1,296	—	—
Total mutual funds	13,920	13,920	—	—

Fixed income	6,302	—	6,302	—
Large U.S. equity	10,313	—	10,313	—
Small/Mid U.S. equity	1,936	—	1,936	—

Total pooled separate accounts	18,551	—	18,551	—

Total investments	$32,666	13,920	18,746	—

	Fair value measurements at December 31, 2010
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$198	—	198	—
Mutual funds:
Fixed income	5,932	5,932	—	—
International equity	3,956	3,956	—	—
Large U.S. equity	1,125	1,125	—	—
Small/Mid U.S. equity	1,133	1,133	—	—

Total mutual funds	12,146	12,146	—	—
Pooled separate accounts
Fixed income	5,339	—	5,339	—
Large U.S. equity	9,027	—	9,027	—
Small/Mid U.S. equity	1,706	—	1,706	—

Pooled separate accounts	16,072	—	16,072	—

Total investments	$28,416	12,146	16,270	—

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third party investment manager.

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2011, 2010 and 2009, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2011, 2010 and 2009 were $511,000, $493,000 and $501,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Supplemental Executive Retirement Plan

The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $173,000, $173,000 and $184,000 for the years 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, $2,165,000 and $2,136,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. An increase of $117,000 and decreases of $9,000, and $20,000, net of tax, were recorded in other comprehensive income for 2011, 2010 and 2009, respectively, in connection with this supplemental retirement plan.

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

The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2011, 2010 and 2009. At December 31, 2011 and 2010, $211,000 and $221,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. An increase of $13,000, a decrease of $14,000, and an increase of $29,000, net of tax, were recorded in other comprehensive income for 2011, 2010 and 2009, respectively, in connection with this plan.

The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2011, was $62.8 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the ESOP years ending December 31, 2011 and 2010, 183,024 shares and 178,510 shares were released, respectively. Unallocated ESOP shares held in suspense totaled 3,246,276 at December 31, 2011, and had a fair value of $43.5 million. ESOP compensation expense for the years ended December 31, 2011, 2010 and 2009 was $1,926,000, $1,840,000 and $1,494,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Non-Qualified Supplemental Defined Contribution Plan (“ the Supplemental Employee Stock Ownership Plan”)

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

The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2011 and 2010 was $6,000 and $5,000 and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on US Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2011 and 2010 was $24,000 and 17,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.

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

Stock Awards

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $3,169,000, $2,422,000 and $1,888,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2011	2010	2009
Outstanding at beginning of year	728,015	549,693	146,696
Granted	340,206	321,668	483,518
Forfeited	(11,866)	(16,909)	(34,638)
Vested	(151,944)	(126,437)	(45,883)

Outstanding at the end of year	904,411	728,015	549,693

As of December 31, 2011, unrecognized compensation cost relating to unvested restricted stock totaled $2.3 million. This amount will be recognized over a remaining weighted average period of 1.7 years.

Stock Options

Each stock option granted entitles the holder to purchase one share of the Company’s common stock at an exercise price not less than the fair value of a share of the Company’s common stock at the date of grant. Options generally vest over a five-year period from the date of grant and expire no later than 10 years following the grant date. Additionally, certain options are three-year performance vesting options, which may or may not vest depending upon the attainment of certain corporate financial targets.

A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2011		2010		2009
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,178,764	$17.42	4,101,499	$17.81	3,962,349	$18.23
Granted	83,422	14.50	213,782	10.34	232,872	10.39
Exercised	(500)	12.54	(4,174)	12.45	—	—
Forfeited	(2,847)	12.65	(3,047)	13.26	(17,280)	12.03
Expired	(9,941)	15.85	(129,296)	18.51	(76,442)	18.51

Outstanding at the end of year	4,248,898	$17.37	4,178,764	$17.42	4,101,499	$17.81

The total fair value of shares vesting during 2011, 2010 and 2009 was $590,000, $636,000 and $630,000, respectively.

Compensation expense of approximately $394,000, $156,000 and $46,000 is projected for 2012, 2013 and 2014, respectively, on stock options outstanding at December 31, 2011.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 10.27-15.14	681,823	7.4 years	$11.43	139,228	$12.06
$ 17.43-19.22	3,567,075	2.0 years	$18.49	3,512,114	$18.50

The stock options outstanding and stock options exercisable at December 31, 2011 have an aggregate intrinsic value of $1,445,000 and $112,000, respectively.

The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.

Compensation expense related to the Company’s stock option plan totaled $751,000, $826,000 and $797,000 for 2011, 2010 and 2009, respectively.

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

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2011	2010	2009
Expected dividend yield	3.03%	4.26%	4.23%
Expected volatility	32.20%	40.78%	81.45%
Risk-free interest rate	2.16%	2.40%	1.92%
Expected option life	8 years	8 years	8 years

The weighted average fair value of options granted during 2011, 2010 and 2009 was $3.74, $2.91 and $5.39 per option, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(12) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$23,423	20,124	12,289
State	181	179	93

Total current	23,604	20,303	12,382

Deferred:
Federal	(2,203)	(3,299)	(3,997)
State	(1,559)	(440)	(1,378)

Total deferred	(3,762)	(3,739)	(5,375)

	$19,842	16,564	7,007

The Bank recorded, in accumulated other comprehensive income, deferred tax expense of $2,065,000, $5,751,000 and $4,415,000 during 2011, 2010 and 2009, respectively, to reflect the tax effect of the unrealized gain on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax (benefit) expense of ($5,666,000), ($900,000) and $489,000 in 2011, 2010 and 2009, respectively, related to the amortization of post-retirement obligations.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Tax expense at statutory rate of 35%	$27,015	23,195	(40,186)
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	(896)	(170)	(836)
Goodwill impairment	—	—	53,376
Tax-exempt interest income	(3,821)	(3,811)	(3,726)
Change in valuation reserve	—	—	281
Bank-owned life insurance	(1,835)	(2,082)	(1,887)
Other, net	(621)	(568)	(15)

	$19,842	16,564	7,007

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$30,100	27,565
Post-retirement benefit	10,168	10,137
Deferred compensation	3,010	2,987
Intangibles	769	381
Depreciation	388	1,480
SERP	885	873
ESOP	2,990	2,766
Stock-based compensation	7,449	6,641
Non-accrual interest	6,679	4,584
State AMA	849	849
State NOL	715	840
Pension liability adjustments	5,711	46
Other	2,604	1,048

Total gross deferred tax assets	72,317	60,197
Valuation Reserve	(246)	(1,086)

Deferred tax liabilities:
Pension expense	8,080	5,986
Deferred loan costs	3,344	3,372
Investment securities, principally due to accretion of discounts	264	322
Purchase accounting adjustments	802	770
Originated mortgage servicing rights	553	635
Unrealized gain on securities	12,300	10,236

Total gross deferred tax liabilities	25,343	21,321

Net deferred tax asset	$46,728	37,790

Equity at December 31, 2011 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2011, the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

The Company recorded deferred tax assets of $1,577,000 from the acquisition of Beacon Trust. In 2010, the company recorded a valuation reserve of $1,086,000. This valuation reserve primarily relates to state net operating losses of approximately $14,346,000 and unused capital loss carryforwards of approximately $716,000. The state net operating losses are scheduled to expire in 2029. In 2011, Management released the portion of the valuation allowance associated with the state net operating losses, approximately $840,000, due to the expectation of current and future taxable income.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2011 and 2010.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files separate State of New Jersey income tax returns. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2008.

(13) Lease Commitments

The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2011, are summarized as follows (in thousands):

Year ending December 31:
2012	$5,487
2013	5,092
2014	4,691
2015	4,236
2016	4,281
Thereafter	18,304

$42,091

Rental expense was $6,315,000, $4,516,000 and $4,411,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(15) Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2011 and 2010, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00%; a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

As of December 31, 2011 and 2010, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2011 and 2010, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following is a summary of the Company’s actual capital amounts and ratios as of December 31, 2011 and 2010, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Leverage (Tier 1)	$583,770	8.74%	$267,308	4.00%	$334,135	5.00%
Risk-based capital:
Tier 1	583,770	12.80	182,477	4.00	273,175	6.00
Total	641,008	14.05	364,953	8.00	456,191	10.00

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Leverage (Tier 1)	$554,497	8.57%	$258,933	4.00%	$323,667	5.00%
Risk-based capital:
Tier 1	554,497	13.00	170,604	4.00	255,906	6.00
Total	608,001	14.26	341,208	8.00	426,510	10.00

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Leverage (Tier 1)	$496,139	7.42%	$267,319	4.00%	$334,149	5.00%
Risk-based capital:
Tier 1	496,139	10.88	182,481	4.00	273,722	6.00
Total	553,378	12.13	364,962	8.00	456,203	10.00

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Leverage (Tier 1)	$465,442	7.19%	$258,953	4.00%	$323,691	5.00%
Risk-based capital:
Tier 1	465,442	10.91	170,634	4.00	255,951	6.00
Total	518,951	12.17	341,268	8.00	426,585	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(16) Fair Value of Measurement of Assets and Liabilities

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2011 and 2010, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$105,558	105,558	—	—
Mortgage-backed securities	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	—	11,614	—
Corporate obligations	7,636	—	7,636	—
Equities	308	308	—	—

	$1,376,119	$105,866	1,270,253	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$56,620	—	—	56,620
Foreclosed assets	12,802	—	—	12,802

	$69,422	—	—	69,422

		Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$109,843	109,843	—	—
Mortgage-backed securities	1,247,526	—	1,247,526	—
State and municipal obligations	11,629	—	11,629	—
Corporate obligations	9,929	—	9,929	—

	$1,378,927	109,843	1,269,084	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$22,375	—	—	22,375
Foreclosed assets	2,858	—	—	2,858

	$25,233	—	—	25,233

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a recurring basis during the years ended December 31, 2011 and 2010.

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

The valuation techniques described below were used to measure fair value of financial instruments in the preceding table on a non-recurring basis during the years ended December 31, 2011 and 2010.

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

There were no changes to the valuation techniques for fair value measurement during the years ended December 31, 2011 and 2010.

(17) Fair Value of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value.

Investment Securities and Securities Available for Sale

The fair value of investment securities and securities available for sale is estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices.

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

December 31, 2011, 2010 and 2009

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

The estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are presented in the following table (in thousands):

	2011		2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$69,632	69,632	52,229	52,229
Securities available for sale	1,376,119	1,376,119	1,378,927	1,378,927
Investment securities held to maturity	348,318	366,296	346,022	351,680
FHLB-NY stock	38,927	38,927	38,283	38,283
Loans	4,579,158	4,804,036	4,341,091	4,487,268
Financial liabilities:
Deposits	$5,156,597	5,171,084	4,877,734	4,895,937
Borrowed funds	920,180	955,037	969,683	987,374

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(18) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2011 and 2010.

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$69,487	$69,811	$69,157	$67,264
Interest expense	16,040	15,635	14,701	13,353

Net interest income	53,447	54,176	54,456	53,911
Provision for loan losses	7,900	7,500	7,500	6,000

Net interest income after provision for loan losses	45,547	46,676	46,956	47,911
Non-interest income	7,172	8,043	8,650	8,677
Non-interest expense	35,351	35,933	34,953	36,209

Income before income tax expense	17,368	18,786	20,653	20,379
Income tax expense	4,437	4,809	5,087	5,509

Net income	$12,931	$13,977	$15,566	$14,870

Basic earnings per share	$0.23	$0.25	$0.27	$0.26
Diluted earnings per share	$0.23	$0.25	$0.27	$0.26

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$72,407	$72,011	$71,897	$70,219
Interest expense	21,639	19,870	18,862	17,198

Net interest income	50,768	52,141	53,035	53,021
Provision for loan losses	9,000	9,000	8,600	8,900

Net interest income after provision for loan losses	41,768	43,141	44,435	44,121
Non-interest income	8,009	7,973	7,803	7,767
Non-interest expense	34,762	33,931	34,081	35,974

Income before income tax expense	15,015	17,183	18,157	15,914
Income tax expense	3,828	4,243	4,694	3,799

Net income	$11,187	$12,940	$13,463	$12,115

Basic earnings per share	$0.20	$0.23	$0.24	$0.21
Diluted earnings per share	$0.20	$0.23	$0.24	$0.21

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(19) Earnings (Loss) Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings (loss) per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2011	2010	2009
Net income (loss)	$57,344	$49,705	$(121,824)

Basic weighted average common shares outstanding	56,856,083	56,572,040	56,275,694
Plus:
Dilutive shares	12,441	—	—

Diluted weighted average common shares outstanding	56,868,524	56,572,040	56,275,694

Earnings (loss) per share:
Basic	$1.01	$0.88	$(2.16)
Diluted	$1.01	$0.88	$(2.16)

Anti-dilutive stock options and awards totaling 3,739,767 shares at December 31, 2011, were excluded from the earnings per share calculations.

(20) Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$9,374	$5,492

Securities available for sale, at fair value	308	—
Investment in subsidiary	864,846	832,633
Due from subsidiary—SAP	16,260	19,276
ESOP loan	62,785	65,363
Other assets	58	—

Total assets	$953,631	$922,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	1,154	1,077
Total stockholders’ equity	952,477	921,687

Total liabilities and stockholders’ equity	$953,631	$922,764

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Operations

(Dollars in Thousands)

	For the Year Ended December 31,
	2011	2010	2009
Dividends from subsidiary	$26,900	$13,600	$15,300
Interest income	2,615	2,710	2,800
Investment gain	3	100	(287)
Other income	—	—	27

Total income	29,518	16,410	17,840

Non-interest expense	1,010	760	807

Total expense	1,010	760	807

Income before income tax expense	28,508	15,650	17,033

Income tax expense	579	1,553	61

Income before undistributed net income of subsidiary	27,929	14,097	16,972
Equity in undistributed net income of subsidiary (dividends in excess of earnings)	29,415	35,608	(138,796)

Net income (loss)	$57,344	$49,705	$(121,824)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$57,344	$49,705	$(121,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Dividends in excess of earnings (equity in undistributed net income) of subsidiary	(29,415)	(35,608)	138,796
ESOP allocation	2,467	1,840	1,494
SAP allocation	3,198	2,422	1,888
Stock option allocation	719	826	797
Loss (gain) on sales of securities available for sale	—	—	845
Securities impairment charge	—	—	1,264
Decrease in Due from Subsidiary—SAP	3,016	2,509	911
Increase in other assets	(8,039)	(1,373)	(11,093)
Increase (decrease) in other liabilities	77	1,077	(1,251)

Net cash provided by operating activities	29,367	21,398	11,827

Cash flows from investing activities:
Purchases of available for sale securities	(308)	—	—
Proceeds from sales of available for sale securities	—	—	12,507
Net decrease in ESOP loan	2,578	2,388	2,242
Cash consideration paid to acquire First Morris net of cash and cash equivalents received	—	—	—

Net cash provided by investing activities	2,270	2,388	14,749

Cash flows from financing activities:
Purchases of treasury stock	(4,139)	(193)	(119)
Cash dividends paid	(26,805)	(24,984)	(24,869)
Shares issued dividend reinvestment plan	3,180	—	—
Stock options exercised	9	51	—

Net cash used in financing activities	(27,755)	(25,126)	(24,988)

Net increase (decrease) in cash and cash equivalents	3,882	(1,340)	1,588
Cash and cash equivalents at beginning of period	5,492	6,832	5,244

Cash and cash equivalents at end of period	$9,374	$5,492	$6,832

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christopher Martin, the Company’s President and Chief Executive Officer, and Thomas M. Lyons, the Company’s Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This report appears on page 66.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “The Board of Directors”, “Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2012 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2012 and is incorporated herein by reference.

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

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2012 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2011 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	4,248,898	$17.37	2,694,582	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,248,898	$17.37	2,694,582

(1)	Consists of outstanding stock options to purchase 4,248,898 shares of common stock granted under the Company’s stock-based compensation plans.
(2)	The weighted average exercise price reflects the exercise price of $18.57 per share for 2,970,500 stock options granted in 2003; an exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004; an exercise price of $18.03 for 41,000 stock options granted in 2005; an exercise price of $18.55 for 90,000 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 230,575 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007; an exercise price of $12.54 for 153,880 stock options granted in 2008; an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 205,739 stock options granted in 2009; an exercise price of $10.34 for 213,782 stock options granted in 2010; and an exercise price of $14.50 for 83,422 stock options granted in 2011 under the Company’s stock-based compensation plans.
(3)	Consists of stock options to purchase up to 2,694,582 shares that remained available to grant under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under “Proposal I Election of Provident Directors” under the caption “Corporate Governance Matters—“Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2012 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 26, 2012 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Companys Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan.

10.19	Omnibus Incentive Compensation Plan.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

(b) The exhibits listed under (a)(3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: February 29, 2012	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 29, 2012	Date:	February 29, 2012

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	February 29, 2012

By:	/s/ THOMAS BERRY	By:	/s/ LAURA L. BROOKS
	Thomas Berry, Director		Laura L. Brooks, Director

Date:	February 29, 2012	Date:	February 29, 2012

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	February 29, 2012	Date:	February 29, 2012

By:	/s/ TERENCE GALLAGHER	By:	/S/ CARLOS HERNANDEZ
	Terence Gallagher, Director		Carlos Hernandez, Director

Date:	February 29, 2012	Date:	February 29, 2012

By:	/s/ THOMAS B. HOGAN JR.	By:	/S/ KATHARINE LAUD
	Thomas B. Hogan Jr., Director		Katharine Laud, Director

Date:	February 29, 2012	Date:	February 29, 2012

By:	/S/ EDWARD O’DONNELL	By:	/S/ JEFFRIES SHEIN
	Edward O’Donnell, Director		Jeffries Shein, Director

Date:	February 29, 2012	Date:	February 29, 2012

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc.

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Companys Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan.

10.19	Omnibus Incentive Compensation Plan.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed