Form 10-Q
period 2012-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2012-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 2, 2012 there were 83,209,293 shares issued and 60,182,973 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 421,403 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2012 (Unaudited) and December 31, 2011

(Dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$68,243	$68,553
Short-term investments	1,012	1,079

Total cash and cash equivalents	69,255	69,632

Securities available for sale, at fair value	1,399,961	1,376,119
Investment securities held to maturity (fair value of $368,016 at March 31, 2012 (unaudited) and $366,296 at December 31, 2011)	351,669	348,318
Federal Home Loan Bank Stock	38,684	38,927

Loans	4,658,802	4,653,509
Less allowance for loan losses	73,996	74,351

Net loans	4,584,806	4,579,158

Foreclosed assets, net	14,440	12,802
Banking premises and equipment, net	65,508	66,260
Accrued interest receivable	22,701	24,653
Intangible assets	360,029	360,714
Bank-owned life insurance	143,372	142,010
Other assets	70,637	78,810

Total assets	$7,121,062	$7,097,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,199,643	$3,136,129
Savings deposits	905,440	891,742
Certificates of deposit of $100,000 or more	372,759	383,174
Other time deposits	717,032	745,552

Total deposits	5,194,874	5,156,597

Mortgage escrow deposits	23,370	20,955
Borrowed funds	893,066	920,180
Other liabilities	44,277	47,194

Total liabilities	6,155,587	6,144,926

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 60,182,973 shares outstanding at March 31, 2012 and 59,968,195 outstanding at December 31, 2011	832	832
Additional paid-in capital	1,019,425	1,019,253
Retained earnings	374,109	363,011
Accumulated other comprehensive income	9,316	9,571
Treasury stock	(383,442)	(384,725)
Unallocated common stock held by the Employee Stock Ownership Plan	(54,765)	(55,465)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,367)	(7,390)
Deferred compensation – Directors’ Deferred Fee Plan	7,367	7,390

Total stockholders’ equity	965,475	952,477

Total liabilities and stockholders’ equity	$7,121,062	$7,097,403

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Interest income:
Real estate secured loans	$38,959	$40,290
Commercial loans	10,370	10,082
Consumer loans	6,289	6,519
Securities available for sale and Federal Home Loan Bank Stock	8,332	9,494
Investment securities	2,918	3,093
Deposits, Federal funds sold and other short-term investments	12	9

Total interest income	66,880	69,487

Interest expense:
Deposits	7,002	9,830
Borrowed funds	5,041	6,210

Total interest expense	12,043	16,040

Net interest income	54,837	53,447
Provision for loan losses	5,000	7,900

Net interest income after provision for loan losses	49,837	45,547

Non-interest income:
Fees	8,075	5,562
Net gain on securities transactions	2,183	14
Bank-owned life insurance	1,362	1,408
Other income	1,108	188

Total non-interest income	12,728	7,172

Non-interest expense:
Compensation and employee benefits	20,508	18,483
Net occupancy expense	5,026	5,274
Data processing expense	2,588	2,264
FDIC insurance	1,390	1,880
Amortization of intangibles	739	840
Impairment of premises and equipment	—	807
Advertising and promotion expense	685	598
Other operating expenses	5,855	5,205

Total non-interest expense	36,791	35,351

Income before income tax expense	25,774	17,368

Income tax expense	7,346	4,437

Net income	$18,428	$12,931

Basic earnings per share	$0.32	$0.23
Average basic shares outstanding	57,051,827	56,771,307

Diluted earnings per share	$0.32	$0.23
Average diluted shares outstanding	57,082,631	56,771,307

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands, )

	Three months ended March 31,
	2012	2011

Net income	$18,428	$12,931
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	1,424	(1,230)
Reclassification adjustment for (gains) losses included in net income	(1,291)	—

Total	133	(1,230)
Amortization related to post retirement obligations	(388)	(1,937)

Total other comprehensive (loss) income	(255)	(3,167)

Total comprehensive income	$18,173	$9,764

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Net income	—	—	12,931	—	—	—	—	—	12,931
Other comprehensive loss, net of tax				(3,167)					(3,167)
Cash dividends declared	—	—	(6,649)	—	—	—	—	—	(6,649)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(301)	—	—	—	(301)
Allocation of ESOP shares	—	(101)	—	—	—	696	—	—	595
Stock option exercises		(1)			4				3
Allocation of SAP shares	—	801	—	—	—	—	—	—	801
Allocation of stock options	—	206	—	—	—	—	—	—	206

Balance at March 31, 2011	$832	$1,018,220	$338,754	$11,587	$(385,391)	$(57,896)	$(7,459)	$7,459	$926,106

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 and 2011 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	18,428	—	—	—	—	—	18,428
Other comprehensive loss, net of tax				(255)					(255)
Cash dividends paid	—	—	(7,330)	—	—	—	—	—	(7,330)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(1,938)	—	—	—	(1,938)
Shares issued dividend reinvestment plan		(746)			3,221				2,475
Stock option exercises		—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(115)	—	—	—	700	—	—	585
Allocation of SAP shares	—	944	—	—	—	—	—	—	944
Allocation of stock options	—	89	—	—	—	—	—	—	89

Balance at March 31, 2012	$832	$1,019,425	$374,109	$9,316	$(383,442)	$(54,765)	$(7,367)	$7,367	$965,475

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$18,428	$12,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,444	2,552
Impairment of premises and equipment	—	807
Provision for loan losses	5,000	7,900
Deferred tax expense (benefit)	415	(1,353)
Increase in cash surrender value of Bank-owned life insurance	(1,362)	(1,408)
Net amortization of premiums and discounts on securities	3,713	3,354
Accretion of net deferred loan fees	(832)	(205)
Amortization of premiums on purchased loans, net	427	391
Net increase in loans originated for sale	(9,355)	(2,267)
Proceeds from sales of loans originated for sale	9,800	2,294
Proceeds from sales of foreclosed assets	3,657	787
ESOP expense	585	595
Allocation of stock award shares	944	801
Allocation of stock options	89	206
Net gain on sale of loans	(445)	(27)
Net gain on securities transactions	(2,183)	(14)
Net gain (loss) on sale of premises and equipment	42	(90)
Net gain on sale of foreclosed assets	(25)	(38)
Decrease in accrued interest receivable	1,952	1,732
Decrease in other assets	2,060	519
Decrease in other liabilities	(2,917)	(732)

Net cash provided by operating activities	32,437	28,735

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	29,134	14,447
Purchases of investment securities held to maturity	(32,662)	(10,226)
Proceeds from sales of securities available for sale	47,131	14
Proceeds from maturities and paydowns of securities available for sale	118,432	117,036
Purchases of securities available for sale	(190,565)	(5,094)
Purchases of loans	(19,088)	(48,803)
Net decrease in loans	8,930	936
Proceeds from sales of premises and equipment	71	448
Purchases of premises and equipment	(982)	(3,578)

Net cash (used in) provided by investing activities	(39,599)	65,180

Cash flows from financing activities:
Net increase in deposits	38,277	10,265
Increase in mortgage escrow deposits	2,415	1,905
Purchase of treasury stock	(1,938)	(301)
Cash dividends paid to stockholders	(7,330)	(6,649)
Shares issued dividend reinvestment plan	2,475	—
Stock options exercised	—	3
Proceeds from long-term borrowings	—	90,000
Payments on long-term borrowings	(397)	(82,877)
Net decrease in short-term borrowings	(26,717)	(53,518)

Net cash provided by (used in) financing activities	6,785	(41,172)

Net (decrease) increase in cash and cash equivalents	(377)	52,743
Cash and cash equivalents at beginning of period	69,632	52,229

Cash and cash equivalents at end of period	$69,255	$104,972

Cash paid during the period for:
Interest on deposits and borrowings	$12,147	$16,475

Income taxes	$—	$2,280

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$5,270	$366

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for all of 2012.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2011 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended March 31,
	2012			2011
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$18,428			$12,931

Basic earnings per share:
Income available to common stockholders	$18,428	57,051,827	$0.32	$12,931	56,771,307	$0.23

Dilutive shares		30,804			—

Diluted earnings per share:
Income available to common stockholders	$18,428	57,082,631	$0.32	$12,931	56,771,307	$0.23

Anti-dilutive stock options and awards totaling 3,849,532 shares at March 31, 2012, were excluded from the earnings per share calculations.

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

The purchase price was allocated to the acquired assets and liabilities of Beacon based on their fair value as of August 11, 2011. The allocation of the purchase price is presented in the following table.

(in thousands)
Assets:
Cash and cash equivalents	$96
Securities	164
Premises and equipment	241
Goodwill	7,124
Core relationship intangible	2,423
Other assets	1,378

Total assets	$11,426

Liabilities:
Other liabilities	4,076

Total liabilities	$4,076

In connection with the Beacon transaction, the Company recorded goodwill of $7.1 million, none of which was estimated to be deductible for income tax purposes. In addition, a core relationship intangible (“CRI”) of $2.4 million was recognized in connection with the Beacon acquisition and is being amortized on an accelerated basis over an estimated useful life of twelve years.

Note 3. Investment Securities

At March 31, 2012, the Company had $1.40 billion and $351.7 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of March 31, 2012 totaled 46, compared with 24 at December 31, 2011. This included four private label mortgage-backed securities at March 31, 2012, with an amortized cost of $13.8 million and unrealized losses totaling $739,000. Three of these private label mortgage-backed securities were below investment grade at March 31, 2012. All securities with unrealized losses at March 31, 2012 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at March 31, 2012.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$91,995	462	—	92,457
Mortgage-backed securities	1,260,289	31,046	(1,810)	1,289,525
State and municipal obligations	11,054	520	(2)	11,572
Corporate obligations	6,012	63	—	6,075
Equity securities	307	25	—	332

	$1,369,657	32,116	(1,812)	1,399,961

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	105,130	442	(14)	105,558
Mortgage-backed securities	1,221,988	31,206	(2,191)	1,251,003
State and municipal obligations	11,066	553	(5)	11,614
Corporate obligations	7,517	119	—	7,636
Equity securities	307	1	—	308

	$1,346,008	32,321	(2,210)	1,376,119

The amortized cost and fair value of securities available for sale at March 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2012
	Amortized cost	Fair value
Due in one year or less	$41,638	41,780
Due after one year through five years	65,693	66,504
Due after five years through ten years	1,730	1,820
Mortgage-backed securities	1,260,289	1,289,525
Equity securities	307	332

	$1,369,657	1,399,961

Proceeds from the sale of securities available for sale for the three months ended March 31, 2012 were $47,131,000, resulting in gross gains of $2,160,000 and gross losses of zero. No securities were sold in the three months ended March 31, 2011.

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

	March 31, 2012	March 31, 2011
Beginning credit loss amount	$1,240	938
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$1,240	938

The following table represents the Company’s disclosure regarding the length of time that securities available for sale with temporary impairment were in an unrealized loss position at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$204,869	(1,074)	12,923	(736)	217,792	(1,810)
State and municipal obligations	517	(2)	—	—	517	(2)

	$205,386	(1,076)	12,923	(736)	218,309	(1,812)

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$64,838	(278)	12,453	(1,913)	77,291	(2,191)
State and municipal obligations	777	(5)	—	—	777	(5)
Agency notes	5,032	(14)	—	—	5,032	(14)

	$70,647	(297)	12,453	(1,913)	83,100	(2,210)

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2012, and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

The Company estimates loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2012.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,947	32	(2)	3,977
Mortgage-backed securities	18,777	814	—	19,591
State and municipal obligations	320,429	15,698	(486)	335,641
Corporate obligations	8,516	297	(6)	8,807

	$351,669	16,841	(494)	368,016

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,647	36	—	3,683
Mortgage-backed securities	22,321	859	—	23,180
State and municipal obligations	314,108	16,863	(69)	330,902
Corporate obligations	8,242	296	(7)	8,531

	$348,318	18,054	(76)	366,296

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three months ended March 31, 2012, the Company recognized a gain of $23,000 related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $2,731,000. For the three months ended March 31, 2011, the Company recognized a gain of $14,000 related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $1,276,000.

The amortized cost and fair value of investment securities held to maturity at March 31, 2012 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2012
	Amortized cost	Fair value
Due in one year or less	$51,538	51,768
Due after one year through five years	84,119	87,421
Due after five years through ten years	88,812	95,179
Due after ten years	108,423	114,057
Mortgage-backed securities	18,777	19,591

	$351,669	368,016

The following table represents the Company’s disclosure regarding the length of time that investment securities held to maturity with temporary impairment were in an unrealized loss position at March 31, 2012 and December 31, 2011 (in thousands)

	March 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$298	(2)	—	—	298	(2)
State and municipal obligations	19,048	(486)	—	—	19,048	(486)
Corporate obligations	788	(6)	—	—	788	(6)

	$20,134	(494)	—	—	20,134	(494)

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	3,868	(63)	316	(6)	4,184	(69)
Corporate obligations	394	(7)	—	—	394	(7)

	$4,262	(70)	316	(6)	4,578	(76)

Based on a review of the securities portfolio, the Company believes that as of March 31, 2012, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Note 4. Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans:
Residential	$1,297,437	1,308,635
Commercial	1,262,756	1,253,542
Multi-family	572,491	564,147
Construction	118,714	114,817

Total mortgage loans	3,251,398	3,241,141
Commercial loans	834,211	849,009
Consumer loans	571,010	560,970

Total gross loans	4,656,619	4,651,120

Premiums on purchased loans	5,621	5,823
Unearned discounts	(95)	(100)
Net deferred fees	(3,343)	(3,334)

	$4,658,802	4,653,509

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At March 31, 2012
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$11,229	6,908	39,146	57,283	1,240,154	1,297,437	—
Commercial	—	—	29,698	29,698	1,233,058	1,262,756	—
Multi-family	—	977	—	977	571,514	572,491	—
Construction	—	—	10,888	10,888	107,826	118,714	—

Total mortgage loans	11,229	7,885	79,732	98,846	3,152,552	3,251,398	—
Commercial loans	5,526	997	32,621	39,144	795,067	834,211	—
Consumer loans	5,284	2,369	7,989	15,642	555,368	571,010	—

Total loans	$22,039	11,251	120,342	153,632	4,502,987	4,656,619	—

	At December 31, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$16,034	7,936	40,386	64,356	1,244,279	1,308,635	—
Commercial	939	1,155	29,522	31,616	1,221,926	1,253,542	—
Multi-family	—	—	997	997	563,150	564,147	—
Construction	—	—	11,018	11,018	103,799	114,817	—

Total mortgage loans	16,973	9,091	81,923	107,987	3,133,154	3,241,141	—
Commercial loans	2,472	526	32,093	35,091	813,918	849,009	—
Consumer loans	5,276	1,908	8,533	15,717	545,253	560,970	—

Total loans	$24,721	11,525	122,549	158,795	4,492,325	4,651,120	—

Within the loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these non-accrual loans was $120.3 million and $122.5 million at March 31, 2012 and December 31, 2011, respectively. Included in non-accrual loans were $41.4 million and $45.6 million of loans which were less than 90 days past due at March 31, 2012 and December 31, 2011, respectively. There were no loans ninety days or greater past due and still accruing interest at March 31, 2012, or December 31, 2011.

The Company defines an impaired loan as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.

The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analyses of collateral dependent impaired loans. A third party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan and is updated annually or more frequently, if required.

A specific allocation of the allowance for loan losses is established for each collateral dependent impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each fiscal quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses during the process described.

At March 31, 2012, there were 79 impaired loans totaling $111.6 million, of which 57 loans totaling $74.0 million were TDRs. Included in this total were 46 TDRs to 42 borrowers totaling $49.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2012. At December 31, 2011, there were 65 impaired loans totaling $103.2 million, of which 48 loans totaling $63.1 million were TDRs. Included in this total were 38 TDRs to 36 borrowers totaling $38.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2011.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At March 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$75,698	35,249	616	111,563
Collectively evaluated for impairment	3,175,700	798,962	570,394	4,545,056

Total	$3,251,398	834,211	571,010	4,656,619

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$76,275	26,974	—	103,249
Collectively evaluated for impairment	3,164,866	822,035	560,970	4,547,871

Total	$3,241,141	849,009	560,970	4,651,120

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At March 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,569	3,372	44	7,985	—	7,985
Collectively evaluated for impairment	33,114	17,590	5,739	56,443	9,568	66,011

Total	$37,683	20,962	5,783	64,428	9,568	73,996

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,360	3,966	—	9,326	—	9,326
Collectively evaluated for impairment	34,083	21,415	5,515	61,013	4,012	65,025

Total	$39,443	25,381	5,515	70,339	4,012	74,351

Loan modifications to borrowers experiencing financial difficulties that are considered TDRs primarily involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications generally do not result in the forgiveness of principal or accrued interest. In addition, the Company attempts to obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

The following tables present the number of loans modified as TDRs during the three months ended March 31, 2012 and their balances immediately prior to the modification date and post-modification as of March 31, 2012.

	Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Loans	Recorded Investment	Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	5	$1,173	1,008
Commercial	—	—	—
Total mortgage loans	5	1,173	1,008

Commercial loans	3	10,261	10,261
Consumer loans	1	54	54

Total restructured loans	9	$11,488	11,323

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three months ended March 31, 2012 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three months ended March 31, 2012. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $746,000 at March 31, 2012, and was included in the allowance for loan losses for loans individually evaluated for impairment.

The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.45 percent, compared to a rate of 6.45 percent prior to modification for the three months ended March 31, 2012.

The following table presents loans modified as TDRs within the previous 12 months from March 31, 2012, and for which there was a payment default (90 days or more past due) during the quarter ended March 31, 2012:

Troubled Debt	March 31, 2012
Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	4	$791
Commercial	—	—
Multi-family	—	—
Construction	—	—

Total mortgage loans	4	791
Commercial loans	—	—
Consumer loans	1	44

Total restructured loans	5	835

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 is as follows (in thousands):

	Three Months Ended March 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	(618)	(1,037)	1,099	(556)	5,556	5,000
Recoveries of loans previously charged off	41	197	245	483	—	483
Loans charged off	(1,183)	(3,579)	(1,076)	(5,838)	—	(5,838)

Balance at end of period	$37,683	20,962	5,783	64,428	9,568	73,996

	Three Months Ended March 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$38,417	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	255	4,185	2,449	6,890	1,010	7,900
Recoveries of loans previously charged off	21	144	98	263	—	263
Loans charged off	(895)	(1,695)	(1,607)	(4,197)	—	(4,197)

Balance at end of period	$37,798	24,844	6,556	69,198	3,490	72,688

Impaired loans receivable by class are summarized as follows (in thousands):

	At March 31, 2012					At December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$4,388	3,587	—	3,609	40	3,341	2,793	—	3,285	51
Commercial	14,987	14,052	—	14,055	—	8,432	7,521	—	7,915	146
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	11,410	10,888	—	10,935	—	11,410	11,018	—	11,254	258

Total	30,785	28,527	—	28,599	40	23,183	21,332	—	22,454	455
Commercial loans	23,277	17,749	—	19,419	4	4,982	4,651	—	6,222	259
Consumer loans	—	—	—	—	—	—	—	—	—	—

Total loans	$54,062	46,276	—	48,018	44	28,165	25,983	—	28,676	714

Loans with an allowance recorded
Mortgage loans:
Residential	$7,958	7,059	989	7,114	74	7,681	7,442	1,056	7,644	187
Commercial	40,112	40,112	3,580	40,199	288	47,531	47,501	4,304	48,102	1,067
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—

Total	48,070	47,171	4,569	47,313	362	55,212	54,943	5,360	55,746	1,254
Commercial loans	19,349	17,500	3,372	19,463	224	26,504	22,323	3,966	23,637	37
Consumer loans	617	616	44	740	8	—	—	—	—	—

Total loans	$68,036	65,287	7,985	67,516	594	81,716	77,266	9,326	79,383	1,291

Total
Mortgage loans:
Residential	$12,346	10,646	989	10,723	114	11,022	10,235	1,056	10,929	238
Commercial	55,099	54,164	3,580	54,254	288	55,963	55,022	4,304	56,017	1,213
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	11,410	10,888	—	10,935	—	11,410	11,018	—	11,254	258

Total	78,855	75,698	4,569	75,912	402	78,395	76,275	5,360	78,200	1,709
Commercial loans	42,626	35,249	3,372	38,882	228	31,486	26,974	3,966	29,859	296
Consumer loans	617	616	44	740	8	—	—	—	—	—

Total loans	$122,098	111,563	7,985	115,534	638	109,881	103,249	9,326	108,059	2,005

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $7,985,000 and $9,326,000 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, impaired loans for which there was no related allowance for loan losses totaled $46,276,000 and $25,983,000, respectively. The average balances of impaired loans during the three months ended March 31, 2012, was $115,534,000.

The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” (pass) are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports concerning periodic loan review examinations by the independent third party are presented directly to both the Audit and Risk Committees of the Board of Directors.

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At March 31, 2012
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$6,908	16,404	17,576	9,702	50,590	13,874	2,369	66,833
Substandard	39,146	85,617	977	17,677	143,417	62,938	7,801	214,156
Doubtful	—	—	—	—	—	47	—	47
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	46,054	102,021	18,553	27,379	194,007	76,859	10,170	281,036
Pass/watch	1,251,383	1,160,735	553,938	91,335	3,057,391	757,352	560,840	4,375,583

Total outstanding loans	$1,297,437	1,262,756	572,491	118,714	3,251,398	834,211	571,010	4,656,619

	At December 31, 2011
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$7,980	27,773	12,193	10,699	58,645	14,498	1,908	75,051
Substandard	40,386	82,428	8,534	18,643	149,991	73,793	8,533	232,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	48,366	110,201	20,727	29,342	208,636	88,291	10,441	307,368
Pass/watch	1,260,269	1,143,341	543,420	85,475	3,032,505	760,718	550,529	4,343,752

Total outstanding loans	$1,308,635	1,253,542	564,147	114,817	3,241,141	849,009	560,970	4,651,120

Note 5. Deposits

Deposits at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Savings	$905,440	$891,742
Money market	1,321,732	1,319,392
NOW	1,197,371	1,120,985
Non-interest bearing	680,540	695,752
Certificates of deposit	1,089,791	1,128,726

	$5,194,874	$5,156,597

Note 6. Components of Net Periodic Benefit Cost

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

Net periodic benefit (increase) cost for the three months ended March 31, 2012 and 2011 include the following components (in thousands):

	Pension		Other post-retirement
	Three months ended March 31,
	2012	2011	2012	2011
Service cost	$—	—	$63	40
Interest cost	322	313	261	253
Expected return on plan assets	(645)	(561)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Amortization of the net loss (gain)	357	180	3	(106)

Net periodic benefit cost (increase)	$34	(68)	$326	186

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it does not expect to contribute to the Plan in 2012. As of March 31, 2012, no contributions to the Plan have been made.

The net periodic benefit costs for pension benefits and other post-retirement benefits for the three months ended March 31, 2012 were calculated using the actual January 1, 2012 pension valuation and the estimated results of the other post-retirement benefits January 1, 2012 valuations.

Note 7. Impact of Recent Accounting Pronouncements

Effective March 31, 2012, the Company adopted guidance regarding the presentation of comprehensive income. In June 2011, FASB issued guidance providing an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As originally issued, ASU 2011-5 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU 2011-12,—Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. The Company presented comprehensive income in a separate consolidated statement of comprehensive income for the three months ended March 31, 2012 and 2011.

In May 2011, the FASB issued guidance which results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted this guidance effective March 31, 2012, and it did not have a material effect on the Company’s consolidated statement of condition or results of operations

In April 2011, the FASB issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to this guidance remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by this new guidance. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This guidance became effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated statement of condition or results of operations.

Note 8. Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. Where quoted market values in an active market are not readily available, the Company utilizes various valuation techniques to estimate fair value.

Fair value is an estimate of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. However, in many instances fair value estimates may not be substantiated by comparison to independent markets and may not be realized in an immediate sale of the financial instrument.

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

The valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.

Assets Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2012 and December 31, 2011.

Securities Available for Sale

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

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2012 and December 31, 2011.

For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell of up to 6%. The Company classifies these loans as Level 3 within the fair value hierarchy.

Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated costs to sell of up to 6%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.

There were no changes to the valuation techniques for fair value measurements as of March 31, 2012 and December 31, 2011.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$92,457	92,457	—	—
Mortgage-backed securities	1,289,525	—	1,289,525	—
State and municipal obligations	11,572	—	11,572	—
Corporate obligations	6,075	—	6,075	—
Equity securities	332	332	—	—

	$1,399,961	92,789	1,307,172	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$54,315	—	—	54,315
Foreclosed assets	14,440	—	—	14,440

	$68,755	—	—	68,755

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$105,558	105,558	—	—
Mortgage-backed securities	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	—	11,614	—
Corporate obligations	7,636	—	7,636	—
Equity securities	308	308	—	—

	$1,376,119	105,866	1,270,253	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$56,620	—	—	56,620
Foreclosed assets	12,802	—	—	12,802

	$69,422	—	—	69,422

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

Other Fair Value Disclosures

The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value and the following is a description of valuation methodologies used for those assets and liabilities.

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value.

Investment Securities Held to Maturity

For investment securities held to maturity fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.

FHLB-NY Stock

The carrying value of FHLB-NY stock was its cost. The fair value of FHLB-NY stock is based on redemption at par value. The Company classifies the estimated fair value as Level 1 within the fair value hierarchy.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories. The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflect the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.

The fair value for significant non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits and savings deposits, was equal to the amount payable on demand and classified as Level 1. The estimated fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated using the Company’s current rates offered for deposits with similar remaining maturities. The Company classifies the estimated fair value of its certificates of deposit portfolio as Level 2.

Borrowed Funds

The fair value of borrowed funds was estimated by discounting future cash flows using rates available for debt with similar terms and maturities and is classified by the Company as Level 2 within the fair value hierarchy.

Commitments to Extend Credit and Letters of Credit

The fair value of commitments to extend credit and letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value estimates of commitments to extend credit and letters of credit are deemed immaterial.

There were no changes to the valuation techniques for fair value measurements as of March 31, 2012 and December 31, 2011.

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

The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2012 and December 31, 2011. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$69,255	69,255	69,255	—	—
Securities available for sale:
Agency obligations	92,457	92,457	92,457	—	—
Mortgage-backed securities	1,289525	1,289,525	—	1,289,525	—
State and municipal obligations	11,572	11,572	—	11,572	—
Corporate obligations	6,075	6,075	—	6,075	—
Equity securities	332	332	332	—	—

Total securities for sale	$1,399,961	1,399,961	92,789	1,307,172	—

Investment securities held to maturity:
Agency obligations	$3,947	3,977	3,977	—	—
Mortgage-backed securities	18,777	19,591	—	19,591	—
State and municipal obligations	320,429	335,641	—	335,641	—
Corporate obligations	8,516	8,807	—	8,807	—

Total securities held to maturity	$351,669	368,016	3,977	364,039	—

FHLB-NY stock	38,684	38,684	38,684	—	—
Loans, net	4,584,806	4,789,116	—	—	4,789,116

Financial liabilities:
Deposits other than certificates of deposits	$4,105,083	4,105,083	4,105,083	—	—
Certificates of deposit	1,089,791	1,104,098	—	1,104,098	—

	5,194,874	5,209,181	4,105,083	1,104,098	—

Borrowings	$893,066	924,240	—	924,240	—

		Fair Value Measurements at December 31, 2011 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$69,632	69,632	69,632	—	—
Securities available for sale:
Agency obligations	105,558	105,558	105,558	—	—
Mortgage-backed securities	1,251,003	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	11,614	—	11,614	—
Corporate obligations	7,636	7,636	—	7,636	—
Equity securities	308	308	308	—	—

Total securities for sale	$1,376,119	1,376,119	105,866	1,270,253	—

Investment securities held to maturity
Agency obligations	$3,647	3,683	3,683	—	—
Mortgage-backed securities	22,321	23,180	—	23,180	—
State and municipal obligations	314,108	330,902	—	330,902	—
Corporate obligations	8,242	8,531	—	8,531	—

Total securities held to maturity	$348,318	366,296	3,683	326,613	—

FHLB-NY stock	38,927	38,927	38,684	—	—
Loans, net	4,579,158	4,804,036	—	—	4,804,036

Financial liabilities:
Deposits other than certificates of deposits	$4,027,871	4,027,871	4,027,871	—	—
Certificates of deposit	1,128,726	1,143,213	—	1,143,213	—

Total deposits	$5,156,597	5,171,084	4,027,871	1,143,213

Borrowings	$920,180	955,037	—	955,037	—

Note 9. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012			2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale
Net gains (losses) arising during the period	$2,407	(983)	1,424	$(2,079)	849	(1,230)
Reclassification adjustment for gains included in net income	(2,183)	892	(1,291)	—	—	—

Total	224	(91)	133	(2,079)	849	(1,230)
Amortization related to post retirement obligations	(656)	268	(388)	(3,275)	1,338	(1,937)

Total other comprehensive (loss) income	$(432)	177	(255)	$(5,354)	2,187	(3,167)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as, the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the first quarter of 2012, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the marine portfolio were increased to reflect an increase in historical loss experience.

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

The Company qualitatively determines whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing Step 1 of the goodwill impairment test. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of the reporting unit is more than its carrying amount, the entity does not need to apply the two-step impairment test. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. The guidance provides certain factors a company should consider in its qualitative assessment in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The factors include:

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

At March 31, 2012, the carrying value of goodwill was $353.3 million. Management has evaluated potential goodwill impairment triggers and based upon its interim qualitative assessment of goodwill, has determined that goodwill is not impaired and no further analysis is warranted.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 3 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize other-than-temporary securities impairment losses in earnings for the three months ended March 31, 2012 and 2011.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At March 31, 2012, the Company maintained a valuation allowance of $246,000, related to unused capital loss carryforwards.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND DECEMBER 31, 2011

Total assets increased $23.7 million, or 0.3%, to $7.12 billion at March 31, 2012, from $7.10 billion at December 31, 2011. The increase was primarily due to increases in securities available for sale, investment securities held to maturity, net loans and foreclosed assets, partially offset by a decrease in other assets.

Total investments increased $27.0 million, or 1.5%, to $1.79 billion at March 31, 2012, from $1.76 billion at December 31, 2011. The increase was primarily due to purchases of mortgage-backed securities, partially offset by principal repayments on mortgage-backed securities, the sale of specific mortgage-backed securities which had a high risk of prepayment and maturities of municipal and agency bonds.

Total loans increased $5.6 million, or 0.1%, during the three months ended March 31, 2012 to $4.58 billion. Loan originations totaled $347.0 million and loan purchases totaled $19.1 million for the three months ended March 31, 2012. The loan portfolio had net increases of $17.6 million in commercial and multi-family mortgage loans, $10.0 million in consumer loans and $3.9 million in construction loans, which were partially offset by decreases of $14.8 million in commercial loans and $11.2 million in residential mortgage loans. Commercial real estate, commercial and construction loans represented 59.9% of the loan portfolio at March 31, 2012, compared to 59.8% at December 31, 2011.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at March 31, 2012 was $12.0 million. Of this total, 11 loans totaling $3.6 million were 90 days or more delinquent. General valuation reserves of 6.5%, or $237,000, were allocated to these loans at March 31, 2012.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $73.0 million and $52.4 million, respectively, at March 31, 2012. The Company’s participations in SNCs included two relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments and outstanding balances of $17.1 million at March 31, 2012. Of these adversely classified SNCs, one relationship consisted of a commercial construction loan and the other was a commercial mortgage loan. Both properties are located in New York City. All of the Company’s SNCs were current as to the payment of principal and interest at March 31, 2012.

The Company had outstanding junior lien mortgages totaling $268.7 million at March 31, 2012. Of this total, 54 loans totaling $5.9 million were 90 days or more delinquent. General valuation reserves of 10%, or $590,000, were allocated to these loans at March 31, 2012.

The Company had outstanding indirect marine loans totaling $48.8 million at March 31, 2012. Of this total, 2 loans totaling $0.2 million were 90 days or more delinquent. General valuation reserves of 60%, or $0.1 million were allocated to these loans at March 31, 2012. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans:
Residential	$39,146	40,386
Commercial	29,698	29,522
Multi-family	—	997
Construction	10,889	11,018

Total mortgage loans	79,733	82,923
Commercial loans	32,621	32,093
Consumer loans	7,989	8,533

Total non-performing loans	120,343	122,549
Foreclosed assets	14,440	12,802

Total non-performing assets	$134,783	135,351

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans:
Residential	$6,908	7,936
Commercial	—	1,155
Multi-family	977	—
Construction	—	—

Total mortgage loans	7,885	9,091
Commercial loans	997	526
Consumer loans	2,369	1,908

Total 60-89 day delinquent loans	$11,251	11,525

At March 31, 2012, the allowance for loan losses totaled $74.0 million, or 1.59% of total loans, compared with $74.4 million, or 1.60% of total loans at December 31, 2011. Total non-performing loans were $120.3 million, or 2.58% of total loans at March 31, 2012, compared to $122.5 million, or 2.63% of total loans at December 31, 2011.

The decrease in non-performing loans at March 31, 2012, compared with the trailing quarter, was largely due to a $1.2 million decrease in non-performing residential loans, a $997,000 decrease in non-performing multi-family loans and a $544,000 decrease in non-performing consumer loans, partially offset by a $528,000 increase in non-performing commercial loans and a $176,000 increase in non-performing commercial mortgage loans.

At March 31, 2012, the Company held $14.4 million of foreclosed assets, compared with $12.8 million at December 31, 2011. Foreclosed assets at March 31, 2012 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $7.1 million of residential real estate, $6.4 million of commercial real estate and $876,000 of marine vessels.

Non-performing assets totaled $134.8 million, or 1.89% of total assets at March 31, 2012, compared to $135.4 million, or 1.91% of total assets at December 31, 2011.

Other assets decreased $8.2 million, or 10.4%, to $70.6 million at March 31, 2012, from $78.8 million at December 31, 2011, primarily due to the amortization of prepaid FDIC insurance and an increase in income tax accruals.

Total deposits increased $38.3 million, or 0.7%, during the three months ended March 31, 2012 to $5.19 billion. Core deposits, which consists of savings and demand deposit accounts, increased $77.2 million, or 1.9%, to $4.11 billion at March 31, 2012. The majority of the core deposit increase was in interest bearing demand and savings deposits. Time deposits decreased $38.9 million, or 3.4%, to $1.09 billion at March 31, 2012, with the majority of the decrease occurring in the 18- and 24-month maturity categories. The Company remains focused on developing core deposit relationships, while strategically permitting the run-off of time deposits. Core deposits represented 79.0% of total deposits at March 31, 2012, compared to 78.1% at December 31, 2011.

Borrowed funds were reduced $27.1 million, or 2.9% during the three months ended March 31, 2012, to $893.1 million, as core deposit growth replaced wholesale funding. Borrowed funds represented 12.5% of total assets at March 31, 2012, a reduction from 13.0% at December 31, 2011.

Total stockholders’ equity increased $13.0 million, or 1.4%, to $965.5 million at March 31, 2012. This increase was due to net income of $18.4 million, a $2.5 million increase due to shares issued through the Company’s dividend reinvestment plan and a net increase due to the allocation of shares to stock-based compensation plans of $1.6 million, partially offset by $7.3 million in cash dividends, common stock purchases of $1.9 million and a net decrease of $255,000 in other comprehensive income. At March 31, 2012, book value per share and tangible book value per share were $16.04 and $10.06, respectively, compared with $15.88 and $9.87, respectively, at December 31, 2011. Common stock repurchases during the quarter ended March 31, 2012, totaled 139,845 shares at an average cost of $13.86 per share. At March 31, 2012, 1.6 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

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

As of March 31, 2012, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	At March 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$269,719	4.00%	$516,670	7.66%
Tier 1 risk-based capital	181,014	4.00	516,670	11.42
Total risk-based capital	362,029	8.00	573,452	12.67

Company:
Regulatory Tier 1 leverage capital	$269,727	4.00%	$597,677	8.86%
Tier 1 risk-based capital	181,007	4.00	597,677	13.21
Total risk-based capital	362,015	8.00	654,457	14.46

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

General. The Company reported net income of $18.4 million for the three months ended March 31, 2012, compared to net income of $12.9 million for the same period in 2011. Basic and diluted earnings per share were $0.32 for the quarter ended March 31, 2012, compared with basic and diluted earnings per share of $0.23 for the same quarter in 2011. The improvement in net income for the first quarter of 2012 compared to the prior year period was due in part to a $2.9 million reduction in the provision for loan losses resulting from improvement in the weighted average risk rating of the portfolio, as well as decreases in both early stage loan delinquencies and non-performing loan formation. The Company also recognized $2.2 million in gains on the strategic sale of specific mortgage-backed securities identified as having a significant risk of accelerated prepayment. Further contributing to the improvement in net income versus the prior year period was an increase in net interest income of $1.4 million primarily due to an increase in average loans outstanding, funded by growth in average core deposits. These increases were partially offset by a $1.4 million increase in non-interest expense and a $2.9 million increase in income tax expense.

Net Interest Income. Total net interest income increased $1.4 million, or 2.6%, to $54.8 million for the quarter ended March 31, 2012, compared to $53.4 million for the quarter ended March 31, 2011. Interest income for the first quarter of 2012 decreased $2.6 million, or 3.8%, to $66.9 million, compared to $69.5 million for the same period in 2011. Interest expense decreased $4.0 million, or 24.9%, to $12.0 million for the quarter ended March 31, 2012, compared to $16.0 million for the quarter ended March 31, 2011. The improvement in net interest income resulted from the favorable effects of an increase in average interest earning assets, primarily average loans outstanding, funded with the growth in lower-cost core deposits, largely interest and non-interest bearing demand deposits. This improvement in net interest income was partially offset by compression in the net interest margin.

The Company’s net interest margin decreased 9 basis points to 3.42% for the quarter ended March 31, 2012, compared to 3.51% for the quarter ended March 31, 2011. The net interest margin for the quarter ended March 31, 2012, increased 3 basis points from the trailing quarter of 3.39%. The net interest spread was 3.29% for the quarter ended March 31, 2012, compared with 3.25% for the trailing quarter and 3.35% for the same period in 2011. The decrease in the net interest margin for the three months ended March 31, 2012, versus the same quarter in 2011, was primarily attributable to a reduction in the weighted average yield on interest-earning assets, while the increase in the net interest margin compared to the trailing quarter ended December 31, 2011, was principally due to a decline in the weighted average cost of interest-bearing liabilities.

The average yield on interest-earning assets decreased 39 basis points to 4.19% for the quarter ended March 31, 2012, compared to 4.58% for the comparable quarter in 2011. The yield on interest-earning assets decreased 5 basis points from 4.24% for the quarter December 31, 2011.

The average cost of interest-bearing liabilities decreased 33 basis points to 0.90% for the quarter ended March 31, 2012, compared to 1.23% for the quarter ended March 31, 2011. Compared to the trailing quarter, the average cost of interest-bearing liabilities decreased 9 basis points from 0.99%.

The average balance of net loans increased $231.0 million, or 5.3%, to $4.58 billion for the quarter ended March 31, 2012, compared to $4.35 billion for the same period in 2011. Income on all loans secured by real estate decreased $1.3 million, or 3.3%, to $39.0 million for the three months ended March 31, 2012, compared to $40.3 million for the three months ended March 31, 2011. Interest income on commercial loans increased $288,000, or 2.9%, to $10.4 million for the quarter ended March 31, 2012, compared to $10.1 million for the quarter ended March 31, 2011. Consumer loan interest income decreased $230,000, or 3.5%, to $6.3 million for the quarter ended March 31, 2012, compared to $6.5 million for the quarter ended March 31, 2011. The average loan yield for the three months ended March 31, 2012, was 4.83%, compared with 5.24% for the same period in 2011, reflecting decreases in market interest rates in all loan categories.

Interest income on investment securities held to maturity decreased $175,000, or 5.7%, to $2.9 million for the quarter ended March 31, 2012, compared to $3.1 million for the quarter ended March 31, 2011. Average investment securities held to maturity totaled $343.7 million for the quarter ended March 31, 2012, compared with $342.7 million for the same period last year, and the average yield earned on investment securities held to maturity decreased to 3.40% for the quarter ended March 31, 2012, compared with 3.61% for the same period in 2011.

Interest income on securities available for sale and dividends on FHLB stock decreased $1.2 million, or 12.2%, to $8.3 million for the quarter ended March 31, 2012, compared to $9.5 million for the quarter ended March 31, 2011. Average securities available for sale increased to $1.37 billion for the three months ended March 31, 2012, compared with $1.33 billion for the same period in 2011. The decrease in interest income from securities available for sale was attributable to a reduction in the average yield earned, partially offset by the increase in the average balance. The average yield on securities available for sale was 2.29% for the three months ended March 31, 2012, compared with 2.69% for the same period in 2011. The decrease in the yield on securities available for sale for the three months ended March 31, 2012, compared with the same period in 2011, was attributable to the reinvestment of cash flows from sales, maturities and paydowns at lower market rates and to a lesser extent, the impact of accelerated premium amortization related to higher repayments on mortgage backed securities.

The average balance of interest-bearing core deposit accounts increased $333.7 million, or 10.9%, to $3.40 billion for the quarter ended March 31, 2012, compared to $3.06 billion for the quarter ended March 31, 2011. Average certificate of deposit account balances decreased $160.1 million, or 12.6%, to $1.11 billion for the quarter ended March 31, 2012, compared to $1.27 billion for the same period in 2011. Interest paid on deposit accounts decreased $2.8 million, or 28.8%, to $7.0 million for the quarter ended March 31, 2012, compared to $9.8 million for the quarter ended March 31, 2011. The average cost of interest-bearing deposits was 0.62% for the three months ended March 31, 2012, compared with 0.92% for the three months ended March 31, 2011, reflecting market interest rate reductions and a shift in deposit composition to lower-costing core deposit accounts. The Company remains focused on cultivating core deposit relationships, while strategically permitting the run-off of certain single-service time deposits.

Average borrowings decreased $32.9 million, or 3.5%, to $900.8 million for the quarter ended March 31, 2012, compared to $933.7 million for the quarter ended March 31, 2011, as core deposit growth replaced wholesale funding. Interest paid on borrowed funds decreased $1.2 million, or 18.8%, to $5.0 million for the quarter ended March 31, 2012, from $6.2 million for the quarter ended March 31, 2011. The average cost of borrowings decreased to 2.25% for the three months ended March 31, 2012, compared with 2.70% for the three months ended March 31, 2011.

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

The provision for loan losses was $5.0 million for the three months ended March 31, 2012, compared with $7.9 million for the three months ended March 31, 2011. The decrease in the provision for loan losses for the three months ended March 31, 2012, compared with the same period in 2011, was primarily attributable to improvement in the weighted average risk rating of the loan portfolio, as well as decreases in both early stage loan delinquencies and non-performing loan formation during the quarter ended March 31, 2012. For the three-month period ended March 31, 2012, the Company had net charge-offs of $5.4 million, compared with net charge-offs of $3.9 million for the same period in 2011. The allowance for loan losses was $74.0 million, or 1.59% of total loans at March 31, 2012, compared to $74.4 million, or 1.60% of total loans at December 31, 2011, and $72.7 million, or 1.63% of total loans at March 31, 2011.

Non-Interest Income. Non-interest income totaled $12.7 million for the quarter ended March 31, 2012, an increase of $5.6 million, or 77.5%, compared to the same period in 2011. Fee income increased $2.5 million to $8.1 million for the three months ended March 31, 2012, from $5.6 million for the three months ended March 31, 2011, due primarily to increases in commercial loan prepayment fee income and increased wealth management fees attributable to Beacon Trust Company (“Beacon”), acquired in August 2011. Net gains on securities transactions totaled $2.2 million for the three months ended March 31, 2012, compared to $14,000 for the same period in 2011, as the Company identified and sold specific securities which had a high risk of accelerated prepayment. The proceeds from the sales were reinvested in similar securities with more stable projected cash flows. These increases were partially offset by lower deposit-based fee revenue. Additionally, other income increased $920,000 for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to income associated with the discontinuance of the Company’s debit card rewards program, an increase in gains resulting from a larger number of loan sales and increased net gains on the sale of foreclosed real estate.

Non-Interest Expense. For the three months ended March 31, 2012, non-interest expense increased $1.4 million, or 4.1%, to $36.8 million, compared to $35.4 million for the three months ended March 31, 2011. Compensation and benefits increased $2.0 million for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, due to annual merit increases and personnel added as a result of the Beacon acquisition, increased incentive compensation, increased post-retirement and pension costs and increased employee health and medical costs. Other operating expenses increased $650,000, or 12.5%, to $5.9 million for the quarter ended March 31, 2012, from $5.2 million for the same period in 2011, due primarily to increased loan collection expense and additional operating expenses associated with Beacon. Data processing expense increased $324,000 for the quarter ended March 31, 2012, compared to the same period in 2011, because of increased software maintenance and core processing fees. Additionally, advertising and promotion expense increased $87,000 for the three months ended March 31, 2012, compared with same period last year. Partially offsetting these increases, FDIC insurance expense decreased $490,000, to $1.4 million for the three months ended March 31, 2012, from $1.9 million for the same period in 2011, due to the change in assessment methodology in April 2011 from deposit-based to asset-based. Also, net occupancy expense decreased $248,000 for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to lower seasonal expenses attributable to the milder winter and reduced operating expenses resulting from the consolidation of the Company’s administrative offices in April 2011. The amortization of intangibles decreased $101,000 for the three months ended March 31, 2012, compared with the same period in 2011, due to scheduled reductions in the amortization of core deposit intangibles, partially offset by the amortization of the customer relationship intangible arising from the Beacon acquisition. During the quarter ended March 31, 2011, the Company recognized an impairment charge of $807,000 related to the then-anticipated sale and relocation of its loan center, which was subsequently sold in November 2011.

The Company’s annualized non-interest expense as a percentage of average assets was 2.08% for the quarter ended March 31, 2012, compared to 2.11% for the same period in 2011. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 54.45% for the quarter ended March 31, 2012, compared with 58.32% for the same period in 2011.

Income Tax Expense. For the three months ended March 31, 2012, the Company’s income tax expense was $7.3 million, compared with $4.4 million for the same period in 2011. The increase in income tax expense was a function of growth in pre-tax income from taxable sources. The Company’s effective tax rate was 28.5% and 25.5% for the three months ended March 31, 2012 and 2011, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate mortgage loans at origination. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal Funds rate or LIBOR. While municipal securities may have maturities up to 15 years, other investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.

The Asset/Liability Committee meets on at least a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. The Company’s ability to retain maturing certificate of deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB of New York during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the projections presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes.

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2012 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	207,671	(6,839)	(3.2)
Static	214,510	—	—
+100	214,053	(457)	(0.2)
+200	209,257	(5,253)	(2.4)
+300	204,188	(10,322)	(4.8)

The preceding table indicates that, as of March 31, 2012, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 4.8%, or $10.3 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 3.2%, or $6.8 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2012 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,236,185	2,895	0.2	16.6	(0.1)
Flat	1,233,290	—	—	16.6	—
+100	1,182,603	(50,687)	(4.1)	16.1	(3.0)
+200	1,115,406	(117,884)	(9.6)	15.4	(7.2)
+300	1,028,505	(204,785)	(16.6)	14.4	(13.1)

The preceding table indicates that as of March 31, 2012, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 16.6%, or $204.8 million. If rates were to decrease 100 basis points, the model forecasts a 0.2%, or $2.9 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

January 1, 2012 Through January 31, 2012	5,796	$14.22	5,796	1,767,534

February 1, 2012 Through February 29, 2012	36,349	14.88	36,349	1,731,185

March 1, 2012 Through March 31, 2012	97,700	13.46	97,700	1,633,485

Total	139,845	$13.86	139,845

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156

10.19	Omnibus Incentive Compensation Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2012	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2012	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2012	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer