Form 10-Q
period 2012-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2012-08-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012 there were 83,209,293 shares issued and 60,141,128 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 420,083 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2012 (Unaudited) and December 31, 2011

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$75,233	$68,553
Short-term investments	2,012	1,079

Total cash and cash equivalents	77,245	69,632

Securities available for sale, at fair value	1,309,262	1,376,119
Investment securities held to maturity (fair value of $379,325 at June 30, 2012 (unaudited) and $366,296 at December 31, 2011)	363,210	348,318
Federal Home Loan Bank Stock	40,689	38,927

Loans	4,735,130	4,653,509
Less allowance for loan losses	72,352	74,351

Net loans	4,662,778	4,579,158

Foreclosed assets, net	13,925	12,802
Banking premises and equipment, net	67,258	66,260
Accrued interest receivable	23,878	24,653
Intangible assets	359,405	360,714
Bank-owned life insurance	144,631	142,010
Other assets	72,570	78,810

Total assets	$7,134,851	$7,097,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,251,349	$3,136,129
Savings deposits	921,571	891,742
Certificates of deposit of $100,000 or more	349,056	383,174
Other time deposits	684,037	745,552

Total deposits	5,206,013	5,156,597
Mortgage escrow deposits	24,263	20,955
Borrowed funds	884,204	920,180
Other liabilities	45,825	47,194

Total liabilities	6,160,305	6,144,926

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 60,141,128 shares outstanding at June 30, 2012 and 59,968,195 outstanding at December 31, 2011	832	832
Additional paid-in capital	1,019,493	1,019,253
Retained earnings	382,234	363,011
Accumulated other comprehensive income	9,650	9,571
Treasury stock	(383,599)	(384,725)
Unallocated common stock held by the Employee Stock Ownership Plan	(54,064)	(55,465)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,344)	(7,390)
Deferred compensation – Directors’ Deferred Fee Plan	7,344	7,390

Total stockholders’ equity	974,546	952,477

Total liabilities and stockholders’ equity	$7,134,851	$7,097,403

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and six months ended June 30, 2012 and 2011 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Real estate secured loans	$38,672	$39,669	$77,631	$79,959
Commercial loans	10,205	10,775	20,575	20,857
Consumer loans	6,335	6,490	12,624	13,009
Securities available for sale and Federal Home Loan Bank Stock	7,812	9,800	16,144	19,294
Investment securities	2,991	3,031	5,909	6,124
Deposits, Federal funds sold and other short-term investments	4	46	16	55

Total interest income	66,019	69,811	132,899	139,298

Interest expense:
Deposits	6,503	9,625	13,505	19,455
Borrowed funds	4,938	6,010	9,979	12,220

Total interest expense	11,441	15,635	23,484	31,675

Net interest income	54,578	54,176	109,415	107,623

Provision for loan losses	3,500	7,500	8,500	15,400

Net interest income after provision for loan losses	51,078	46,676	100,915	92,223

Non-interest income:
Fees	7,411	5,859	15,486	11,421
Bank-owned life insurance	1,260	1,316	2,622	2,724
Other-than-temporary impairment losses on securities	—	(1,661)	—	(1,661)
Portion of loss recognized in other comprehensive income (before taxes)	—	1,359	—	1,359

Net impairment losses on securities recognized in earnings	—	(302)	—	(302)

Net gain on securities transactions	1	14	2,184	28
Other income	671	1,156	1,779	1,344

Total non-interest income	9,343	8,043	22,071	15,215

Non-interest expense:
Compensation and employee benefits	20,445	18,767	40,953	37,250
Net occupancy expense	5,162	5,251	10,188	10,525
Data processing expense	2,462	2,349	5,050	4,613
FDIC insurance	1,230	1,284	2,620	3,164
Amortization of intangibles	718	766	1,457	1,606
Impairment of premises and equipment	—	—	—	807
Advertising and promotion expense	1,128	1,184	1,813	1,782
Other operating expenses	6,611	6,332	12,466	11,537

Total non-interest expense	37,756	35,933	74,547	71,284

Income before income tax expense	22,665	18,786	48,439	36,154

Income tax expense	6,662	4,809	14,008	9,246

Net income	$16,003	$13,977	$34,431	$26,908

Basic earnings per share	$0.28	$0.25	$0.60	$0.47
Average basic shares outstanding	57,152,952	56,846,186	57,102,389	56,808,747

Diluted earnings per share	$0.28	$0.25	$0.60	$0.47
Average diluted shares outstanding	57,187,413	56,867,788	57,135,022	56,819,547

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Three and six months ended June 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$16,003	$13,977	$34,431	$26,908
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	123	4,778	1,547	3,548
Reclassification adjustment for (gains) losses included in net income	(1)	(17)	(1,292)	(17)

Total	122	4,761	255	3,531
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	(983)	—	(983)
Reclassification adjustment for impairment losses included in net income	—	179	—	179

Total	—	(804)	—	(804)
Amortization related to post-retirement obligations	212	64	(176)	(1,873)

Total other comprehensive income	334	4,021	79	854

Total comprehensive income	$16,337	$17,998	$34,510	$27,762

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Net income	—	—	26,908	—	—	—	—	—	26,908
Other comprehensive income, net of tax				854					854
Cash dividends declared	—	—	(13,905)	—	—	—	—	—	(13,905)
Distributions from DDFP	—	—	—	—	—	—	46	(46)	—
Purchases of treasury stock	—	—	—	—	(309)	—	—	—	(309)
Allocation of ESOP shares	—	(225)	—	—	—	1,391	—	—	1,166
Stock option exercises		(2)			9				7
Allocation of SAP shares	—	1,658	—	—	—	—	—	—	1,658
Allocation of stock options	—	389	—	—	—	—	—	—	389

Balance at June 30, 2011	$832	$1,019,135	$345,475	$15,608	$(385,394)	$(57,201)	$(7,436)	$7,436	$938,455

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012 and 2011 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	34,431	—	—	—	—	—	34,431
Other comprehensive income, net of tax				79					79
Cash dividends paid	—	—	(15,208)	—	—	—	—	—	(15,208)
Distributions from DDFP	—	—	—	—	—	—	46	(46)	—
Purchases of treasury stock	—	—	—	—	(5,620)	—	—	—	(5,620)
Shares issued dividend reinvestment plan	—	(1,604)	—	—	6,736				5,132
Stock option exercises		(6)	—	—	10	—	—	—	4
Allocation of ESOP shares	—	(235)	—	—	—	1,401	—	—	1,166
Allocation of SAP shares	—	1,930	—	—	—	—	—	—	1,930
Allocation of stock options	—	155	—	—	—	—	—	—	155

Balance at June 30, 2012	$832	$1,019,493	$382,234	$9,650	$(383,599)	$(54,064)	$(7,344)	$7,344	$974,546

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$34,431	$26,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,864	4,955
Impairment of premises and equipment	—	807
Provision for loan losses	8,500	15,400
Deferred tax benefit	(4,005)	(3,484)
Increase in cash surrender value of Bank-owned life insurance	(2,621)	(2,724)
Net amortization of premiums and discounts on securities	7,662	5,542
Accretion of net deferred loan fees	(1,701)	(1,216)
Amortization of premiums on purchased loans, net	833	826
Net increase in loans originated for sale	(23,620)	(5,169)
Proceeds from sales of loans originated for sale	24,954	5,249
Proceeds from sales of foreclosed assets	9,090	2,566
ESOP expense	1,166	1,166
Allocation of stock award shares	1,930	1,658
Allocation of stock options	155	389
Net gain on sale of loans	(1,334)	(80)
Net gain on securities transactions	(2,184)	(28)
Impairment charge on securities	—	302
Net loss on sale of premises and equipment	(97)	(95)
Net loss (gain) on sale of foreclosed assets	270	(19)
Decrease in accrued interest receivable	775	1,249
Decrease in other assets	(2,287)	(11,805)
Decrease in other liabilities	(1,369)	(1,421)

Net cash provided by operating activities	55,412	40,976

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	39,095	24,663
Purchases of investment securities held to maturity	(54,428)	(27,664)
Proceeds from sales of securities available for sale	47,131	—
Proceeds from maturities and paydowns of securities available for sale	233,196	192,356
Purchases of securities available for sale	(218,099)	(64,752)
Purchases of loans	(48,980)	(58,952)
Net (increase) decrease in loans	(42,280)	8,773
Proceeds from sales of premises and equipment	65	448
Purchases of premises and equipment	(4,555)	(6,250)

Net cash (used in) provided by investing activities	(48,855)	68,622

Cash flows from financing activities:
Net increase in deposits	49,416	115,229
Increase in mortgage escrow deposits	3,308	2,996
Purchase of treasury stock	(5,620)	(309)
Cash dividends paid to stockholders	(15,208)	(13,905)
Shares issued dividend reinvestment plan	5,132	—
Stock options exercised	4	7
Proceeds from long-term borrowings	—	160,500
Payments on long-term borrowings	(25,796)	(182,119)
Net decrease in short-term borrowings	(10,180)	(56,937)

Net cash provided by financing activities	1,056	25,462

Net (decrease) increase in cash and cash equivalents	(7,613)	135,060
Cash and cash equivalents at beginning of period	69,632	52,229

Cash and cash equivalents at end of period	$77,245	$187,289

Cash paid during the period for:
Interest on deposits and borrowings	$23,793	$32,374

Income taxes	$10,071	$13,174

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$10,507	$6,490

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

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates. The allowance for loan losses is a material estimate that is particularly susceptible to near-term change. The current unstable economic environment has resulted in a heightened degree of uncertainty inherent in this material estimate.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for all of 2012.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2011 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended June 30,						For the six months ended June 30,
	2012			2011			2012			2011
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$16,003			$13,977			$34,431			$26,908

Basic earnings per share:
Income available to common stockholders	$16,003	57,152,952	$0.28	$13,977	56,846,186	$0.25	$34,431	57,102,389	$0.60	$26,908	56,808,747	$0.47

Dilutive shares		34,461			21,602			32,632			10,800

Diluted earnings per share:
Income available to common stockholders	$16,003	57,187,413	$0.28	$13,977	56,867,788	$0.25	$34,431	57,135,022	$0.60	$26,908	56,819,547	$0.47

Anti-dilutive stock options and awards totaling 3,962,816 shares at June 30, 2012, were excluded from the earnings per share calculations.

Note 2. Acquisition

On August 11, 2011, the Company’s wholly owned subsidiary, The Provident Bank, completed its acquisition of Beacon Trust Company, a New Jersey limited purpose trust company, and Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware (“Beacon”). Pursuant to the terms of the Stock Purchase Agreement announced on May 19, 2011, Beacon’s former parent company, Beacon Financial Corporation may be paid cash consideration in an amount up to $10.5 million, based upon the acquired companies’ financial performance in the three years following the closing of the transaction. Subsequent to the acquisition, Beacon Global Asset Management was merged with and into Beacon Trust Company.

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

Note 3. Investment Securities

At June 30, 2012, the Company had $1.31 billion and $363.2 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of June 30, 2012 totaled 50, compared with 24 at December 31, 2011. This included four private label mortgage-backed securities at June 30, 2012, with an amortized cost of $13.0 million and unrealized losses totaling $804,000. Three of these private label mortgage-backed securities were below investment grade at June 30, 2012. All securities with unrealized losses at June 30, 2012 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at June 30, 2012.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$99,414	512	—	99,926
Mortgage-backed securities	1,165,542	30,753	(1,246)	1,195,049
State and municipal obligations	10,450	479	(1)	10,928
Corporate obligations	3,006	29	—	3,035
Equity securities	307	17	—	324

	$1,278,719	31,790	(1,247)	1,309,262

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$105,130	442	(14)	105,558
Mortgage-backed securities	1,221,988	31,206	(2,191)	1,251,003
State and municipal obligations	11,066	553	(5)	11,614
Corporate obligations	7,517	119	—	7,636
Equity securities	307	1	—	308

	$1,346,008	32,321	(2,210)	1,376,119

The amortized cost and fair value of securities available for sale at June 30, 2012, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2012
	Amortized cost	Fair value
Due in one year or less	$29,009	29,076
Due after one year through five years	83,022	83,905
Due after five years through ten years	839	908
Mortgage-backed securities	1,165,542	1,195,049
Equity securities	307	324

	$1,278,719	1,309,262

No securities were sold from the available for sale portfolio during the three months ended June 30, 2012, while proceeds from the sale of securities available for sale for the six months ended June 30, 2012 were $47,131,000, resulting in gross gains of $2,160,000 and no gross losses.

During the three and six months ended June 30, 2011, no securities were sold from the available for sale portfolio. However, for the three and six months ended June 30, 2011, the Company recognized gains of $14,000 and $0, respectively, related to calls on certain securities in the available for sale portfolio, with proceeds from the calls totaling $514,000 for the three and six months ended June 30, 2011.

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

	June 30, 2012	June 30, 2011
Beginning credit loss amount	$1,240	938
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	302
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$1,240	1,240

The Company did not incur an other-than-temporary impairment charge on securities for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, the Company recorded a net other-than-temporary impairment charge of $302,000.

The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	81,996	(444)	12,128	(802)	94,124	(1,246)
State and municipal obligations	513	(1)	—	—	513	(1)

	$82,509	(445)	12,128	(802)	94,637	(1,247)

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$64,838	(278)	12,453	(1,913)	77,291	(2,191)
State and municipal obligations	777	(5)	—	—	777	(5)
Agency notes	5,032	(14)	—	—	5,032	(14)

	$70,647	(297)	12,453	(1,913)	83,100	(2,210)

The temporary loss position associated with debt securities is the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. For each private-label mortgage-backed security, the Company estimates loss projections by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and six months ended June 30, 2012

Based upon the review of the securities portfolio, the Company believes that as of June 30, 2012, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary, does not have the intent to sell the securities and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,698	32	(1)	3,729
Mortgage-backed securities	15,878	666	—	16,544
State and municipal obligations	335,143	15,554	(399)	350,298
Corporate obligations	8,491	265	(2)	8,754

	$363,210	16,517	(402)	379,325

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,647	36	—	3,683
Mortgage-backed securities	22,321	859	—	23,180
State and municipal obligations	314,108	16,863	(69)	330,902
Corporate obligations	8,242	296	(7)	8,531

	$348,318	18,054	(76)	366,296

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and six months ended June 30, 2012, the Company recognized gains of $1,000 and $24,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $1,249,000 and $3,956,000, respectively.

For the three and six months ended June 30, 2011, the Company recognized gains of $0 and $14,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $2,140,000 and $8,136,000 for the three and six months ended June 30, 2011, respectively.

The amortized cost and fair value of investment securities at June 30, 2012 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2012
	Amortized cost	Fair value
Due in one year or less	$49,994	50,187
Due after one year through five years	83,794	86,763
Due after five years through ten years	88,075	94,277
Due after ten years	125,469	131,554
Mortgage-backed securities	15,878	16,544

	$363,210	379,325

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$499	(1)	—	—	499	(1)
State and municipal obligations	27,309	(399)	—	—	27,309	(399)
Corporate obligations	502	(2)	—	—	502	(2)

	$28,310	(402)	—	—	28,310	(402)

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	3,868	(63)	316	(6)	4,184	(69)
Corporate obligations	394	(7)	—	—	394	(7)

	$4,262	(70)	316	(6)	4,578	(76)

The temporary loss position associated with held to maturity securities portfolio is the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

Based upon the review of the held to maturity securities portfolio, the Company believes that as of June 30, 2012, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary, does not have the intent to sell the securities and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

Note 4. Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans:
Residential	$1,307,578	1,308,635
Commercial	1,277,342	1,253,542
Multi-family	598,476	564,147
Construction	119,678	114,817

Total mortgage loans	3,303,074	3,241,141
Commercial loans	854,257	849,009
Consumer loans	576,291	560,970

Total gross loans	4,733,622	4,651,120
Premiums on purchased loans	5,571	5,823
Unearned discounts	(77)	(100)
Net deferred fees	(3,986)	(3,334)

	$4,735,130	4,653,509

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At June 30, 2012
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$14,885	4,504	34,207	53,596	1,253,982	1,307,578	—
Commercial	375	215	31,865	32,455	1,244,887	1,277,342	—
Multi-family	—	35	—	35	598,441	598,476	—
Construction	322	—	10,757	11,079	108,599	119,678	—

Total mortgage loans	15,582	4,754	76,829	97,165	3,205,909	3,303,074	—
Commercial loans	1,037	1,428	31,489	33,954	820,303	854,257	—
Consumer loans	3,653	2,028	6,899	12,580	563,711	576,291	—

Total loans	$20,272	8,210	115,217	143,699	4,589,923	4,733,622	—

	At December 31, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$16,034	7,936	40,386	64,356	1,244,279	1,308,635	—
Commercial	939	1,155	29,522	31,616	1,221,926	1,253,542	—
Multi-family	—	—	997	997	563,150	564,147	—
Construction	—	—	11,018	11,018	103,799	114,817	—

Total mortgage loans	16,973	9,091	81,923	107,987	3,133,154	3,241,141	—
Commercial loans	2,472	526	32,093	35,091	813,918	849,009	—
Consumer loans	5,276	1,908	8,533	15,717	545,253	560,970	—

Total loans	$24,721	11,525	122,549	158,795	4,492,325	4,651,120	—

Within the loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $115.2 million and $122.5 million at June 30, 2012 and December 31, 2011, respectively. Included in non-accrual loans were $37.2 million and $45.6 million of loans which were less than 90 days past due at June 30, 2012 and December 31, 2011, respectively. There were no loans ninety days or greater past due and still accruing interest at June 30, 2012, or December 31, 2011.

The Company defines an impaired loan as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, all amounts due under the contractual terms of the loan agreement will not be collected. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.

The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analyses of collateral dependent impaired loans. A third party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan and is updated annually or more frequently, if required.

A specific allocation of the allowance for loan losses is established for each collateral dependent impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each fiscal quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses during the process described above.

At June 30, 2012, there were 92 impaired loans totaling $115.5 million, of which 71 loans totaling $80.0 million were TDRs. Included in this total were 65 TDRs to 56 borrowers totaling $77.3 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2012. At December 31, 2011, there were 65 impaired loans totaling $103.2 million, of which 48 loans totaling $63.1 million were TDRs. Included in this total were 38 TDRs to 36 borrowers totaling $38.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2011.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At June 30, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$77,720	36,843	954	115,517
Collectively evaluated for impairment	3,225,354	817,414	575,337	4,618,105

Total	$3,303,074	854,257	576,291	4,733,622

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$76,275	26,974	—	103,249
Collectively evaluated for impairment	3,164,866	822,035	560,970	4,547,871

Total	$3,241,141	849,009	560,970	4,651,120

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At June 30, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,237	4,292	49	8,578	—	8,578
Collectively evaluated for impairment	33,198	17,279	5,547	56,024	7,750	63,774

Total	$37,435	21,571	5,596	64,602	7,750	72,352

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,360	3,966	—	9,326	—	9,326
Collectively evaluated for impairment	34,083	21,415	5,515	61,013	4,012	65,025
Total	$39,443	25,381	5,515	70,339	4,012	74,351

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

The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2012 and their balances immediately prior to the modification date and post-modification as of June 30, 2012.

	Three Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	8	$2,010	1,823
Commercial	—	—	—
Multi-family	—	—	—
Construction	—	—	—

Total mortgage loans	8	2,010	1,823
Commercial loans	3	3,846	3,846
Consumer loans	1	393	364

Total restructured loans	12	$6,249	6,033

	Six Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	15	$3,760	3,404
Commercial	—	—	—
Multi-family	—	—	—
Construction	—	—	—

Total mortgage loans	15	3,760	3,404
Commercial loans	6	14,107	13,940
Consumer loans	3	498	439

Total restructured loans	24	$18,365	17,783

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and six months ended June 30, 2012 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and six months ended June 30, 2012. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $1.4 million at June 30, 2012, and was included in the allowance for loan losses for loans individually evaluated for impairment.

The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.52 percent, compared to a rate of 5.08 percent prior to modification for the three months ended June 30, 2012, and 5.11 percent, compared to a rate of 5.93 percent prior to modification for the six months ended June 30, 2012.

The following table presents loans modified as TDRs within the previous 12 months from June 30, 2012, and for which there was a payment default (90 days or more past due) during the quarter ended June 30, 2012:

Troubled Debt	June 30, 2012
Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment
($ in thousands)
Mortgage loans:
Residential	1	$903
Commercial	—	—
Multi-family	—	—
Construction	—	—

Total mortgage loans	1	903
Commercial loans	—	—
Consumer loans	—	—

Total restructured loans	1	$903

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

Three Months Ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2012
Balance at beginning of period	$37,683	20,962	5,783	64,428	9,568	73,996
Provision charged to operations	749	4,353	216	5,318	(1,818)	3,500
Recoveries of loans previously charged off	78	499	385	962	—	962
Loans charged off	(1,075)	(4,243)	(788)	(6,106)	—	(6,106)

Balance at end of period	$37,435	21,571	5,596	64,602	7,750	72,352

2011
Balance at beginning of period	$37,798	24,843	6,557	69,198	3,490	72,688
Provision charged to operations	1,615	2,357	1,864	5,836	1,664	7,500
Recoveries of loans previously charged off	178	94	105	377	—	377
Loans charged off	(2,501)	(3,594)	(2,176)	(8,271)	—	(8,271)

Balance at end of period	$37,090	23,700	6,350	67,140	5,154	72,294

Six Months Ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2012
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	131	3,315	1,316	4,762	3,738	8,500
Recoveries of loans previously charged off	120	697	630	1,447	—	1,447
Loans charged off	(2,259)	(7,822)	(1,865)	(11,946)	—	(11,946)

Balance at end of period	$37,435	21,571	5,596	64,602	7,750	72,352

2011
Balance at beginning of period	$38,416	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	1,870	6,541	4,314	12,725	2,675	15,400
Recoveries of loans previously charged off	200	238	202	640	—	640
Loans charged off	(3,396)	(5,289)	(3,782)	(12,467)	(1)	(12,468)

Balance at end of period	$37,090	23,700	6,350	67,140	5,154	72,294

Impaired loans receivable by class are summarized as follows (in thousands):

	At June 30, 2012					At December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$5,402	4,380	—	4,418	66	3,341	2,793	—	3,285	51
Commercial	17,660	16,715	—	16,725	82	8,432	7,521	—	7,915	146
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	11,410	10,757	—	10,870	—	11,410	11,018	—	11,254	258

Total	34,472	31,852	—	32,013	148	23,183	21,332	—	22,454	455
Commercial loans	10,257	6,812	—	7,595	—	4,982	4,651	—	6,222	259
Consumer loans	43	22	—	47	—	—	—	—	—	—

Total loans	44,772	38,686	—	39,655	148	28,165	25,983	—	28,676	714

Loans with an allowance recorded
Mortgage loans:
Residential	$9,335	8,639	1,207	8,382	152	7,681	7,442	1,056	7,644	187
Commercial	37,678	37,229	3,017	37,418	494	47,531	47,501	4,304	48,102	1,067
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—

Total	47,013	45,868	4,224	45,800	646	55,212	54,943	5,360	55,746	1,254
Commercial loans	31,042	30,031	4,305	30,712	362	26,504	22,323	3,966	23,637	37
Consumer loans	970	932	49	973	15	—	—	—	—	—

Total loans	$79,025	76,831	8,578	77,485	1,023	81,716	77,266	9,326	79,383	1,291

Total
Mortgage loans:
Residential	$14,737	13,019	1,207	12,800	218	11,022	10,235	1,056	10,929	238
Commercial	55,338	53,944	3,017	54,143	576	55,963	55,022	4,304	56,017	1,213
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	11,410	10,757	—	10,870	—	11,410	11,018	—	11,254	258

Total	81,485	77,720	4,224	77,813	794	78,395	76,275	5,360	78,200	1,709
Commercial loans	41,299	36,843	4,305	38,307	362	31,486	26,974	3,966	29,859	296
Consumer loans	1,013	954	49	1,020	15	—	—	—	—	—

Total loans	$123,797	115,517	8,578	117,140	1,171	109,881	103,249	9,326	108,059	2,005

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $8,578,000 and $9,326,000 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, impaired loans for which there was no related allowance for loan losses totaled $38,686,000 and $25,983,000, respectively. The average balances of impaired loans during the six months ended June 30, 2012 was $117,140,000.

The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” (pass) are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by Credit Administration. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports concerning periodic loan review examinations by the independent third party are presented directly to both the Audit and Risk Committees of the Board of Directors.

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At June 30, 2012
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,503	13,740	8,356	7,929	34,528	15,407	2,081	52,016
Substandard	34,207	86,335	9,068	17,388	146,998	58,509	6,909	212,416
Doubtful	—	—	—	—	—	694	—	694
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	38,710	100,075	17,424	25,317	181,526	74,610	8,990	265,126
Pass/Watch	1,268,868	1,177,267	581,052	94,361	3,121,548	779,647	567,301	4,468,496

Total outstanding loans	$1,307,578	1,277,342	598,476	119,678	3,303,074	854,257	576,291	4,733,622

	At December 31, 2011
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$7,980	27,773	12,193	10,699	58,645	14,498	1,908	75,051
Substandard	40,386	82,428	8,534	18,643	149,991	73,793	8,533	232,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	48,366	110,201	20,727	29,342	208,636	88,291	10,441	307,368
Pass/Watch	1,260,269	1,143,341	543,420	85,475	3,032,505	760,718	550,529	4,343,752

Total outstanding loans	$1,308,635	1,253,542	564,147	114,817	3,241,141	849,009	560,970	4,651,120

Note 5. Deposits

Deposits at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Savings	$921,571	$891,742
Money market	1,288,325	1,319,392
NOW	1,233,984	1,120,985
Non-interest bearing	729,040	695,752
Certificates of deposit	1,033,093	1,128,726

	$5,206,013	$5,156,597

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

Net periodic benefit (increase) cost for the three and six months ended June 30, 2012 and 2011 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	—	63	46	$—	—	126	86
Interest cost	322	313	261	256	644	626	522	509
Expected return on plan assets	(645)	(561)	—	—	(1,290)	(1,122)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(2)	(2)
Amortization of the net loss (gain)	357	180	3	(116)	714	360	6	(222)

Net periodic benefit cost (increase)	$34	(68)	326	185	$68	(136)	652	371

In its consolidated financial statements for the year ended December 31, 2011, the Company previously disclosed that it does not expect to contribute to the Plan in 2012. As of June 30, 2012, no contributions to the Plan have been made.

The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2012 were calculated using the actual January 1, 2012 pension valuation and the estimated results of the other post-retirement benefits January 1, 2012 valuations.

Note 7. Impact of Recent Accounting Pronouncements

Effective March 31, 2012, the Company adopted guidance regarding the presentation of comprehensive income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance providing an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As originally issued, ASU 2011-5 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU 2011-12,—Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. The Company presented comprehensive income in a separate consolidated statement of comprehensive income for the three and six months ended June 30, 2012 and 2011.

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

Assets Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2012 and December 31, 2011.

Securities Available for Sale

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2012 and December 31, 2011.

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

There were no changes to the valuation techniques for fair value measurements as of June 30, 2012 and December 31, 2011.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$99,926	99,926	—	—
Mortgage-backed securities	1,195,049	—	1,195,049	—
State and municipal obligations	10,928	—	10,928	—
Corporate obligations	3,035	—	3,035	—
Equity securities	324	324	—	—

	$1,309,262	100,250	1,209,012	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$37,645	—	—	37,645
Foreclosed assets	13,925	—	—	13,925

	$51,570	—	—	51,570

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$105,558	105,558	—	—
Mortgage-backed securities	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	—	11,614	—
Corporate obligations	7,636	—	7,636	—
Equity securities	308	308	—	—

	$1,376,119	105,866	1,270,253	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$56,620	—	—	56,620
Foreclosed assets	12,802	—	—	12,802

	$69,422	—	—	69,422

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012.

Other Fair Value Disclosures

The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.

Cash and Cash Equivalents

For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value.

Investment Securities Held to Maturity

For investment securities held to maturity, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.

FHLB-NY Stock

The carrying value of FHLB-NY stock was its cost. The fair value of FHLB-NY stock is based on redemption at par value. The Company classifies the estimated fair value as Level 1 within the fair value hierarchy.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories. The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.

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

The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2012 and December 31, 2011. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$77,245	77,245	77,245	—	—
Securities available for sale:
Agency obligations	99,926	99,926	99,926	—	—
Mortgage-backed securities	1,195,049	1,195,049	—	1,195,049	—
State and municipal obligations	10,928	10,928	—	10,928	—
Corporate obligations	3,035	3,035	—	3,035	—
Equity securities	324	324	324	—	—

Total securities for sale	$1,309,262	1,309,262	100,250	1,209,012	—

Investment securities held to maturity:
Agency obligations	$3,698	3,729	3,729	—	—
Mortgage-backed securities	15,878	16,544	—	16,544	—
State and municipal obligations	335,143	350,298	—	350,298	—
Corporate obligations	8,491	8,754	—	8,754	—

Total securities held to maturity	$363,210	379,325	3,729	375,596	—

FHLB-NY stock	40,689	40,689	40,689	—	—
Loans, net	4,662,778	4,860,566	—	—	4,860,566

Financial liabilities:
Deposits other than certificates of deposits	$4,172,920	4,172,920	4,172,920	—	—
Certificates of deposit	1,033,093	1,044,748	—	1,044,748	—

	5,206,013	5,217,668	4,172,920	1,044,748	—

Borrowings	$884,204	919,637	—	919,637	—

		Fair Value Measurements at December 31, 2011 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$69,632	69,632	69,632	—	—
Securities available for sale:
Agency obligations	105,558	105,558	105,558	—	—
Mortgage-backed securities	1,251,003	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	11,614	—	11,614	—
Corporate obligations	7,636	7,636	—	7,636	—
Equity securities	308	308	308	—	—

Total securities for sale	$1,376,119	1,376,119	105,866	1,270,253	—

Investment securities held to maturity
Agency obligations	$3,647	3,683	3,683	—	—
Mortgage-backed securities	22,321	23,180	—	23,180	—
State and municipal obligations	314,108	330,902	—	330,902	—
Corporate obligations	8,242	8,531	—	8,531	—

Total securities held to maturity	$348,318	366,296	3,683	326,613	—

FHLB-NY stock	38,927	38,927	38,684	—	—
Loans, net	4,579,158	4,804,036	—	—	4,804,036

Financial liabilities:
Deposits other than certificates of deposits	$4,027,871	4,027,871	4,027,871	—	—
Certificates of deposit	1,128,726	1,143,213	—	1,143,213	—

Total deposits	$5,156,597	5,171,084	4,027,871	1,143,213

Borrowings	$920,180	955,037	—	955,037	—

Note 9. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012			2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$208	(85)	123	$8,077	(3,299)	4,778
Reclassification adjustment for gains included in net income	(1)	—	(1)	(28)	11	(17)

Total	207	(85)	122	8,049	(3,288)	4,761
Other-than-temporary impairment on debt securities available for sale
Other-than-temporary impairment losses on securities	—	—	—	(1,661)	678	(983)
Reclassification adjustment for impairment losses included in net income	—	—	—	302	(123)	179

Total	—	—	—	(1,359)	555	(804)
Amortization related to post retirement obligations	360	(148)	212	108	44	64

Total other comprehensive income (loss)	$567	(233)	334	$6,798	(2,777)	4,021

	Six months ended June 30,
	2012			2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$2,615	(1,068)	1,547	$5,998	(2,450)	3,548
Reclassification adjustment for gains included in net income	(2,184)	892	(1,292)	(28)	11	(17)

Total	431	(176)	255	5,970	(2,439)	3,531
Other-than-temporary impairment on debt securities available for sale
Other-than-temporary impairment losses on securities	—	—	—	(1,661)	678	(983)
Reclassification adjustment for impairment losses included in net income	—	—	—	302	(123)	179

Total	—	—	—	(1,359)	555	(804)
Amortization related to post retirement obligations	(297)	121	(176)	(3,167)	1,294	(1,873)

Total other comprehensive income (loss)	$134	(55)	79	$1,444	(590)	854

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party and periodically, by the Credit Committee in the credit renewal or approval process.

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as, the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the first quarter of 2012, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the indirect marine loan portfolio were increased to reflect an increase in historical loss experience.

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

The Company qualitatively determines whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing Step 1 of the goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of the reporting unit is more than its carrying amount, the entity does not need to apply the two-step impairment test. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. The guidance provides certain factors an entity should consider in its qualitative assessment in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The factors include:

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

The Company completed its annual goodwill impairment test as of September 30, 2011. Based upon its qualitative assessment of goodwill, the Company concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) is warranted.

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

At June 30, 2012, the carrying value of goodwill was $353.3 million. Management has evaluated potential goodwill impairment triggers and based upon its interim qualitative assessment of goodwill, has determined that goodwill is not impaired and no further analysis is warranted.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 8 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. A lack of liquidity in certain sectors of the mortgage-backed securities market for certain securities and increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize other-than-temporary securities impairment losses in earnings for the three and six months ended June 30, 2012 and 2011.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At June 30, 2012, the Company maintained a valuation allowance of $246,000, related to unused capital loss carryforwards.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND DECEMBER 31, 2011

Total assets increased $37.4 million, or 0.5%, to $7.13 billion at June 30, 2012, from $7.10 billion at December 31, 2011. The increase was primarily due to an increase in net loans, partially offset by a decrease in securities.

Total investments decreased $50.2 million, or 2.8%, to $1.71 billion at June 30, 2012, from $1.76 billion at December 31, 2011. The decrease was primarily due to principal repayments on mortgage-backed securities, the sale of specific mortgage-backed securities which had a high risk of prepayment and maturities of municipal and agency bonds, partially offset by purchases of mortgage-backed securities. A portion of the repayments on the investment portfolio were reinvested in higher-yielding loans, primarily commercial mortgage and commercial business loans.

Total loans increased $81.6 million, or 1.8%, during the six months ended June 30, 2012 to $4.74 billion. Loan originations totaled $766.3 million and loan purchases totaled $49.0 million for the six months ended June 30, 2012. The loan portfolio had net increases of $58.1 million in commercial and multi-family mortgage loans, $15.3 million in consumer loans, $5.2 million in commercial loans and $4.9 million in construction loans, which were partially offset by a $1.1 million decrease in residential mortgage loans. Commercial real estate, commercial and construction loans represented 60.2% of the loan portfolio at June 30, 2012, compared to 59.8% at December 31, 2011.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at June 30, 2012 was $10.1 million. Of this total, 9 loans totaling $1.6 million were 90 days or more delinquent. General valuation reserves of 6.5%, or $106,000, were allocated to these loans at June 30, 2012.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $72.6 million and $47.4 million, respectively, at June 30, 2012. The Company’s participations in SNCs included three relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments and outstanding balances of $25.9 million at June 30, 2012. Of these adversely classified SNCs, one relationship consisted of a commercial construction loan and the other two were commercial mortgage loans. These properties are located in New York City and New Jersey. All of the Company’s SNCs were current as to the payment of principal and interest at June 30, 2012.

The Company had outstanding junior lien mortgages totaling $256.3 million at June 30, 2012. Of this total, 51 loans totaling $4.5 million were 90 days or more delinquent. General valuation reserves of 10%, or $445,000, were allocated to these loans at June 30, 2012.

The Company had outstanding indirect marine loans totaling $46.2 million at June 30, 2012. Of this total, 3 loans totaling $561,000 were 90 days or more delinquent. General valuation reserves of 60%, or $336,000 were allocated to these loans at June 30, 2012. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans:
Residential	$34,207	40,386
Commercial	31,865	29,522
Multi-family	—	997
Construction	10,757	11,018

Total mortgage loans	76,829	82,923
Commercial loans	31,488	32,093
Consumer loans	6,899	8,533

Total non-performing loans	115,216	122,549
Foreclosed assets	13,925	12,802

Total non-performing assets	$129,141	135,351

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans:
Residential	$4,504	7,936
Commercial	215	1,155
Multi-family	35	—
Construction	—	—

Total mortgage loans	4,754	9,091
Commercial loans	1,428	526
Consumer loans	2,028	1,908

Total 60-89 day delinquent loans	$8,210	11,525

At June 30, 2012, the allowance for loan losses totaled $72.4 million, or 1.53% of total loans, compared with $74.4 million, or 1.60% of total loans at December 31, 2011. Total non-performing loans were $115.2 million, or 2.43% of total loans at June 30, 2012, compared to $122.5 million, or 2.63% of total loans at December 31, 2011.

The decrease in non-performing loans at June 30, 2012, compared with December 31, 2011, was largely due to a $6.2 million decrease in non-performing residential loans, a $1.6 million decrease in non-performing consumer loans, a $997,000 decrease in non-performing multi-family loans and a $604,000 decrease in non-performing commercial loans, partially offset by a $2.3 million increase in non-performing commercial mortgage loans.

At June 30, 2012, the Company held $13.9 million of foreclosed assets, compared with $12.8 million at December 31, 2011. Foreclosed assets at June 30, 2012 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $6.9 million of residential real estate, $6.4 million of commercial real estate and $600,000 of marine vessels.

Non-performing assets totaled $129.1 million, or 1.81% of total assets at June 30, 2012, compared to $135.4 million, or 1.91% of total assets at December 31, 2011.

Other assets decreased $6.2 million, or 7.9%, to $72.6 million at June 30, 2012, from $78.8 million at December 31, 2011, primarily due to the amortization of prepaid FDIC insurance and an increase in income tax accruals.

Total deposits increased $49.4 million, or 1.0%, during the six months ended June 30, 2012 to $5.21 billion. Core deposits, consisting of savings and demand deposit accounts, increased $145.0 million, or 3.6%, to $4.17 billion at June 30, 2012. The majority of the core deposit increase was in demand deposits. Time deposits decreased $95.6 million, or 8.5%, to $1.03 billion at June 30, 2012, with the majority of the decrease occurring in the 18- and 24-month maturity categories. The Company remains focused on developing core deposit relationships, while strategically permitting the run-off of time deposits. Core deposits represented 80.2% of total deposits at June 30, 2012, compared to 78.1% at December 31, 2011.

Borrowed funds were reduced $36.0 million, or 3.9% during the six months ended June 30, 2012, to $884.2 million, as core deposit growth continued to replace wholesale funding. Borrowed funds represented 12.4% of total assets at June 30, 2012, a reduction from 13.0% at December 31, 2011.

Total stockholders’ equity increased $22.1 million, or 2.3%, to $974.5 million at June 30, 2012. This increase was due to net income of $34.4 million, a $5.1 million increase due to shares issued through the Company’s dividend reinvestment plan, a net increase due to the allocation of shares to stock-based compensation plans of $3.1 million and a net increase of $79,000 in other comprehensive income, partially offset by $15.2 million in cash dividends and common stock repurchases of $5.6 million. At June 30, 2012, book value per share and tangible book value per share were $16.20 and $10.23, respectively, compared with $15.88 and $9.87, respectively, at December 31, 2011. Common stock repurchases for the three and six months ended June 30, 2012, totaled approximately 268,000 and 408,000 shares at an average cost of $13.75 and $13.81 per share, respectively. As of June 30, 2012, 1.4 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

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

Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows.

As of June 30, 2012, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	At June 30, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$270,971	4.00%	$527,365	7.78%
Tier 1 risk-based capital	182,977	4.00	527,365	11.53
Total risk-based capital	365,928	8.00	584,733	12.78

Company:
Regulatory Tier 1 leverage capital	$270,963	4.00%	$607,000	8.96%
Tier 1 risk-based capital	182,964	4.00	607,000	13.27
Total risk-based capital	365,928	8.00	664,364	14.52

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

General. The Company reported net income of $16.0 million, or $0.28 per basic and diluted share for the three months ended June 30, 2012, compared to net income of $14.0 million, or $0.25 per basic and diluted share for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company reported net income of $34.4 million, or $0.60 per basic and diluted share, compared to net income of $26.9 million, or $0.47 per basic and diluted share for the same period last year.

The improvement in earnings for the second quarter and year-to-date period ended June 30, 2012, was largely attributable to improvements in asset quality and related reductions in the provision for loan losses. Loan loss provisions decreased by $4.0 million and $6.9 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. In addition, net interest income increased $402,000 and $1.8 million for the three and six months ended June 30, 2012, respectively, primarily due to an increase in average loans outstanding, funded by growth in average core deposits. Further contributing to the year-to-date improvement, the Company realized $2.2 million in gains during the first quarter of 2012 from the sale of certain mortgage-backed securities identified as having a significant risk of accelerated prepayment. Excluding this gain, non-interest income increased $1.3 million and $4.7 million for the three and six months ended June 30, 2012, respectively, compared with the same periods last year. These improvements were partially offset by increases in non-interest expense of $1.8 million and $3.3 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. Income tax expense increased $1.9 million and $4.8 million for the three and six months ended June 30, 2012, respectively, compared with same periods last year.

Net Interest Income. Total net interest income increased $400,000 or 0.7%, to $54.6 million for the quarter ended June 30, 2012, from $54.2 million for the quarter ended June 30, 2011. For the six months ended June 30, 2012, total net interest income increased $1.8 million, or 1.7%, to $109.5 million, from $107.6 million for the same period in 2011. Interest income for the second quarter of 2012 decreased $3.8 million to $66.0 million, from $69.8 million for the same period in 2011. For the six months ended June 30, 2012, interest income decreased $6.4 million to $132.9 million, from $139.3 million for the six months ended June 30, 2011. Interest expense decreased $4.2 million, or 26.9%, to $11.4 million for the quarter ended June 30, 2012, from $15.6 million for the quarter ended June 30, 2011. For the six months ended June 30, 2012, interest expense decreased $8.2 million, or 25.9%, to $23.5 million, from $31.7 million for the six months ended June 30, 2011. The improvement in net interest income for the three and six months ended June 30, 2012, versus the comparable 2011 periods, resulted from an increase in average interest-earning assets, primarily average loans outstanding, funded with growth in lower-cost core deposits. The improvement in earning asset volume and the funding mix was partially offset by compression in the net interest margin.

The net interest margin for the quarter ended June 30, 2012 was 3.39%, a decrease of 3 basis points from 3.42% for the quarter ended March 31, 2012, and 14 basis points from 3.53% for the quarter ended June 30, 2011. The decrease in the net interest margin was primarily attributable to the decline in yields on interest-earning assets, which outpaced the downward re-pricing of the Company’s interest-bearing liabilities as longer-term market interest rates have declined and the yield curve has flattened. The weighted average yield on interest-earning assets was 4.11% for the three months ended June 30, 2012, compared with 4.19% for the trailing quarter, and 4.56% for the three months ended June 30, 2011. The weighted average cost of interest-bearing liabilities was 0.85% for the quarter ended June 30, 2012, compared with 0.90% for the trailing quarter and 1.19% for the second quarter of 2011. The average cost of interest bearing deposits for the three months ended June 30, 2012 was 0.58%, compared with 0.62% for the trailing quarter and 0.89% for the same period last year. Partially offsetting the effects of interest rate spread compression on the margin, average non-interest bearing demand deposits totaled $689.3 million for the quarter ended June 30, 2012, compared with $670.1 million for the trailing quarter and $580.5 million for the quarter ended June 30, 2011. The average cost of borrowings for the three months ended June 30, 2012 was 2.20%, compared with 2.25% for the trailing quarter, and 2.65% for the same period last year.

For the six months ended June 30, 2012, the net interest margin decreased 11 basis points to 3.41%, compared with 3.52% for the six months ended June 30, 2011. The weighted average yield on interest-earning assets declined 42 basis points to 4.15% for the six months ended June 30, 2012, compared with 4.57% for the six months ended June 30, 2011, while the weighted average cost of interest-bearing liabilities declined 34 basis points to 0.87% for the six months ended June 30, 2012, compared with 1.21% for the same period in 2011. The average cost of interest bearing deposits for the six months ended June 30, 2012 was 0.60%, compared with 0.90% for the same period last year. Average non-interest bearing demand deposits totaled $679.7 million for the six months ended June 30, 2012, compared with $568.1 million for the six months ended June 30, 2011. The average cost of borrowings for the six months ended June 30, 2012 was 2.22%, compared with 2.67% for the same period last year.

Interest income on loans secured by real estate decreased $997,000 to $38.7 million, or 2.5% for the three months ended June 30, 2012, from $39.7 million for the three months ended June 30, 2011. Commercial loan interest income decreased $570,000 to $10.2 million, or 5.3% for the three months ended June 30, 2012, from $10.8 million for the three months ended June 30, 2011. Consumer loan interest income decreased $155,000, or 2.4%, to $6.3 million for the three months ended June 30, 2012, from $6.5 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, the average balance of net loans increased $223.2 million to $4.62 billion, from $4.39 billion for the same period in 2011. The average loan yield for the three months ended June 30, 2012, decreased 40 basis points to 4.76%, from 5.16% for the same period in 2011.

Interest income on loans secured by real estate decreased $2.3 million, to $77.6 million for the six months ended June 30, 2012, from $80.0 million for the six months ended June 30, 2011. Consumer loan interest income decreased $385,000, or 3.0%, to $12.6 million for the six months ended June 30, 2012, from $13.0 million for the six months ended June 30, 2011. Interest income on commercial loans decreased $282,000, or 1.4%, to $20.6 million for the six months ended June 30, 2012, from $20.9 million for the six months ended June 30, 2011. The average loan yield for the six months ended June 30, 2012, decreased 40 basis points to 4.80%, from 5.20% for the same period in 2011. For the six months ended June 30, 2012, the average balance of net loans increased $227.0 million, or 5.2%, to $4.60 billion, from $4.37 billion for the same period in 2011.

Interest income on investment securities held to maturity decreased $40,000, or 1.3%, to $3.0 million for the quarter ended June 30, 2012, compared to the same period last year. Average investment securities held to maturity increased $14.9 million, or 4.3%, to $357.2 million for the quarter ended June 30, 2012, from $342.4 million for the same period last year. For the six months ended June 30, 2012, interest income on investment securities held to maturity decreased $215,000, or 3.5%, to $5.9 million, from $6.1 million for the same period in 2011. Average investment securities held to maturity increased $7.9 million, or 2.3%, to $350.5 million for the six months ended June 30, 2012, from $342.5 million for the same period last year.

Interest income on securities available for sale and FHLB-NY stock decreased $2.0 million, or 20.3%, to $7.8 million for the quarter ended June 30, 2012, from $9.8 million for the quarter ended June 30, 2011. The average balance of securities available for sale increased $125.4 million, or 10.0%, to $1.38 billion for the three months ended June 30, 2012, from $1.26 billion for the same period in 2011. For the six months ended June 30, 2012, interest income on securities available for sale and FHLB-NY stock decreased $3.2 million, or 16.3%, to $16.1 million, from $19.3 million for the six months ended June 30, 2011. The average balance of securities available for sale increased $81.3 million, or 0.6%, to $1.38 billion for the six months ended June 30, 2012, from $1.30 billion for the same period in 2011.

The average yield on all securities decreased to 2.42% for the three months ended June 30, 2012, compared with 3.01% for the same period in 2011. For the six months ended June 30, 2012, the average yield on all securities was 2.48%, compared with 2.96% for the same period in 2011.

Interest paid on deposit accounts decreased $3.1 million, or 32.4%, to $6.5 million for the quarter ended June 30, 2012, from $9.6 million for the quarter ended June 30, 2011. For the six months ended June 30,

2012, interest paid on deposit accounts declined $6.0 million, or 30.6%, to $13.5 million, from $19.5 million for the six months ended June 30, 2011. The average cost of interest-bearing deposits decreased to 0.58% and 0.60% for the three and six months ended June 30, 2012, respectively, from 0.89% and 0.90% for the three and six months ended June 30, 2011, respectively. The average balance of interest-bearing core deposit accounts increased $325.7 million, or 10.4%, to $3.45 billion for the quarter ended June 30, 2012, from $3.12 billion for the quarter ended June 30, 2011. For the six months ended June 30, 2012, average interest-bearing core deposits increased $329.6 million, or 10.7%, to $3.42 billion, from $3.09 billion for the same period in 2011. Average time deposit account balances decreased $175.9 million, or 14.3%, to $1.06 billion for the quarter ended June 30, 2012, from $1.23 billion for the same period in 2011. For the six months ended June 30, 2012, average time deposits decreased $167.9 million, or 13.4%, to $1.08 billion, from $1.25 billion for the same period in 2011.

Interest paid on borrowed funds decreased $1.1 million, or 17.8%, to $4.9 million for the quarter ended June 30, 2012, from $6.0 million for the quarter ended June 30, 2011. For the six months ended June 30, 2012, interest paid on borrowed funds decreased $2.2 million, or 18.3%, to $10.0 million, from $12.2 million for the six months ended June 30, 2011. The average cost of borrowings decreased to 2.20% and 2.22% for the three and six months ended June 30, 2012, respectively, from 2.65% and 2.67% for the three and six months ended June 30, 2011, respectively. Average borrowings decreased $6.8 million, or 0.8%, to $903.1 million for the quarter ended June 30, 2012, from $909.9 million for the quarter ended June 30, 2011. For the six months ended June 30, 2012, average borrowings decreased $19.8 million, or 2.1%, to $901.9 million, from $921.7 million for the six months ended June 30, 2011.

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

The Company recorded provisions for loan losses of $3.5 million and $8.5 million for the three and six months ended June 30, 2012, respectively. This compared with provisions for loan losses of $7.5 million and $15.4 million recorded for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, the Company had net charge-offs of $5.1 million and $10.5 million, respectively, compared with net charge-offs of $7.9 million and $11.8 million, respectively, for the same periods in 2011. At June 30, 2012, the Company’s allowance for loan losses was 1.53% of total loans, compared with 1.60% of total loans at December 31, 2011 and 1.62% of total loans at June 30, 2011.

Non-Interest Income. Non-interest income totaled $9.3 million for the quarter ended June 30, 2012, an increase of $1.3 million, or 16.2%, compared to the same period in 2011. Fee income increased $1.6 million to $7.4 million for the three months ended June 30, 2012, compared with the three months ended June 30, 2011, due primarily to increased wealth management fees attributable to Beacon Trust Company (“Beacon”), acquired in August 2011, and an increase in commercial loan prepayment fees. These increases were partially offset by lower deposit-based fee revenue. The Company did not experience any other-than-temporary impairment on its securities portfolio in 2012, compared with a $302,000 charge recognized in the same period last year associated with an investment in a non-Agency mortgage-backed security. Additionally, other income decreased $485,000 for the three months ended June 30, 2012, compared to the same period in 2011, resulting from a decrease in gains related to loan sales and increased net losses on the sale of foreclosed real estate.

For the six months ended June 30, 2012, non-interest income totaled $22.1 million, an increase of $6.9 million, or 45.1%, compared to the same period in 2011. Fee income totaled $15.5 million for the six months ended June 30, 2012, an increase of $4.1 million compared with the same period in 2011, largely due to an increase in wealth management fees related to the Beacon acquisition and increased prepayment fees on commercial loans, which were partially offset by lower deposit-based fee income, primarily overdraft fees. Net gains on securities transactions totaled $2.2 million for the six months ended June 30, 2012, compared to $28,000 for the same period in 2011. During the period, the Company identified and sold certain mortgage-backed securities which had a high risk of accelerated prepayment. The proceeds from the sales were reinvested in similar securities with more stable projected cash flows. Also contributing to the increase in non-interest income, other income increased $435,000 for the six months ended June 30, 2012, compared with the same period in 2011, primarily due to income associated with the termination of the Company’s debit card rewards program and an increase in gains related to loan sales, partially offset by increased net losses on the sale of foreclosed real estate The Company did not experience any other-than-temporary impairment on its securities portfolio for the six months ended June 30, 2012, compared with a $302,000 charge recognized in the same period last year associated with an investment in a non-Agency mortgage-backed security.

Non-Interest Expense. For the three months ended June 30, 2012, non-interest expense increased $1.8 million, or 5.1%, to $37.8 million, compared to the three months ended June 30, 2011. Compensation and benefits increased $1.7 million for the quarter ended June 30, 2012, to $20.4 million, compared to the quarter ended June 30, 2011. This increase was due to higher salary expense associated with annual merit increases, personnel added as a result of the Beacon acquisition, an increased incentive compensation accrual, and increased employee health, medical and retirement benefit costs. Other operating expenses increased $279,000, to $6.6 million for the quarter ended June 30, 2012, from the same period in 2011, due mainly to a $213,000 charge related to the termination of a software contract in connection with the Beacon integration.

Non-interest expense for the six months ended June 30, 2012 was $74.5 million, an increase of $3.3 million, or 4.6%, from the six months ended June 30, 2011. Compensation and benefits expense increased $3.7 million, to $41.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to higher salary expense associated with annual merit increases, personnel added as a result of the Beacon acquisition, an increased incentive compensation accrual and increased employee health, medical and retirement benefit costs. In addition, other operating expense increased $929,000 for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to increased loan collection and administration expenses, a $213,000 charge related to the termination of a software contract in connection with the Beacon integration, and $162,000 in charges related to the consolidation of four underperforming branch locations. Data processing expense increased $437,000 for the six months ended June 30, 2012, compared to the same period in 2011, because of increased software maintenance and core processing fees. Partially offsetting these increases, impairment of premises and equipment declined $807,000 for the six months ended June 30, 2012, compared to the same period last year, due to the impairment charge incurred in the first quarter of 2011 related to the then planned sale and relocation of the Company’s former loan center, which was completed in November 2011. FDIC insurance expense decreased $544,000 to $2.6 million for the six months ended June 30, 2012, compared with the same period in 2011. The decrease was primarily due to a lower assessment rate and a change in assessment methodology from a deposit-based to an asset-based assessment, effective in the second quarter of 2011. Net occupancy expense decreased $337,000 to $10.2 million, compared to the same period last year, due to the consolidation and relocation of the Company’s administrative offices in April 2011 and the elimination of prior year carrying costs on previously occupied facilities owned by the Company that were sold in November 2011. Additionally, amortization of intangibles decreased $149,000 for the six months ended June 30, 2012, compared with the same period of 2011, as a result of scheduled reductions in core deposit intangible amortization, partially offset by the amortization of the customer relationship intangible arising from the Beacon acquisition and increased amortization of mortgage servicing rights.

Income Tax Expense. For the three and six months ended June 30, 2012, the Company’s income tax expense was $6.7 million and $14.0 million, respectively, compared with $4.8 million and $9.2 million, for the three and six months ended June 30, 2011, respectively. The increase in income tax expense was primarily a function of growth in pre-tax income from taxable sources. The Company’s effective tax rates were 29.4% and 28.9% for the three and six months ended June 30, 2012, respectively, compared with 25.6% for both the three and six months ended June 30, 2011, respectively.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2012 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	210,304	(3,120)	(1.5)
Static	213,424	—	—
+100	211,349	(2,075)	(1.0)
+200	206,618	(6,806)	(3.2)
+300	202,295	(11,129)	(5.2)

The preceding table indicates that, as of June 30, 2012, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 5.2%, or $11.1 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 1.5%, or $3.1 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2012 (dollars in thousands):

Change in Interest Rates (Basis Points)	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,234,755	(12,109)	(1.0)	16.6	(1.1)
Flat	1,246,864	—	—	16.7	—
+100	1,214,483	(32,381)	(2.6)	16.4	(1.7)
+200	1,155,938	(90,926)	(7.3)	15.8	(5.3)
+300	1,075,622	(171,242)	(13.7)	15.0	(10.5)

The preceding table indicates that as of June 30, 2012, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 13.7%, or $171.2 million. If rates were to decrease 100 basis points, the model forecasts a 1.0%, or $12.1 million increase in the present value of equity.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form

10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

April 1, 2012 Through April 30, 2012	—	—	—	1,633,485

May 1, 2012 Through May 31, 2012	760	$14.59	760	1,632,725

June 1, 2012 Through June 30, 2012	267,100	13.75	267,100	1,365,625

Total	267,860	$14.12	267,860

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156.)

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156

10.19	Omnibus Incentive Compensation Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2012	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2012	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2012	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer