Form 10-Q
period 2012-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2012-11-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012 there were 83,209,293 shares issued and 60,158,115 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 417,443 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2012 (Unaudited) and December 31, 2011

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$105,601	$68,553
Short-term investments	1,952	1,079

Total cash and cash equivalents	107,553	69,632

Securities available for sale, at fair value	1,337,212	1,376,119
Investment securities held to maturity (fair value of $370,353 at September 30, 2012 (unaudited) and $366,296 at December 31, 2011)	352,307	348,318
Federal Home Loan Bank Stock	37,971	38,927

Loans	4,818,857	4,653,509
Less allowance for loan losses	70,280	74,351

Net loans	4,748,577	4,579,158

Foreclosed assets, net	13,900	12,802
Banking premises and equipment, net	67,315	66,260
Accrued interest receivable	22,590	24,653
Intangible assets	358,365	360,714
Bank-owned life insurance	145,905	142,010
Other assets	73,285	78,810

Total assets	$7,264,980	$7,097,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,468,321	$3,136,129
Savings deposits	897,854	891,742
Certificates of deposit of $100,000 or more	342,807	383,174
Other time deposits	664,695	745,552

Total deposits	5,373,677	5,156,597
Mortgage escrow deposits	21,340	20,955
Borrowed funds	834,421	920,180
Other liabilities	46,999	47,194

Total liabilities	6,276,437	6,144,926

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 60,156,795 shares outstanding at September 30, 2012 and 59,968,195 outstanding at December 31, 2011	832	832
Additional paid-in capital	1,020,778	1,019,253
Retained earnings	390,515	363,011
Accumulated other comprehensive income	13,038	9,571
Treasury stock	(383,256)	(384,725)
Unallocated common stock held by the Employee Stock Ownership Plan	(53,364)	(55,465)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,321)	(7,390)
Deferred compensation – Directors’ Deferred Fee Plan	7,321	7,390

Total stockholders’ equity	988,543	952,477

Total liabilities and stockholders’ equity	$7,264,980	$7,097,403

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and nine months ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Real estate secured loans	$38,544	$39,466	$116,175	$119,425
Commercial loans	10,242	11,010	30,817	31,867
Consumer loans	6,343	6,436	18,967	19,445
Securities available for sale and Federal Home Loan Bank Stock	6,599	9,174	22,743	28,468
Investment securities	2,987	3,045	8,896	9,169
Deposits, Federal funds sold and other short-term investments	42	26	58	81

Total interest income	64,757	69,157	197,656	208,455

Interest expense:
Deposits	6,155	8,984	19,660	28,439
Borrowed funds	4,887	5,717	14,866	17,937

Total interest expense	11,042	14,701	34,526	46,376

Net interest income	53,715	54,456	163,130	162,079

Provision for loan losses	3,500	7,500	12,000	22,900

Net interest income after provision for loan losses	50,215	46,956	151,130	139,179

Non-interest income:
Fees	7,532	6,631	23,018	18,052
Bank-owned life insurance	1,273	1,274	3,895	3,998
Other-than-temporary impairment losses on securities	—	—	—	(1,661)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	1,359

Net impairment losses on securities recognized in earnings	—	—	—	(302)

Net gain on securities transactions	298	658	2,482	686
Other income	687	87	2,466	1,431

Total non-interest income	9,790	8,650	31,861	23,865

Non-interest expense:
Compensation and employee benefits	20,131	19,226	61,084	56,476
Net occupancy expense	5,142	5,286	15,330	15,811
Data processing expense	2,712	2,381	7,762	6,994
FDIC insurance	1,277	1,319	3,897	4,483
Amortization of intangibles	511	708	1,968	2,314
Impairment of premises and equipment	—	—	—	807
Advertising and promotion expense	1,036	823	2,849	2,605
Other operating expenses	6,087	5,210	18,553	16,747

Total non-interest expense	36,896	34,953	111,443	106,237

Income before income tax expense	23,109	20,653	71,548	56,807

Income tax expense	6,955	5,087	20,963	14,333

Net income	$16,154	$15,566	$50,585	$42,474

Basic earnings per share	$0.28	$0.27	$0.89	$0.75
Average basic shares outstanding	57,194,046	56,926,131	57,133,164	56,847,975

Diluted earnings per share	$0.28	$0.27	$0.88	$0.75
Average diluted shares outstanding	57,238,819	56,941,715	57,169,844	56,860,371

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Three and nine months ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$16,154	$15,566	$50,585	$42,474
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	3,352	2,698	4,899	6,246
Reclassification adjustment for (gains) losses included in net income	(176)	(389)	(1,468)	(406)

Total	3,176	2,309	3,431	5,840
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	—	(983)
Reclassification adjustment for impairment losses included in net income	—	—	—	179

Total	—	—	—	(804)
Amortization related to post-retirement obligations	212	67	36	(1,806)

Total other comprehensive income	3,388	2,376	3,467	3,230

Total comprehensive income	$19,542	$17,942	$54,052	$45,704

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Net income	—	—	42,474	—	—	—	—	—	42,474
Other comprehensive income, net of tax				3,230					3,230
Cash dividends declared	—	—	(21,159)	—	—	—	—	—	(21,159)
Distributions from DDFP	—	—	—	—	—	—	69	(69)	—
Purchases of treasury stock	—	—	—	—	(2,875)	—	—	—	(2,875)
Shares issued dividend reinvestment plan	—	(533)	—	—	1,797				1,264
Allocation of ESOP shares	—	(402)	—	—	—	2,087	—	—	1,685
Stock option exercises		—			9				9
Allocation of SAP shares	—	2,510	—	—	—	—	—	—	2,510
Allocation of stock options	—	572	—	—	—	—	—	—	572

Balance at September 30, 2011	$832	$1,019,462	$353,787	$17,984	$(386,163)	$(56,505)	$(7,413)	$7,413	$949,397

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2012 and 2011 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	50,585	—	—	—	—	—	50,585
Other comprehensive income, net of tax				3,467					3,467
Cash dividends paid	—	—	(23,081)	—	—	—	—	—	(23,081)
Distributions from DDFP	—	—	—	—	—	—	69	(69)	—
Purchases of treasury stock	—	—	—	—	(5,620)	—	—	—	(5,620)
Shares issued dividend reinvestment plan	—	(1,641)	—	—	7,065				5,424
Stock option exercises		(6)	—	—	24	—	—	—	18
Allocation of ESOP shares	—	(290)	—	—	—	2,101	—	—	1,811
Allocation of SAP shares	—	3,246	—	—	—	—	—	—	3,246
Allocation of stock options	—	216	—	—	—	—	—	—	216

Balance at September 30, 2012	$832	$1,020,778	$390,515	$13,038	$(383,256)	$(53,364)	$(7,321)	$7,321	$988,543

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$50,585	$42,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,094	7,303
Impairment of premises and equipment	—	807
Provision for loan losses	12,000	22,900
Deferred tax benefit	(4,921)	(5,848)
Increase in cash surrender value of Bank-owned life insurance	(3,895)	(3,998)
Net amortization of premiums and discounts on securities	12,115	8,505
Accretion of net deferred loan fees	(2,603)	(1,660)
Amortization of premiums on purchased loans, net	1,272	1,332
Net increase in loans originated for sale	(32,826)	(6,984)
Proceeds from sales of loans originated for sale	34,581	7,111
Proceeds from sales of foreclosed assets	13,465	5,761
ESOP expense	1,811	1,685
Allocation of stock award shares	3,246	2,510
Allocation of stock options	216	572
Net gain on sale of loans	(1,753)	(127)
Net gain on securities transactions	(2,482)	(686)
Impairment charge on securities	—	302
Net gain on sale of premises and equipment	(32)	(43)
Net loss (gain) on sale of foreclosed assets	227	(27)
Decrease in accrued interest receivable	2,063	2,196
Increase in other assets	(6,343)	(10,722)
Decrease in other liabilities	(195)	(3,727)

Net cash provided by operating activities	83,625	69,636

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	61,882	44,392
Purchases of investment securities held to maturity	(66,579)	(50,160)
Proceeds from sales of securities available for sale	51,090	23,504
Proceeds from maturities and paydowns of securities available for sale	353,493	298,422
Purchases of securities available for sale	(368,859)	(247,883)
Cash consideration paid to acquire Beacon Trust, net of cash and cash equivalents	—	(7,254)
Purchases of loans	(115,428)	(68,981)
Net increase in loans	(63,404)	(98,761)
Proceeds from sales of premises and equipment	65	1,952
Purchases of premises and equipment	(6,410)	(8,751)

Net cash used in by investing activities	(154,150)	(113,520)

Cash flows from financing activities:
Net increase in deposits	217,080	196,558
Increase in mortgage escrow deposits	385	788
Purchase of treasury stock	(5,620)	(2,875)
Cash dividends paid to stockholders	(23,081)	(21,159)
Shares issued dividend reinvestment plan	5,424	(533)
Stock options exercised	18	9
Proceeds from long-term borrowings	—	236,300
Payments on long-term borrowings	(26,197)	(252,328)
Net decrease in short-term borrowings	(59,563)	(41,089)

Net cash provided by financing activities	108,446	115,671

Net increase in cash and cash equivalents	37,921	71,787
Cash and cash equivalents at beginning of period	69,632	52,229

Cash and cash equivalents at end of period	$107,553	$124,016

Cash paid during the period for:
Interest on deposits and borrowings	$34,854	$47,196

Income taxes	$20,318	$20,122

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$14,813	$9,664

Fair value of assets acquired	$672	$1,879

Goodwill and customer relationship intangible	$(672)	$9,547

Liabilities assumed	$—	$926

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for all of 2012.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2011 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended September 30,						For the nine months ended September 30,
	2012			2011			2012			2011
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$16,154			$15,566			$50,585			$42,474

Basic earnings per share:
Income available to common stockholders	$16,154	57,194,046	$0.28	$15,566	56,926,131	$0.27	$50,585	57,133,164	$0.89	$42,474	56,847,975	$0.75

Dilutive shares		44,773			15,584			36,679			12,396

Diluted earnings per share:
Income available to common stockholders	$16,154	57,238,819	$0.28	$15,566	56,941,715	$0.27	$50,585	57,169,844	$0.88	$42,474	56,860,371	$0.75

Anti-dilutive stock options and awards totaling 4,017,273 shares at September 30, 2012, were excluded from the earnings per share calculations.

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

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price was allocated to the acquired assets and liabilities of Beacon based on their fair value as of August 11, 2011. The fair value estimates were considered preliminary and were subject to change for up to one year after the closing date of the transaction as additional information became available. During the quarter ended September 30, 2012, the recorded fair values were finalized. The final allocation of the purchase price is presented in the following table.

(in thousands)
Assets:
Cash and cash equivalents	$96
Securities	164
Premises and equipment	241
Goodwill	6,452
Core relationship intangible	2,423
Other assets	2,050

Total assets	$11,426

Liabilities:
Other liabilities	4,076

Total liabilities	$4,076

In connection with the Beacon transaction, the Company recorded goodwill of $6.5 million, none of which was estimated to be deductible for income tax purposes. In addition, a core relationship intangible (“CRI”) of $2.4 million was recognized in connection with the Beacon acquisition and is being amortized on an accelerated basis over an estimated useful life of twelve years.

Note 3. Investment Securities

At September 30, 2012, the Company had $1.34 billion and $352.3 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, lack of reliable pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of September 30, 2012 totaled 35, compared with 24 at December 31, 2011. This included two private label mortgage-backed securities at September 30, 2012, with an amortized cost of $1.0 million and unrealized losses totaling $10,058. One of these private label mortgage-backed securities was below investment grade at September 30, 2012. All securities with unrealized losses at September 30, 2012 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at September 30, 2012.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$95,226	617	—	95,843
Mortgage-backed securities	1,192,748	35,041	(235)	1,227,554
State and municipal obligations	10,019	456	(1)	10,474
Corporate obligations	3,001	—	—	3,001
Equity securities	307	33	—	340

	$1,301,301	36,147	(236)	1,337,212

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$105,130	442	(14)	105,558
Mortgage-backed securities	1,221,988	31,206	(2,191)	1,251,003
State and municipal obligations	11,066	553	(5)	11,614
Corporate obligations	7,517	119	—	7,636
Equity securities	307	1	—	308

	$1,346,008	32,321	(2,210)	1,376,119

The amortized cost and fair value of securities available for sale at September 30, 2012, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2012
	Amortized cost	Fair value
Due in one year or less	$51,927	52,063
Due after one year through five years	55,481	56,343
Due after five years through ten years	838	912
Mortgage-backed securities	1,192,748	1,227,554
Equity securities	307	340

	$1,301,301	1,337,212

Proceeds from the sale of securities available for sale for the three months ended September 30, 2012, were $3,959,000 resulting in gains of $266,000 and no gross losses, while proceeds from the sale of securities available for sale for the nine months ended September 30, 2012 were $51,090,000, resulting in gross gains of $2,425,000 and no gross losses.

Proceeds from the sale of securities available for sale for the three and nine months ended September 30, 2011, were $23,504,000, resulting in gains of $644,000. Additionally, for the nine months ended September 30, 2011, the Company recognized gains of $14,000 related to calls on certain securities in the available for sale portfolio, with proceeds from calls totaling $514,000.

The following table presents a roll-forward of the credit loss component of other-than-temporary impairment (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. OTTI recognized in earnings after that date for credit-impaired debt securities is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment), or whether the current period is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning credit loss amount	$1,240	1,240	$1,240	938
Add: Initial OTTI credit losses	—	—	—	—
Subsequent OTTI credit losses	—	—	—	302
Less: Realized losses for securities sold	—	—	—	—
Securities intended or required to be sold	—	—	—	—
Increases in expected cash flows on debt securities	—	—	—	—

Ending credit loss amount	$1,240	1,240	$1,240	1,240

The Company did not incur an OTTI charge on securities for the three months ended September 30, 2012 or 2011, respectively. For the nine months ended September 30, 2012, the Company did not incur an OTTI charge on securities, while a $302,000 net OTTI charge was recorded for the nine months ended September 30, 2011.

The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$51,081	(190)	8,878	(45)	59,959	(235)
State and municipal obligations	—	—	508	(1)	508	(1)

	$51,081	(190)	9,386	(46)	60,467	(236)

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$64,838	(278)	12,453	(1,913)	77,291	(2,191)
State and municipal obligations	777	(5)	—	—	777	(5)
Agency notes	5,032	(14)	—	—	5,032	(14)

	$70,647	(297)	12,453	(1,913)	83,100	(2,210)

The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the market value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. For each private-label mortgage-backed security, the Company estimates loss projections by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether OTTI existed during the three and nine months ended September 30, 2012.

Based upon the review of the securities portfolio, the Company believes that as of September 30, 2012, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary, the Company does not have the intent to sell the securities and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,423	36	—	3,459
Mortgage-backed securities	13,440	582	—	14,022
State and municipal obligations	326,307	17,293	(145)	343,455
Corporate obligations	9,137	280	—	9,417

	$352,307	18,191	(145)	370,353

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,647	36	—	3,683
Mortgage-backed securities	22,321	859	—	23,180
State and municipal obligations	314,108	16,863	(69)	330,902
Corporate obligations	8,242	296	(7)	8,531

	$348,318	18,054	(76)	366,296

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three ended September 30, 2012, the Company recognized gross gains of $32,000 and no gross losses, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $4,719,000. For the nine months ended September 30, 2012, the Company recognized gross gains of $57,000 and no gross losses, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $7,071,000.

For the three and nine months ended September 30, 2011, the Company recognized gains of $14,000 and $28,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $3,877,000 and $12,013,000, for the three and nine months ended September 30, 2011, respectively.

The amortized cost and fair value of investment securities at September 30, 2012 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2012
	Amortized cost	Fair value
Due in one year or less	$41,254	41,495
Due after one year through five years	82,254	85,118
Due after five years through ten years	85,958	92,354
Due after ten years	129,401	137,364
Mortgage-backed securities	13,440	14,022

	$352,307	370,353

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$15,751	(145)	—	—	15,751	(145)

	$15,751	(145)	—	—	15,751	(145)

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$3,868	(63)	316	(6)	4,184	(69)
Corporate obligations	394	(7)	—	—	394	(7)

	$4,262	(70)	316	(6)	4,578	(76)

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

Based upon the review of the held to maturity securities portfolio, the Company believes that as of September 30, 2012, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary, does not have the intent to sell the securities and it is more likely than not that the Company will not be required to sell the securities before the anticipated recovery.

Note 4. Loans Receivable and Allowance for Loan Losses

Loans receivable at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans:
Residential	$1,289,316	1,308,635
Commercial	1,293,143	1,253,542
Multi-family	687,485	564,147
Construction	125,408	114,817

Total mortgage loans	3,395,352	3,241,141
Commercial loans	839,253	849,009
Consumer loans	583,554	560,970

Total gross loans	4,818,159	4,651,120
Premiums on purchased loans	5,327	5,823
Unearned discounts	(83)	(100)
Net deferred fees	(4,546)	(3,334)

	$4,818,857	4,653,509

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At September 30, 2012
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$14,849	8,426	31,655	54,930	1,234,386	1,289,316	—
Commercial	—	672	30,833	31,505	1,261,638	1,293,143	—
Multi-family	—	123	322	445	687,040	687,485	—
Construction	—	—	10,626	10,626	114,782	125,408	—

Total mortgage loans	14,849	9,221	73,436	97,506	3,297,846	3,395,352	—
Commercial loans	915	261	26,618	27,794	811,459	839,253	—
Consumer loans	3,168	1,591	5,632	10,391	573,163	583,554	—

Total loans	$18,932	11,073	105,686	135,691	4,682,468	4,818,159	—

	At December 31, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$16,034	7,936	40,386	64,356	1,244,279	1,308,635	—
Commercial	939	1,155	29,522	31,616	1,221,926	1,253,542	—
Multi-family	—	—	997	997	563,150	564,147	—
Construction	—	—	11,018	11,018	103,799	114,817	—

Total mortgage loans	16,973	9,091	81,923	107,987	3,133,154	3,241,141	—
Commercial loans	2,472	526	32,093	35,091	813,918	849,009	—
Consumer loans	5,276	1,908	8,533	15,717	545,253	560,970	—

Total loans	$24,721	11,525	122,549	158,795	4,492,325	4,651,120	—

Within the loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $105.7 million and $122.5 million at September 30, 2012 and December 31, 2011, respectively. Included in non-accrual loans were $34.9 million and $45.6 million of loans which were less than 90 days past due at September 30, 2012 and December 31, 2011, respectively. There were no loans ninety days or greater past due and still accruing interest at September 30, 2012, or December 31, 2011.

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

At September 30, 2012, there were 107 impaired loans totaling $114.4 million, of which 91 loans totaling $84.4 million were TDRs. Included in the total TDRs were 77 loans to 66 borrowers totaling $57.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2012. At December 31, 2011, there were 65 impaired loans totaling $103.2 million, of which 48 loans totaling $63.1 million were TDRs. Included in the total TDRs were 38 loans to 36 borrowers totaling $38.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2011.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At September 30, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$81,149	31,722	1,501	114,372
Collectively evaluated for impairment	3,314,203	807,531	582,053	4,703,787

Total	$3,395,352	839,253	583,554	4,818,159

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$76,275	26,974	—	103,249
Collectively evaluated for impairment	3,164,866	822,035	560,970	4,547,871

Total	$3,241,141	849,009	560,970	4,651,120

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At September 30, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$6,180	2,119	134	8,433	—	8,433
Collectively evaluated for impairment	34,015	16,809	5,098	55,922	5,925	61,847

Total	$40,195	18,928	5,232	64,355	5,925	70,280

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,360	3,966	—	9,326	—	9,326
Collectively evaluated for impairment	34,083	21,415	5,515	61,013	4,012	65,025

Total	$39,443	25,381	5,515	70,339	4,012	74,351

Loan modifications to borrowers experiencing financial difficulties that are considered TDRs primarily involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications generally do not result in the forgiveness of principal or accrued interest. In addition, the Company attempts to obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally nine consecutive months of payments) and both principal and interest are deemed collectible.

The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2012 and their balances immediately prior to the modification date and post-modification as of September 30, 2012.

	Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Loans	Recorded Investment	Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	13	$5,332	4,588
Commercial	1	276	276

Total mortgage loans	14	5,608	4,864
Commercial loans	3	301	273
Consumer loans	4	566	563

Total restructured loans	21	$6,475	5,700

	Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification
Troubled Debt	Number of	Outstanding	Outstanding
Restructurings	Loans	Recorded Investment	Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	28	$9,092	7,977
Commercial	1	276	276

Total mortgage loans	29	9,368	8,253
Commercial loans	11	14,487	13,938
Consumer loans	7	1,064	991

Total restructured loans	47	$24,919	23,182

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and nine months ended September 30, 2012 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and nine months ended September 30, 2012. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $7.2 million at September 30, 2012, and was included in the allowance for loan losses for loans individually evaluated for impairment.

The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.28%, compared to a weighted average rate of 5.93% prior to modification for the three months ended September 30, 2012, and 4.91%, compared to a weighted average rate of 5.92% prior to modification for the nine months ended September 30, 2012.

The following table presents loans modified as TDRs within the previous 12 months from September 30, 2012, and for which there was a payment default (90 days or more past due) during the quarter ended September 30, 2012:

Troubled Debt	September 30, 2012
Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment
($ in thousands)
Mortgage loans:
Residential	—	$—
Commercial	—	—
Multi-family	—	—
Construction	—	—

Total mortgage loans	—	—
Commercial loans	—	—
Consumer loans	1	53

Total restructured loans	1	$53

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

Three Months Ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2012
Balance at beginning of period	$37,435	21,571	5,596	64,602	7,750	72,352
Provision charged to operations	4,347	611	367	5,325	(1,825)	3,500
Recoveries of loans previously charged off	1,374	82	168	1,624	—	1,624
Loans charged off	(2,961)	(3,336)	(899)	(7,196)	—	(7,196)

Balance at end of period	$40,195	18,928	5,232	64,355	5,925	70,280

2011
Balance at beginning of period	$37,090	23,700	6,350	67,140	5,154	72,294
Provision charged to operations	5,978	916	2,080	8,974	(1,474)	7,500
Recoveries of loans previously charged off	—	303	222	525	—	525
Loans charged off	(2,407)	(1,681)	(2,576)	(6,664)	—	(6,664)

Balance at end of period	$40,661	23,238	6,076	69,975	3,680	73,655

Nine Months Ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2012
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	4,478	3,927	1,682	10,087	1,913	12,000
Recoveries of loans previously charged off	1,494	779	798	3,071	—	3,071
Loans charged off	(5,220)	(11,159)	(2,763)	(19,142)	—	(19,142)

Balance at end of period	$40,195	18,928	5,232	64,355	5,925	70,280

2011
Balance at beginning of period	$38,416	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	7,849	7,457	6,394	21,700	1,200	22,900
Recoveries of loans previously charged off	200	541	424	1,165	—	1,165
Loans charged off	(5,804)	(6,970)	(6,358)	(19,132)	—	(19,132)

Balance at end of period	$40,661	23,238	6,076	69,975	3,680	73,655

Impaired loans receivable by class are summarized as follows (in thousands):

	At September 30, 2012					At December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$6,545	4,775	—	5,136	103	3,341	2,793	—	3,285	51
Commercial	10,284	10,241	—	10,257	81	8,432	7,521	—	7,915	146
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	11,410	10,626	—	10,804	—	11,410	11,018	—	11,254	258

Total	28,239	25,642	—	26,197	184	23,183	21,332	—	22,454	455
Commercial loans	6,335	5,455	—	6,355	18	4,982	4,651	—	6,222	259
Consumer loans	37	14	—	43	—	—	—	—	—	—

Total loans	34,611	31,111	—	32,595	202	28,165	25,983	—	28,676	714

Loans with an allowance recorded
Mortgage loans:
Residential	$13,208	12,211	1,511	12,805	276	7,681	7,442	1,056	7,644	187
Commercial	45,224	43,296	4,669	44,054	744	47,531	47,501	4,304	48,102	1,067
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—

Total	58,432	55,507	6,180	56,859	1,020	55,212	54,943	5,360	55,746	1,254
Commercial loans	27,095	26,267	2,119	27,473	554	26,504	22,323	3,966	23,637	37
Consumer loans	1,525	1,487	134	1,534	34	—	—	—	—	—

Total loans	$87,052	83,261	8,433	85,866	1,608	81,716	77,266	9,326	79,383	1,291

Total
Mortgage loans:
Residential	$19,753	16,986	1,511	17,941	379	11,022	10,235	1,056	10,929	238
Commercial	55,508	53,537	4,669	54,311	825	55,963	55,022	4,304	56,017	1,213
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	11,410	10,626	—	10,804	—	11,410	11,018	—	11,254	258

Total	86,671	81,149	6,180	83,056	1,204	78,395	76,275	5,360	78,200	1,709
Commercial loans	33,430	31,722	2,119	33,828	572	31,486	26,974	3,966	29,859	296
Consumer loans	1,562	1,501	134	1,577	34	—	—	—	—	—

Total loans	$121,663	114,372	8,433	118,461	1,810	109,881	103,249	9,326	108,059	2,005

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $8,433,000 and $9,326,000 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, impaired loans for which there was no related allowance for loan losses totaled $31,111,000 and $25,983,000, respectively. The average balance of impaired loans during the nine months ended September 30, 2012 was $118,461,000.

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

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At September 30, 2012
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$8,426	13,702	8,300	6,625	37,053	21,118	1,591	59,762
Substandard	31,655	81,383	412	16,714	130,164	48,654	5,433	184,251
Doubtful	—	—	—	—	—	1,140	—	1,140
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	40,081	95,085	8,712	23,339	167,217	70,912	7,024	245,153
Pass/Watch	1,249,235	1,198,058	678,773	102,069	3,228,135	768,341	576,530	4,573,006

Total outstanding loans	$1,289,316	1,293,143	687,485	125,408	3,395,352	839,253	583,554	4,818,159

	At December 31, 2011
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$7,980	27,773	12,193	10,699	58,645	14,498	1,908	75,051
Substandard	40,386	82,428	8,534	18,643	149,991	73,793	8,533	232,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	48,366	110,201	20,727	29,342	208,636	88,291	10,441	307,368
Pass/Watch	1,260,269	1,143,341	543,420	85,475	3,032,505	760,718	550,529	4,343,752

Total outstanding loans	$1,308,635	1,253,542	564,147	114,817	3,241,141	849,009	560,970	4,651,120

Note 5. Deposits

Deposits at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011
Savings	$897,854	$891,742
Money market	1,369,552	1,319,392
NOW	1,284,615	1,120,985
Non-interest bearing	814,154	695,752
Certificates of deposit	1,007,502	1,128,726

	$5,373,677	$5,156,597

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

Net periodic benefit cost (increase) for the three and nine months ended September 30, 2012 and 2011 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	—	63	46	$—	—	189	132
Interest cost	322	313	261	256	966	939	783	765
Expected return on plan assets	(645)	(561)	—	—	(1,935)	(1,683)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(3)	(3)
Amortization of the net loss (gain)	357	180	3	(116)	1,071	540	9	(338)

Net periodic benefit cost (increase)	$34	(68)	326	185	$102	(204)	978	556

In its consolidated financial statements for the year ended December 31, 2011, the Company previously disclosed that it does not expect to contribute to the Plan in 2012. As of September 30, 2012, no contributions to the Plan have been made.

The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2012 were calculated using the actual January 1, 2012 pension valuation and the estimated results of the other post-retirement benefits January 1, 2012 valuations.

Note 7. Impact of Recent Accounting Pronouncements

Effective March 31, 2012, the Company adopted guidance regarding the presentation of comprehensive income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance providing an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As originally issued, ASU 2011-5 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU 2011-12,—Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. The Company presented comprehensive income in a separate consolidated statement of comprehensive income for the three and nine months ended September 30, 2012 and 2011.

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

Assets Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2012 and December 31, 2011.

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

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2012 and December 31, 2011.

For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell of up to 6%. The Company classifies these loans as Level 3 within the fair value hierarchy.

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

There were no changes to the valuation techniques for fair value measurements as of September 30, 2012 and December 31, 2011.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$95,843	95,843	—	—
Mortgage-backed securities	1,227,554	—	1,227,554	—
State and municipal obligations	10,474	—	10,474	—
Corporate obligations	3,001	—	3,001	—
Equity securities	340	340	—	—

	$1,337,212	96,183	1,241,029	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$25,908	—	—	25,908
Foreclosed assets	13,900	—	—	13,900

	$39,808	—	—	39,808

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$105,558	105,558	—	—
Mortgage-backed securities	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	—	11,614	—
Corporate obligations	7,636	—	7,636	—
Equity securities	308	308	—	—

	$1,376,119	105,866	1,270,253	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$56,620	—	—	56,620
Foreclosed assets	12,802	—	—	12,802

	$69,422	—	—	69,422

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012.

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

The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2012 and December 31, 2011. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$107,553	107,553	107,553	—	—
Securities available for sale:
Agency obligations	95,843	95,843	95,843	—	—
Mortgage-backed securities	1,227,554	1,227,554	—	1,227,554	—
State and municipal obligations	10,474	10,474	—	10,474	—
Corporate obligations	3,001	3,001	—	3,001	—
Equity securities	340	340	340	—	—

Total securities available for sale	$1,337,212	1,337,212	96,183	1,241,029	—

Investment securities held to maturity:
Agency obligations	$3,423	3,459	3,459	—	—
Mortgage-backed securities	13,440	14,022	—	14,022	—
State and municipal obligations	326,307	343,455	—	343,455	—
Corporate obligations	9,137	9,417	—	9,417	—

Total securities held to maturity	$352,307	370,353	3,459	366,894	—

FHLB-NY stock	37,971	37,971	37,971	—	—
Loans, net	4,748,577	4,972,872	—	—	4,972,872

Financial liabilities:
Deposits other than certificates of deposits	$4,366,175	4,366,175	4,366,175	—	—
Certificates of deposit	1,007,502	1,019,706	—	1,019,706	—

	5,373,677	5,385,881	4,366,175	1,019,706	—

Borrowings	$834,421	869,678	—	869,678	—

		Fair Value Measurements at December 31, 2011 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$69,632	69,632	69,632	—	—
Securities available for sale:
Agency obligations	105,558	105,558	105,558	—	—
Mortgage-backed securities	1,251,003	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	11,614	—	11,614	—
Corporate obligations	7,636	7,636	—	7,636	—
Equity securities	308	308	308	—	—

Total securities available for sale	$1,376,119	1,376,119	105,866	1,270,253	—

Investment securities held to maturity:
Agency obligations	$3,647	3,683	3,683	—	—
Mortgage-backed securities	22,321	23,180	—	23,180	—
State and municipal obligations	314,108	330,902	—	330,902	—
Corporate obligations	8,242	8,531	—	8,531	—

Total securities held to maturity	$348,318	366,296	3,683	326,613	—

FHLB-NY stock	38,927	38,927	38,684	—	—
Loans, net	4,579,158	4,804,036	—	—	4,804,036

Financial liabilities:
Deposits other than certificates of deposits	$4,027,871	4,027,871	4,027,871	—	—
Certificates of deposit	1,128,726	1,143,213	—	1,143,213	—

Total deposits	$5,156,597	5,171,084	4,027,871	1,143,213

Borrowings	$920,180	955,037	—	955,037	—

Note 9. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012			2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$5,667	(2,315)	3,352	$4,562	(1,864)	2,698
Reclassification adjustment for gains included in net income	(298)	122	(176)	(658)	269	(389)

Total	5,369	(2,193)	3,176	3,904	(1,595)	2,309
Other-than-temporary impairment on debt securities available for sale
Other-than-temporary impairment losses on securities	—	—	—	—	—	—
Reclassification adjustment for impairment losses included in net income	—	—	—	—	—	—

Total	—	—	—	—	—	—
Amortization related to post retirement obligations	358	(146)	212	114	(47)	67

Total other comprehensive income (loss)	$5,727	(2,339)	3,388	$4,018	(1,642)	2,376

	Nine months ended September 30,
	2012			2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$8,282	(3,383)	4,899	$10,560	(4,314)	6,246
Reclassification adjustment for gains included in net income	(2,482)	1,014	(1,468)	(686)	280	(406)

Total	5,800	(2,369)	3,431	9,874	(4,034)	5,840
Other-than-temporary impairment on debt securities available for sale
Other-than-temporary impairment losses on securities	—	—	—	(1,661)	678	(983)
Reclassification adjustment for impairment losses included in net income	—	—	—	302	(123)	179

Total	—	—	—	(1,359)	555	(804)
Amortization related to post retirement obligations	61	(25)	36	(3,053)	1,247	(1,806)

Total other comprehensive income (loss)	$5,861	(2,394)	3,467	$5,462	(2,232)	3,230

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company completed its annual goodwill impairment test as of September 30, 2012. Based upon its qualitative assessment of goodwill, the Company concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) is warranted.

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

At September 30, 2012, the carrying value of goodwill was $352.6 million. Management has evaluated potential goodwill impairment triggers and based upon its qualitative assessment of goodwill, has determined that goodwill is not impaired and no further analysis is warranted.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 8 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. A lack of liquidity in certain sectors of the mortgage-backed securities market for certain securities and increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three months ended September 30, 2012 or 2011, respectively. For the nine months ended September 30, 2012, the Company did not recognize an OTTI charge on securities, while a $302,000 net OTTI charge was recorded for the nine months ended September 30, 2011.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At September 30, 2012, the Company maintained a valuation allowance of $246,000, related to unused capital loss carryforwards.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

Total assets increased $167.6 million to $7.26 billion at September 30, 2012, from $7.10 billion at December 31, 2011. The increase was primarily due to increases in net loans and cash and cash equivalents, partially offset by a decline in total securities.

Cash and cash equivalents increased $37.9 million to $107.6 million at September 30, 2012, from $69.6 million at December 31, 2011. These cash balances are expected to be deployed to fund loan originations, the repayment of borrowings and investment purchases.

Total investments decreased $35.9 million, or 2.0%, to $1.73 billion at September 30, 2012, from $1.76 billion at December 31, 2011. The decrease was primarily due to principal repayments on mortgage-backed securities, maturities of municipal and agency bonds and the sale of certain mortgage-backed securities which had a high risk of prepayment, partially offset by purchases of mortgage-backed and municipal securities.

Total loans increased $165.3 million, or 3.6%, during the nine months ended September 30, 2012, to $4.82 billion. Loan originations totaled $1.23 billion and loan purchases totaled $115.4 million for the nine months ended September 30, 2012. The loan portfolio had net increases of $162.9 million in commercial and multi-family mortgage loans, $22.6 million in consumer loans and $10.6 million in construction loans, which were partially offset by a $19.3 million decrease in residential mortgage loans and a $9.8 million decrease in commercial loans. Commercial real estate, commercial and construction loans represented 61.1% of the loan portfolio at September 30, 2012, compared to 59.8% at December 31, 2011.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at September 30, 2012 was $9.6 million. Of this total, 8 loans totaling $1.2 million were 90 days or more delinquent. General valuation reserves of 6.5%, or $77,000, were allocated to the loans which were 90 days or more delinquent at September 30, 2012.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $69.2 million and $44.4 million, respectively, at September 30, 2012. The Company’s participations in SNCs included two relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments and outstanding balances of $16.6 million at September 30, 2012. Of these adversely classified SNCs, one relationship consisted of a commercial construction loan and the other was a commercial mortgage loan. Both properties are located in New York City. All of the Company’s SNCs were current as to the payment of principal and interest at September 30, 2012.

The Company had outstanding junior lien mortgages totaling $256.7 million at September 30, 2012. Of this total, 43 loans totaling $3.5 million were 90 days or more delinquent. General valuation reserves of 10%, or $350,000, were allocated to the loans which were 90 days or more delinquent at September 30, 2012.

The Company had outstanding indirect marine loans totaling $44.2 million at September 30, 2012. Of this total, 2 loans totaling $245,000 were 90 days or more delinquent. General valuation reserves of 60%, or $147,000 were allocated to the loans which were 90 days or more delinquent at September 30, 2012. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans:
Residential	$31,655	40,386
Commercial	30,833	29,522
Multi-family	322	997
Construction	10,626	11,018

Total mortgage loans	73,436	81,923
Commercial loans	26,618	32,093
Consumer loans	5,632	8,533

Total non-performing loans	105,686	122,549
Foreclosed assets	13,900	12,802

Total non-performing assets	$119,586	135,351

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans:
Residential	$8,426	7,936
Commercial	672	1,155
Multi-family	123	—
Construction	—	—

Total mortgage loans	9,221	9,091
Commercial loans	261	526
Consumer loans	1,591	1,908

Total 60-89 day delinquent loans	$11,073	11,525

At September 30, 2012, the allowance for loan losses totaled $70.3 million, or 1.46% of total loans, compared with $74.4 million, or 1.60% of total loans at December 31, 2011. Total non-performing loans were $105.7 million, or 2.19% of total loans at September 30, 2012, compared to $122.5 million, or 2.63% of total loans at December 31, 2011.

The decrease in non-performing loans at September 30, 2012, compared with December 31, 2011, was largely due to a $8.7 million decrease in non-performing residential loans, a $5.5 million decrease in non-performing commercial loans and a $2.9 million decrease in non-performing consumer loans, partially offset by a $1.3 million increase in non-performing commercial mortgage loans.

At September 30, 2012, the Company held $13.9 million of foreclosed assets, compared with $12.8 million at December 31, 2011. Foreclosed assets at September 30, 2012 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets at September 30, 2012 consisted of $6.5 million of commercial real estate, $5.9 million of residential real estate, $498,000 of marine vessels and $339,000 of commercial loans.

Non-performing assets totaled $119.6 million, or 1.65% of total assets at September 30, 2012, compared to $135.4 million, or 1.91% of total assets at December 31, 2011.

Other assets decreased $5.5 million, or 7.0%, to $73.3 million at September 30, 2012, from $78.8 million at December 31, 2011, primarily due to the amortization of prepaid FDIC insurance and an increase in income tax accruals.

Total deposits increased $217.1 million, or 4.2%, during the nine months ended September 30, 2012 to $5.37 billion. Core deposits, consisting of savings and demand deposit accounts, increased $338.3 million, or 8.4%, to $4.37 billion at September 30, 2012. Partially offsetting this increase, time deposits decreased $121.2 million, or 10.7%, to $1.01 billion at September 30, 2012, with the majority of the decrease occurring in the 24-month and shorter maturity categories. The Company remains focused on developing core deposit relationships, while strategically permitting the run-off of time deposits. Core deposits represented 81.3% of total deposits at September 30, 2012, compared to 78.1% at December 31, 2011.

Borrowed funds were reduced $85.8 million, or 9.3% during the nine months ended September 30, 2012, to $834.4 million, as core deposit growth continued to replace wholesale funding. Borrowed funds represented 11.5% of total assets at September 30, 2012, a reduction from 13.0% at December 31, 2011.

Total stockholders’ equity increased $36.1 million, or 3.8%, to $988.5 million at September 30, 2012. This increase was due to net income of $50.6 million, a $5.4 million increase due to shares issued through the Company’s dividend reinvestment plan, a net increase due to the allocation of shares to stock-based compensation plans of $5.3 million and a net increase of $3.4 million in other comprehensive income, partially offset by $23.1 million in cash dividends and common stock repurchases of $5.6 million. At September 30, 2012, book value per share and tangible book value per share were $16.43 and $10.48, respectively, compared with $15.88 and $9.87, respectively, at December 31, 2011. Common stock repurchases for the nine months ended September 30, 2012, totaled 408,000 shares at an average cost of $13.81 per share. No shares were repurchased during the quarter ended September 30, 2012. As of September 30, 2012, 1.4 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors.

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

As of September 30, 2012, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	At September 30, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$272,906	4.00%	$538,264	7.89%
Tier 1 risk-based capital	186,478	4.00	538,264	11.55
Total risk-based capital	372,956	8.00	596,684	12.80

Company:
Regulatory Tier 1 leverage capital	$272,885	4.00%	$618,706	9.07%
Tier 1 risk-based capital	186,456	4.00	618,706	13.27
Total risk-based capital	372,912	8.00	677,122	14.53

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General. The Company reported net income of $16.2 million, or $0.28 per basic and diluted share for the three months ended September 30, 2012, compared to net income of $15.6 million, or $0.27 per basic and diluted share for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company reported net income of $50.6 million, or $0.89 per basic share and $0.88 per diluted share, compared to net income of $42.5 million, or $0.75 per basic and diluted share for the same period last year.

The improvement in earnings for the third quarter and year-to-date period ended September 30, 2012, was largely attributable to the continued improvement in asset quality and related reductions in the provision for loan losses, while growth in both average loans outstanding and average lower-costing core deposits have mitigated compression in the net interest margin.

Net Interest Income. Total net interest income decreased $741,000 or 1.4%, to $53.7 million for the quarter ended September 30, 2012, from $54.5 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, total net interest income increased $1.1 million, or 0.6%, to $163.1 million, from $162.1 million for the same period in 2011. Interest income for the third quarter of 2012 decreased $4.4 million to $64.8 million, from $69.2 million for the same period in 2011. For the nine months ended September 30, 2012, interest income decreased $10.8 million to $197.7 million, from $208.5 million for the nine months ended September 30, 2011. Interest expense decreased $3.7 million, or 24.9%, to $11.0 million for the quarter ended September 30, 2012, from $14.7 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, interest expense decreased $11.9 million, or 25.5%, to $34.5 million, from $46.4 million for the nine months ended September 30, 2011. The decline in net interest income for the three months ended September 30, 2012, versus the comparable period in 2011, was largely due to the compression in net interest margin, which was partially mitigated by an increase in average interest-earning assets, primarily average loans outstanding. The improvement in net interest income for the nine months ended September 30, 2012, versus the comparable 2011 period, resulted from an increase in average interest-earning assets, primarily average loans outstanding, funded with growth in lower-cost core deposits. The improvement in earning asset volume and the funding mix was partially offset by compression in the net interest margin.

The net interest margin for the quarter ended September 30, 2012 was 3.31%, a decrease of 8 basis points from 3.39% for the quarter ended June 30, 2012, and 19 basis points from 3.50% for the quarter ended September 30, 2011. The decrease in the net interest margin was primarily attributable to the decline in yields on interest-earning assets, which outpaced the downward re-pricing of the Company’s interest-bearing liabilities as longer-term market interest rates have declined and the yield curve has flattened. The weighted average yield on interest-earning assets was 3.99% for the three months ended September 30, 2012, compared with 4.11% for the trailing quarter, and 4.45% for the three months ended September 30, 2011. The weighted average cost of interest-bearing liabilities was 0.82% for the quarter ended September 30, 2012, compared with 0.85% for the trailing quarter and 1.10% for the third quarter of 2011. The average cost of interest bearing deposits for the three months ended September 30, 2012 was 0.54%, compared with 0.58% for the trailing quarter and 0.81% for the same period last year. Partially offsetting the effects of interest rate spread compression on the margin, average non-interest bearing demand deposits totaled $771.4 million for the quarter ended September 30, 2012, compared with $689.3 million for the trailing quarter and $605.8 million for the quarter ended September 30, 2011. The average cost of borrowings for the three months ended September 30, 2012 was 2.32%, compared with 2.20% for the trailing quarter, and 2.50% for the same period last year.

For the nine months ended September 30, 2012, the net interest margin decreased 13 basis points to 3.38%, compared with 3.51% for the nine months ended September 30, 2011. The weighted average yield on interest-earning assets declined 43 basis points to 4.10% for the nine months ended September 30, 2012, compared with 4.53% for the nine months ended September 30, 2011, while the weighted average cost of interest-bearing liabilities declined 32 basis points to 0.86% for the nine months ended September 30, 2012, compared with 1.18% for the same period in 2011. The average cost of interest-bearing deposits for the nine months ended September 30, 2012 was 0.58%, compared with 0.87% for the same period last year. Average non-interest bearing demand deposits totaled $710.5 million for the nine months ended September 30, 2012, compared with $580.8 million for the nine months ended September 30, 2011. The average cost of borrowings for the nine months ended September 30, 2012 was 2.26%, compared with 2.62% for the same period last year.

Interest income on loans secured by real estate decreased $922,000 to $38.5 million, or 2.3% for the three months ended September 30, 2012, from $39.5 million for the three months ended September 30, 2011. Commercial loan interest income decreased $768,000 to $10.2 million, or 7.0% for the three months ended September 30, 2012, from $11.0 million for the three months ended September 30, 2011. Consumer loan interest income decreased $93,000, or 1.4%, to $6.3 million for the three months ended September 30, 2012, from $6.4 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, the average balance of net loans increased $243.9 million to $4.66 billion, from $4.41 billion for the same period in 2011. The average loan yield for the three months ended September 30, 2012, decreased 42 basis points to 4.68%, from 5.10% for the same period in 2011.

Interest income on loans secured by real estate decreased $3.3 million, to $116.2 million for the nine months ended September 30, 2012, from $119.4 million for the nine months ended September 30, 2011. Interest income on commercial loans decreased $1.1 million, or 3.3%, to $30.8 million for the nine months ended September 30, 2012, from $31.9 million for the nine months ended September 30, 2011. Consumer loan interest income decreased $478,000, or 2.5%, to $19.0 million for the nine months ended September 30, 2012, from $19.4 million for the nine months ended September 30, 2011. The average loan yield for the nine months ended September 30, 2012, decreased 41 basis points to 4.76%, from 5.17% for the same period in 2011. For the nine months ended September 30, 2012, the average balance of net loans increased $232.6 million, or 5.3%, to $4.62 billion, from $4.39 billion for the same period in 2011.

Interest income on investment securities held to maturity decreased $58,000, or 1.9%, to $3.0 million for the quarter ended September 30, 2012, compared to the same period last year. Average investment securities held to maturity increased $7.3 million, or 2.1%, to $356.1 million for the quarter ended September 30, 2012, from $348.8 million for the same period last year. The average yield on investment securities held to maturity for the three months ended September 30, 2012, decreased 11 basis points to 3.36%, from 3.47% for the same period in 2011. For the nine months ended September 30, 2012, interest income on investment securities held to maturity decreased $273,000, or 3.0%, to $8.9 million, from $9.2 million for the same period in 2011. Average investment securities held to maturity increased $7.7 million, or 2.2%, to $352.3 million for the nine months ended September 30, 2012, from $344.7 million for the same period last year. The average yield on investment securities held to maturity for the nine months ended September 30, 2012, decreased 18 basis points to 3.37%, from 3.55% for the same period in 2011.

Interest income on securities available for sale and FHLB-NY stock decreased $2.6 million, or 28.1%, to $6.6 million for the quarter ended September 30, 2012, from $9.2 million for the quarter ended September 30, 2011. The average balance of securities available for sale increased $10.3 million, or 0.8%, to $1.32 billion for the three months ended September 30, 2012, from $1.31 billion for the same period in 2011. The average yield on securities available for sale for the three months ended September 30, 2012, decreased 80 basis points to 1.87%, from 2.67% for the same period in 2011. For the nine months ended September 30, 2012, interest income on securities available for sale and FHLB-NY stock decreased $5.7 million, or 20.1%, to $22.7 million, from $28.5 million for the nine months ended September 30, 2011. The average balance of securities available for sale increased $57.4 million, or 4.4%, to $1.36 billion for the nine months ended September 30, 2012, from $1.30 billion for the same period in 2011. The average yield on securities available for sale for the nine months ended September 30, 2012, decreased 68 basis points to 2.10%, from 2.78% for the same period in 2011.

The average yield on all securities decreased to 2.17% for the three months ended September 30, 2012, compared with 2.81% for the same period in 2011. For the nine months ended September 30, 2012, the average yield on all securities was 2.37%, compared with 2.91% for the same period in 2011.

Interest paid on deposit accounts decreased $2.8 million, or 31.5%, to $6.2 million for the quarter ended September 30, 2012, from $9.0 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, interest paid on deposit accounts declined $8.8 million, or 30.9%, to $19.7 million, from $28.4 million for the nine months ended September 30, 2011. The average cost of interest-bearing deposits decreased to 0.54% and 0.58% for the three and nine months ended September 30, 2012, respectively, from 0.81% and 0.87% for the three and nine months ended September 30, 2011, respectively. The average balance of interest-bearing core deposit accounts increased $320.4 million, or 10.1%, to $3.50 billion for the quarter ended September 30, 2012, from $3.18 billion for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, average interest-bearing core deposits increased $326.4 million, or 10.4%, to $3.45 billion, from $3.12 billion for the same period in 2011. Average time deposit account balances decreased $180.6 million, or 15.1%, to $1.02 billion for the quarter ended September 30, 2012, from $1.20 billion for the same period in 2011. For the nine months ended September 30, 2012, average time deposits decreased $172.1 million, or 13.9%, to $1.06 billion, from $1.23 billion for the same period in 2011.

Interest paid on borrowed funds decreased $830,000, or 14.5%, to $4.9 million for the quarter ended September 30, 2012, from $5.7 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, interest paid on borrowed funds decreased $3.1 million, or 17.1%, to $14.9 million, from $17.9 million for the nine months ended September 30, 2011. The average cost of borrowings decreased to 2.32% and 2.26% for the three and nine months ended September 30, 2012, respectively, from 2.50% and 2.62% for the three and nine months ended September 30, 2011, respectively. Average borrowings decreased $69.3 million, or 7.6%, to $837.7 million for the quarter ended September 30, 2012, from $907.1 million for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, average borrowings decreased $36.4 million, or 4.0%, to $880.4 million, from $916.8 million for the nine months ended September 30, 2011.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate and other collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and the provision for loan losses for the past several years. In the event the Company further increases the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.

The Company recorded provisions for loan losses of $3.5 million and $12.0 million for the three and nine months ended September 30, 2012, respectively. This compared with provisions for loan losses of $7.5 million and $22.9 million recorded for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, the Company had net charge-offs of $5.6 million and $16.1 million, respectively, compared with net charge-offs of $6.1 million and $18.0 million, respectively, for the same periods in 2011. At September 30, 2012, the Company’s allowance for loan losses was 1.46% of total loans, compared with 1.60% of total loans at December 31, 2011 and 1.61% of total loans at September 30, 2011.

Non-Interest Income. Non-interest income totaled $9.8 million for the quarter ended September 30, 2012, an increase of $1.1 million, or 13.2%, compared to the same period in 2011. Fee income increased $901,000 to $7.5 million for the three months ended September 30, 2012, compared with the three months ended September 30, 2011, due primarily to an increase in commercial loan prepayment fees and increased wealth management fees attributable to Beacon Trust Company (“Beacon”), acquired in August 2011. These increases were partially offset by lower deposit-based fee revenue. Additionally, other income increased $600,000 for the three months ended September 30, 2012, compared to the same period in 2011, resulting from an increase in gains related to loan sales, partially offset by increased net losses on the sale of foreclosed real estate. Net gains on securities transactions for the quarter ended September 30, 2012 totaled $298,000, a decrease of $360,000 compared to the same period in 2011.

For the nine months ended September 30, 2012, non-interest income totaled $31.9 million, an increase of $8.0 million, or 33.5%, compared to the same period in 2011. Fee income totaled $23.0 million for the nine months ended September 30, 2012, an increase of $5.0 million compared with the same period in 2011, largely due to an increase in wealth management fees related to the Beacon acquisition and increased prepayment fees on commercial loans, which were partially offset by lower deposit-based fee income, primarily consisting of overdraft fees. Net gains on securities transactions totaled $2.5 million for the nine months ended September 30, 2012, compared to $686,000 for the same period in 2011. During the period, the Company identified and sold certain mortgage-backed securities which had a high risk of accelerated prepayment. The proceeds from the sales were reinvested in similar securities with more stable projected cash flows. Also contributing to the increase in non-interest income, other income increased $1.0 million for the nine months ended September 30, 2012, compared with the same period in 2011, primarily due to income associated with the termination of the Company’s debit card rewards program and an increase in gains related to loan sales, partially offset by increased net losses on the sale of foreclosed real estate. Other-than-temporary impairment charges on investment securities declined $302,000 for the nine months ended September 30, 2012, compared to the same period last year, as the Company did not experience any other-than-temporary impairment on its securities portfolio in 2012.

Non-Interest Expense. For the three months ended September 30, 2012, non-interest expense increased $1.9 million, or 5.6%, to $36.9 million, compared to the three months ended September 30, 2011. Compensation and benefits increased $905,000 for the quarter ended September 30, 2012, to $20.1 million, compared to the quarter ended September 30, 2011. This increase was due to higher salary expense associated with annual merit increases, personnel added as a result of the Beacon acquisition, an increased incentive compensation accrual, and increased employee health and medical costs and retirement benefit costs. Other operating expenses increased $877,000, to $6.1 million for the quarter ended September 30, 2012, from the same period in 2011, due mainly to an increase in non-performing asset related expenses and costs associated with branch consolidations. In addition, data processing expense increased $331,000 for the three months ended September 30, 2012, compared to same period in 2011, primarily due to increased software maintenance expense associated with technology enhancements at Beacon. Partially offsetting these increases, amortization of intangibles decreased $197,000 for the three months ended September 30, 2012, compared with the same period in 2011, as a result of scheduled reductions in core deposit intangible amortization. Net occupancy expense decreased $144,000, to $5.1 million for the three months ended September 30, 2012, compared to the same period in 2011, as the prior year period included approximately $125,000 in expenses due to property damage sustained in Hurricane Irene.

The Company’s annualized non-interest expense as a percentage of average assets was 2.04% for the quarter ended September 30, 2012, compared to 2.01% for the same period in 2011. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 58.10% for the quarter ended September 30, 2012, compared with 55.39% for the same period in 2011.

Non-interest expense for the nine months ended September 30, 2012 was $111.4 million, an increase of $5.2 million, or 4.9%, from the nine months ended September 30, 2011. Compensation and benefits expense increased $4.6 million, to $61.1 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due to higher salary expense associated with annual merit increases, personnel added as a result of the Beacon acquisition, an increased incentive compensation accrual and increased employee health and medical costs and retirement benefit costs. In addition, other operating expense increased $1.8 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to increased non-performing asset related expenses, a $213,000 charge related to the termination of a software contract in connection with the Beacon integration, and $222,000 in charges related to the consolidation of underperforming branches. Data processing expense increased $768,000 for the nine months ended September 30, 2012, compared to the same period in 2011, due to an increase in software maintenance expense, primarily associated with technology enhancements at Beacon, and increased core processing fees. Partially offsetting these increases, impairment of premises and equipment declined $807,000 for the nine months ended September 30, 2012, compared to the same period last year, due to the impairment charge incurred in the first quarter of 2011 related to the then planned sale and relocation of the Company’s former loan center. FDIC insurance expense decreased $586,000 to $3.9 million for the nine months ended September 30, 2012, compared with the same period in 2011. The decrease was primarily due to a lower assessment rate and a change in assessment methodology from a deposit-based to an asset-based assessment, effective in the second quarter of 2011. Net occupancy expense decreased $481,000 to $15.3 million, compared to the same period last year, due to the consolidation and relocation of the Company’s administrative offices in April 2011 and the elimination of prior year carrying costs on previously occupied facilities owned by the Company that were sold in November 2011. Approximately $125,000 in expense due to property damage sustained in Hurricane Irene were also included in occupancy expense for the nine months ended September 30, 2011. Additionally, amortization of intangibles decreased $346,000 for the nine months ended September 30, 2012, compared with the same period of 2011, as a result of scheduled reductions in core deposit intangible amortization, partially offset by the amortization of the customer relationship intangible arising from the Beacon acquisition and increased amortization of mortgage servicing rights.

Income Tax Expense. For the three and nine months ended September 30, 2012, the Company’s income tax expense was $7.0 million and $21.0 million, respectively, compared with $5.1 million and $14.3 million, for the three and nine months ended September 30, 2011, respectively. The increase in income tax expense was primarily a function of growth in pre-tax income from taxable sources. The Company’s effective tax rates were 30.1% and 29.3% for the three and nine months ended September 30, 2012, respectively, compared with 24.6% and 25.2% for both the three and nine months ended September 30, 2011, respectively.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2012 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	210,536	(1,847)	(0.9)
Static	212,383	—	—
+100	210,126	(2,257)	(1.1)
+200	205,625	(6,758)	(3.2)
+300	201,670	(10,713)	(5.0)

The preceding table indicates that, as of September 30, 2012, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 5.0%, or $10.7 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 0.9%, or $1.8 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2012 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,249,346	(38,073)	(3.0)	16.5	(2.6)
Flat	1,287,419	—	—	16.9	—
+100	1,246,372	(41,047)	(3.2)	16.5	(2.2)
+200	1,176,781	(110,638)	(8.6)	15.8	(6.5)
+300	1,089,830	(197,589)	(15.3)	14.9	(12.0)

The preceding table indicates that as of September 30, 2012, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 15.3%, or $197.6 million. If rates were to decrease 100 basis points, the model forecasts a 3.0%, or $38.1 million decrease in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as indicated below.

Recent Storm-Related Events May Have a Negative Impact on Future Earnings.

On October 29 and 30, 2012, parts of our geographic market area experienced unprecedented damage and business interruption due to Hurricane Sandy. Although the extent of the damage and its impact on our business cannot be determined at this time, the storm may have adversely affected the collateral of some of our borrowers and potentially, their ability to repay their obligations to us. As a result, we may experience increased levels of non-performing loans and loan losses which may negatively impact future earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

July 1, 2012 Through July 30, 2012	—	—	—	1,365,625

August 1, 2012 Through August 31, 2012	—	—	—	1,365,625

September 1, 2012 Through September 30, 2012	—	—	—	1,365,625

Total	—	—	—

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156.)

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156

10.19	Omnibus Incentive Compensation Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-3156

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2012	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2012	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer