Form 10-K
period 2012-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2013-03-01
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Large Accelerated Filer  ☒    Accelerated  Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 1, 2013, there were 83,209,293 issued and 60,354,185 shares of the Registrant’s Common Stock outstanding, including 416,123 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2012, as quoted by the NYSE, was approximately $820.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

At December 31, 2012, the Company had total assets of $7.28 billion, loans of $4.90 billion, total deposits of $5.43 billion, and total stockholders’ equity of $981.2 million. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.

Capital Management. The Company paid cash dividends totaling $40.7 million and repurchased 678,750 shares of its common stock at a cost of $9.4 million in 2012. At December 31, 2012, 4.1 million shares were eligible for repurchase. The Company and the Bank were “well capitalized” at December 31, 2012 under current regulatory standards.

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

The Provident Bank

Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank currently operating 78 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union, which the Bank considers its primary market area. As a community- and customer oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary markets areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.

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

Asset Quality. As of December 31, 2012, non-performing assets were $111.5 million or 1.53% of total assets, compared to $135.4 million or 1.91% of total assets at December 31, 2011. While the Bank’s non-performing asset levels have been adversely impacted by the troubled real estate market and the challenging economic environment, the Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.

Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, such as checking and savings accounts, and expanding customer relationships. Core deposit accounts totaled $4.47 billion at December 31, 2012, representing 82.4% of total deposits, compared with $4.03 billion, or 78.1% of total deposits at December 31, 2011. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.

Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment products and wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $43.6 million for the year ended December 31, 2012, compared with $32.5 million for the year ended December 31, 2011, and fee income was $30.3 million for the year ended December 31, 2012, compared with $25.4 million for the year ended December 31, 2011.

Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2012, 46.0% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2012, the Bank’s securities portfolio totaled $1.66 billion and had an expected average life of 3.75 years.

MARKET AREA

The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2012, the Bank operated a network of 78 full-service banking offices throughout eleven counties in northern and central New Jersey, comprised of 14 offices in Hudson County, 3 in Bergen, 7 in Essex, 1 in

Mercer, 22 in Middlesex, 9 in Monmouth, 10 in Morris, 4 in Ocean, 1 in Passaic, 4 in Somerset and 3 in Union Counties. The Bank also maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station and Princeton, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey.

The Bank’s eleven-county primary market area includes a mix of urban and suburban communities and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data for 2012, the Bank’s eleven-county market area has a population of 6.6 million, which was 74.6% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey remained elevated at 9.6% at December 31, 2012, and increased from 9.1% at December 31, 2011.

Within its primary market area, the Bank had an approximate 2.31% share of bank deposits as of June 30, 2012, the latest date for which statistics are available, and an approximate 1.95% deposit share of the New Jersey market statewide.

COMPETITION

The Bank faces intense competition both in originating loans, retaining loans and attracting deposits. The northern and central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits has come from the several commercial banks and savings banks in its market area, especially large regional banks which have obtained a major share of the available deposit market due in part to acquisitions and consolidations. Many of these banks have substantially greater financial resources than the Bank and offer services that the Bank does not provide. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchases of short-term money market securities and other corporate and government securities.

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

Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). To manage interest rate risk, the Bank generally sells fixed-rate residential mortgages that it originates with terms greater than 15 years. The Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a term of 25 years or less and a majority of the originated adjustable rate mortgages for its portfolio.

The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, office buildings, and retail and industrial properties. Generally, these loans have terms of either 5 or 10 years.

The Bank historically provided construction loans for both single family and condominium projects intended for sale and commercial projects that will be retained as investments by the borrower. Since 2008, the Bank significantly reduced for sale construction loan originations due to adverse market conditions. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized.

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

Commercial loans are made to businesses of varying size and type within the Bank’s market. The Bank lends to established businesses, and the loans are generally secured by business assets such as equipment, receivables, inventory, real estate or marketable securities. On a limited basis, the Bank makes unsecured commercial loans. Most commercial lines of credit are made on a floating interest rate basis and most term loans are made on a fixed interest rate basis, usually with terms of five years or less.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio in dollar amounts and in percentages (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) as of the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,265,015	26.17%	$1,308,635	28.58%	$1,386,326	31.93%	$1,491,358	34.49%	$1,793,123	40.03%
Commercial mortgage loans	1,349,950	27.92	1,253,542	27.37	1,180,147	27.19	1,089,937	25.21	923,044	20.60
Multi-family mortgage loans	723,958	14.98	564,147	12.32	387,189	8.92	227,663	5.27	189,462	4.23
Construction loans	120,133	2.48	114,817	2.51	125,192	2.88	195,889	4.53	233,727	5.22

Total mortgage loans	3,459,056	71.55	3,241,141	70.78	3,078,854	70.92	3,004,847	69.50	3,139,356	70.08

Commercial loans	866,395	17.92	849,009	18.54	755,487	17.40	785,818	18.18	753,173	16.81
Consumer loans	579,166	11.98	560,970	12.25	569,597	13.12	586,459	13.56	624,282	13.94

Total gross loans	4,904,617	101.45	4,651,120	101.57	4,403,938	101.45	4,377,124	101.24	4,516,811	100.84

Premiums on purchased loans	4,964	0.10	5,823	0.13	6,771	0.16	8,012	0.19	10,980	0.24
Unearned discounts	(78)	—	(100)	—	(104)	—	(266)	(0.01)	(492)	(0.01)
Net deferred costs (fees)	(4,804)	(0.10)	(3,334)	(0.07)	(792)	(0.02)	(676)	(0.02)	(551)	0.01

Total loans	4,904,699	101.45	4,653,509	101.62	4,409,813	101.58	4,384,194	101.40	4,526,748	101.06
Allowance for loan losses	(70,348)	(1.45)	(74,351)	(1.62)	(68,722)	(1.58)	(60,744)	(1.40)	(47,712)	(1.07)

Total loans, net	$4,834,351	100.00%	$4,579,158	100.00%	$4,341,091	100.00%	$4,323,450	100.00%	$4,479,036	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2012, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$2,885	$3,310	$17,817	$127,005	$397,679	$716,319	$1,265,015
Commercial mortgage loans	130,309	138,378	192,657	793,710	94,644	252	1,349,950
Multi-family mortgage loans	7,389	39,567	138,839	386,266	151,588	309	723,958
Construction loans	70,286	49,847	—	—	—	—	120,133

Total mortgage loans	210,869	231,102	349,313	1,306,981	643,911	716,880	3,459,056
Commercial loans	200,156	104,901	117,212	344,408	80,557	19,161	866,395
Consumer loans	25,857	7,059	19,536	92,676	303,298	130,740	579,166

Total loans	$436,882	$343,062	$486,061	$1,744,065	$1,027,766	$866,781	$4,904,617

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2012, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$838,681	$423,449	$1,262,130
Commercial mortgage loans	696,514	523,127	1,219,641
Multi-family mortgage loans	426,952	289,617	716,569
Construction loans	9,827	40,020	49,847

Total mortgage loans	1,971,974	1,276,213	3,248,187
Commercial loans	308,588	357,651	666,239
Consumer loans	367,104	186,205	553,309

Total loans	$2,647,666	$1,820,069	$4,467,735

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives, the Internet and its branch offices. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2012, $1.27 billion or 26.2% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 66.5% were fixed-rate and 33.5% were adjustable-rate loans.

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

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated on a limited basis “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at December 31, 2012 was $9.5 million.

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

Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2012, $36.7 million, or 19.9% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2012 were long-term, fixed-rate mortgages.

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

For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $53.0 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $8.5 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties. Commercial real estate loans were 27.9% of the loan portfolio at December 31, 2012. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.

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

The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner-occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. For commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is deemed appropriate, the Bank employs environmental experts to inspect the property and ascertain any potential environmental risks.

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

The Bank’s largest commercial mortgage loan as of December 31, 2012 was a $28.9 million loan secured by a first mortgage lien on a 378 room, full service hotel and a 422 car parking garage located in Elizabeth, New Jersey. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2012.

Multi-family Loans. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio shall not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years.

The Bank’s largest multi-family loan as of December 31, 2012 was a $28.6 million loan on a 131-unit apartment community located in Morristown, New Jersey. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2012.

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

The Bank’s largest construction loan as of December 31, 2012 was a $28.0 million loan secured by a first lien on a new 250 unit luxury multi-family apartment project located in Woolwich Township, Gloucester County, New Jersey. The loan had an outstanding balance of $18.4 million at December 31, 2012. The project is approximately 70% complete with 75 units leased and occupied. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2012.

Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 17.9% of the loan portfolio at December 31, 2012. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.

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

Commercial loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan was a $38.0 million line of credit to a general contracting company specializing in bridge and highway construction with a risk rating of 3 (loans rated 1-4 are deemed “acceptable quality”-see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). The line is used primarily for bid bonding and working capital purposes. The Bank sold a participation interest of $10.0 million in the line of credit to another financial institution, which reduced the Bank’s exposure to $28.0 million. As of December 31, 2012, the line of credit did not have an outstanding balance.

Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 12.0% of the loan portfolio at December 31, 2012. Home equity loans and home equity lines of credit constituted 90.8% of the consumer loan portfolio and indirect marine loans constituted 7.2% of the consumer loan portfolio as of December 2012. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans, which represented 2.0% of the consumer loan portfolio. The Bank no longer purchases indirect auto or recreational vehicle loans.

Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2012 were $456.2 million and $191.1 million, respectively, representing utilization of 41.9%.

The Bank previously purchased marine loans from established dealers and brokers located on the East Coast of the United States, which were underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $500,000. All marine loans are collateralized by a first lien on the vessel. Originations of marine loans have declined significantly as the Bank discontinued indirect marine lending in 2010. Marine loans are currently made only on a direct, limited accommodation basis to existing customers. At December 31, 2012, marine loans totaled $41.7 million.

Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of home equity loans and lines of credit secured by second lien positions, consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats and recreational vehicles. Collateral repossessed by the Bank from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent upon the borrower’s continued financial stability, and which is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, and Repayments. The following table sets forth the Bank’s loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Originations:
Residential mortgage	$184,327	$146,742	$152,002
Commercial mortgage	270,190	240,930	197,718
Multi-family mortgage	219,068	150,625	134,052
Construction	92,291	119,245	51,066
Commercial	658,228	664,199	490,004
Consumer	228,401	184,955	111,407

Subtotal of loans originated	1,652,505	1,506,696	1,136,249
Loans purchased	73,740	79,521	90,430

Total loans originated	1,726,245	1,586,217	1,226,679

Loans sold or securitized	36,723	21,394	18,139

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Repayments:
Residential mortgage	270,251	285,848	327,379
Commercial mortgage	179,937	159,742	110,117
Multi-family mortgage	59,599	21,065	11,556
Construction	73,116	86,447	71,158
Commercial	622,851	555,535	508,269
Consumer	206,654	187,040	123,782

Total repayments	1,412,408	1,295,676	1,152,261

Total reductions	1,449,131	1,317,070	1,170,400

Other items, net(1)	(25,924)	(25,451)	(30,660)

Net increase (decrease)	$251,190	$243,696	$25,619

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

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

The largest individual lending authority is $10.0 million, which is only available to the Chief Executive Officer and the Chief Lending Officer for permanent commercial real estate loans. The Chief Executive Officer and the Chief Lending Officer have individual lending authority up to $7.5 million for all other loan facilities. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of seven senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer and the Chief Credit Officer, and requires a majority vote for credit approval.

While the Bank discourages loan policy exceptions, from time to time, based upon reasonable business considerations exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer or the Department Manager of the lending department responsible for the underlying loan, if it is within his or her approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Credit Committee and the Risk Committee of the Board of Directors on a quarterly basis, or more frequently if necessary.

The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review all loans rated a “watch” or worse. In addition, a loan review examination is performed by an independent third party which validates the risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.

Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2012, the regulatory lending limit was $90.1 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $80.0 million for loans with a risk rating of 2 or better, $70.0 million for loans with a risk rating of 3 and $50.0 million for loans with a risk rating of 4. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.

At December 31, 2012, the Bank’s largest group exposure with an individual borrower and its related entities was $70.6 million, consisting of three commercial mortgage loans secured by first liens on three institutional quality multi-family apartment projects with a total of 370 units located in northern New Jersey. Each of these loans has a credit risk rating of 3. The borrower, headquartered in New Jersey, is one of the largest privately held real estate owners and developers in the United States. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the Management Credit Committee and reported to the Risk Committee of the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2012, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.

As of December 31, 2012, the Bank had $1.5 billion in loans outstanding to its 50 largest borrowers and their related entities.

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

Collection Procedures. In the case of residential mortgage and consumer loans, the collections personnel in the Bank’s Asset Recovery Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency, telephone calls, letters and other notices to delinquent borrowers. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after a loan is delinquent. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The Bank’s collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.

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

Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for modified loans previously discussed. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2012, there were 108 impaired loans totaling $109.6 million. Included in this total were 80 TDRs to 70 borrowers totaling $58.4 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2012.

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

The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2012, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Loans are classified in accordance with the risk rating system described above. At December 31, 2012, $182.4 million of loans were classified as “substandard,” which consisted of $79.6 million in commercial and multi-family mortgage loans, $54.2 million in commercial loans, $29.3 million in residential loans, $13.6 million in construction loans and $5.7 million in consumer loans. At that same date, loans classified as “doubtful” totaled $464,000, consisting solely of commercial loans. There were no loans classified as “loss” at December 31, 2012. As of December 31, 2012, $45.7 million of loans were designated “special mention.”

The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2012				At December 31, 2011				At December 31, 2010
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	43	$11,986	146	$29,293	35	$7,936	184	$40,386	29	$8,370	167	$41,247
Commercial mortgage loans	5	12,194	11	14,932	2	1,155	9	11,928	1	4,286	9	14,478
Multi-family mortgage loans	—	—	2	412	—	—	1	997	—	—	1	200
Construction loans	—	—	—	—	—	—	—	—	—	—	—	—

Total mortgage loans	48	24,180	159	44,637	37	9,091	194	53,311	30	12,656	177	55,925
Commercial loans	2	70	46	15,682	11	526	40	15,059	8	562	63	12,437
Consumer loans	33	1,808	65	5,666	29	1,908	78	8,533	33	3,487	83	6,215

Total loans	83	$26,058	270	$65,985	77	$11,525	312	$76,903	71	$16,705	323	$74,577

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2012, there were 14 troubled debt restructured loans totaling $25.7 million that were classified as non-accrual, compared to 10 non-accrual troubled debt restructured loans which totaled $24.3 million at December 31, 2011; no troubled debt restructurings were non-accrual at any of the prior periods. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$29,293	$40,386	$41,247	$28,622	$14,503
Commercial mortgage loans	29,072	29,522	16,091	23,356	24,830
Multi-family mortgage loans	412	997	201	—	—
Construction loans	8,896	11,018	9,412	13,186	9,403
Commercial loans	25,467	32,093	23,505	12,548	4,456
Consumer loans	5,850	8,533	6,808	6,765	5,926

Total non-accruing loans	98,990	122,549	97,264	84,477	59,118

Accruing loans delinquent 90 days or more	—	—	—	—	—

Total non-performing loans	98,990	122,549	97,264	84,477	59,118
Foreclosed assets	12,473	12,802	2,858	6,384	3,439

Total non-performing assets	$111,463	$135,351	$100,122	$90,861	$62,557

Total non-performing assets as a percentage of total assets	1.53%	1.91%	1.47%	1.33%	0.96%

Total non-performing loans to total loans	2.02%	2.63%	2.21%	1.93%	1.31%

Non-performing commercial mortgage loans decreased $449,000 to $29.1 million at December 31, 2012, from $29.5 million at December 31, 2011. At December 31, 2012, the Company held 10 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $12.9 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which has been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal Government. The loan has been restructured and payments are current at December 31, 2012. The borrower continues to make efforts to lease the property. There is no contractual commitment to advance additional funds to this borrower.

Non-performing commercial loans decreased $6.6 million, to $25.5 million at December 31, 2012, from $32.1 million at December 31, 2011. Non-performing commercial loans at December 31, 2012 consisted of 54 loans. The largest non-performing commercial loan relationship consisted of four loans to a power systems manufacturer with total outstanding balances of $8.7 million at December 31, 2012. All contractual payments on these loans, based upon modified terms, were current at December 31, 2012.

Non-performing construction loans decreased $2.1 million, to $8.9 million at December 31, 2012, from $11.0 million at December 31, 2011. At December 31, 2012, non-performing construction loans consisted of one loan secured by a first mortgage on a 77,000 square foot newly constructed Class A office building, and a parcel of land with approvals for an 110,000 square foot office building located in Parsippany, New Jersey. The office building is completed, except for tenant improvements, but not leased due to weakness in the market. The property is being marketed and the principals are supporting the project. All contractual payments on this loan, based upon modified terms, were current at December 31, 2012. The Company has an unfunded commitment of $3.6 million on this loan at December 31, 2012.

Non-performing multi-family loans declined $585,000, to $412,000 at December 31, 2012, from $997,000 at December 31, 2011 as a result of a $997,000 note sale, partially offset by inflows of two smaller loans.

Non-performing residential mortgage loans decreased $11.1 million to $29.3 million at December 31, 2012, from $40.4 million at December 31, 2011. Gross charge-offs of residential loans were $4.6 million for the year ended December 31, 2012.

Non-performing consumer loans decreased $2.6 million, to $5.9 million at December 31, 2012, from $8.5 million at December 31, 2011. Gross consumer loan charge-offs were $3.5 million for the year ended December 31, 2012.

At December 31, 2012, the Company held $12.5 million of foreclosed assets, compared with $12.8 million at December 31, 2011. Foreclosed assets at December 31, 2012 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $6.5 million of commercial real estate, $5.0 million of residential properties, and $583,000 of marine vessels at December 31, 2012.

Non-performing assets totaled $111.5 million, or 1.53% of total assets at December 31, 2012, compared to $135.4 million, or 1.91% of total assets at December 31, 2011. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.0 million during the year ended December 31, 2012.

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

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in his or her portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings for loans requiring Credit Committee approval are periodically reviewed by the Credit Committee in the credit approval or renewal process. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports by the independent third party are presented directly to the Audit and Risk Committees of the Board of Directors.

Each quarter, the lending groups prepare individual Credit Risk Management Reports for the Credit Administration Department. These reports review all commercial loans and commercial mortgage loans that have been determined to involve above-average risk (risk rating of 5 or worse). The Credit Risk Management Reports contain the reason for the risk rating assigned to each loan, status of the loan and any current developments. These reports are submitted to a committee chaired by the Chief Credit Officer. Each loan officer reviews the loan and the corresponding Credit Risk Management Report with the committee and the risk rating is evaluated for appropriateness.

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

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$74,351	$68,722	$60,744	$47,712	$40,782

Charge offs:
Residential mortgage loans	4,622	5,229	1,996	2,712	20
Commercial mortgage loans	3,253	3,408	10,452	619	3,529
Multi-family mortgage loans	19	—	—	—	—
Construction loans	238	123	1,384	1,089	88
Commercial loans	12,259	8,634	11,196	7,576	1,967
Consumer loans	3,516	7,659	4,439	7,624	4,821

Total	23,907	25,053	29,467	19,620	10,425

Recoveries:
Residential mortgage loans	105	197	359	19	2
Commercial mortgage loans	56	15	30	6	480
Multi-family mortgage loans	1	—	—	—	—
Construction loans	—	4	47	—	88
Commercial loans	2,771	1,018	727	1,367	372
Consumer loans	971	548	782	1,010	1,313

Total	3,904	1,782	1,945	2,402	2,255

Net charge-offs	20,003	23,271	27,522	17,218	8,170
Provision for loan losses	16,000	28,900	35,500	30,250	15,100
Allowance of acquired institution	—	—	—	—	—

Balance at end of period	$70,348	$74,351	$68,722	$60,744	$47,712

Ratio of net charge-offs to average loans outstanding during the period	0.43%	0.52%	0.64%	0.39%	0.19%

Allowance for loan losses to total loans	1.43%	1.60%	1.56%	1.39%	1.05%

Allowance for loan losses to non-performing loans	71.07%	60.67%	70.66%	71.91%	80.71%

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$6,053	25.79%	$5,873	28.14%	$6,628	31.48%	$5,324	34.07%	$4,142	39.70%
Commercial mortgage loans	21,639	27.52	22,308	26.95	20,441	26.80	23,578	24.90	14,938	20.44
Multi-family mortgage loans	7,163	14.76	6,933	12.13	4,065	8.79	2,309	5.20	973	4.19
Construction loans	3,107	2.45	4,329	2.47	7,282	2.84	4,134	4.48	5,264	5.17
Commercial loans	20,315	17.67	25,381	18.25	22,210	17.15	16,572	17.95	12,697	16.68
Consumer loans	5,224	11.81	5,515	12.06	5,616	12.94	5,964	13.40	6,854	13.82
Unallocated	6,847	—	4,012	—	2,480	—	2,863	—	2,844	—

Total	$70,348	100.00%	$74,351	100.00%	$68,722	100.00%	$60,744	100.00%	$47,712	100.00%

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

At December 31, 2012, the Bank held $42.0 million in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$11,123	$11,583	$22,321	$23,180	$39,493	$41,170
FHLB obligations	500	500	500	504	250	250
FHLMC obligations	1,300	1,305	499	503	750	744
FNMA obligations	2,905	2,934	2,648	2,676	1,749	1,729
FFCB obligations	—	—	—	—	—	—
State and municipal obligations	336,078	350,825	314,108	330,902	294,527	298,239
Corporate obligations	7,558	7,769	8,242	8,531	9,253	9,548

Total held-to-maturity	$359,464	$374,916	$348,318	$366,296	$346,022	$351,680

Available for Sale:
State and municipal obligations	9,933	10,316	11,066	11,614	11,188	11,629
Mortgage-backed securities	1,134,647	1,162,325	1,221,988	1,251,003	1,223,869	1,247,526
FHLMC obligations	38,812	39,026	24,077	24,155	20,080	20,077
FHLB obligations	13,196	13,234	43,546	43,669	85,188	85,770
FNMA obligations	38,435	38,757	33,506	33,725	—	—
FFCB obligations	—	—	4,001	4,009	4,003	3,996
Corporate obligations	—	—	7,517	7,636	9,543	9,929
Equity securities	307	344	307	308	—	—

Total available for sale	$1,235,330	$1,264,002	$1,346,008	$1,376,119	$1,353,871	$1,378,927

Average expected life of securities(1)	3.75 years		3.00 years		3.42 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Carrying Value	Fair Value
At December 31, 2012:
FNMA	$559,461	$572,592
FHLMC	550,063	562,662

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2012. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2012
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$845	4.73%	$10,278	4.34%	$—	—%	$11,123	4.37%
Agency obligations	—	—	4,005	1.15	700	2.07	—	—	4,705	1.29
Corporate obligations	1,515	5.06	5,753	3.60	290	1.65	—	—	7,558	3.81
State and municipal obligations	41,617	2.42	70,221	3.61	83,165	3.80	141,075	3.02	336,078	3.26

Total held to maturity	$43,132	2.51%	$80,824	3.50%	$94,433	3.84%	$141,075	3.02%	$359,464	3.28%

Available for sale:
State and municipal obligations	$2,665	2.85%	$7,205	3.97%	$446	3.90%	$—	—%	$10,316	3.67%
Mortgage-backed securities	241	3.94	6,653	4.66	134,296	3.34	1,021,135	2.47	1,162,325	2.59
Agency obligations	35,291	0.57	55,726	0.80	—	—	—	—	91,017	0.71

Total available for sale(2)	$38,197	0.75%	$69,584	1.50%	$134,742	3.34%	$1,021,135	2.47%	$1,263,658	2.46%

(1)	Yields are not tax equivalent
(2)	Totals excludes $344,000 of available for sale equity securities

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

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 82.4% of total deposits at December 31, 2012 and 78.1% of total deposits at December 31, 2011. As of December 31, 2012 and December 31, 2011, time deposits maturing in less than one year amounted to $624 million and $755 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2012.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(In thousands)
Certificates of deposit of $100,000 or more	$76,562	$51,371	$67,927	$129,041	$324,901
Certificates of deposit less than $100,000	146,101	123,779	158,721	203,971	632,572

Total certificates of deposit	$222,663	$175,150	$226,648	$333,012	$957,473

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2012						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2012	2011	2010
	(In thousands)
Rate:
0.00 to 0.99%	$506,674	$67,511	$14,593	$18	$13	$—	$588,809	$609,021	$569,143
1.00 to 2.00%	41,186	13,392	2,235	23,851	42,251	1,173	124,088	205,321	342,161
2.01 to 3.00%	12,403	30,325	71,837	14,787	—	—	129,352	168,354	173,921
3.01 to 4.00%	21,664	46,642	350	—	—	4	68,660	71,441	88,028
4.01 to 5.00%	42,244	3,124	253	434	123	—	46,178	64,806	78,959
5.01 to 6.00%	290	24	—	7	—	—	321	9,506	24,997
6.01 to 7.00%	—	—	—	—	—	—	—	188	946
Over 7.01%	—	39	—	—	26	—	65	89	107

Total	$624,461	$161,057	$89,268	$39,097	$42,413	$1,177	$957,473	$1,128,726	$1,278,262

Borrowed Funds. At December 31, 2012, the Bank had $803.3 million of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.

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

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$518,215	$585,234	$578,168
FHLB line of credit	178,000	64,000	53,000
Securities sold under agreements to repurchase	357,164	366,460	454,451

Average Balance:
FHLB advances	516,440	560,420	546,910
FHLB line of credit	29,004	9,918	512
Securities sold under agreements to repurchase	319,031	338,839	391,889

Weighted Average Interest Rate:
FHLB advances	2.51%	2.81%	3.66%
FHLB line of credit	0.39	0.47	0.42
Securities sold under agreements to repurchase	2.04	2.18	2.52

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Federal Funds Purchased	$—	$10,000	$—
FHLB advances	507,648	518,347	570,072
FHLB line of credit	—	30,000	53,000
Securities sold under repurchase agreements	295,616	361,833	346,611

Total borrowed funds	$803,264	$920,180	$969,683

Weighted average interest rate of Federal Funds Purchased	—%	0.50%	—%
Weighted average interest rate of FHLB advances	2.47%	2.51%	3.17%
Weighted average interest rate of FHLB line of credit	—%	0.35%	0.44%
Weighted average interest rate of securities sold under agreements to repurchase	1.91%	1.99%	2.35%

WEALTH MANAGEMENT SERVICES

As part of the Company’s strategy to increase its wealth management business, on August 11, 2011, the Company’s wholly owned subsidiary, The Provident Bank, completed its acquisition of Beacon Trust Company, a New Jersey limited purpose trust company, and Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware (collectively “Beacon”). Subsequent to the acquisition, Beacon Global Asset Management was merged with and into Beacon Trust Company. Beacon’s expertise in trust and wealth management services strategically positions the Company to increase market share and enhance the Company’s non-interest earnings growth.

In addition to its trust and estate administrative services, Beacon is a provider of asset management services in New Jersey. The services are often introduced to existing clients through the Bank’s extensive branch network throughout the state. It offers a full range of asset management services to individuals, municipalities, non-profits, corporations and pension funds. These services include investment management, asset allocation, trust and fiduciary services, financial planning, family office services, estate settlement services and custody.

Beacon focuses on delivering personalized investment strategies based on the client’s risk profile. These strategies are focused on maximizing clients’ investment returns, while minimizing expenses. Most of the fee income generated by Beacon is based on assets under management.

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

TPB Realty, LLC, is a wholly owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2012, TPB Realty, LLC had total assets of $2.9 million.

Bergen Avenue Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2012, Bergen Avenue Realty, LLC had total assets of $1.1 million.

Bergen Delaware Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2012, Bergen Delaware Realty, LLC had total assets of $5.5 million.

Beacon Trust Company, a New Jersey limited purpose trust company, is a wholly owned subsidiary of the Bank acquired on August 11, 2011.

PERSONNEL

As of December 31, 2012, the Company had 827 full-time and 114 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.

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

The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter, and by the FDIC as its deposit insurer. The Bank files reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in applicable laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on the Company and the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are impacting the Company and the Bank. For example, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to principal regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their principal regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including those with less than $10 billion in assets.

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

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2012, the Bank was considered “well capitalized” under FDIC guidelines.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of a bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2012:

	As of December 31, 2012
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$539,478	7.80%	4.00%
Tier 1 risk-based capital	539,478	11.08	4.00
Total risk-based capital	600,448	12.33	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2012, the Bank was considered “well capitalized” under FDIC guidelines.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the proposed rules would establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules would limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies subsequently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2012, dividends paid by the FHLB to the Bank totaled $37.5 million.

Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank are generally insured up to a maximum of $250,000 for each separately insured depositor. The Dodd-Frank Act provided certain non-interest-bearing transaction accounts with full insurance regardless of the dollar amount until December 31, 2012.

Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

On November 12, 2009, the FDIC issued a rule that required depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. These assessments were payable on December 30, 2009. The total prepaid assessment of $31.3 million was remitted to the FDIC on that date. Of that amount, $27.4 million was recorded as a prepaid asset as of December 31, 2009. Beginning in the first quarter of 2010, the Company recorded an expense for its regular assessment for each quarter, with an offsetting credit to the prepaid asset until it was fully expensed.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

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

An institution will be treated as “well capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

•	An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

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

The recently proposed rules that would increase regulatory capital standards would adjust the prompt corrective action categories accordingly.

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

Federal Reserve System

Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $12.4 million and up to $79.5 million, and 10% against that portion of total transaction accounts in excess of up to $79.5 million. The first $12.4 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

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

Holding Company Regulation

Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis structured similarly, but not identically, to those of the FDIC for the Bank. As of December 31, 2012, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.

The following table shows the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and the Total risk-based capital ratio as of December 31, 2012:

	As of December 31, 2012
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$617,145	8.93%	4.00%
Tier 1 risk-based capital	617,145	12.68	4.00
Total risk-based capital	678,113	13.93	8.00

(1)	For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2012, the Company was “well capitalized” under Federal Reserve Board guidelines. The Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate from Tier 1 capital the inclusion of certain instruments such as trust preferred securities that are currently includable by bank holding companies. Instruments issued prior to May 19, 2010 are grandfathered for bank holding companies of under $15 billion in consolidated assets. The Company has no trust preferred securities in its Tier 1 capital.

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

In addition, a bank holding company which does not opt to become a financial holding company under applicable federal law is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services; or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

Bank holding companies that qualify and opt to become a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company has not elected to qualify as a financial holding company under federal regulations, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

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

Delaware Corporation Law

The Company is incorporated under the laws of the State of Delaware. As a result, the rights of its stockholders are governed by the Delaware General Corporate Law and the Company’s Certificate of Incorporation and Bylaws.

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

Retained earnings at December 31, 2012 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2012, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.

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

Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, the Company had no net operating loss carryforwards for federal income tax purposes.

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

Item 1A.	Risk Factors.

In the ordinary course of operating our business, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations, as well as other significant risk factors which are particularly relevant during the current period of continued economic and market disruption. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock.

Deterioration in the housing sector and related markets and prolonged elevated unemployment levels may adversely affect our business and financial results.

During 2012, general economic conditions did not materially improve. While we did not invest in sub-prime mortgages and related investments, our lending business and investments in mortgage-backed securities are tied, in large part, to the housing market. Lower home prices, the continued high level of foreclosures, the protracted foreclosure process in New Jersey and high unemployment have adversely impacted the credit performance of real estate related loans, resulting in reductions in collateral values. The housing slump has resulted in reduced demand for the construction of single-family housing, declines in home prices, and has contributed to elevated delinquencies on residential and commercial mortgage loans. These conditions may potentially cause a reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations, and could result in a decrease in our interest income and a material increase in our provision for loan losses.

Our commercial real estate, multi-family, and commercial loans expose us to increased lending risks.

Our strategy continues to be to increase our commercial mortgage loans, commercial loans and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2012, the average loan size for a construction loan was $3.6 million, for a commercial mortgage loan was $2.0 million, and for a commercial loan was $428,000, compared to an average loan size of $206,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

Our continuing concentration of loans in our primary market area may increase our risk.

Our success depends primarily on the general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey, including an unemployment rate of 9.6% at December 31, 2012, have a significant impact on our construction loans, commercial mortgage loans, commercial loans, and residential mortgage loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A further decline in local economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, further declines in real estate values and the continued slump in real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, or if delinquencies do not continue to improve or non-accrual and non-performing loans increase, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income.

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

Changes in interest rates could adversely affect our results of operations and financial condition.

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 5.6% or $12.0 million.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2012, our available for sale securities portfolio totaled $1.26 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

We are also subject to prepayment and reinvestment risk related to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Decreases in interest rates can result in the prepayment or refinancing of loans and loans underlying mortgage related securities, resulting in accelerated cash flows subject to reinvestment at reduced market interest rates and increased premium amortization. Under these circumstances, we are subject to reinvestment risk to the extent that such prepayments are not available to reinvest at prevailing market rates at a profitable spread in excess of our funding costs. Increases in interest rates can result in reduced prepayments of loans and mortgage related securities, as borrowers retain existing loans to maintain lower borrowing costs.

Historically low interest rates may adversely affect our net interest income and profitability.

The Federal Reserve Board has recently maintained interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates through late 2014 or until the national unemployment rate decreases to 6.5%. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings could decline.

We record all assets and liabilities acquired by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2012, goodwill totaling $352.6 million was not amortized but remains subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.

The Company early adopted amended guidance related to the annual goodwill impairment assessment. The guidance provides the option to qualitatively determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before proceeding with a two step quantitative impairment analysis. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required perform Step 1 of the quantitative impairment analysis and then, if needed, Step 2 to determine whether goodwill is impaired. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied value.

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

Further declines in the value of certain investment securities could require an other-than-temporary impairment charge which would reduce our earnings.

Our securities portfolio includes securities that have declined in value due to the lack of liquidity for securities that are real estate related and weaker credit performance of collateral underlying such securities. These securities include private label mortgage-backed securities. A prolonged decline in the value of these securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, Provident Financial Services, Inc. is subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets and the adequacy of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our operations.

The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

The Dodd-Frank Act, among other things, created a new consumer financial protection bureau, tightened capital standards and resulted in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may still not be known for some time. However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks such as ours with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Because the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse market segments and rely on the ability of our employees, systems and third party providers to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Risks associated with cyber-security, system failures, interruptions, or other breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, financial reporting, securities investments, deposits, and loans. The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not fully protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Our risk management program may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management program is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Acts of terrorism, severe weather and other external events could impact our ability to conduct business.

Our business is subject to risk from external events. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Northern New Jersey areas remain central targets for potential acts of terrorism. Additionally, recent severe weather-related events have adversely impacted customers in our market area, especially those in areas located near coastal waters and flood prone areas. Events such as these may become more common in the future and could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In particular, over the past decade, New Jersey has experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market. Many of these competitors have substantially greater resources and lending limits than we do, and may offer certain services or credit criteria that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Property

At December 31, 2012, the Bank conducted business through 78 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $66.1 million at December 31, 2012.

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

As of December 31, 2012, there were 83,209,293 shares of the Company’s common stock issued and 59,937,955 shares outstanding and 5,593 stockholders of record.

The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as the cash dividends paid per common share during the periods indicated.

	2012			2011
	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.90	$13.32	$0.12	$15.47	$13.90	$0.11
Second Quarter	15.35	13.40	0.13	14.85	13.02	0.12
Third Quarter	16.02	14.99	0.13	15.12	10.75	0.12
Fourth Quarter	16.13	13.37	0.33	14.21	10.12	0.12

The Company paid a special dividend of $0.20 per common share on December 21, 2012.

On February 1, 2013, the Board of Directors declared a quarterly cash dividend of $0.13 per common share, which was paid on February 28, 2013, to common stockholders of record as of the close of business on February 15, 2013. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2007 through December 31, 2012, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York, American and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2007.

PROVIDENT FINANCIAL SERVICES, INC.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Provident Financial Services, Inc.	100.00	109.37	79.42	117.02	107.26	125.53
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Thrift	100.00	63.64	59.35	62.01	52.17	63.45

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2013 and the stock repurchase plan approved by the Company’s Board of Directors:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2012 Through October 31, 2012	—	—	—	1,365,625
November 1, 2012 Through November 30, 2012	241,845	$13.97	241,845	1,123,780
December 1, 2012 Through December 31, 2012	29,200	$14.24	29,200	4,112,350
Total	271,045	$14.00	271,045

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.
(2)	On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which will commence upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 6.	Selected Financial Data

The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$7,283,695	$7,097,403	$6,824,528	$6,836,172	$6,548,748
Loans, net(1)	4,834,351	4,579,158	4,341,091	4,323,450	4,479,036
Investment securities held to maturity	359,464	348,318	346,022	335,074	347,484
Securities available for sale	1,264,002	1,376,119	1,378,927	1,333,163	820,329
Deposits	5,428,271	5,156,597	4,877,734	4,899,177	4,226,336
Borrowed funds	803,264	920,180	969,683	999,233	1,247,681
Stockholders’ equity	981,246	952,477	921,687	884,555	1,018,590

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operations Data:
Interest income	$262,259	$275,719	$286,534	$292,559	$304,320
Interest expense	44,922	59,729	77,569	111,542	132,251

Net interest income	217,337	215,990	208,965	181,017	172,069
Provision for loan losses	16,000	28,900	35,500	30,250	15,100

Net interest income after provision for loan losses	201,337	187,090	173,465	150,767	156,969
Non-interest income	43,613	32,542	31,552	31,452	30,211
Non-interest expense(2)	148,828	142,446	138,748	297,036	130,601

Income (loss) before income tax expense(2)	96,122	77,186	66,269	(114,817)	56,579
Income tax expense	28,855	19,842	16,564	7,007	14,937

Net income (loss)(2)	$67,267	$57,344	$49,705	$(121,824)	$41,642

Earnings (loss) per share:
Basic earnings (loss) per share(2)	$1.18	$1.01	$0.88	$(2.16)	$0.74
Diluted earnings (loss) per share(2)	$1.18	$1.01	$0.88	$(2.16)	$0.74

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.
(2)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets(5)	0.94%	0.83%	0.73%	(1.83%)	0.65%
Return on average equity(5)	6.88	6.09	5.46	(13.33)	4.12
Average net interest rate spread	3.25	3.33	3.27	2.82	2.78
Net interest margin(2)	3.38	3.49	3.45	3.06	3.11
Average interest-earning assets to average interest-bearing liabilities	1.19	1.16	1.14	1.13	1.13
Non-interest income to average total assets	0.61	0.47	0.47	0.47	0.47
Non-interest expenses to average total assets(5)	2.08	2.07	2.05	4.45	2.04
Efficiency ratio(3)(5)	57.03	57.31	57.69	139.80	64.56

Asset Quality Ratios:
Non-performing loans to total loans	2.02%	2.63%	2.21%	1.93%	1.31%
Non-performing assets to total assets	1.53	1.91	1.47	1.33	0.96
Allowance for loan losses to non-performing loans	71.07	60.67	70.66	71.91	80.71
Allowance for loan losses to total loans	1.43	1.60	1.56	1.39	1.05

Capital Ratios:
Leverage capital(4)	8.93%	8.74%	8.57%	7.99%	8.48%
Total risk based capital(4)	12.68	12.80	13.00	12.17	13.28
Average equity to average assets	13.93	14.05	14.26	13.42	15.82

Other Data:
Number of full-service offices	78	82	81	82	83
Full time equivalent employees	884	906	899	931	954

(1)	Averages presented are daily averages.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.
(5)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

Efficiency Ratio Calculation:	12/31/2012	12/31/2011	12/31/2010	12/31/2009	12/31/2008
Net interest income	$217,337	$215,990	$208,965	$181,017	$172,069
Non-interest income	43,613	32,542	31,552	31,452	30,211

Total income	$260,950	$248,532	$240,517	$212,469	$202,280

Non-interest expense(1)	$148,828	$142,446	$138,748	$297,036	$130,601

Expense/income(1)	57.03%	57.31%	57.69%	139.80%	64.56%

(1)	Reflects the impact of a $152,502 goodwill impairment charge recognized in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 78 full-service branches throughout northern and central New Jersey.

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

In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2012, commercial loans accounted for 62.4% of the loan portfolio and retail loans accounted for 37.6%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate and commercial and industrial lending relationships.

The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2012, core deposits were 82.4% of total deposits.

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

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party and periodically, by the Credit Committee in the credit renewal or approval.

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

The Company completed its annual goodwill impairment test as of September 30, 2012. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.

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

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize other-than-temporary securities impairment losses in 2012, but did recognize losses totaling $302,000 and $170,000 in 2011 and 2010, respectively.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carryforwards. In 2011, management released the valuation allowance associated with the state net operating losses, approximately $840,000, due to expectation of current and future taxable income. At December 31, 2012, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2012, 2011 and 2010. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Deposits	$32,200	$81	0.25%	$47,727	$119	0.25%	$98,940	$247	0.25%
Federal funds sold and short-term investments	1,439	1	0.09	1,457	—	0.01	1,951	—	0.01
Investment securities(1)	351,981	11,808	3.35	345,528	12,160	3.52	335,080	12,778	3.81
Securities available for sale	1,348,376	27,327	2.03	1,302,233	34,393	2.64	1,311,859	41,322	3.15
Federal Home Loan Bank Stock	39,137	1,814	4.63	38,259	1,764	4.61	34,979	1,821	5.21
Net loans(2)	4,658,422	221,228	4.75	4,423,125	227,283	5.11	4,274,549	230,366	5.39

Total interest-earning assets	6,431,555	262,259	4.08	6,158,329	275,719	4.46	6,057,358	286,534	4.73

Non-interest earning assets	739,386			734,778			726,114

Total assets	$7,170,941			$6,893,107			$6,783,472

Interest-bearing liabilities:
Savings deposits	$901,398	1,449	0.16%	$899,020	2,971	0.33%	$886,963	4,061	0.46%
Demand deposits	2,581,802	10,292	0.40	2,272,780	15,168	0.67	2,096,259	18,369	0.88
Time deposits	1,041,533	13,607	1.31	1,213,292	18,413	1.52	1,377,185	25,275	1.84
Borrowed funds	864,728	19,574	2.26	909,531	23,177	2.55	939,311	29,864	3.18

Total interest-bearing liabilities	5,389,461	44,922	0.83	5,294,623	59,729	1.13	5,299,718	77,569	1.46

Non-interest bearing liabilities	803,722			657,056			573,238

Total liabilities	6,193,183			5,951,679			5,872,956
Stockholders’ equity	977,758			941,428			910,516

Total liabilities and equity	$7,170,941			$6,893,107			$6,783,472

Net interest income		$217,337			$215,990			$208,965

Net interest rate spread			3.25%			3.33%			3.27%

Net interest earning assets	$1,042,094			$863,706			$757,640

Net interest margin(3)			3.38%			3.49%			3.45%

Ratio of interest-earning assets to total interest-bearing liabilities	1.19x			1.16x			1.14x

(1)	Average outstanding balance amounts are at amortized cost.
(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.
(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(37)	$—	$(37)	$(128)	$—	$(128)
Investment securities	224	(576)	(352)	389	(1,007)	(618)
Securities available for sale	1,181	(8,247)	(7,066)	(301)	(6,628)	(6,929)
Federal Home Loan Bank Stock	41	9	50	162	(219)	(57)
Loans	11,070	(17,125)	(6,055)	8,382	(11,465)	(3,083)

Total interest-earning assets	12,479	(25,939)	(13,460)	8,504	(19,319)	(10,815)

Interest-bearing liabilities:
Savings deposits	8	(1,530)	(1,522)	55	(1,145)	(1,090)
Demand deposits	1,853	(6,729)	(4,876)	1,450	(4,651)	(3,201)
Time deposits	(2,423)	(2,383)	(4,806)	(2,796)	(4,066)	(6,862)
Borrowed funds	(1,103)	(2,500)	(3,603)	(921)	(5,766)	(6,687)

Total interest-bearing liabilities	(1,665)	(13,142)	(14,807)	(2,212)	(15,628)	(17,840)

Net interest income	$14,144	$(12,797)	$1,347	$10,716	$(3,691)	$7,025

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets increased $186.3 million, or 2.6%, to $7.28 billion at December 31, 2012, from $7.10 billion at December 31, 2011. The increase was primarily due to increases in net loans and cash and cash equivalents, partially offset by a decline in total securities.

Cash and cash equivalents increased $34.2 million to $103.8 million at December 31, 2012, from $69.6 million at December 31, 2011. The Company expects to deploy these cash balances to fund loan originations, repay maturing borrowings and purchase investment securities.

Total loans increased $251.2 million, or 5.4%, to $4.90 billion at December 31, 2012, from $4.65 billion at December 31, 2011. For the year ended December 31, 2012, loan originations totaling $1.65 billion and loan purchases of $73.7 million were partially offset by repayments of $1.41 billion and loan sales of $36.7 million. Multi-family loans increased $159.8 million to $724.0 million at December 31, 2012, compared to $564.1 million at December 31, 2011. Commercial loans increased $17.4 million to $866.4 million at December 31, 2012, compared to $849.0 million at December 31, 2011, commercial real estate loans increased $96.4 million to $1.35 billion at December 31, 2012, compared to $1.25 billion at December 31, 2011 and construction loans increased $5.3 million to $120.1 million at December 31, 2012, compared to $114.8 million at December 31, 2011. Residential mortgage loans decreased $43.6 million to $1.27 billion at December 31, 2012, compared to $1.31 billion at December 31, 2011, as loan repayments attributable to an active refinance market outpaced originations. One- to four-family residential mortgage loan originations totaled $184.3 million and one-

to four-family residential mortgage loans purchased totaled $73.7 million for the year ended December 31, 2012. Principal repayments on residential mortgage loans totaled $270.3 million, and residential mortgage loans sold totaled $36.7 million for the year ended December 31, 2012. Consumer loans increased $18.2 million to $579.2 million at December 31, 2012, compared to $561.0 million at December 31, 2011.

Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $3.06 billion, accounting for 62.4% of the loan portfolio at December 31, 2012, compared to $2.78 billion, or 59.8% of the loan portfolio at December 31, 2011. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.84 billion and accounted for 37.6% of the loan portfolio at December 31, 2012, compared to $1.87 billion, or 40.2%, of the loan portfolio at December 31, 2011. The increase in commercial loans as a percentage of the total loan portfolio was a result of growth in the multi-family and commercial mortgage portfolios, coupled with reductions in retail loans attributable to refinance activity, the market preference for longer-term fixed-rate loans, which the Company chooses to sell rather than retain for portfolio as part of its interest rate risk management process, and lack of qualified retail loan demand.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at December 31, 2012 was $9.5 million. Of this total, 8 loans totaling $1.6 million were 90 days or more delinquent. General valuation reserves of 6.5%, or $104,000, were allocated to these loans at December 31, 2012.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $52.7 million and $34.5 million, respectively, at December 31, 2012. The Company’s participations in SNCs included two relationships classified as substandard (rated 7) under the Company’s loan risk rating system with gross commitments and outstanding balances of $15.3 million at December 31, 2012. Of these adversely classified SNCs, two loan relationships, one commercial construction property and one commercial mortgage property, are both located in New York City. One relationship totaling $4.7 million was current as to the payment of principal and interest as of December 31, 2012. The other relationship, consisting of two loans totaling $10.5 million, was past due 60 to 90 days at December 31, 2012, and was paid in full on January 31, 2013.

The Company had outstanding junior lien mortgages totaling $250.1 million at December 31, 2012. Of this total, 41 loans totaling $3.3 million were 90 days or more delinquent. General valuation reserves of 10%, or $331,000, were allocated to these loans at December 31, 2012.

At December 31, 2012, the Company had outstanding indirect marine loans totaling $41.7 million. Of this total, 5 loans totaling $539,000 were 90 days or more delinquent. General valuation reserves of 60%, or $323,000, were allocated to these loans at December 31, 2012. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The allowance for loan losses decreased $4.0 million to $70.3 million at December 31, 2012, as a result of net charge-offs of $20.0 million, partially offset by provisions for loan losses of $16.0 million during 2012. The decrease in the allowance for loan losses was attributable to a decrease in non-performing loans, and an improvement in the average risk rating of the loan portfolio. Total non-performing loans at December 31, 2012 were $99.0 million, or 2.02% of total loans, compared with $122.5 million, or 2.63% of total loans at December 31, 2011. At December 31, 2012, impaired loans totaled $109.6 million with related specific reserves of $7.2 million. Within total impaired loans, there were $34.2 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2012, the Company’s allowance for loan losses was 1.43% of total loans, compared with 1.60% of total loans at December 31, 2011.

Non-performing commercial mortgage loans decreased $449,000 to $29.1 million at December 31, 2012, from $29.5 million at December 31, 2011. At December 31, 2012, the Company held 14 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $12.9 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which has been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal government. The loan has been restructured and payments are current at December 31, 2012. The borrower continues to make efforts to lease the property. There is no contractual commitment to advance additional funds to this borrower.

Non-performing commercial loans decreased $6.6 million, to $25.5 million at December 31, 2012, from $32.1 million at December 31, 2011. Non-performing commercial loans at December 31, 2012 consisted of 55 loans. The largest non-performing commercial loan relationship consisted of four loans to a power systems manufacturer with total outstanding balances of $8.7 million at December 31, 2012. All contractual payments on these loans, based upon modified terms, were current at December 31, 2012.

Non-performing construction loans decreased $2.1 million, to $8.9 million at December 31, 2012, from $11.0 million at December 31, 2011. At December 31, 2012, non-performing construction loans consisted of one loan secured by a first mortgage on a 77,000 square foot newly constructed Class A office building, and a parcel of land with approvals for an 110,000 square foot office building located in Parsippany, New Jersey. The office building is completed, except for tenant improvements, but not leased due to weakness in the market. The property is being marketed and the principals are supporting the project. All contractual payments on this loan, based upon modified terms, were current at December 31, 2012. The Company has an unfunded commitment of $3.6 million on this loan at December 31, 2012.

Non-performing multi-family loans declined $585,000, to $412,000 at December 31, 2012, from $997,000 at December 31, 2011 as a result of a $997,000 note sale, partially offset by inflows of two smaller loans.

Non-performing residential mortgage loans decreased $11.1 million to $29.3 million at December 31, 2012, from $40.4 million at December 31, 2011. Gross charge-offs of residential loans were $4.6 million for the year ended December 31, 2012.

Non-performing consumer loans decreased $2.6 million, to $5.9 million at December 31, 2012, from $8.5 million at December 31, 2011. Gross consumer loan charge-offs were $3.5 million for the year ended December 31, 2012.

At December 31, 2012, the Company held $12.5 million of foreclosed assets, compared with $12.8 million at December 31, 2011. Foreclosed assets at December 31, 2012 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted primarily of $6.5 million of commercial real estate, $5.0 million of residential properties, and $583,000 of marine vessels at December 31, 2012.

Non-performing assets totaled $111.5 million, or 1.53% of total assets at December 31, 2012, compared to $135.4 million, or 1.91% of total assets at December 31, 2011. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $3.0 million during the year ended December 31, 2012.

Total deposits increased $271.7 million, or 5.3%, during the year ended December 31, 2012 to $5.43 billion from $5.16 billion at December 31, 2011. Core deposits, consisting of savings and demand deposit accounts, increased $442.9 million, or 11.0%, to $4.47 billion at December 31, 2012. Partially offsetting this increase, time deposits decreased $171.3 million, or 15.2%, to $957.5 million at December 31, 2012, with the majority of the decrease occurring in the 24-month and shorter maturity categories. The Company continued to develop core deposit relationships, while strategically permitting the run-off of higher-costing time deposits. Core deposits represented 82.4% of total deposits at December 31, 2012, compared to 78.1% at December 31, 2011.

Borrowed funds were reduced $116.9 million, or 12.7% during the year ended December 31, 2012, to $803.3 million, as core deposit growth continued to replace wholesale funding. Borrowed funds represented 11.0% of total assets at December 31, 2012, a reduction from 13.0% at December 31, 2011.

Total stockholders’ equity increased $28.8 million to $981.2 million at December 31, 2012, from $952.5 million at December 31, 2011. This increase was a result of net income of $67.3 million, the allocation of shares to stock-based compensation plans of $7.2 million and the reissuance of shares for the dividend reinvestment program of $6.1 million, partially offset by cash dividends of $40.7 million, other comprehensive loss of $1.9 million and common stock repurchases of $9.4 million.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General. Net income for the year ended December 31, 2012 was $67.3 million, compared to $57.3 million for the year ended December 31, 2011. Basic and diluted earnings per share were $1.18 for the year ended December 31, 2012, compared to basic and diluted earnings per share of $1.01 for 2011. The increase in earnings for the year ended December 31, 2012, was largely attributable to continued improvements in asset quality and related reductions in the provision for loan losses, inclusive of consideration for possible loan losses related to Superstorm Sandy, while growth in both average loans outstanding and average lower-costing core deposits more than offset the impact of compression in asset yields.

Net Interest Income. Net interest income increased $1.3 million to $217.3 million for 2012, from $216.0 million for 2011. The average interest rate spread declined 8 basis points to 3.25% for 2012, from 3.33% for 2011. The net interest margin decreased 11 basis points to 3.38% for 2012, compared to 3.49% for 2011. For the year ended December 31, 2012, the favorable effects of an increase in average loans outstanding and reductions in funding costs outpaced the impact of the downward repricing of earning assets.

Interest income decreased $13.5 million, or 4.9%, to $262.3 million for 2012, compared to $275.7 million for 2011. The decrease in interest income was attributable to a decrease in the yield on average earning assets, partially offset by an increase in average earning asset balances. The yield on interest-earning assets decreased 38 basis points to 4.08% for 2012, from 4.46% for 2011, with reductions in yields experienced in nearly all earning asset classes. Average interest-earning assets increased $273.2 million, or 4.4%, to $6.43 billion for 2012, compared to $6.16 billion for 2011. The average outstanding loan balances increased $235.3 million, or 5.3%, to $4.66 billion for 2012 from $4.42 billion for 2011, the average balance of securities available for sale increased $46.1 million, or 3.5%, to $1.35 billion for 2012, compared to $1.30 billion for 2011, and the average balance of investment securities increased $6.5 million, or 1.9%, to $352.0 million for 2012, compared to $345.5 million for 2011. These increases were partially offset by a decrease in average interest-earning deposits, Federal funds sold and short-term investment balances of $15.5 million, or 31.6%, to $33.6 million for 2012, from $49.2 million for 2011.

Interest expense decreased $14.8 million, or 24.8%, to $44.9 million for 2012, from $59.7 million for 2011. The decrease in interest expense was attributable to lower short-term interest rates coupled with a shift in the funding composition to lower-costing core deposits from certificates of deposit and a reduction in average borrowings, partially offset by an increase in average interest-bearing deposit balances. The average rate paid on interest-bearing liabilities decreased 30 basis points to 0.83% for 2012, from 1.13% for 2011. The average rate paid on interest-bearing deposits decreased 27 basis points to 0.56% for 2012, from 0.83% for 2011. The average rate paid on borrowings decreased 29 basis points to 2.26% for 2012, from 2.55% for 2011. The average balance of interest-bearing liabilities increased $94.8 million, or 1.8%, to $5.39 billion for 2012, compared to $5.29 billion for 2011. Average interest-bearing deposits increased $139.6 million, or 3.2%, to $4.52 billion for 2012, from $4.39 billion for 2011. Within average interest-bearing deposits, average interest-bearing core deposits increased $311.4 million, or 9.8%, for 2012, compared with 2011, while average time deposits decreased $171.8 million, or 14.2%, for 2012, compared with 2011. Further aiding the increase in net interest income, average non-interest bearing deposits increased $137.3 million, or 22.7%, to $743.1 million for 2012, from $605.8 million for 2011. Average outstanding borrowings decreased $44.8 million, or 4.9%, to $864.7 million for 2012, compared with $909.5 million for 2011, as deposits replaced wholesale funding.

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

The provision for loan losses was $16.0 million in 2012, compared to $28.9 million in 2011. The provision for loan losses for 2012 included $1.5 million for possible loan losses related to Superstorm Sandy. The decrease in the provision for loan losses was primarily attributable to a decline in non-performing loan formation and an improvement in credit risk ratings. Net charge-offs for 2012 were $20.0 million, compared to $23.3 million for 2011. Total charge-offs for the year ended December 31, 2012 were $23.9 million, compared to $25.1 million for the year ended December 31, 2011. Recoveries for the year ended December 31, 2012, were $3.9 million, compared to $1.8 million for the year ended December 31, 2011. The allowance for loan losses at December 31, 2012 was $70.3 million, or 1.43% of total loans, compared to $74.4 million, or 1.60% of total loans at December 31, 2011. At December 31, 2012, non-performing loans as a percentage of total loans were 2.02%, compared to 2.63% at December 31, 2011. Non-performing assets as a percentage of total assets were 1.53% at December 31, 2012, compared to 1.91% at December 31, 2011. At December 31, 2012, non-performing loans were $99.0 million, compared to $122.5 million at December 31, 2011, and non-performing assets were $111.5 million at December 31, 2012, compared to $135.4 million at December 31, 2011.

Non-Interest Income. For the year ended December 31, 2012, non-interest income totaled $43.6 million, an increase of $11.1 million, or 34.0%, compared to the same period in 2011. Fee income totaled $30.3 million for the year ended December 31, 2012, an increase of $4.9 million compared with the same period in 2011, largely due to an increase in wealth management fees attributable to the August 2011 acquisition of Beacon Trust Company (“Beacon”) and increased prepayment fees on commercial loans, which were partially offset by lower overdraft fee income. Net gains on securities transactions totaled $4.5 million for the year ended December 31, 2012, compared to $708,000 for the same period in 2011. During the year, the Company identified and sold certain mortgage-backed securities which had a high risk of accelerated prepayment. The proceeds from the sales were reinvested in similar securities with more stable projected cash flows. Also contributing to the increase in non-interest income, other income increased $2.0 million for the year ended December 31, 2012, compared with the same period in 2011, primarily due to a $525,000 net gain recognized on the sale of a vacant parcel of land, $568,000 in income associated with the termination of the Company’s debit card rewards program, losses previously recorded in 2011 related to the sale of the Company’s former administrative facilities, and an increase in gains resulting from a larger number of loan sales. Other-than-temporary impairment charges on investment securities declined $302,000 for the year ended December 31, 2012, compared to last year, as the Company did not experience any other-than-temporary impairment on its securities portfolio in 2012.

Non-Interest Expense. Non-interest expense for the year ended December 31, 2012 was $148.8 million, an increase of $6.4 million, or 4.5%, from the year ended December 31, 2011. Compensation and benefits expense increased $6.0 million, to $80.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to higher salary expense associated with annual merit increases, personnel added as a result of the Beacon acquisition, an increased incentive compensation accrual and increased employee medical and retirement benefit costs. In addition, other operating expense increased $2.2 million for the year ended December 31, 2012, compared to the same period in 2011, due primarily to increased non-performing asset related expenses, net expenses of $624,000 incurred due to damages sustained in Superstorm Sandy, a $213,000 charge related to the termination of a software contract in connection with the Beacon integration and $222,000 in charges related to the consolidation of underperforming branches. Data processing expense increased $818,000 for the year ended December 31, 2012, compared to the same period in 2011, due to an increase in software maintenance expense, primarily associated with technology enhancements at Beacon, and increased core processing fees. Partially offsetting these increases, impairment of premises and equipment declined $807,000 for the year ended December 31, 2012, compared to last year, due to an impairment charge incurred in the first quarter of 2011 related to the then planned sale and relocation of the Company’s former loan center. FDIC insurance expense decreased $788,000 to $5.1 million for the year ended December 31, 2012, compared with the same period in 2011. The decrease was primarily due to a lower assessment rate and a change in assessment methodology from a deposit-based to an asset-based assessment, effective in the second quarter of 2011. Net occupancy expense decreased $644,000 to $20.5 million, compared to the same period last year, due to the consolidation and relocation of the Company’s administrative offices in April 2011 and the elimination of prior year carrying costs on previously occupied facilities owned by the Company that were sold in November 2011. Additionally, amortization of intangibles decreased $564,000 for the year ended December 31, 2012, compared with the same period of 2011, as a result of scheduled reductions in core deposit intangible amortization, partially offset by the amortization of the customer relationship intangible arising from the Beacon acquisition.

Income Tax Expense. For the year ended December 31, 2012, the Company’s income tax expense was $28.9 million, compared with $19.8 million in 2011. The increase in income tax expense was primarily attributable to an increase in pre-tax income. The Company’s effective tax rate was 30.0% for the year ended December 31, 2012, compared with 25.7% for the year ended December 31, 2011. The increase in the effective tax rate and income tax expense was primarily a function of growth in pre-tax income from taxable sources.

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

Income Tax Expense. For the year ended December 31, 2011, the Company’s income tax expense was $19.8 million, compared with $16.6 million in 2010. The increase in income tax expense was primarily attributable to an increase in pre-tax income. The Company’s effective tax rate was 25.7% for the year ended December 31, 2011, compared with 25.07% for the year ended December 31, 2010. The effective tax rate for 2011 was affected by an increase in taxable income, partially offset by the reduction of a valuation allowance against subsidiary company New Jersey state net operating losses.

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

Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2012 and 2011, loan repayments totaled $1.41 billion and $1.30 billion, respectively.

One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.73 billion for the year ended December 31, 2012, compared to $1.59 billion for the year ended December 31, 2011. Purchases for the investment portfolio totaled $585.0 million for the year ended December 31, 2012, compared to $531.0 million for the year ended December 31, 2011.

At December 31, 2012, the Bank had outstanding loan commitments to borrowers of $869.0 million, including undisbursed home equity lines and personal credit lines of $267.1 million. Total deposits increased $271.7 million for the year ended December 31, 2012. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $624.5 million at December 31, 2012. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

As of December 31, 2012, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2012, the Bank’s leverage (Tier 1) capital ratio was 7.80%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2012, the Bank’s total risk-based capital ratio was 12.33%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations

Off-balance sheet and contractual obligations as of December 31, 2012, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$845,684	$335,212	$243,056	$690	$266,726
Letters of credit	23,308	16,036	7,272	—	—

Total Off-Balance Sheet	868,992	351,248	250,328	690	266,726

Contractual Obligations:
Operating leases	48,136	6,236	11,422	10,211	20,267
Certificate of deposits	957,473	624,461	250,325	81,510	1,177

Total Contractual Obligations	1,005,609	630,697	261,747	91,721	21,444

Total	$1,874,601	$981,945	$512,075	$92,411	$288,170

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $869.0 million at December 31, 2012, an increase of $98.6 million, or 11.3%, from $770.4 million at December 31, 2011.

Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in December 2012 or 2011 that would have settled in January 2013 or 2012, respectively. Total contractual obligations at December 31, 2012 were $1.01 billion, a decrease of $165.2 million, or 16.4%, compared to $1.17 billion at December 31, 2011. Contractual obligations under operating leases increased $6.0 million, or 12.6%, to $48.1 million at December 31, 2012, from $42.1 million at December 31, 2011, and certificate of deposit accounts decreased $171.2 million, or 17.9%, to $957.5 million at December 31, 2012, from $1.13 billion at December 31, 2011.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 17.6% at December 31, 2012, compared to 21.9% at December 31, 2011. Certificate of deposit accounts are generally short-term. As of December 31, 2012, 65.2% of all time deposits had maturities of one year or less compared to 66.9% at December 31, 2011. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB of New York during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.

The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2012.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	213,799	(2,611)	(1.2)
Static	216,410	—	—
+100	213,408	(3,002)	(1.4)
+200	208,829	(7,581)	(3.5)
+300	204,362	(12,048)	(5.6)

The above table indicates that as of December 31, 2012, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 5.6%, or $12.0 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 1.2%, or $2.6 million decrease in net interest income.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2012.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,219,864	(19,099)	(1.5)	16.1	(1.4)
Flat	1,238,963	—	—	16.3	—
+100	1,184,031	(54,932)	(4.4)	15.8	(3.3)
+200	1,109,581	(129,382)	(10.4)	15.0	(8.2)
+300	1,020,390	(218,573)	(17.6)	14.0	(14.2)

The preceding table indicates that as of December 31, 2012, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 17.6%, or $218.6 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 1.5%, or $19.1 million decrease in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

(2)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(6)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2012 and 2011

(2)	Condensed Statement of Income for the years ended December 31, 2012, 2011 and 2010

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provident Financial Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 1, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Provident Financial Services, Inc.:

We have audited Provident Financial Services, Inc.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 1, 2013

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

(Dollars in Thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$101,850	$68,553
Short-term investments	1,973	1,079

Total cash and cash equivalents	103,823	69,632

Securities available for sale, at fair value	1,264,002	1,376,119
Investment securities held to maturity (fair value of $374,916 and $366,296 at December 31, 2012 and December 31, 2011, respectively)	359,464	348,318
Federal Home Loan Bank Stock	37,543	38,927
Loans	4,904,699	4,653,509
Less allowance for loan losses	70,348	74,351

Net loans	4,834,351	4,579,158

Foreclosed assets, net	12,473	12,802
Banking premises and equipment, net	66,120	66,260
Accrued interest receivable	24,002	24,653
Intangible assets	357,907	360,714
Bank-owned life insurance	147,286	142,010
Other assets	76,724	78,810

Total assets	$7,283,695	$7,097,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,556,011	$3,136,129
Savings deposits	914,787	891,742
Certificates of deposit of $100,000 or more	324,901	383,174
Other time deposits	632,572	745,552

Total deposits	5,428,271	5,156,597
Mortgage escrow deposits	21,238	20,955
Borrowed funds	803,264	920,180
Other liabilities	49,676	47,194

Total liabilities	6,302,449	6,144,926

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,937,955 shares outstanding at December 31, 2012, and 83,209,285 shares issued and 59,968,195 shares outstanding at December 31, 2011, respectively	832	832
Additional paid-in capital	1,021,507	1,019,253
Retained earnings	389,549	363,011
Accumulated other comprehensive income	7,716	9,571
Treasury stock	(386,270)	(384,725)
Unallocated common stock held by the Employee Stock Ownership Plan	(52,088)	(55,465)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,298)	(7,390)
Deferred compensation—Directors’ Deferred Fee Plan	7,298	7,390

Total stockholders’ equity	981,246	952,477

Total liabilities and stockholders’ equity	$7,283,695	$7,097,403

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands, except share data)

	Years ended December 31,
	2012	2011	2010
Interest income:
Real estate secured loans	$155,078	$158,731	$160,460
Commercial loans	40,942	42,759	41,427
Consumer loans	25,208	25,793	28,479
Securities available for sale and Federal Home Loan Bank stock	29,141	36,157	43,143
Investment securities held to maturity	11,808	12,160	12,778
Deposits, Federal funds sold and other short-term investments	82	119	247

Total interest income	262,259	275,719	286,534

Interest expense:
Deposits	25,348	36,552	47,705
Borrowed funds	19,574	23,177	29,864

Total interest expense	44,922	59,729	77,569

Net interest income	217,337	215,990	208,965
Provision for loan losses	16,000	28,900	35,500

Net interest income after provision for loan losses	201,337	187,090	173,465

Non-interest income:
Fees	30,336	25,418	23,679
Bank-owned life insurance	5,276	5,242	5,948
Other-than-temporary impairment losses on securities	—	(1,661)	(3,116)
Portion of loss recognized in other comprehensive income (before taxes)	—	1,359	2,946

Net impairment losses on securities recognized in earnings	—	(302)	(170)
Net gain on securities transactions	4,497	708	885
Other income	3,504	1,476	1,210

Total non-interest income	43,613	32,542	31,552

Non-interest expense:
Compensation and employee benefits	80,874	74,904	69,865
Net occupancy expense	20,487	21,131	19,777
Data processing expense	10,318	9,500	8,984
FDIC Insurance	5,095	5,883	7,631
Impairment of premises and equipment	—	807	1,528
Advertising and promotion expense	4,139	3,951	4,049
Amortization of intangibles	2,466	3,030	3,831
Other operating expenses	25,449	23,240	23,083

Total non-interest expenses	148,828	142,446	138,748

Income before income tax expense	96,122	77,186	66,269
Income tax expense	28,855	19,842	16,564

Net income	$67,267	$57,344	$49,705

Basic earnings per share	$1.18	$1.01	$0.88
Average basic shares outstanding	57,145,868	56,856,083	56,572,040
Diluted earnings per share	$1.18	$1.01	$0.88
Average diluted shares outstanding	57,199,804	56,868,524	56,572,040

See accompanying notes to consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	Years ended December 31,
	2012	2011	2010
Net income	$67,267	$57,344	$49,705
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains arising during the period	1,810	4,244	10,492
Reclassification adjustment for gains included in net income	(2,660)	(419)	(423)

Total	(850)	3,825	10,069
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	(983)	(1,844)
Reclassification adjustment for impairment losses included in net income	—	179	101

Total	—	(804)	(1,743)
Amortization related to post-retirement obligations	(1,005)	(8,204)	(1,303)

Total other comprehensive income	(1,855)	(5,183)	7,023

Total comprehensive income	$65,412	$52,161	$56,728

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2009	$832	$1,014,856	$307,751	$7,731	$(384,973)	$(61,642)	$(7,575)	$7,575	$884,555
Net income	—	—	49,705	—	—	—	—	—	49,705
Other comprehensive income, net of tax				7,023					$7,023
Cash dividends paid	—	—	(24,984)	—	—	—	—	—	(24,984)
Distributions from DDFP	—	(6)	—	—	—	—	93	(93)	(6)
Purchases of treasury stock	—	—	—	—	(193)	—	—	—	(193)
Option exercises	—	(21)	—	—	72	—	—	—	51
Allocation of ESOP shares	—	(762)	—	—	—	3,050	—	—	2,288
Allocation of SAP shares	—	2,422	—	—	—	—	—	—	2,422
Allocation of stock options	—	826	—	—	—	—	—	—	826

Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Net income	—	—	57,344	—	—	—	—	—	57,344
Other comprehensive income, net of tax				(5,183)					(5,183)
Cash dividends paid	—	—	(26,805)	—	—	—	—	—	(26,805)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(4,139)	—	—	—	(4,139)
Shares issued dividend reinvestment plan	—	(1,319)	—	—	4,499	—	—	—	3,180
Option exercises	—	—	—	—	9	—	—	—	9
Allocation of ESOP shares	—	(660)	—	—	—	3,127	—	—	2,467
Allocation of SAP shares	—	3,198	—	—	—	—	—	—	3,198
Allocation of stock options	—	719	—	—	—	—	—	—	719

Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010—(Continued)

(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	67,267	—	—	—	—	—	67,267
Other comprehensive loss, net of tax				(1,855)					(1,855)
Cash dividends paid	—	—	(40,729)	—	—	—	—	—	(40,729)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(9,424)	—	—	—	(9,424)
Shares issued dividend reinvestment plan	—	(1,755)	—	—	7,845	—	—	—	6,090
Option exercises	—	(6)	—	—	34	—	—	—	28
Allocation of ESOP shares	—	(452)	—	—	—	3,377	—	—	2,925
Allocation of SAP shares	—	4,015	—	—	—	—	—	—	4,015
Allocation of stock options	—	452	—	—	—	—	—	—	452

Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$67,267	$57,344	$49,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,327	9,660	10,748
Impairment charge premises & equipment	—	807	1,528
Provision for loan losses	16,000	28,900	35,500
Deferred tax benefit	(1,134)	(3,762)	(3,739)
Increase in cash surrender value of Bank-owned Life Insurance	(5,276)	(5,242)	(5,948)
Net amortization of premiums and discounts on securities	16,545	12,680	9,983
Accretion of net deferred loan fees	(3,493)	(2,165)	(1,006)
Amortization of premiums on purchased loans	1,694	1,902	2,038
Net increase in loans originated for sale	(36,723)	(21,394)	(18,139)
Proceeds from sales of loans originated for sale	38,684	22,675	19,316
Proceeds from sales of foreclosed assets	16,484	15,746	8,410
ESOP expense	2,030	1,926	1,840
Allocation of stock award shares	3,658	3,198	2,422
Allocation of stock options	452	719	826
Net gain on sale of loans	(1,961)	(1,281)	(1,177)
Net gain on securities available for sale	(4,497)	(708)	(885)
Impairment charge on securities	—	302	170
Net loss (gain) on sale of premises and equipment	(633)	271	(17)
Net loss (gain) on sale of foreclosed assets	75	(127)	5
Contribution to pension plan	(4,113)	(4,854)	(5,085)
Decrease in accrued interest receivable	651	604	540
Increase in other assets	(9,228)	(13,900)	(16,146)
Increase (decrease) increase in other liabilities	2,482	(9,468)	1,372

Net cash provided by operating activities	108,291	93,833	92,261

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	77,207	78,697	48,816
Purchases of investment securities held to maturity	(89,281)	(81,566)	(60,227)
Proceeds from sales of securities available for sale	106,768	24,149	18,926
Proceeds from maturities and paydowns of securities available for sale	488,590	421,368	506,595
Purchases of securities available for sale	(495,726)	(449,419)	(566,082)
Cash consideration paid to acquire Beacon Trust, net of cash and cash equivalents	—	(7,254)	—
BOLI benefits paid	—	—	1,523
Purchases of loans	(73,740)	(79,521)	(90,430)
Net (increase) decrease in loans	(191,904)	(189,317)	58,783
Proceeds from sales of premises and equipment	638	11,977	2,101
Purchases of premises and equipment, net	(7,658)	(8,546)	(8,506)

Net cash used in investing activities	(185,106)	(279,432)	(88,501)

Cash flows from financing activities:
Net increase (decrease) in deposits	271,674	278,863	(21,443)
Increase in mortgage escrow deposits	283	1,397	845
Purchase of treasury stock	(9,424)	(4,139)	(193)
Cash dividends paid to stockholders	(40,729)	(26,805)	(24,984)
Shares issued to dividend reinvestment plan	6,090	3,180
Stock options exercised	28	9	51
Proceeds from long-term borrowings	—	236,300	245,800
Payments on long-term borrowings	(55,700)	(280,088)	(322,043)
Net (decrease) increase in short-term borrowings	(61,216)	(5,715)	46,693

Net cash provided by (used in) financing activities	111,006	203,002	(75,274)

Net increase (decrease) in cash and cash equivalents	34,191	17,403	(71,514)
Cash and cash equivalents at beginning of period	69,632	52,229	123,743

Cash and cash equivalents at end of period	$103,823	$69,632	$52,229

Cash paid during the period for:
Interest on deposits and borrowings	$45,362	$60,739	$79,009

Income taxes	$25,858	25,909	$17,622

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$16,253	$25,406	$4,995

Fair value of assets acquired	$672	$1,879	$—

Goodwill and customer relationship intangible	$(672)	$9,547	$—

Liabilities assumed	$—	$926	$—

See accompanying notes to consolidated financial statement

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The estimated fair values of the Company’s securities are affected by changes in interest rates, credit spreads, and market illiquidity. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 320 “Investments-Debt and Equity Securities” on April 1, 2009, to determine if a decline in value is other-than- temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. The market for non-investment grade, privately issued mortgage-backed securities remains illiquid and prices have not appreciated despite favorable movements in interest rates. To determine if a decline in value is other-than-temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

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

The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment to yield over the expected lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives, of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

Intangible Assets

Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30th. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of September 30, 2012. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.

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

Years Ended December 31, 2012, 2011 and 2010

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

The Bank has an Employee Stock Ownership Plan (“ESOP”). The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions and dividends paid on unallocated ESOP shares over a period of up to 30 years. The Company’s common stock not allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the average price of the Company’s stock during each quarter and the amount of shares allocated during the quarter.

Expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options. Expense related to stock awards is based on the fair value of the common stock at the date of the grant and is recognized ratably over the vesting period of the awards.

In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2012, there were 417,443 shares held by the DDFP.

The Bank maintains a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

Comprehensive Income

Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.

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

Impact of Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and is not expected to have a significant impact on the Company’s consolidated financial statements.

Effective March 31, 2012, the Company adopted guidance regarding the presentation of comprehensive income. In June 2011, the FASB issued guidance providing an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As originally issued, ASU

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

2011-5 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU 2011-12,—Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards. ASU No. 2011-05 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. The Company presented comprehensive income in a separate consolidated statement of comprehensive income for the years ended December 31, 2012, 2011 and 2010.

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

(2) Stockholders’ Equity and Acquisition

Stockholders’ Equity

On January 15, 2003, the Bank completed its plan of conversion, and the Bank became a wholly owned subsidiary of the Company. The Company sold 59.6 million shares of common stock (par value $0.01 per share) at $10.00 per share. The Company received net proceeds in the amount of $567.2 million.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2012, the liquidation account, which is an off-balance sheet memorandum account, amounted to $19.9 million.

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

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price was allocated to the acquired assets and liabilities of Beacon based upon their fair value as of August 11, 2011. The fair value estimates were considered preliminary and were subject to change for up to one year after the closing of the transaction as additional information became available. During the quarter ended September 30, 2012, the recorded fair values were finalized. The final allocation of the purchase price is presented in the following table.

Assets:
Cash and cash equivalents	$96
Securities	164
Premises and equipment	241
Goodwill	6,452
Customer relationship intangible	2,423
Other assets	2,050

Total assets	$11,426

Liabilities:
Other liabilities	4,076

Total liabilities	$4,076

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

As operating results for Beacon were not significant to the consolidated operating results of the Company, pro forma operating results are not presented herein. The Company’s Consolidated Statement of Income for the year ended December 31, 2011 includes 143 days of combined operations with Beacon.

In connection with the Beacon acquisition, the Company recorded goodwill of $6.5 million, none of which is estimated to be deductible for income tax purposes. In addition, a customer relationship intangible (“CRI”) of $2.4 million was recognized and is being amortized on an accelerated basis over an estimated useful life of twelve years.

(3) Restrictions on Cash and Due from Banks

Included in cash on hand and due from banks at December 31, 2012 and 2011 was $17,726,000 and $6,225,000, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity

Investment securities held to maturity at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,705	34	—	4,739
Mortgage-backed securities	11,123	460	—	11,583
State and municipal obligations	336,078	15,332	(585)	350,825
Corporate obligations	7,558	211	—	7,769

	$359,464	16,037	(585)	374,916

	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,647	36	—	3,683
Mortgage-backed securities	22,321	859	—	23,180
State and municipal obligations	314,108	16,863	(69)	330,902
Corporate obligations	8,242	296	(7)	8,531

	$348,318	18,054	(76)	366,296

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Investment securities held to maturity having a carrying value of $256,399,000 and $276,543,000 at December 31, 2012 and 2011, respectively, were pledged to secure other borrowings, securities sold under repurchase agreements and government deposits.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The amortized cost and fair value of investment securities at December 31, 2012 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2012
	Amortized cost	Fair value
Due in one year or less	$43,132	43,417
Due after one year through five years	79,979	82,262
Due after five years through ten years	84,155	90,091
Due after ten years	141,075	147,563
Mortgage-backed securities	11,123	11,583

	$359,464	374,916

During 2012, the Company recognized gains of $73,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $9,792,000. In the prior year period, the Company recognized gains of $68,000 and losses of $10,000 related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $29,210,000.

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment (in thousands):

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$30,992	(585)	—	—	30,992	(585)
Corporate obligations	—	—	—	—	—	—

	$30,992	(585)	—	—	30,992	(585)

	December 31, 2011 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$3,868	(63)	316	(6)	4,184	(69)
Corporate obligations	394	(7)	—	—	394	(7)

	$4,262	(70)	316	(6)	4,578	(76)

Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2012, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The number of securities in an unrealized loss position as of December 31, 2012 totaled 56, compared with 7 at December 31, 2011. All temporarily impaired investment securities were investment grade at December 31, 2012.

(5) Securities Available for Sale

Securities available for sale at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$90,443	574	—	91,017
Mortgage-backed securities	1,134,647	27,934	(256)	1,162,325
State and municipal obligations	9,933	384	(1)	10,316
Equity securities	307	37	—	344

	$1,235,330	28,929	(257)	1,264,002

	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$105,130	442	(14)	105,558
Mortgage-backed securities	1,221,988	31,206	(2,191)	1,251,003
State and municipal obligations	11,066	553	(5)	11,614
Corporate obligations	7,517	119	—	7,636
Equity securities	307	1	—	308

	$1,346,008	32,321	(2,210)	1,376,119

Securities available for sale having a carrying value of $597,494,000 and $606,057,000 at December 31, 2012 and 2011, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.

The amortized cost and fair value of securities available for sale at December 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2012
	Amortized cost	Fair value
Due in one year or less	$37,851	37,956
Due after one year through five years	62,110	62,931
Due after five years through ten years	415	446
Mortgage-backed securities	1,134,647	1,162,325
Equity securities	307	344

	$1,235,330	1,264,002

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Proceeds from the sale of securities available for sale during 2012 were $106,768,000, resulting in gross gains of $4,424,000 and no losses. During 2011, the sale of securities available for sale were $24,149,000, resulting in gross gains of $645,000. For the 2011 period, the Company recognized gains of $13,000 and losses of $8,000 related to calls on certain available for sale securities, with proceeds from the calls totaling $584,000.

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

	December 31, 2012	December 31, 2011
Beginning credit loss amount	$1,240	938
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	302
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$1,240	1,240

The Company did not incur a net other-than-temporary impairment charge for the year ended December 31, 2012. For the prior year period, the Company recognized in earnings net other-than-temporary impairment charges totaling $302,000, which consisted of a credit-related impairment on an investment in a non-Agency mortgage-backed security. During 2010, the Company recognized in earnings net other-than-temporary impairment charges totaling $170,000, which consisted of a credit-related impairment on an investment in a non-Agency mortgage-backed security. Prior to the charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$59,521	(205)	11,012	(51)	70,533	(256)
State and municipal obligations	—	—	503	(1)	503	(1)

	$59,521	(205)	11,515	(52)	71,036	(257)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2012, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of December 31, 2012 totaled 9, compared with 17 at December 31, 2011. There were 2 private label mortgage-backed securities in an unrealized loss position at December 31, 2012, with an amortized cost of $898,000 and unrealized losses totaling $8,000. One of these private label mortgage-backed securities was below investment grade at December 31, 2012. The Company held $344,000 and $308,000 in equity securities at December 31, 2012 and 2011, respectively.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2012.

(6) Loans Receivable and Allowance for Loan Losses

Loans receivable at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Mortgage loans:
Residential	$1,265,015	1,308,635
Commercial	1,349,950	1,253,542
Multi-family	723,958	564,147
Construction	120,133	114,817

Total mortgage loans	3,459,056	3,241,141
Commercial loans	866,395	849,009
Consumer loans	579,166	560,970

Total gross loans	4,904,617	4,651,120

Premiums on purchased loans	4,964	5,823
Unearned discounts	(78)	(100)
Net deferred fees	(4,804)	(3,334)

	$4,904,699	4,653,509

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2012, 2011 and 2010, $1,694,000, $1,902,000 and $2,038,000, respectively, was charged to interest income as a result of prepayments and normal amortization.

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At December 31, 2012
	30-59 Days	60-89 Days	Non-accrual	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans
Residential	$15,752	11,986	29,293	57,031	1,207,984	1,265,015	—
Commercial	535	12,194	29,072	41,801	1,308,149	1,349,950	—
Multi-family	—	—	412	412	723,546	723,958	—
Construction	—	—	8,896	8,896	111,237	120,133	—

Total mortgage loans	16,287	24,180	67,673	108,140	3,350,916	3,459,056	—
Commercial loans	1,840	70	25,467	27,377	839,018	866,395	—
Consumer loans	4,144	1,808	5,850	11,802	567,364	579,166	—

Total gross loans	$22,271	26,058	98,990	147,319	4,757,298	4,904,617	—

	At December 31, 2011
	30-59 Days	60-89 Days	Non-accrual	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans
Residential	$16,034	7,936	40,386	64,356	1,244,279	1,308,635	—
Commercial	939	1,155	29,522	31,616	1,221,926	1,253,542	—
Multi-family	—	—	997	997	563,150	564,147	—
Construction	—	—	11,018	11,018	103,799	114,817	—

Total mortgage loans	16,973	9,091	81,923	107,987	3,133,154	3,241,141	—
Commercial loans	2,472	526	32,093	35,091	813,918	849,009	—
Consumer loans	5,276	1,908	8,533	15,717	545,253	560,970	—

Total gross loans	$24,721	11,525	122,549	158,795	4,492,325	4,651,120	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $98,990,000 and $122,549,000 at December 31, 2012 and 2011, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2012, or 2011.

If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $3,022,000, $3,496,000 and $4,114,000, for the years ended December 31, 2012, 2011 and 2010, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2012, 2011 and 2010 was not material for the periods presented.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

A specific allocation of the allowance for loan losses is established for each impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each fiscal quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses as a result of this process.

At December 31, 2012, there were 108 impaired loans totaling $109.6 million. Included in this total were 80 TDRs related to 70 borrowers totaling $58.4 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2012. At December 31, 2011, there were 65 impaired loans totaling $103.2 million, of which 48 loans totaling $63.1 million were TDRs. Included in this total were 38 TDRs related to 36 borrowers totaling $38.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2011.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$78,525	29,807	1,298	109,630
Collectively evaluated for impairment	3,380,531	836,588	577,868	4,794,987

Total gross loans	$3,459,056	866,395	579,166	4,904,617

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$76,275	26,974	—	103,249
Collectively evaluated for impairment	3,164,866	822,035	560,970	4,547,871

Total gross loans	$3,241,141	849,009	560,970	4,651,120

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands)

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,172	1,949	90	7,211	—	7,211
Collectively evaluated for impairment	32,790	18,366	5,134	56,290	6,847	63,137

Total	$37,962	20,315	5,224	63,501	6,847	70,348

	At December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,360	3,966	—	9,326	—	9,326
Collectively evaluated for impairment	34,083	21,415	5,515	61,013	4,012	65,025

Total	$39,443	25,381	5,515	70,339	4,012	74,351

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The following tables present the number of loans modified as TDRs during the years ended December 31, 2012 and 2011 and their balances immediately prior to the modification date and post-modification as of December 31, 2012 and 2011.

	Year Ended December 31, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	35	$11,469	10,110
Commercial	1	276	276

Total mortgage loans	36	11,745	10,386
Commercial loans	10	14,474	13,542
Consumer loans	5	879	793

Total restructured loans	51	$27,098	24,721

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	28	$10,652	10,351
Commercial	4	41,379	41,464

Total mortgage loans	32	52,031	51,815
Commercial loans	7	9,677	9,570
Consumer loans	4	571	575

Total restructured loans	43	$62,279	61,960

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2012 and 2011 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the year ended December 31, 2012. There was one subsequent charge-off of $748,000 recorded in 2012 on a collateral dependent impaired loan presented in the preceding tables for the year ended December 31, 2011. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $2.0 million and $5.5 million at December 31, 2012 and 2011, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.

The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.81% and 4.58%, compared to a yield of 5.89% and 5.65% prior to modification for the years ended December 31, 2012 and 2011, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2012 and 2011, and for which there was a payment default (90 days or more past due) during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	1	$121	4	$795
Commercial	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—

Total mortgage loans	1	121	4	795
Commercial loans	—	—	—	—
Consumer loans	1	52	—	—

Total restructured loans	2	173	4	795

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$74,351	68,722	60,744
Provision charged to operations	16,000	28,900	35,500
Recoveries of loans previously charged off	3,904	1,782	1,945
Loans charged off	(23,907)	(25,053)	(29,467)

Balance at end of period	$70,348	74,351	68,722

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	For the Year Ended December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	6,489	4,422	2,254	13,165	2,835	16,000
Recoveries of loans previously charged off	162	2,771	971	3,904	—	3,904
Loans charged off	(8,132)	(12,259)	(3,516)	(23,907)	—	(23,907)

Balance at end of period	$37,962	20,315	5,224	63,501	6,847	70,348

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2011
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$38,416	22,210	5,616	66,242	2,480	68,722
Provision charged to operations	9,571	10,786	7,011	27,368	1,532	28,900
Recoveries of loans previously charged off	216	1,019	547	1,782	—	1,782
Loans charged off	(8,760)	(8,634)	(7,659)	(25,053)	—	(25,053)

Balance at end of period	$39,443	25,381	5,515	70,339	4,012	74,351

Impaired loans receivable by class are summarized as follows (in thousands):

	At December 31, 2012					At December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$7,241	5,309	—	5,395	155	$3,341	2,793	—	3,285	51
Commercial	17,656	14,104	—	16,579	82	8,432	7,521	—	7,915	146
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,896	—	9,738	—	11,410	11,018	—	11,254	258

Total	34,707	28,309	—	31,712	237	23,183	21,332	—	22,454	455
Commercial loans	7,252	6,117	—	7,064	53	4,982	4,651	—	6,222	259
Consumer loans	84	58	—	71	2	—	—	—	—	—

Total loans	$42,043	34,484	—	38,847	292	$28,165	25,983	—	28,676	714

Loans with an allowance recorded
Mortgage loans:
Residential	$14,139	13,133	1,805	13,206	378	$7,681	7,442	1,056	7,644	187
Commercial	37,739	37,083	3,367	37,490	990	47,531	47,501	4,304	48,102	1,067
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—

Total	51,878	50,216	5,172	50,696	1,368	55,212	54,943	5,360	55,746	1,254
Commercial loans	24,545	23,690	1,949	24,777	689	26,504	22,323	3,966	23,637	37
Consumer loans	1,277	1,240	90	1,291	46	—	—	—	—	—

Total loans	$77,700	75,146	7,211	76,764	2,103	$81,716	77,266	9,326	79,383	1,291

Total
Mortgage loans:
Residential	$21,380	18,442	1,805	18,601	533	$11,022	10,235	1,056	10,929	238
Commercial	55,395	51,187	3,367	54,069	1,072	55,963	55,022	4,304	56,017	1,213
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,896	—	9,738	—	11,410	11,018	—	11,254	258

Total	86,585	78,525	5,172	82,408	1,605	78,395	76,275	5,360	78,200	1,709
Commercial loans	31,797	29,807	1,949	31,841	742	31,486	26,974	3,966	29,859	296
Consumer loans	1,361	1,298	90	1,362	48	—	—	—	—	—

Total loans	$119,743	109,630	7,211	115,611	2,395	$109,881	103,249	9,326	108,059	2,005

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

At December 31, 2012, impaired loans consisted of 108 residential, commercial and commercial mortgage loans totaling $109,630,000, of which 14 loans totaling $25,674,000, were included in nonaccrual loans. At December 31, 2011, impaired loans consisted of 65 residential, commercial and commercial mortgage loans totaling $103,249,000, of which 10 loans totaling $24,262,000, were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $7,211,000 and $9,326,000 at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, impaired loans for which there was no related allowance for loan losses totaled $34,484,000 and $25,983,000, respectively. The average balances of impaired loans during the years ended December 31, 2012, 2011 and 2010 were $115,611,000, $108,059,000 and $42,654,000, respectively.

In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $601,914,000 and $497,219,000, at December 31, 2012 and 2011, respectively, and undisbursed home equity and personal credit lines of $267,078,000 and $273,170,000, at December 31, 2012 and 2011, respectively), exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At December 31, 2012
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$11,986	14,816	—	—	26,802	17,076	1,808	45,686
Substandard	29,293	79,235	412	13,642	122,582	54,200	5,666	182,448
Doubtful	—	—	—	—	—	464	—	464
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	41,279	94,051	412	13,642	149,384	71,740	7,474	228,598
Acceptable/watch	1,223,736	1,255,899	723,546	106,491	3,309,672	794,655	571,692	4,676,019

Total outstanding loans	$1,265,015	1,349,950	723,958	120,133	3,459,056	866,395	579,166	4,904,617

	At December 31, 2011
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$7,980	27,773	12,193	10,699	58,645	14,498	1,908	75,051
Substandard	40,386	82,428	8,534	18,643	149,991	73,793	8,533	232,317
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	48,366	110,201	20,727	29,342	208,636	88,291	10,441	307,368
Acceptable/watch	1,260,269	1,143,341	543,420	85,475	3,032,505	760,718	550,529	4,343,752

Total outstanding loans	$1,308,635	1,253,542	564,147	114,817	3,241,141	849,009	560,970	4,651,120

(7) Banking Premises and Equipment

A summary of banking premises and equipment at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Land	$13,961	14,073
Banking premises	61,092	58,699
Furniture, fixtures and equipment	43,314	45,431
Leasehold improvements	26,791	26,759
Construction in progress	3,427	2,973

	148,585	147,935
Less accumulated depreciation and amortization	82,465	81,675

	$66,120	66,260

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 amounted to $6,929,000, $6,698,000, and $6,917,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(8) Intangible Assets

Intangible assets at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Goodwill	$352,609	353,277
Core deposit premiums	2,061	3,759
Customer relationship intangible	1,898	2,265
Mortgage servicing rights	1,339	1,413

	$357,907	360,714

Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Core deposit premiums	$1,698	2,550	3,552
Customer relationship intangible	367	158	—
Mortgage servicing rights	401	322	279

	$2,466	3,030	3,831

Scheduled amortization of core deposit and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2013	$1,224
2014	929
2015	662
2016	318
2017	205

(9) Deposits

Deposits at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	Weighted average interest rate	2011	Weighted average interest rate
Savings deposits	$914,787	0.15%	$891,742	0.22%
Money market accounts	1,357,046	0.27	1,319,392	0.35
NOW accounts	1,334,813	0.35	1,120,985	0.64
Non-interest bearing deposits	864,152	—	695,752	—
Certificates of deposit	957,473	1.23	1,128,726	1.43

	$5,428,271		$5,156,597

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Scheduled maturities of certificates of deposit accounts at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Within one year	$624,461	755,141
One to three years	250,325	253,158
Three to five years	81,510	119,506
Five years and thereafter	1,177	921

	$957,473	1,128,726

Interest expense on deposits for the years ended December 31, 2012, 2011 and 2010 is summarized as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Savings deposits	$1,449	2,971	4,061
NOW and money market accounts	10,292	15,168	18,369
Certificates of deposits	13,607	18,413	25,275

	$25,348	36,552	47,705

(10) Borrowed Funds

Borrowed funds at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Securities sold under repurchase agreements	$295,616	361,833
FHLB line of credit	—	30,000
FHLB advances	507,648	518,347
Federal funds purchased	—	10,000

	$803,264	920,180

FHLB advances are at fixed rates and mature between February 2013 and November 2018. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.

Scheduled maturities of FHLB advances at December 31, 2012 are as follows (in thousands):

2012
Due in one year or less	$32,515
Due after one year through two years	132,770
Due after two years through three years	179,299
Due after three years through four years	102,850
Due after four years through five years	60,000
Thereafter	214

$507,648

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Scheduled maturities of securities sold under repurchase agreements at December 31, 2012 are as follows (in thousands):

2012
Due in one year or less	$125,616
Due after one year through two years	—
Due after two years through three years	15,000
Due after three years through four years	75,000
Due after four years through five years	25,000
Thereafter	55,000

$295,616

The following tables set forth certain information as to Borrowed Funds for the years ended December 31, 2012 and 2011 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2012:
Securities sold under repurchase agreements	$357,164	319,031	2.04%
FHLB line of credit	178,000	29,004	0.39
FHLB advances	518,215	516,440	2.51
Federal funds purchased	—	253	1.00
2011:
Securities sold under repurchase agreements	$366,460	338,839	2.18%
FHLB line of credit	64,000	9,918	0.47
FHLB advances	585,234	560,420	2.81
Federal funds purchased	10,000	353	0.50

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements.

(11) Benefit Plans

Pension and Post-retirement Benefits

The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2012, management believes that no contributions will be made to the pension plan in 2013.

In addition to pension benefits, certain healthcare and life insurance benefits are currently made available to certain of the Bank’s retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2003,

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2012	2011	2010	2012	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$28,277	21,210	18,942	23,327	17,556	16,503
Service cost	—	—	—	252	177	133
Interest cost	1,287	1,252	1,137	1,043	1,020	924
Actuarial loss (gain)	779	1,924	337	231	1,348	(771)
Benefits paid	(891)	(822)	(686)	(634)	(662)	(458)
Change in actuarial assumptions	2,737	4,713	1,480	897	3,888	1,225

Benefit obligation at end of year	$32,189	28,277	21,210	25,116	23,327	17,556

Change in plan assets:
Fair value of plan assets at beginning of year	$32,666	28,416	21,935	—	—	—
Actual return on plan assets	4,184	218	2,083	—	—	—
Employer contributions	4,113	4,854	5,084	634	662	458
Benefits paid	(891)	(822)	(686)	(634)	(662)	(458)

Fair value of plan assets at end of year	$40,072	32,666	28,416	—	—	—

Funded status at end of year	$7,883	4,389	7,206	(25,116)	(23,327)	(17,556)

The prepaid pension benefits of $7.9 million and the unfunded post-retirement healthcare and life insurance benefits of $25.1 million at December 31, 2012 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.

The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2012 and 2011 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2012	2011	2012	2011
Unrecognized prior service cost	$—	—	(9)	(13)
Unrecognized net actuarial gain	15,871	15,371	(434)	(1,550)

Total accumulated other comprehensive loss (gain)	$15,871	15,371	(443)	(1,563)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Net periodic benefit cost (increase) for the years ending December 31, 2012, 2011 and 2010, included the following components (in thousands):

	Pension			Post-retirement
	2012	2011	2010	2012	2011	2010
Service cost	$—	—	—	252	177	133
Interest cost	1,287	1,252	1,137	1,043	1,020	924
Return on plan assets	(2,578)	(2,244)	(2,083)	—	—	—
Amortization of:
Net gain (loss)	1,428	721	830	12	(454)	(801)
Unrecognized prior service cost	—	—	—	(4)	(4)	(4)
Unrecognized remaining assets	—	—	—	—	—	—

Net periodic benefit cost (increase)	$137	(271)	(116)	1,303	739	252

The weighted average actuarial assumptions used in the plan determinations at December 31, 2012, 2011 and 2010 were as follows:

	Pension			Post-retirement
	2012	2011	2010	2012	2011	2010
Discount rate	4.00%	4.50%	5.50%	4.00%	4.50%	5.50%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.50	7.00	7.50

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 4.00% was selected for the December 31, 2012 measurement date and the 2012 expense calculation.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2012 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$260	(200)
Effect on post-retirement benefits obligation	4,120	(3,280)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2013	$932,000	$787,000
2014	977,000	809,000
2015	1,003,000	831,000
2016	1,065,000	863,000
2017	1,112,000	905,000

The weighted-average asset allocation of pension plan assets at December 31, 2012 and 2011 were as follows:

Asset Category	2012	2011
Domestic equities	44%	46%
Foreign equities	14%	14%
Fixed income	40%	40%
Real estate	2%	0%
Cash	0%	0%

Total	100%	100%

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2012 and 2011, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$182	—	182	—
Mutual funds:
Fixed income	8,307	8,307	—	—
International equity	5,599	5,599	—	—
Large U.S. equity	1,569	1,569	—	—
Small/Mid U.S. equity	1,609	1,609	—	—

Total mutual funds	17,084	17,084	—	—
Pooled separate accounts:
Fixed income	7,756	—	7,756	—
Large U.S. equity	12,652	—	12,652	—
Small/Mid U.S. equity	2,398	—	2,398	—

Total pooled separate accounts	22,806	—	22,806	—

Total investments	$40,072	17,084	22,988	—

	Fair value measurements at December 31, 2011
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$195	—	195	—
Mutual funds:
Fixed income	6,793	6,793	—	—
International equity	4,543	4,543	—	—
Large U.S. equity	1,288	1,288	—	—
Small/Mid U.S. equity	1,296	1,296	—	—

Total mutual funds	13,920	13,920	—	—
Pooled separate accounts:				—
Fixed income	6,302	—	6,302	—
Large U.S. equity	10,313	—	10,313	—
Small/Mid U.S. equity	1,936	—	1,936	—

Total pooled separate accounts	18,551	—	18,551	—

Total investments	$32,666	13,920	18,746	—

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third party investment manager.

401(k) Plan

The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2012, 2011 and 2010, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2012, 2011 and 2010 were $601,000, $511,000 and $493,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Supplemental Executive Retirement Plan

The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $169,000, $173,000 and $173,000 for the years 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, $2,190,000 and $2,165,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. A decrease of $49,000, an increase of $117,000, and a decrease of $9,000, net of tax, were recorded in other comprehensive income for 2012, 2011 and 2010, respectively, in connection with this supplemental retirement plan.

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

The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, $195,000 and $211,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. An increase of $3,000, an increase of $13,000, and a decrease of $14,000, net of tax, were recorded in other comprehensive income for 2012, 2011 and 2010, respectively, in connection with this plan.

The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2012, was $59.8 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

For the ESOP years ending December 31, 2012 and 2011, 197,653 shares and 183,024 shares were released, respectively. Unallocated ESOP shares held in suspense totaled 3,048,623 at December 31, 2012, and had a fair value of $45.5 million. ESOP compensation expense for the years ended December 31, 2012, 2011 and 2010 was $2,030,000, $1,926,000 and $1,840,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2012, 2011 and 2010 was $7,500, $6,000 and $5,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on US Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2012, 2011and 2010 was $28,000, $24,000 and $17,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.

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

Stock Awards

As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $3,658,000, $3,169,000 and $2,422,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2012	2011	2010
Outstanding at beginning of year	904,411	728,015	549,693
Granted	407,309	340,206	321,668
Forfeited	(220,590)	(11,866)	(16,909)
Vested	(210,448)	(151,944)	(126,437)

Outstanding at the end of year	880,682	904,411	728,015

As of December 31, 2012, unrecognized compensation cost relating to unvested restricted stock totaled $3.2 million. This amount will be recognized over a remaining weighted average period of 1.6 years.

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

A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2012		2011		2010
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,248,898	$17.37	4,178,764	$17.42	4,101,499	$17.81
Granted	93,802	14.86	83,422	14.50	213,782	10.34
Exercised	(2,000)	12.54	(500)	12.54	(4,174)	12.45
Forfeited	(109,655)	10.41	(2,847)	12.65	(3,047)	13.26
Expired	(65,308)	18.32	(9,941)	15.85	(129,296)	18.51

Outstanding at the end of year	4,165,737	$17.49	4,248,898	$17.37	4,178,764	$17.42

The total fair value of options vesting during 2012, 2011 and 2010 was $551,000, $590,000 and $636,000, respectively.

Compensation expense of approximately $223,000, $110,000 and $66,000 is projected for 2013, 2014 and 2015, respectively, on stock options outstanding at December 31, 2012.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$10.27-15.14	662,117	6.9 years	$12.08	220,676	$11.95
$17.43-19.22	3,503,620	1.0 years	$18.49	3,503,620	$18.49

The stock options outstanding and stock options exercisable at December 31, 2012 have an aggregate intrinsic value of $1,881,000 and $659,000, respectively.

The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.

Compensation expense related to the Company’s stock option plan totaled $452,000, $751,000 and $826,000 for 2012, 2011 and 2010, respectively.

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

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2012	2011	2010
Expected dividend yield	3.26%	3.03%	4.26%
Expected volatility	32.51%	32.20%	40.78%
Risk-free interest rate	0.86%	2.16%	2.40%
Expected option life	8 years	8 years	8 years

The weighted average fair value of options granted during 2012, 2011 and 2010 was $3.37, $3.74 and $2.91 per option, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(12) Income Taxes

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$29,813	23,423	20,124
State	176	181	179

Total current	29,989	23,604	20,303

Deferred:
Federal	(3,208)	(2,203)	(3,299)
State	2,074	(1,559)	(440)

Total deferred	(1,134)	(3,762)	(3,739)

	$28,855	19,842	16,564

The Bank recorded, in accumulated other comprehensive income, deferred tax (benefit) expense of ($587,000), $2,065,000 and $5,751,000 during 2012, 2011 and 2010, respectively, to reflect the tax effect of the unrealized gain on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax benefit of $694,000, $5,666,000 and $900,000 in 2012, 2011 and 2010, respectively, related to the amortization of post-retirement obligations.

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Tax expense at statutory rate of 35%	$33,643	27,015	23,195
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	1,462	(896)	(170)
Tax-exempt interest income	(3,937)	(3,821)	(3,811)
Change in valuation reserve	—	—	—
Bank-owned life insurance	(1,847)	(1,835)	(2,082)
Other, net	(466)	(621)	(568)

	$28,855	19,842	16,564

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$28,165	30,100
Post-retirement benefit	10,442	10,168
Deferred compensation	3,024	3,010
Intangibles	645	769
Depreciation	881	388
SERP	930	885
ESOP	3,130	2,990
Stock-based compensation	8,275	7,449
Non-accrual interest	8,818	6,679
State AMA	88	849
State NOL	237	715
Pension liability adjustments	6,406	5,711
Other	3,894	2,604

Total gross deferred tax assets	74,935	72,317
Valuation Reserve	(242)	(246)

Deferred tax liabilities:
Pension expense	9,704	8,080
Deferred loan costs	3,354	3,344
Investment securities, principally due to accretion of discounts	225	264
Purchase accounting adjustments	45	802
Originated mortgage servicing rights	506	553
Unrealized gain on securities	11,712	12,300

Total gross deferred tax liabilities	25,546	25,343

Net deferred tax asset	$49,147	46,728

Retained earnings at December 31, 2012 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2012, the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.

At December 31, 2012, the Company had a valuation allowance of $242,000 related to approximately $648,000 of capital loss carryforwards. The valuation allowance was reduced in the current year due to the expiration of capital loss carryforwards of approximately $68,000. Also, the Company has state operating loss carryforwards in the amount of $14,346,000 which are scheduled to expire in 2029. In 2011, the Company recorded deferred tax assets of $2,209,658 from the acquisition of Beacon Trust. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2012 and 2011.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files a separate state income tax return. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2009.

(13) Lease Commitments

The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2012, are summarized as follows (in thousands):

Year ending December 31,:
2013	$6,236
2014	5,966
2015	5,456
2016	5,499
2017	4,711
Thereafter	20,267

$48,136

Rental expense was $7,115,000, $6,315,000 and $4,516,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

(15) Regulatory Capital Requirements

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2012 and 2011, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Under its prompt corrective action regulations, the FDIC is required to

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00%; a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

As of December 31, 2012 and 2011, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2012 and 2011, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

The following is a summary of the Company’s actual capital amounts and ratios as of December 31, 2012 and 2011, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Leverage (Tier 1)	$617,145	8.93%	$276,517	4.00%	$345,646	5.00%
Risk-based capital:
Tier 1	617,145	12.68	194,722	4.00	292,083	6.00
Total	678,113	13.93	389,444	8.00	486,806	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Leverage (Tier 1)	$583,770	8.74%	$267,308	4.00%	$334,135	5.00%
Risk-based capital:
Tier 1	583,770	12.80	182,477	4.00	273,175	6.00
Total	641,008	14.05	364,953	8.00	456,191	10.00

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Leverage (Tier 1)	$539,478	7.80%	$276,517	4.00%	$345,646	5.00%
Risk-based capital:
Tier 1	539,478	11.08	194,730	4.00	292,095	6.00
Total	600,448	12.33	389,459	8.00	486,824	10.00

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Leverage (Tier 1)	$496,139	7.42%	$267,319	4.00%	$334,149	5.00%
Risk-based capital:
Tier 1	496,139	10.88	182,481	4.00	273,722	6.00
Total	553,378	12.13	364,962	8.00	456,203	10.00

(16) Fair Value Measurements

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

Assets Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2012 and December 31, 2011.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2012 and 2011.

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

There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2012 and 2011.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2012 and 2011, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$91,017	91,017	—	—
Mortgage-backed securities	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	—	10,316	—
Equities	344	344	—	—

	$1,264,002	$91,361	1,172,641	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$43,251	—	—	43,251
Foreclosed assets	12,473	—	—	12,473

	$55,724	—	—	55,724

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2012 and December 31, 2011. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,823	103,823	103,823	—	—
Securities available for sale:
Agency obligations	91,017	91,017	91,017	—	—
Mortgage-backed securities	1,162,325	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	10,316	—	10,316	—
Equity securities	344	344	344	—	—

Total securities available for sale	$1,264,002	1,264,002	91,361	1,172,641	—

Investment securities held to maturity:
Agency obligations	$4,705	4,739	4,739	—	—
Mortgage-backed securities	11,123	11,583	—	11,583	—
State and municipal obligations	336,078	350,825	—	350,825	—
Corporate obligations	7,558	7,769	—	7,769	—

Total securities held to maturity	$359,464	374,916	4,739	370,177	—
FHLB-NY stock	37,543	37,543	37,543	—	—
Loans, net of allowance for loan losses	4,834,351	5,025,700	—	—	5,025,700

Financial liabilities:
Deposits other than certificates of deposits	$4,470,798	4,470,483	4,470,483	—	—
Certificates of deposit	957,473	968,668	—	968,668	—

	5,428,271	5,439,151	4,470,483	968,668	—
Borrowings	$803,264	834,244	—	834,244	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

		Fair Value Measurements at December 31, 2011 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$69,632	69,632	69,632	—	—
Securities available for sale:
Agency obligations	105,558	105,558	105,558	—	—
Mortgage-backed securities	1,251,003	1,251,003	—	1,251,003	—
State and municipal obligations	11,614	11,614	—	11,614	—
Corporate obligations	7,636	7,636	—	7,636	—
Equity securities	308	308	308	—	—

Total securities available for sale	$1,376,119	1,376,119	105,866	1,270,253	—
Investment securities held to maturity:
Agency obligations	$3,647	3,683	3,683	—	—
Mortgage-backed securities	22,321	23,180	—	23,180	—
State and municipal obligations	314,108	330,902	—	330,902	—
Corporate obligations	8,242	8,531	—	8,531	—

Total securities held to maturity	$348,318	366,296	3,683	326,613	—
FHLB-NY stock	38,927	38,927	38,927	—	—
Loans, net of allowance for loan losses	4,579,158	4,804,036	—	—	4,804,036
Financial liabilities:
Deposits other than certificates of deposits	$4,027,871	4,027,871	4,027,871	—	—
Certificates of deposit	1,128,726	1,143,213	—	1,143,213	—

Total deposits	$5,156,597	5,171,084	4,027,871	1,143,213
Borrowings	$920,180	955,037	—	955,037	—

(17) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2012 and 2011.

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$66,880	$66,019	$64,757	$64,603
Interest expense	12,043	11,441	11,042	10,396

Net interest income	54,837	54,578	53,715	54,207
Provision for loan losses	5,000	3,500	3,500	4,000

Net interest income after provision for loan losses	49,837	51,078	50,215	50,207
Non-interest income	12,728	9,343	9,790	11,752
Non-interest expense	36,791	37,756	36,896	37,385

Income before income tax expense	25,774	22,665	23,109	24,574
Income tax expense	7,346	6,662	6,955	7,892

Net income	$18,428	$16,003	$16,154	$16,682

Basic earnings per share	$0.32	$0.28	$0.28	$0.29
Diluted earnings per share	$0.32	$0.28	$0.28	$0.29

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$69,487	$69,811	$69,157	$67,264
Interest expense	16,040	15,635	14,701	13,353

Net interest income	53,447	54,176	54,456	53,911
Provision for loan losses	7,900	7,500	7,500	6,000

Net interest income after provision for loan losses	45,547	46,676	46,956	47,911
Non-interest income	7,172	8,043	8,650	8,677
Non-interest expense	35,351	35,933	34,953	36,209

Income before income tax expense	17,368	18,786	20,653	20,379
Income tax expense	4,437	4,809	5,087	5,509

Net income	$12,931	$13,977	$15,566	$14,870

Basic earnings per share	$0.23	$0.25	$0.27	$0.26
Diluted earnings per share	$0.23	$0.25	$0.27	$0.26

(18) Earnings Per Share

The following is a reconciliation of the outstanding shares used in the basic and diluted earnings (loss) per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2012	2011	2010
Net income	$67,267	$57,344	$49,705

Basic weighted average common shares outstanding	57,145,868	56,856,083	56,572,040
Plus:
Dilutive shares	53,936	12,441	—

Diluted weighted average common shares outstanding	57,199,804	56,868,524	56,572,040

Earnings (loss) per share:
Basic	$1.18	$1.01	$0.88
Diluted	$1.18	$1.01	$0.88

Anti-dilutive stock options and awards totaling 3,891,443 and 3,739,767 shares at December 31, 2012 and 2011, respectively, were excluded from the earnings per share calculations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(19) Parent-only Financial Information

The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Financial Condition

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$6,663	$9,374
Securities available for sale, at fair value	344	308
Investment in subsidiary	903,579	864,846
Due from subsidiary—SAP	12,083	16,260
ESOP loan	59,750	62,785
Other assets	49	58

Total assets	$982,468	$953,631

Liabilities and Stockholders’ Equity
Other liabilities	1,222	1,154
Total stockholders’ equity	981,246	952,477

Total liabilities and stockholders’ equity	$982,468	$953,631

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Operations

(Dollars in Thousands)

	For the Year Ended December 31,
	2012	2011	2010
Dividends from subsidiary	$40,729	$26,900	$13,600
Interest income	2,696	2,615	2,710
Investment gain	9	3	100

Total income	43,434	29,518	16,410

Non-interest expense	882	1,010	760

Total expense	882	1,010	760

Income before income tax expense	42,552	28,508	15,650
Income tax expense	688	579	1,553

Income before undistributed net income of subsidiary	41,864	27,929	14,097
Equity in undistributed net income of subsidiary (dividends in excess of earnings)	25,403	29,415	35,608

Net income	$67,267	$57,344	$49,705

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

PROVIDENT FINANCIAL SERVICES, INC.

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$67,267	$57,344	$49,705
Adjustments to reconcile net income to net cash provided by operating activities
Dividends in excess of earnings (equity in undistributed net income) of subsidiary	(25,403)	(29,415)	(35,608)
ESOP allocation	2,030	2,467	1,840
SAP allocation	3,658	3,198	2,422
Stock option allocation	452	719	826
Decrease in due from subsidiary—SAP	4,177	3,016	2,509
Increase in other assets	(13,960)	(8,039)	(1,373)
Increase in other liabilities	68	77	1,077

Net cash provided by operating activities	38,289	29,367	21,398

Cash flows from investing activities:
Purchases of available for sale securities	—	(308)	—
Net decrease in ESOP loan	3,035	2,578	2,388

Net cash provided by investing activities	3,035	2,270	2,388

Cash flows from financing activities:
Purchases of treasury stock	(9,424)	(4,139)	(193)
Cash dividends paid	(40,729)	(26,805)	(24,984)
Shares issued dividend reinvestment plan	6,090	3,180	—
Stock options exercised	28	9	51

Net cash used in financing activities	(44,035)	(27,755)	(25,126)

Net (decrease) increase in cash and cash equivalents	(2,711)	3,882	(1,340)
Cash and cash equivalents at beginning of period	9,374	5,492	6,832

Cash and cash equivalents at end of period	$6,663	$9,374	$5,492

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(20) Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012			2011			2010
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$3,060	(1,250)	1,810	$7,175	(2,931)	4,244	$17,738	(7,246)	10,492
Reclassification adjustment for gains included in net income	(4,497)	1,837	(2,660)	(708)	289	(419)	(715)	292	(423)

Total	(1,437)	587	(850)	6,467	(2,642)	3,825	17,023	(6,954)	10,069
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	—	(1,661)	678	(983)	(3,116)	1,272	(1,844)
Reclassification adjustment for impairment losses included in net income	—	—	—	302	(123)	179	170	(69)	101

Total	—	—	—	(1,359)	555	(804)	(2,946)	1,203	(1,743)
Amortization related to post retirement obligations	(1,699)	694	(1,005)	(13,870)	5,666	(8,204)	(2,203)	900	(1,303)

Total other comprehensive (loss) income	$(3,136)	1,281	(1,855)	$(8,762)	3,579	(5,183)	$11,874	(4,851)	7,023

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christopher Martin, the Company’s President and Chief Executive Officer, and Thomas M. Lyons, the Company’s Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This report appears on page 66.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “The Board of Directors”, “Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2013 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2013 and is incorporated herein by reference.

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

The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2013 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2012 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	4,165,737	$17.49	1,635,716	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,165,737	$17.49	1,635,716

(1)	Consists of outstanding stock options to purchase 4,165,737 shares of common stock granted under the Company’s stock-based compensation plans.
(2)	The weighted average exercise price reflects the exercise price of $18.57 per share for 2,970,500 stock options granted in 2003; an exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004; an exercise price of $18.03 for 41,000 stock options granted in 2005; an exercise price of $18.55 for 90,000 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 230,575 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007; an exercise price of $12.54 for 153,880 stock options granted in 2008; an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 205,739 stock options granted in 2009; an exercise price of $10.34 for 213,782 stock options granted in 2010; an exercise price of $14.50 for 83,422 stock options granted in 2011; and an exercise price of $14.86 for 93,802 stock options granted in 2012 under the Company’s stock-based compensation plans.
(3)	Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the caption “Corporate Governance Matters—“Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2013 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under “Proposal 3 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 25, 2013 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2

Form of Amended and Restated Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

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

10.18

Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.19	Omnibus Incentive Compensation Plan. (Filed as an exhibit to the Company’s December 31,2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.20	Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan.

10.21	Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Rainmonde dated as of February 21, 2013.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS (I)	XBRL Instance Document

101.SCH (I)	XBRL Taxonomy Extension Schema Document

101.CAL (I)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (I)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (I)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (I)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(b) The exhibits listed under (a) (3) above are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date: March 1, 2013	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2013	Date:	March 1, 2013

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 1, 2013

By:	/s/ THOMAS BERRY	By:	/s/ LAURA L. BROOKS
	Thomas Berry, Director		Laura L. Brooks, Director

Date:	March 1, 2013	Date:	March 1, 2013

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	March 1, 2013	Date:	March 1, 2013

By:	/s/ TERENCE GALLAGHER	By:	/s/ CARLOS HERNANDEZ
	Terence Gallagher, Director		Carlos Hernandez, Director

Date:	March 1, 2013	Date:	March 1, 2013

By:	/s/ THOMAS B. HOGAN JR.	By:	/s/ KATHARINE LAUD
	Thomas B. Hogan Jr., Director		Katharine Laud, Director

Date:	March 1, 2013	Date:	March 1, 2013

By:	/s/ EDWARD O’DONNELL	By:	/s/ JEFFRIES SHEIN
	Edward O’Donnell, Director		Jeffries Shein, Director

Date:	March 1, 2013	Date:	March 1, 2013

EXHIBIT INDEX

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)
10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.19

Omnibus Incentive Compensation Plan. (Filed as an exhibit to the Company’s December 31,2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.20	Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan.

10.21	Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Rainmonde dated as of February 21, 2013.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed
(1)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.