Form 10-Q
period 2013-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2013-05-10
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 2, 2013 there were 83,209,293 shares issued and 59,679,433 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 416,123 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2013 (Unaudited) and December 31, 2012

(Dollars in Thousands)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$63,495	$101,850
Short-term investments	1,212	1,973

Total cash and cash equivalents	64,707	103,823

Securities available for sale, at fair value	1,215,540	1,264,002
Investment securities held to maturity (fair value of $355,144 at March 31, 2013 (unaudited) and $374,916 at December 31, 2012)	342,696	359,464
Federal Home Loan Bank stock	40,675	37,543

Loans	4,910,355	4,904,699
Less allowance for loan losses	70,034	70,348

Net loans	4,840,321	4,834,351

Foreclosed assets, net	12,192	12,473
Banking premises and equipment, net	67,103	66,120
Accrued interest receivable	22,099	24,002
Intangible assets	357,477	357,907
Bank-owned life insurance	148,496	147,286
Other assets	75,469	76,724

Total assets	$7,186,775	$7,283,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,435,629	$3,556,011
Savings deposits	925,274	914,787
Certificates of deposit of $100,000 or more	304,917	324,901
Other time deposits	610,761	632,572

Total deposits	5,276,581	5,428,271
Mortgage escrow deposits	22,541	21,238
Borrowed funds	854,007	803,264
Other liabilities	43,201	49,676

Total liabilities	6,196,330	6,302,449

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,968,621 shares outstanding at March 31, 2013 and 59,937,955 outstanding at December 31, 2012	832	832
Additional paid-in capital	1,022,386	1,021,507
Retained earnings	399,291	389,549
Accumulated other comprehensive income	6,053	7,716
Treasury stock	(386,737)	(386,270)
Unallocated common stock held by the Employee Stock Ownership Plan	(51,380)	(52,088)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,275)	(7,298)
Deferred compensation – Directors’ Deferred Fee Plan	7,275	7,298

Total stockholders’ equity	990,445	981,246

Total liabilities and stockholders’ equity	$7,186,775	$7,283,695

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three months ended March 31, 2013 and 2012 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Interest income:
Real estate secured loans	$38,335	$38,959
Commercial loans	9,971	10,370
Consumer loans	5,957	6,289
Securities available for sale and Federal Home Loan Bank stock	6,192	8,332
Investment securities held to maturity	2,839	2,918
Deposits, Federal funds sold and other short-term investments	10	12

Total interest income	63,304	66,880

Interest expense:
Deposits	4,956	7,002
Borrowed funds	4,453	5,041

Total interest expense	9,409	12,043

Net interest income	53,895	54,837

Provision for loan losses	1,500	5,000

Net interest income after provision for loan losses	52,395	49,837

Non-interest income:
Fees	7,960	8,075
Bank-owned life insurance	1,210	1,362
Net gain on securities transactions	511	2,183
Other income	264	1,108

Total non-interest income	9,945	12,728

Non-interest expense:
Compensation and employee benefits	20,991	20,508
Net occupancy expense	5,206	5,026
Data processing expense	2,622	2,588
FDIC insurance	1,250	1,390
Amortization of intangibles	511	739
Advertising and promotion expense	746	685
Other operating expenses	5,620	5,855

Total non-interest expense	36,946	36,791

Income before income tax expense	25,394	25,774

Income tax expense	7,566	7,346

Net income	$17,828	$18,428

Basic earnings per share	$0.31	$0.32
Average basic shares outstanding	57,167,198	57,051,827

Diluted earnings per share	$0.31	$0.32
Average diluted shares outstanding	57,337,215	57,082,631

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2013 and 2012 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Net income	$17,828	$18,428
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(1,620)	1,424
Reclassification adjustment for (gains) losses included in net income	(302)	(1,291)

Total	(1,922)	133
Amortization related to post-retirement obligations	259	(388)

Total other comprehensive loss	(1,663)	(255)

Total comprehensive income	$16,165	$18,173

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2013 and 2012 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	18,428	—	—	—	—	—	18,428
Other comprehensive income, net of tax				(255)					(255)
Cash dividends declared	—	—	(7,330)	—	—	—	—	—	(7,330)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(1,938)	—	—	—	(1,938)
Shares issued dividend reinvestment plan	—	(746)	—	—	3,221				2,475
Allocation of ESOP shares	—	(115)	—	—	—	700	—	—	585
Allocation of SAP shares	—	944	—	—	—	—	—	—	944
Allocation of stock options	—	89	—	—	—	—	—	—	89

Balance at March 31, 2012	$832	$1,019,425	$374,109	$9,316	$(383,442)	$(54,765)	$(7,367)	$7,367	$965,475

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2013 and 2012 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	17,828	—	—	—	—	—	17,828
Other comprehensive income, net of tax				(1,663)					(1,663)
Cash dividends paid	—	—	(8,086)	—	—	—	—	—	(8,086)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(839)	—	—	—	(839)
Shares issued dividend reinvestment plan	—	(44)	—	—	345				301
Stock option exercises		(9)	—	—	27	—	—	—	18
Allocation of ESOP shares	—	(81)	—	—	—	708	—	—	627
Allocation of SAP shares	—	942	—	—	—	—	—	—	942
Allocation of stock options	—	71	—	—	—	—	—	—	71

Balance at March 31, 2013	$832	$1,022,386	$399,291	$6,053	$(386,737)	$(51,380)	$(7,275)	$7,275	$990,445

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three months ended March 31, 2013 and 2012 (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$17,828	$18,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,292	2,444
Provision for loan losses	1,500	5,000
Deferred tax expense	1,204	415
Increase in cash surrender value of Bank-owned life insurance	(1,210)	(1,362)
Net amortization of premiums and discounts on securities	3,838	3,713
Accretion of net deferred loan fees	(1,291)	(832)
Amortization of premiums on purchased loans, net	324	427
Net increase in loans originated for sale	(10,446)	(9,355)
Proceeds from sales of loans originated for sale	10,824	9,800
Proceeds from sales of foreclosed assets	2,639	3,657
ESOP expense	627	585
Allocation of stock award shares	916	944
Allocation of stock options	71	89
Net gain on sale of loans	(378)	(445)
Net gain on securities transactions	(511)	(2,183)
Net gain on sale of premises and equipment	—	42
Net loss (gain) on sale of foreclosed assets	214	(25)
Decrease in accrued interest receivable	1,903	1,952
(Increase) decrease in other assets	(5,026)	2,060
Decrease in other liabilities	(6,475)	(2,917)

Net cash provided by operating activities	18,843	32,437

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	31,731	29,134
Purchases of investment securities held to maturity	(15,789)	(32,662)
Proceeds from sales of securities	7,919	47,131
Proceeds from maturities and paydowns of securities available for sale	106,313	118,432
Purchases of securities available for sale	(71,352)	(190,565)
Purchases of loans	(2,797)	(19,088)
Net (increase) decrease in loans	(4,568)	8,930
Proceeds from sales of premises and equipment	—	71
Purchases of premises and equipment	(1,165)	(982)

Net cash provided by (used in) by investing activities	50,292	(39,599)

Cash flows from financing activities:
Net (decrease) increase in deposits	(151,690)	38,277
Increase in mortgage escrow deposits	1,303	2,415
Purchase of treasury stock	(839)	(1,938)
Cash dividends paid to stockholders	(8,086)	(7,330)
Shares issued dividend reinvestment plan	301	2,475
Stock options exercised	18	—
Proceeds from long-term borrowings	20,000	—
Payments on long-term borrowings	(20,406)	(397)
Net increase (decrease) in short-term borrowings	51,148	(26,717)

Net cash (used in) provided by financing activities	(108,251)	6,785

Net decrease in cash and cash equivalents	(39,116)	(377)
Cash and cash equivalents at beginning of period	103,823	69,632

Cash and cash equivalents at end of period	$64,707	$69,255

Cash paid during the period for:
Interest on deposits and borrowings	$9,508	$12,147

Income taxes	$5,002	$—

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$2,676	$5,270

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for all of 2013.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2012 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended March 31,
	2013			2012
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$17,828			$18,428

Basic earnings per share:
Income available to common stockholders	$17,828	57,167,198	$0.31	$18,428	57,051,827	$0.32

Dilutive shares		170,017			30,804

Diluted earnings per share:
Income available to common stockholders	$17,828	57,337,215	$0.31	$18,428	57,082,631	$0.32

Anti-dilutive stock options and awards totaling 3,857,542 shares at March 31, 2013, were excluded from the earnings per share calculations.

Note 2. Investment Securities

At March 31, 2013, the Company had $1.22 billion and $342.7 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of March 31, 2013 totaled 107, compared with 65 at December 31, 2012. This included 2 private label mortgage-backed securities at March 31, 2013, with an amortized cost of $639,000 and unrealized losses totaling $2,000. One of these private label mortgage-backed securities was below investment grade at March 31, 2013. All securities with unrealized losses at March 31, 2013 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at March 31, 2013.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$85,245	504	—	85,749
Mortgage-backed securities	1,095,139	25,373	(851)	1,119,661
State and municipal obligations	9,428	342	—	9,770
Equity securities	307	53	—	360

	$1,190,119	26,272	(851)	1,215,540

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$90,443	574		91,017
Mortgage-backed securities	1,134,647	27,934	(256)	1,162,325
State and municipal obligations	9,933	384	(1)	10,316
Equity securities	307	37	—	344

	$1,235,330	28,929	(257)	1,264,002

The amortized cost and fair value of securities available for sale at March 31, 2013, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2013
	Amortized Cost	Fair value
Due in one year or less	$32,688	32,769
Due after one year through five years	61,570	62,305
Due after five years through ten years	415	445
Mortgage-backed securities	1,095,139	1,119,661
Equity securities	307	360

	$1,190,119	1,215,540

Proceeds from the sale of securities available for sale for the three months ended March 31, 2013, were $7,395,000 resulting in gross gains of $481,000 and no gross losses. For the three months ended March 31, 2012, proceeds from the sale of securities available for sale were $47,131,000, resulting in gross gains of $2,160,000 and no gross losses.

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

	Three months ended March 31,
	2013	2012
Beginning credit loss amount	$1,240	1,240
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—

Ending credit loss amount	$1,240	1,240

The Company did not incur an OTTI charge on securities for the three months ended March 31, 2013 or 2012, respectively.

The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$195,722	(847)	4,164	(4)	199,886	(851)

	$195,722	(847)	4,164	(4)	199,886	(851)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$59,521	(205)	11,012	(51)	70,533	(256)
State and municipal obligations	—	—	503	(1)	503	(1)

	$59,521	(205)	11,515	(52)	71,036	(257)

The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2013, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of March 31, 2013 totaled 16, compared with 9 at December 31, 2012. There were 2 private label mortgage-backed securities in an unrealized loss position at March 31, 2013, with an amortized cost of $639,000 and unrealized losses totaling $2,000. One of these private label mortgage-backed securities was below investment grade at March 31, 2013.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2013. The Company concluded that no other-than-temporary impairment of the securities available for sale portfolio existed at March 31, 2013.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$5,105	28	—	5,133
Mortgage-backed securities	9,230	414	—	9,644
State and municipal obligations	318,591	13,130	(1,280)	330,441
Corporate obligations	9,770	161	(5)	9,926

	$342,696	13,733	(1,285)	355,144

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,705	34	—	4,739
Mortgage-backed securities	11,123	460	—	11,583
State and municipal obligations	336,078	15,332	(585)	350,825
Corporate obligations	7,558	211	—	7,769

	$359,464	16,037	(585)	374,916

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three months ended March 31, 2013, the Company recognized gross gains of $13,000 and gross losses of 2,000, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $9,209,000. In addition, the Company recognized gross gains of $19,000 and no gross losses related to sales on certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers. For the three months ended March 31, 2012, the Company recognized gains of $23,000 related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $2,731,000. There were no sales of securities for the three months ended March 31, 2012.

The amortized cost and fair value of investment securities at March 31, 2013 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2013
	Amortized cost	Fair value
Due in one year or less	$27,041	27,282
Due after one year through five years	74,978	76,840
Due after five years through ten years	94,116	100,235
Due after ten years	137,331	141,143
Mortgage-backed securities	9,230	9,644

	$342,696	355,144

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$49,808	(1,257)	1,078	(23)	50,886	(1,280)
Corporate obligations	1,942	(5)	—	—	1,942	(5)

	$52,250	(1,262)	1,078	(23)	53,328	(1,285)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$30,992	(585)	—	—	30,992	(585)

	$30,992	(585)	—	—	30,992	(585)

Based upon the review of the held to maturity securities portfolio, the Company believes that as of March 31, 2013, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position as of March 31, 2013 totaled 91, compared with 56 at December 31, 2012. All temporarily impaired investment securities were investment grade at March 31, 2013.

Note 3. Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans:
Residential	$1,234,173	1,265,015
Commercial	1,349,565	1,349,950
Multi-family	743,356	723,958
Construction	135,611	120,133

Total mortgage loans	3,462,705	3,459,056
Commercial loans	874,880	866,395
Consumer loans	573,784	579,166

Total gross loans	4,911,369	4,904,617
Premiums on purchased loans	4,683	4,964
Unearned discounts	(73)	(78)
Net deferred fees	(5,624)	(4,804)

	$4,910,355	4,904,699

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At March 31, 2013
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$14,404	6,043	31,634	52,081	1,182,092	1,234,173	—
Commercial	7,913	—	29,543	37,456	1,312,109	1,349,565	—
Multi-family	—	—	412	412	742,944	743,356	—
Construction	—	—	8,786	8,786	126,825	135,611	—

Total mortgage loans	22,317	6,043	70,375	98,735	3,363,970	3,462,705	—
Commercial loans	4,256	113	23,586	27,955	846,925	874,880	—
Consumer loans	2,981	1,423	5,098	9,502	564,282	573,784	—

Total loans	$29,554	7,579	99,059	136,192	4,775,177	4,911,369	—

	At December 31, 2012
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$15,752	11,986	29,293	57,031	1,207,984	1,265,015	—
Commercial	535	12,194	29,072	41,801	1,308,149	1,349,950	—
Multi-family	—	—	412	412	723,546	723,958	—
Construction	—	—	8,896	8,896	111,237	120,133	—

Total mortgage loans	16,287	24,180	67,673	108,140	3,350,916	3,459,056	—
Commercial loans	1,840	70	25,467	27,377	839,018	866,395	—
Consumer loans	4,144	1,808	5,850	11,802	567,364	579,166	—

Total loans	$22,271	26,058	98,990	147,319	4,757,298	4,904,617	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $99.1 million and $99.0 million at March 31, 2013 and December 31, 2012, respectively. Included in non-accrual loans were $30.8 million and $33.0 million of loans which were less than 90 days past due at March 31, 2013 and December 31, 2012, respectively. There were no loans ninety days or greater past due and still accruing interest at March 31, 2013, or December 31, 2012.

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

A specific allocation of the allowance for loan losses is established for each collateral dependent impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each fiscal quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses as a result of this the process.

At March 31, 2013, there were 126 impaired loans totaling $112.0 million. Included in this total were 96 TDRs related to 86 borrowers totaling $59.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2013. At December 31, 2012, there were 108 impaired loans totaling $109.6 million. Included in this total were 80 TDRs to 70 borrowers totaling $58.4 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2012.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At March 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$81,301	29,212	1,524	112,037
Collectively evaluated for impairment	3,381,404	845,668	572,260	4,799,332

Total	$3,462,705	874,880	573,784	4,911,369

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$78,525	29,807	1,298	109,630
Collectively evaluated for impairment	3,380,531	836,588	577,868	4,794,987

Total	$3,459,056	866,395	579,166	4,904,617

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At March 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,353	1,161	106	6,620	—	6,620
Collectively evaluated for impairment	31,040	22,340	4,715	58,095	5,319	63,414

Total	$36,393	23,501	4,821	64,715	5,319	70,034

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,172	1,949	90	7,211	—	7,211
Collectively evaluated for impairment	32,790	18,366	5,134	56,290	6,847	63,137

	$37,962	20,315	5,224	63,501	6,847	70,348

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

The following tables present the number of loans modified as TDRs during the three months ended March 31, 2013 and 2012 and their balances immediately prior to the modification date and post-modification as of March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	15	$2,802	2,882
Commercial	1	329	308

Total mortgage loans	16	3,131	3,190
Consumer loans	3	240	244

Total restructured loans	19	$3,371	3,434

	Three Months Ended March 31, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	5	$1,173	1,008

Total mortgage loans	5	1,173	1,008
Commercial loans	3	10,261	10,261
Consumer loans	1	54	54

Total restructured loans	9	$11,488	11,323

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three months ended March 31, 2013 and 2012 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three months ended March 31, 2013 and 2012. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $380,000 and $746,000 at March 31, 2013 and 2012, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.

The TDRs presented in the preceding tables had weighted average modified interest rates of 4.30%, and 5.45%, compared to weighted average rates of 5.90% and 6.45% prior to modification for the three months ended March 31, 2013 and 2012, respectively.

The following table presents loans modified as TDRs within the previous 12 months from March 31, 2013 and 2012, and for which there was a payment default (90 days or more past due) during the three months ended March 31, 2013 and 2012.

	For the three months ended
	March 31, 2013		March 31, 2012
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	1	$1,785	4	$791

Total mortgage loans	1	1,785	4	791
Consumer loans	—	—	1	44

Total restructured loans	1	$1,785	5	$835

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

Three Months Ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2013
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	(823)	3,853	(2)	3,028	(1,528)	1,500
Recoveries of loans previously charged off	229	113	243	585	—	585
Loans charged off	(975)	(780)	(644)	(2,399)	—	(2,399)

Balance at end of period	$36,393	23,501	4,821	64,715	5,319	70,034

2012
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	(618)	(1,037)	1,099	(556)	5,556	5,000
Recoveries of loans previously charged off	41	197	245	483	—	483
Loans charged off	(1,183)	(3,579)	(1,076)	(5,838)	—	(5,838)

Balance at end of period	$37,683	20,962	5,783	64,428	9,568	73,996

Impaired loans receivable by class are summarized as follows (in thousands):

	At March 31, 2013					At December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$7,914	5,835	—	5,855	73	7,241	5,309	—	5,395	155
Commercial	17,652	14,091	—	14,330	—	17,656	14,104	—	16,579	82
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,811	8,786	—	8,830	—	9,810	8,896	—	9,738	—

Total	35,377	28,712	—	29,015	73	34,707	28,309	—	31,712	237
Commercial loans	18,271	16,191	—	16,486	53	7,252	6,117	—	7,064	53
Consumer loans	276	185	—	276	—	84	58	—	71	2

Total loans	53,924	45,088	—	45,777	126	42,043	34,484	—	38,847	292

Loans with an allowance recorded
Mortgage loans:
Residential	$16,532	15,411	2,186	15,434	137	14,139	13,133	1,805	13,206	378
Commercial	37,936	37,178	3,167	37,271	245	37,739	37,083	3,367	37,490	990
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—

Total	54,468	52,589	5,353	52,705	382	51,878	50,216	5,172	50,696	1,368
Commercial loans	13,021	13,021	1,161	13,126	121	24,545	23,690	1,949	24,777	689
Consumer loans	1,377	1,339	106	1,382	16	1,277	1,240	90	1,291	46

Total loans	$68,866	66,949	6,620	67,213	519	77,700	75,146	7,211	76,764	2,103

Total
Mortgage loans:
Residential	$24,446	21,246	2,186	21,289	210	21,380	18,442	1,805	18,601	533
Commercial	55,588	51,269	3,167	51,601	245	55,395	51,187	3,367	54,069	1,072
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,811	8,786	—	8,830	—	9,810	8,896	—	9,738	—

Total	89,845	81,301	5,353	81,720	455	86,585	78,525	5,172	82,408	1,605
Commercial loans	31,292	29,212	1,161	29,612	174	31,797	29,807	1,949	31,841	742
Consumer loans	1,653	1,524	106	1,658	16	1,361	1,298	90	1,362	48

Total loans	$122,790	112,037	6,620	112,990	645	119,743	109,630	7,211	115,611	2,395

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $6,620,000 and $7,211,000 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, impaired loans for which there was no related allowance for loan losses totaled $45,088,000 and $34,484,000, respectively. The average balance of impaired loans during the three months ended March 31, 2013 was $112,990,000.

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

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At March 31, 2013
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$6,043	12,323	—	—	18,366	16,955	1,423	36,744
Substandard	31,634	66,457	412	8,786	107,289	62,710	4,795	174,794
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	37,677	78,780	412	8,786	125,655	79,665	6,218	211,538
Pass/Watch	1,196,496	1,270,785	742,944	126,825	3,337,049	795,215	567,566	4,699,830

Total outstanding loans	$1,234,173	1,349,565	743,356	135,611	3,462,705	874,880	573,784	4,911,369

	At December 31, 2012
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$11,986	14,816	—	—	26,802	17,076	1,808	45,686
Substandard	29,293	79,235	412	13,642	122,582	54,200	5,666	182,448
Doubtful	—	—	—	—	—	464	—	464
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	41,279	94,051	412	13,642	149,384	71,740	7,474	228,598
Pass/Watch	1,223,736	1,255,899	723,546	106,491	3,309,672	794,655	571,692	4,676,019

Total outstanding loans	$1,265,015	1,349,950	723,958	120,133	3,459,056	866,395	579,166	4,904,617

Note 4. Deposits

Deposits at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Savings	$925,274	914,787
Money market	1,338,437	1,357,046
NOW	1,304,215	1,334,813
Non-interest bearing	792,977	864,152
Certificates of deposit	915,678	957,473

	$5,276,581	5,428,271

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

Net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three months ended March 31, 2013 and 2012 includes the following components (in thousands):

	Pension benefits		Other post- retirement benefits
	2013	2012	2013	2012
Service cost	$—	—	60	63
Interest cost	318	322	245	261
Expected return on plan assets	(792)	(645)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Amortization of the net gain (loss)	338	357	4	3

Net periodic benefit cost (increase)	$(136)	34	308	326

In its consolidated financial statements for the year ended December 31, 2012, the Company previously disclosed that it does not expect to contribute to the Plan in 2013. As of March 31, 2013, no contributions to the Plan have been made.

The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three months ended March 31, 2013 were calculated using the actual January 1, 2013 pension valuation and the estimated results of the other post-retirement benefits January 1, 2013 valuations.

Note 6. Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) in January 2013 issued Accounting Standards Update (“ASU”) No. 2013-01, “Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the scope of the new offsetting disclosures required under ASU 2011-11. It is limited to (1) derivatives, (2) repurchase and reverse repurchase agreements, and (3) securities borrowing and lending transactions, that are either: offset in the statement of financial positions in accordance with ASC 210, “Balance Sheet Presentation”, or ASC 815, “Derivatives and Hedging “, or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. This guidance did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This guidance was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company adopted this guidance, as required, for the quarter ended March 31, 2013.

Note 7. Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2013 and December 31, 2012.

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

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2013 and December 31, 2012.

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

There were no changes to the valuation techniques for fair value measurements as of March 31, 2013 and December 31, 2012.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$85,749	85,749	—	—
Mortgage-backed securities	1,119,661	—	1,119,661	—
State and municipal obligations	9,770	—	9,770	—
Equity securities	360	360	—	—

	$1,215,540	86,109	1,129,431	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$46,450	—	—	46,450
Foreclosed assets	12,192	—	—	12,192

	$58,652	—	—	58,652

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$91,017	91,017	—	—
Mortgage-backed securities	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	—	10,316	—
Equity securities	344	344	—	—

	$1,264,002	91,361	1,172,641	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$43,251	—	—	43,251
Foreclosed assets	12,473	—	—	12,473

	$55,724	—	—	55,724

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

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

The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2013 and December 31, 2012. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$64,707	64,707	64,707	—	—
Securities available for sale:
Agency obligations	85,749	85,749	85,749	—	—
Mortgage-backed securities	1,119,661	1,119,661	—	1,119,661	—
State and municipal obligations	9,770	9,770	—	9,770	—
Equity securities	360	360	360	—	—

Total securities available for sale	$1,215,540	1,215,540	86,109	1,129,431	—

Investment securities held to maturity:
Agency obligations	$5,105	5,133	5,133	—	—
Mortgage-backed securities	9,230	9,644	—	9,644	—
State and municipal obligations	318,591	330,441	—	330,441	—
Corporate obligations	9,770	9,926	—	9,926	—

Total securities held to maturity	$342,696	355,144	5,133	350,011	—

FHLB-NY stock	40,675	40,675	40,675	—	—
Loans, net of allowance for loan losses	4,840,321	5,028,118	—	—	5,028,118

Financial liabilities:
Deposits other than certificates of deposits	$4,360,903	4,360,903	4,360,903	—	—
Certificates of deposit	915,678	925,321	—	925,321	—

	5,276,581	5,286,224	4,360,903	925,321	—

Borrowings	$854,007	883,441	—	883,441	—

		Fair Value Measurements at December 31, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$103,823	103,823	103,823	—	—
Securities available for sale:
Agency obligations	91,017	91,017	91,017	—	—
Mortgage-backed securities	1,162,325	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	10,316	—	10,316	—
Equity securities	344	344	344	—	—

Total securities available for sale	$1,264,002	1,264,002	91,361	1,172,641	—

Investment securities held to maturity:
Agency obligations	$4,705	4,739	4,739	—	—
Mortgage-backed securities	11,123	11,583	—	11,583	—
State and municipal obligations	336,078	350,825	—	350,825	—
Corporate obligations	7,558	7,769	—	7,769	—

Total securities held to maturity	$359,464	374,916	4,739	370,177	—

FHLB-NY stock	37,543	37,543	37,543	—	—
Loans, net of allowance for loan losses	4,834,351	5,025,700	—	—	5,025,700

Financial liabilities:
Deposits other than certificates of deposits.	$4,470,798	4,470,483	4,470,483	—	—
Certificates of deposit	957,473	968,668	—	968,668	—

Total deposits	$5,428,271	5,439,151	4,470,483	968,668

Borrowings	$803,264	834,244	—	834,244	—

Note 8. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013			2012
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(2,739)	1,119	(1,620)	$2,407	(983)	1,424
Reclassification adjustment for gains included in net income	(511)	209	(302)	(2,183)	892	(1,291)

Total	(3,250)	1,328	(1,922)	224	(91)	133

Amortization related to post retirement obligations	438	(179)	259	(656)	268	(388)

Total other comprehensive (loss) income	$(2,812)	1,149	(1,663)	$(432)	177	(255)

The following table presents the changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$16,961	(9,245)	7,716
Current - period other comprehensive (loss) income	(1,922)	259	(1,663)

Balance at March 31, 2013	$15,039	(8,986)	6,053

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income for the Three Months Ended March 31, 2013
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net gains on the sale of securities available for sale	$511	Net gain on securities transactions
	(209)	Income tax expense

	302	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	342	Compensation and employee benefits (1)
	(140)	Income tax expense

	202	Net of tax

Total reclassifications	$504	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The calculation of the allowance for loan losses is a critical accounting policy of the Company. The allowance for loan losses is a valuation account that reflects management’s evaluation of the probable losses in the loan portfolio. The Company maintains the allowance for loan losses through provisions for loan losses that are charged to income. Charge-offs against the allowance for loan losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loan that have been charged-off are credited to the allowance for loan losses.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as, the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least once each calendar year and monitored on a quarterly basis, with changes made when they are required. In the first quarter of 2012, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to the indirect marine loan portfolio were increased to reflect an increase in historical loss experience.

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

At March 31, 2013, the carrying value of goodwill was $352.7 million. Management has evaluated potential goodwill impairment triggers and based upon its qualitative assessment of goodwill, has determined that goodwill is not impaired and no further analysis is warranted.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-

backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three months ended March 31, 2013 or 2012, respectively.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At March 31, 2013, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2013 AND DECEMBER 31, 2012

Total assets decreased $96.9 million, or 1.3%, to $7.19 billion at March 31, 2013, from $7.28 billion at December 31, 2012, primarily due to decreases in total investments and cash and cash equivalents, partially offset by an increase in total loans.

Total investments decreased $62.1 million, or 3.7%, to $1.60 billion at March 31, 2013, from $1.66 billion at December 31, 2012, largely due to principal repayments on mortgage-backed securities, maturities of municipal and agency bonds, and the sale of certain mortgage-backed securities which had a heightened risk of prepayment, partially offset by purchases of mortgage-backed and municipal securities.

Cash and cash equivalents decreased $39.1 million to $64.7 million at March 31, 2013, from $103.8 million at December 31, 2012. The decline in cash was principally due to a decrease in total deposits and an increase in total loans, partially offset by a decrease in total investments.

Total loans increased $5.7 million during the three months ended March 31, 2013 to $4.91 billion. Loan growth was tempered by the repayment of $17.3 million on two shared national credits during the quarter. Loan originations totaled $348.3 million and loan purchases totaled $2.8 million for the three months ended March 31, 2013. The loan portfolio had net increases of $19.0 million in commercial and multi-family mortgage loans, $15.5 million in construction loans and $8.5 million in commercial loans, which were offset by decreases of $30.8 million in residential mortgage loans and $5.4 million in consumer loans. Commercial real estate, commercial and construction loans represented 63.2% of the loan portfolio at March 31, 2013, compared to 62.4% at December 31, 2012.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at March 31, 2013 was $9.0 million. Of this total, 6 loans totaling $715,000 were 90 days or more delinquent. General valuation reserves of 6.5%, or $46,000, were allocated to the loans which were 90 days or more delinquent at March 31, 2013.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $35.4 million and $17.2 million, respectively, at March 31, 2013. At March 31, 2013, no SNC loans were past due.

The Company had outstanding junior lien mortgages totaling $242.8 million at March 31, 2013. Of this total, 40 loans totaling $2.9 million were 90 days or more delinquent. General valuation reserves of 10%, or $292,000, were allocated to the loans which were 90 days or more delinquent at March 31, 2013.

At March 31, 2013, the Company had outstanding indirect marine loans totaling $39.3 million. Of this total, 1 loan for $12,000 was 90 days or more delinquent. General valuation reserves of 60%, or $7,000 were allocated to this loan at March 31, 2013. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans:
Residential	$31,634	29,293
Commercial	29,543	29,072
Multi-family	412	412
Construction	8,786	8,896

Total mortgage loans	70,375	67,673
Commercial loans	23,586	25,467
Consumer loans	5,098	5,850

Total non-performing loans	99,059	98,990
Foreclosed assets	12,192	12,473

Total non-performing assets	$111,251	111,463

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans:
Residential	$6,043	11,986
Commercial	—	12,194

Total mortgage loans	6,043	24,180
Commercial loans	113	70
Consumer loans	1,423	1,808

Total 60-89 day delinquent loans	$7,579	26,058

At March 31, 2013, the allowance for loan losses totaled $70.0 million, or 1.43% of total loans, compared with $70.3 million, or 1.43% of total loans at December 31, 2012. Total non-performing loans were $99.1 million, or 2.02% of total loans at March 31, 2013, compared to $99.0 million, or 2.02% of total loans at December 31, 2012. The $69,000 increase in non-performing loans at March 31, 2013, was largely due to a $2.3 million increase in non-performing residential loans and a $470,000 increase in commercial mortgage loans, offset by a $1.9 million decrease in non-performing commercial loans and a $751,000 decrease in non-performing consumer loans. The increase in non-performing residential mortgage loans was largely attributable to a single $1.8 million loan the value of which is supported by a recent appraisal. As a result, the overall risk profile of the non-performing loan portfolio improved as higher-risk commercial non-performing loans decreased during the quarter.

At March 31, 2013, the Company held $12.2 million of foreclosed assets, compared with $12.5 million at December 31, 2012, as resolutions during the quarter of $2.3 million were largely offset by additions of $2.0 million. Foreclosed assets at March 31, 2013 consisted of $6.5 million of commercial real estate, $5.1 million of residential real estate and $228,000 of marine vessels.

Non-performing assets totaled $111.3 million, or 1.55% of total assets at March 31, 2013, compared to $111.5 million, or 1.53% of total assets at December 31, 2012.

Total deposits decreased $151.7 million, or 2.8%, during the three months ended March 31, 2013 to $5.28 billion. Core deposits, which consist of savings and demand deposit accounts, decreased $109.9 million, or 2.5%, to $4.36 billion at March 31, 2013. The majority of the core deposit decrease was in demand and money market deposits and included certain expected outflows resulting from client tax planning considerations. Time deposits decreased $41.8 million, or 4.4%, to $915.7 million at March 31, 2013, with the majority of the decrease occurring in the 6-, 12- and 60-month maturity categories. Core deposits represented 82.6% of total deposits at March 31, 2013, compared to 82.4% at December 31, 2012. The Company remains focused on developing core deposit relationships, while strategically permitting the run-off of time deposits.

Borrowed funds increased $50.7 million, or 6.3% during the three months ended March 31, 2013, to $854.0 million, as wholesale funding partially replaced the outflow in deposits. Borrowed funds represented 11.9% of total assets at March 31, 2013, an increase from 11.0% at December 31, 2012.

Stockholders’ equity increased $9.2 million, or 0.9% during the three months ended March 31, 2013, to $990.4 million, primarily due to net income earned for the period, partially offset by dividends paid to stockholders and common stock repurchases. Common stock repurchases for the three months ended March 31, 2013 totaled 55,666 shares at an average cost of $15.08 per share in connection with employee income tax withholding on stock-based compensation. At March 31, 2013, 4.1 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors. At March 31, 2013, book value per share and tangible book value per share were $16.52 and $10.55, respectively, compared with $16.37 and $10.40, respectively, at December 31, 2012.

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

As of March 31, 2013, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2013
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$274,567	4.00%	$551,205	8.03%
Tier 1 risk-based capital	196,964	4.00	551,205	11.19
Total risk-based capital	393,927	8.00	612,861	12.45

Company:
Regulatory Tier 1 leverage capital	$274,562	4.00%	$628,427	9.16%
Tier 1 risk-based capital	196,953	4.00	628,427	12.76
Total risk-based capital	393,905	8.00	690,079	14.02

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

General. The Company reported net income of $17.8 million, or $0.31 per basic and diluted share for the three months ended March 31, 2013, compared to net income of $18.4 million, or $0.32 per basic and diluted share for the three months ended March 30, 2012. Earnings for the first quarter of 2013 were aided by improvements in asset quality and a related reduction in the provision for loan losses compared with the same period last year, while growth in both average loans outstanding and average lower-costing core deposits have helped offset the adverse impact of the prolonged low interest rate environment.

Net Interest Income. Total net interest income decreased $942,000 or 1.7%, to $53.9 million for the quarter ended March 31, 2013, from $54.8 million for the quarter ended March 31, 2012. Interest income for the first quarter of 2013 decreased $3.6 million to $63.3 million, from $66.9 million for the same period in 2012. Interest expense decreased $2.6 million, or 21.9%, to $9.4 million for the quarter ended March 31, 2013, from $12.0 million for the quarter ended March 31, 2012. The decline in net interest income for the three months ended March 31, 2013, versus the comparable period in 2012, resulted from the compression in the net interest margin, which was substantially mitigated by the increase in average interest earning assets, primarily average loans outstanding, funded by growth in lower-costing average core deposits, largely interest and non-interest bearing demand deposits.

The net interest margin for the quarter ended March 31, 2013 decreased 9 basis points to 3.33% compared with 3.42% for the quarter ended March 31, 2012. The decrease in the net interest margin for the quarter ended March 31, 2013, compared with the same period last year, was primarily attributable to reductions in the weighted average yield on interest-earning assets which declined 27 basis points to 3.92% for the quarter ended March 31, 2013, compared with 4.19% for the quarter ended March 31, 2012. The weighted average cost of interest-bearing liabilities declined 19 basis points to 0.71% for the quarter ended March 31, 2013, compared with 0.90% for the first quarter of 2012. The average cost of interest bearing deposits for the quarter ended March 31, 2013 was 0.44%, compared with 0.62% for the same period last year. Average non-interest bearing demand deposits totaled $819.5 million for the quarter ended March 31, 2013, compared with $670.1 million for the quarter ended March 31, 2012. The average cost of borrowed funds for the quarter ended March 31, 2013 was 2.24%, compared with 2.25% for the same period last year.

Interest income on loans secured by real estate decreased $624,000 to $38.3 million, or 1.6% for the three months ended March 31, 2013, from $39.0 million for the three months ended March 31, 2012. Commercial loan interest income decreased $399,000 to $10.0 million, or 3.8% for the three months ended March 31, 2013, from $10.4 million for the three months ended March 31, 2012. Consumer loan interest income decreased $332,000, or 5.3%, to $6.0 million for the three months ended March 31, 2013, from $6.3 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, the average balance of net loans increased $245.3 million to $4.83 billion, from $4.58 billion for the same period in 2012. The average loan yield for the three months ended March 31, 2013 decreased 32 basis points to 4.51%, from 4.83% for the same period in 2012.

Interest income on investment securities held to maturity decreased $79,000, to $2.8 million for the quarter ended March 31, 2013, compared to the same period last year. Average investment securities held to maturity increased $6.6 million, or 1.9%, to $350.3 million for the quarter ended March 31, 2013, from $343.7 million for the same period last year. The average yield on investment securities held to maturity for the three months ended March 31, 2013 decreased 16 basis points to 3.24%, from 3.40% for the same period in 2012.

Interest income on securities available for sale and FHLB-NY stock decreased $2.1 million, or 25.7%, to $6.2 million for the quarter ended March 31, 2013, from $8.3 million for the quarter ended March 31, 2012. The average balance of securities available for sale decreased $127.3 million, or 9.3%, to $1.24 billion for the three months ended March 31, 2013, from $1.37 billion for the same period in 2012. The average yield on securities available for sale for the three months ended March 31, 2013 decreased 44 basis points to 1.85%, from 2.29% for the same period in 2012.

The average yield on total securities decreased 35 basis points to 2.19% for the three months ended March 31, 2013, compared with 2.54% for the same period in 2012.

Interest paid on deposit accounts decreased $2.0 million, or 29.2%, to $5.0 million for the quarter ended March 31, 2013, from $7.0 million for the quarter ended March 31, 2012. The average cost of interest-bearing deposits decreased to 0.44% for the three months ended March 31, 2013, from 0.62% for the three months ended March 31, 2012. The average balance of interest-bearing core deposit accounts increased $216.8 million, or 6.4%, to $3.61 billion for the quarter ended March 31, 2013, from $3.40 billion for the quarter ended March 31, 2012. Average time deposit account balances decreased $179.2 million, or 16.1%, to $931.0 million for the quarter ended March 31, 2013, from $1.11 billion for the same period in 2012.

Interest paid on borrowed funds decreased $588,000, or 11.7%, to $4.5 million for the quarter ended March 31, 2013, from $5.0 million for the quarter ended March 31, 2012. Average borrowings decreased $95.9 million, or 10.6%, to $804.9 million for the quarter ended March 31, 2013, from $900.8 million for the quarter ended March 31, 2012. The average cost of borrowings decreased to 2.24% for the three months ended March 31, 2013, from 2.25% for the three months ended March 31, 2012.

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

The provision for loan losses was $1.5 million for the three months ended March 31, 2013, compared with $5.0 million for the three months ended March 31, 2012. The decrease in the provision for loan losses for the three months ended March 31, 2013, compared with the same period in 2012, was primarily attributable to an overall improvement in asset quality, as the ratio of non-performing loans to total loans and the weighted average risk rating of the loan portfolio both improved. For the three-month period ended March 31, 2013, the Company had net charge-offs of $1.8 million, compared with net charge-offs of $5.4 million for the same period in 2012. The allowance for loan losses was $70.0 million, or 1.43% of total loans at March 31, 2013, compared to $74.0 million, or 1.59% of total loans at March 31, 2012.

Non-Interest Income. Non-interest income totaled $9.9 million for the quarter ended March 31, 2013, a decrease of $2.8 million, or 21.9%, compared to the same period in 2012. Net gains on securities transactions decreased $1.7 million, totaling $511,000 for the three months ended March 31, 2013, compared with $2.2 million for the same period in 2012. For both the three months ended March 31, 2013 and 2012, the Company identified and strategically sold select securities which had a heightened risk of accelerated prepayment. The proceeds from these sales were reinvested in similar securities with more stable projected cash flows. Other income decreased $844,000 for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to income recognized in the prior year quarter associated with the discontinuance of the Company’s debit card rewards program, a decrease in gains related to loan sales and an increase in net losses on the sale of foreclosed real estate. Additionally, fee income decreased $115,000 to $8.0 million for the three months ended March 31, 2013, from $8.1 million for the three months ended March 31, 2012, largely due to lower deposit-based fee revenue and a decrease in wealth management fees, partially offset by increased commercial loan prepayment fee income.

Non-Interest Expense. For the three months ended March 31, 2013, non-interest expense increased $155,000, or 0.4%, to $36.9 million, compared to $36.8 million for the three months ended March 31, 2012. Compensation and benefits increased $483,000 for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012, due to higher salary expense associated with annual merit increases, increased severance costs and increased incentive compensation accrual, partially offset by reduced employee medical and retirement benefit costs. Net occupancy expense increased $180,000 for the three months ended March 31, 2013, compared with the same period in 2012, primarily attributable to higher snow removal costs and increased depreciation expense related to branch renovations, partially offset by lower rent expense, a portion of which was due to branch consolidations in 2012. Partially offsetting these increases in non-interest expense, other operating expenses decreased $235,000, or 4.0%, to $5.6 million for the quarter ended March 31, 2013, from $5.9 million for the same period in 2012, due primarily to decreases in debit card processing costs, legal expenses, loan collection activity, and loan administration expenses. These decreases in other operating expenses were partially offset by valuation adjustments related to foreclosed real estate. Also, the amortization of intangibles decreased $228,000 for the three months ended March 31, 2013, compared with the same period in 2012, as a result of scheduled reductions in core deposit intangible amortization. FDIC insurance expense decreased $140,000, to $1.3 million for the three months ended March 31, 2013, from $1.4 million for the same period in 2012, primarily due to a lower assessment rate.

The Company’s annualized non-interest expense as a percentage of average assets was 2.08% for the quarter ended March 31, 2013, unchanged from the same period in 2012. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 57.87% for the quarter ended March 31, 2013, compared with 54.45% for the same period in 2012.

Income Tax Expense. For the three months ended March 31, 2013, the Company’s income tax expense was $7.6 million, compared with $7.3 million, for the three months ended March 31, 2012. The increase in income tax expense was a function of growth in pre-tax income from taxable sources. The Company’s effective tax rate was 29.8% and 28.5% for the three months ended March 31, 2013 and 2012, respectively.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2013 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	208,982	(3,002)	(1.4)
Static	211,984	—	—
+100	209,364	(2,620)	(1.2)
+200	204,371	(7,613)	(3.6)
+300	198,789	(13,195)	(6.2)

The preceding table indicates that, as of March 31, 2013, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 6.2%, or $13.2 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 1.4%, or $3.0 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2013 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,270,476	16,237	1.3	16.9	0.9
Flat	1,254,239	—	—	16.7	—
+100	1,193,202	(61,037)	(4.9)	16.1	(3.7)
+200	1,111,208	(143,031)	(11.4)	15.2	(9.0)
+300	1,016,765	(237,474)	(18.9)	14.2	(15.3)

The preceding table indicates that as of March 31, 2013, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 18.9%, or $237.5 million. If rates were to decrease 100 basis points, the model forecasts a 1.3%, or $16.2 million increase in the present value of equity.

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

There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)

January 1, 2013 Through January 31, 2013	2,786	14.90	2,786	4,109,564

February 1, 2013 Through February 28, 2013	22,753	15.08	22,753	4,086,811

March 1, 2013 Through March 31, 2013	30,127	15.09	30,127	4,056,684

Total	55,666	15.08	55,666

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.
(2)	On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which will commence upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/ File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.19	Omnibus Incentive Compensation Plan. (Filed as an exhibit to the Company’s December 31,2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.20	Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566)

10.21	Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Raimonde dated as of February 21, 2013. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2013	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2013	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2013	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer