Form 10-Q
period 2013-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2013-08-09
CIK 1178970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013 there were 83,209,293 shares issued and 59,864,973 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 413,483 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2013 (Unaudited) and December 31, 2012

(Dollars in Thousands)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$79,035	$101,850
Short-term investments	1,470	1,973

Total cash and cash equivalents	80,505	103,823

Securities available for sale, at fair value	1,174,778	1,264,002
Investment securities held to maturity (fair value of $353,494 at June 30, 2013 (unaudited) and $374,916 at December 31, 2012)	351,836	359,464
Federal Home Loan Bank stock	47,052	37,543

Loans	4,998,347	4,904,699
Less allowance for loan losses	67,005	70,348

Net loans	4,931,342	4,834,351

Foreclosed assets, net	13,740	12,473
Banking premises and equipment, net	67,732	66,120
Accrued interest receivable	22,999	24,002
Intangible assets	357,015	357,907
Bank-owned life insurance	148,069	147,286
Other assets	79,011	76,724

Total assets	$7,274,079	$7,283,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,420,610	$3,556,011
Savings deposits	945,328	914,787
Certificates of deposit of $100,000 or more	295,971	324,901
Other time deposits	587,003	632,572

Total deposits	5,248,912	5,428,271
Mortgage escrow deposits	23,077	21,238
Borrowed funds	969,123	803,264
Other liabilities	46,373	49,676

Total liabilities	6,287,485	6,302,449

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,863,653 shares outstanding at June 30, 2013 and 59,937,955 outstanding at December 31, 2012	832	832
Additional paid-in capital	1,024,181	1,021,507
Retained earnings	410,078	389,549
Accumulated other comprehensive income	(6,557)	7,716
Treasury stock	(391,268)	(386,270)
Unallocated common stock held by the Employee Stock Ownership Plan	(50,672)	(52,088)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,251)	(7,298)
Deferred compensation – Directors’ Deferred Fee Plan	7,251	7,298

Total stockholders’ equity	986,594	981,246

Total liabilities and stockholders’ equity	$7,274,079	$7,283,695

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three and Six months ended June 30, 2013 and 2012 (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Real estate secured loans	$37,585	$38,672	$75,920	$77,631
Commercial loans	10,055	10,205	20,026	20,575
Consumer loans	5,875	6,335	11,832	12,624
Securities available for sale and Federal Home Loan Bank Stock	6,120	7,812	12,312	16,144
Investment securities held to maturity	2,767	2,991	5,606	5,909
Deposits, Federal funds sold and other short-term investments	11	4	21	16

Total interest income	62,413	66,019	125,717	132,899

Interest expense:
Deposits	4,607	6,503	9,563	13,505
Borrowed funds	4,395	4,938	8,848	9,979

Total interest expense	9,002	11,441	18,411	23,484

Net interest income	53,411	54,578	107,306	109,415

Provision for loan losses	1,000	3,500	2,500	8,500

Net interest income after provision for loan losses	52,411	51,078	104,806	100,915

Non-interest income:
Fees	8,318	7,411	16,278	15,486
Bank-owned life insurance	2,944	1,260	4,154	2,622
Net gain on securities transactions	423	1	934	2,184
Other income	952	671	1,216	1,779

Total non-interest income	12,637	9,343	22,582	22,071

Non-interest expense:
Compensation and employee benefits	20,154	20,199	40,997	40,479
Net occupancy expense	5,044	5,162	10,250	10,188
Data processing expense	2,647	2,462	5,269	5,050
FDIC insurance	1,224	1,230	2,474	2,620
Amortization of intangibles	516	718	1,027	1,457
Advertising and promotion expense	1,277	1,128	2,023	1,813
Other operating expenses	6,951	6,857	12,719	12,940

Total non-interest expense	37,813	37,756	74,759	74,547

Income before income tax expense	27,235	22,665	52,629	48,439

Income tax expense	8,007	6,662	15,573	14,008

Net income	$19,228	$16,003	$37,056	$34,431

Basic earnings per share	$0.34	$0.28	$0.65	$0.60
Average basic shares outstanding	57,206,242	57,152,952	57,186,828	57,102,389

Diluted earnings per share	$0.34	$0.28	$0.65	$0.60
Average diluted shares outstanding	57,283,646	57,187,413	57,240,932	57,135,022

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Three and Six months ended June 30, 2013 and 2012 (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$19,228	$16,003	$37,056	$34,431
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	(12,562)	123	(14,182)	1,547
Reclassification adjustment for (gains) losses included in net income	(250)	(1)	(552)	(1,292)

Total	(12,812)	122	(14,734)	255
Amortization related to post-retirement obligations	202	212	461	(176)

Total other comprehensive (loss) income	(12,610)	334	(14,273)	79

Total comprehensive income	$6,618	$16,337	$22,783	$34,510

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2013 and 2012 (Unaudited)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	34,431	—	—	—	—	—	34,431
Other comprehensive income, net of tax	—	—	—	79	—	—	—	—	79
Cash dividends declared	—	—	(15,208)	—	—	—	—	—	(15,208)
Distributions from DDFP	—	—	—	—	—	—	46	(46)	—
Purchases of treasury stock	—	—	—	—	(5,620)	—	—	—	(5,620)
Shares issued dividend reinvestment plan	—	(1,604)	—	—	6,736	—	—	—	5,132
Stock option exercises	—	(6)	—	—	10	—	—	—	4
Allocation of ESOP shares	—	(235)	—	—	—	1,401	—	—	1,166
Allocation of SAP shares	—	1,930	—	—	—	—	—	—	1,930
Allocation of stock options	—	155	—	—	—	—	—	—	155

Balance at June 30, 2012	$832	$1,019,493	$382,234	$9,650	$(383,599)	$(54,064)	$(7,344)	$7,344	$974,546

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2013 and 2012 (Unaudited) (Continued)

(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	37,056	—	—	—	—	—	37,056
Other comprehensive income, net of tax	—	—	—	(14,273)	—	—	—	—	(14,273)
Cash dividends paid	—	—	(16,527)	—	—	—	—	—	(16,527)
Distributions from DDFP	—	—	—	—	—	—	47	(47)	—
Purchases of treasury stock	—	—	—	—	(5,883)	—	—	—	(5,883)
Shares issued dividend reinvestment plan	—	(78)	—	—	673	—	—	—	595
Stock option exercises	—	(59)	—	—	212	—	—	—	153
Allocation of ESOP shares	—	(158)	—	—	—	1,416	—	—	1,258
Allocation of SAP shares	—	2,828	—	—	—	—	—	—	2,828
Allocation of stock options	—	141	—	—	—	—	—	—	141

Balance at June 30, 2013	$832	$1,024,181	$410,078	$(6,557)	$(391,268)	$(50,672)	$(7,251)	$7,251	$986,594

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six months ended June 30, 2013 and 2012 (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$37,056	$34,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,598	4,864
Provision for loan losses	2,500	8,500
Deferred tax expense (benefit)	1,761	(4,005)
Increase in cash surrender value of Bank-owned life insurance	(4,154)	(2,622)
Net amortization of premiums and discounts on securities	7,277	7,662
Accretion of net deferred loan fees	(2,064)	(1,701)
Amortization of premiums on purchased loans, net	756	833
Net increase in loans originated for sale	(14,344)	(23,620)
Proceeds from sales of loans originated for sale	15,161	24,954
Proceeds from sales of foreclosed assets	3,704	9,090
ESOP expense	1,258	1,166
Allocation of stock award shares	2,802	1,930
Allocation of stock options	141	155
Net gain on sale of loans	(817)	(1,334)
Net gain on securities transactions	(934)	(2,184)
Net loss (gain) on sale of premises and equipment	29	(97)
Net loss on sale of foreclosed assets	195	270
Decrease in accrued interest receivable	1,003	775
Increase in other assets	(5,338)	(2,286)
Decrease in other liabilities	(3,303)	(1,369)

Net cash provided by operating activities	47,287	55,412

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	51,146	39,095
Purchases of investment securities held to maturity	(44,718)	(54,428)
Proceeds from sales of securities	14,834	47,131
Proceeds from maturities and paydowns of securities available for sale	196,434	233,196
Purchases of securities available for sale	(151,861)	(218,099)
BOLI benefits paid	—	—
Purchases of loans	(4,558)	(48,980)
Net increase in loans	(93,406)	(42,280)
Proceeds from sales of premises and equipment	35	65
Purchases of premises and equipment	(5,188)	(4,555)

Net cash used in investing activities	(37,282)	(48,855)

Cash flows from financing activities:
Net (decrease) increase in deposits	(179,359)	49,416
Increase in mortgage escrow deposits	1,839	3,308
Purchase of treasury Stock	(5,883)	(5,620)
Cash dividends paid to stockholders	(16,527)	(15,208)
Shares issued dividend reinvestment plan	595	5,132
Stock options exercised	153	4
Proceeds from long-term borrowings	50,000	—
Payments on long-term borrowings	(45,798)	(25,796)
Net increase (decrease) in short-term borrowings	161,657	(10,180)

Net cash (used in) provided by financing activities	(33,323)	1,056

Net decrease in cash and cash equivalents	(23,318)	(7,613)
Cash and cash equivalents at beginning of period	103,823	69,632

Cash and cash equivalents at end of period	$80,505	$77,245

Cash paid during the period for:
Interest on deposits and borrowings	$18,692	$23,793

Income taxes	$13,344	$10,071

Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$5,537	$10,507

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

In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates. The allowance for loan losses and the valuation of securities available for sale are material estimates that are particularly susceptible to near-term change. The current unstable economic environment has resulted in a heightened degree of uncertainty inherent in these material estimates.

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for all of 2013.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the December 31, 2012 Annual Report to Stockholders on Form 10-K.

B. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the three months ended June 30,						For the six months ended June 30,
	2013			2012			2013			2012
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$19,228			$16,003			$37,056			$34,431

Basic earnings per share:
Income available to common stockholders	$19,228	57,206,242	$0.34	$16,003	57,152,952	$0.28	$37,056	57,186,828	$0.65	$34,431	57,102,389	$0.60

Dilutive shares		77,404			34,461			54,104			32,632

Diluted earnings per share:
Income available to common stockholders	$19,228	57,283,646	$0.34	$16,003	57,187,413	$0.28	$37,056	57,240,932	$0.65	$34,431	57,135,022	$0.60

Anti-dilutive stock options and awards totaling 4,017,937 shares at June 30, 2013, were excluded from the earnings per share calculations.

Note 2. Investment Securities

At June 30, 2013, the Company had $1.17 billion and $351.8 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of June 30, 2013 totaled 241, compared with 65 at December 31, 2012. All securities with unrealized losses at June 30, 2013 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at June 30, 2013.

Securities Available for Sale

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$94,280	340	(213)	94,407
Mortgage-backed securities	1,064,862	16,668	(13,221)	1,068,309
State and municipal obligations	11,567	253	(111)	11,709
Equity securities	307	46	—	353

	$1,171,016	17,307	(13,545)	1,174,778

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$90,443	574	—	91,017
Mortgage-backed securities	1,134,647	27,934	(256)	1,162,325
State and municipal obligations	9,933	384	(1)	10,316
Equity securities	307	37	—	344

	$1,235,330	28,929	(257)	1,264,002

The amortized cost and fair value of securities available for sale at June 30, 2013, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2013
	Amortized cost	Fair value
Due in one year or less	$33,642	33,689
Due after one year through five years	68,761	69,078
Due after five years through ten years	407	423
Due after ten years	3,037	2,926
Mortgage-backed securities	1,064,862	1,068,309
Equity securities	307	353

	$1,171,016	1,174,778

Proceeds from the sale of securities available for sale for the three months ended June 30, 2013, were $6,915,000 resulting in gross gains of $407,000 and no gross losses. No securities were sold from the available for sale portfolio during the three months ended June 30, 2012.

For the six months ended June 30, 2013, proceeds from the sale of securities available for sale were $14,310,000, resulting in gross gains of $888,000 and no gross losses. For the same period last year, proceeds from the sale of securities available for sale were $47,131,000, resulting in gross gains of $2,160,000 and no gross losses. Also, for the three and six months ended June 30, 2013, proceeds from calls on securities available for sale totaled $896,000, with no gains or losses recognized.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning credit loss amount	$1,240	1,240	1,240	1,240
Add: Initial OTTI credit losses	—	—	—	—
Subsequent OTTI credit losses	—	—	—	—
Less: Realized losses for securities sold	—	—	—	—
Securities intended or required to be sold	—	—	—	—
Increases in expected cash flows on debt securities	—	—	—	—

Ending credit loss amount	$1,240	1,240	1,240	1,240

The Company did not incur an OTTI charge on securities for the three and six months ended June 30, 2013 or 2012, respectively.

The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$20,347	(213)	—	—	20,437	(213)
Mortgage-backed securities	494,812	(13,220)	439	(1)	495,251	(13,221)
State and municipal obligations	2,926	(111)	—	—	2,926	(111)

	$518,085	(13,544)	439	(1)	518,524	(13,545)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$59,521	(205)	11,012	(51)	70,533	(256)
State and municipal obligations	—	—	503	(1)	503	(1)

	$59,521	(205)	11,515	(52)	71,036	(257)

The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2013, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position at June 30, 2013 totaled 53, compared with 9 at December 31, 2012. The increase in the number of securities in an unrealized loss position at June 30, 2013, was a function of a steepened yield curve, as longer term market interest rates increased and spreads widened. At June 30, 2013, there were 4 private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $10,880,000 and unrealized losses totaling $229,000. Two of these private label mortgage-backed securities were below investment grade at June 30, 2013.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and six months ended June 30, 2013. The Company concluded that no other-than-temporary impairment of the securities available for sale portfolio existed at June 30, 2013.

Investment Securities Held to Maturity

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$5,500	15	(73)	5,442
Mortgage-backed securities	7,370	336	—	7,706
State and municipal obligations	328,523	7,160	(5,771)	329,912
Corporate obligations	10,443	97	(106)	10,434

	$351,836	7,608	(5,950)	353,494

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,705	34	—	4,739
Mortgage-backed securities	11,123	460	—	11,583
State and municipal obligations	336,078	15,332	(585)	350,825
Corporate obligations	7,558	211	—	7,769

	$359,464	16,037	(585)	374,916

The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and six months ended June 30, 2013, the Company recognized gross gains of $16,000 and $30,000, and gross losses of $0 and $2,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $13,269,000 and $22,478,000, respectively. In addition, for the six months ended June 30, 2013, the Company recognized gross gains of $18,000, and no gross losses, related to the sales of certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers. There were no sales of securities from the held to maturity portfolio for the three months ended June 30, 2013.

For the three and six months ended June 30, 2012, the Company recognized gains of $1,000 and $24,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $1,249,000 and $3,956,000 for the three and six months ended June 30, 2012, respectively. There were no sales of securities from the held to maturity portfolio for the three and six months ended June 30, 2012.

The amortized cost and fair value of investment securities in the held to maturity portfolio at June 30, 2013 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2013
	Amortized cost	Fair value
Due in one year or less	$32,775	32,948
Due after one year through five years	65,228	66,396
Due after five years through ten years	98,183	101,466
Due after ten years	148,280	144,978
Mortgage-backed securities	7,370	7,706

	$351,836	353,494

The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,638	(67)	494	(6)	4,132	(73)
State and municipal obligations	96,727	(5,728)	1,051	(43)	97,778	(5,771)
Corporate obligations	4,619	(106)	—	—	4,619	(106)

	$104,984	(5,901)	1,545	(49)	106,529	(5,950)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$30,992	(585)	—	—	30,992	(585)

	$30,992	(585)	—	—	30,992	(585)

Based upon the review of the held to maturity securities portfolio, the Company believes that as of June 30, 2013, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.

The number of securities in an unrealized loss position at June 30, 2013 totaled 188, compared with 56 at December 31, 2012. The increase in the number of securities in an unrealized loss position at June 30, 2013, was a function of a steepened yield curve, as longer term market interest rates increased and spreads widened on municipal securities, which represents the majority of the held to maturity portfolio. All temporarily impaired investment securities were investment grade at June 30, 2013.

Note 3. Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans:
Residential	$1,206,368	1,265,015
Commercial	1,386,606	1,349,950
Multi-family	799,840	723,958
Construction	162,332	120,133

Total mortgage loans	3,555,146	3,459,056
Commercial loans	876,782	866,395
Consumer loans	568,139	579,166

Total gross loans	5,000,067	4,904,617
Premiums on purchased loans	4,269	4,964
Unearned discounts	(66)	(78)
Net deferred fees	(5,923)	(4,804)

	$4,998,347	4,904,699

The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At June 30, 2013
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:						.
Residential	$12,972	7,408	24,667	45,047	1,161,321	1,206,368	—
Commercial	695	457	28,168	29,320	1,357,286	1,386,606	—
Multi-family	—	—	412	412	799,428	799,840	—
Construction	—	—	8,673	8,673	153,659	162,332	—

Toal mortgage loans	13,667	7,865	61,920	83,452	3,471,694	3,555,146	—
Commercial loans	334	62	23,112	23,508	853,274	876,782	—
Consumer loans	2,398	1,716	3,803	7,917	560,222	568,139	—

Total loans	$16,399	9,643	88,835	114,877	4,885,190	5,000,067	—

	At December 31, 2012
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$15,752	11,986	29,293	57,031	1,207,984	1,265,015	—
Commercial	535	12,194	29,072	41,801	1,308,149	1,349,950	—
Multi-family	—	—	412	412	723,546	723,958	—
Construction	—	—	8,896	8,896	111,237	120,133	—

Toal mortgage loans	16,287	24,180	67,673	108,140	3,350,916	3,459,056	—
Commercial loans	1,840	70	25,467	27,377	839,018	866,395	—
Consumer loans	4,144	1,808	5,850	11,802	567,364	579,166	—

Total loans	$22,271	26,058	98,990	147,319	4,757,298	4,904,617	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $88.8 million and $99.0 million at June 30, 2013 and December 31, 2012, respectively. Included in non-accrual loans were $32.2 million and $33.0 million of loans which were less than 90 days past due at June 30, 2013 and December 31, 2012, respectively. There were no loans ninety days or greater past due and still accruing interest at June 30, 2013, or December 31, 2012.

The Company defines an impaired loan as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, all amounts due under the contractual terms of the loan agreement will not be collected. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon: (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.

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

At June 30, 2013, there were 149 impaired loans totaling $115.8 million. Included in this total were 116 TDRs related to 106 borrowers totaling $62.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2013. At December 31, 2012, there were 108 impaired loans totaling $109.6 million. Included in this total were 80 TDRs to 70 borrowers totaling $58.4 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2012.

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At June 30, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$83,308	30,690	1,802	115,800
Collectively evaluated for impairment	3,471,838	846,092	566,337	4,884,267

Total	$3,555,146	876,782	568,139	5,000,067

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$78,525	29,807	1,298	109,630
Collectively evaluated for impairment	3,380,531	836,588	577,868	4,794,987

Total	$3,459,056	866,395	579,166	4,904,617

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At June 30, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,237	1,468	117	6,822	—	6,822
Collectively evaluated for impairment	25,433	22,342	4,356	52,131	8,052	60,183

Total	$30,670	23,810	4,473	58,953	8,052	67,005

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,172	1,949	90	7,211	—	7,211
Collectively evaluated for impairment	32,790	18,366	5,134	56,290	6,847	63,137

	$37,962	20,315	5,224	63,501	6,847	70,348

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

The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2013 and 2012 and their balances immediately prior to the modification date and post-modification as of June 30, 2013 and 2012.

	For the three months ended
	June 30, 2013			June 30, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($‘s in thousands)
Mortgage loans:
Residential	18	$4,227	$4,339	8	$2,010	$1,823
Commercial	—	—	—	—	—	—

Total mortgage loans	18	4,227	4,339	8	2,010	1,823
Commercial loans	—	—	—	3	3,846	3,846
Consumer loans	2	228	222	1	393	364

Total restructured loans	20	$4,455	$4,561	12	$6,249	$6,033

	For the six months ended
	June 30, 2013			June 30, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($‘s in thousands)
Mortgage loans:
Residential	33	$7,029	7,203	15	$3,760	$3,404
Commercial	1	329	307	—	—	—

Total mortgage loans	34	7,358	7,510	15	3,760	3,404
Commercial loans	—	—	—	6	14,107	13,940
Consumer loans	5	468	461	3	498	439

Total restructured loans	39	$7,826	$7,971	24	$18,365	$17,783

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and six months ended June 30, 2013 and 2012 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and six months ended June 30, 2013 and 2012. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $294,000 and $141,000 for the three months ended June 30, 2013 and 2012, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment. For the six months ended June 30, 2013 and 2012, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $670,000 and $1,400,000, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.

For the three and six months ended June 30, 2013, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.20% and 4.24%, respectively, compared to a rate of 5.49% and 5.67% prior to modification, respectively. For the three and six months ended June 30, 2012, the TDRs had weighted average modified interest rate of approximately 4.52% and 5.11%, respectively, compared to a rate of 5.08% and 5.93% prior to modification, respectively.

The following table presents loans modified as TDRs within the previous 12 months from June 30, 2013 and 2012, and for which there was a payment default (90 days or more past due) at the quarter ended June 30, 2013 and 2012.

	June 30,
	2013		2012
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	1	$1,445	1	$903
Total mortgage loans	1	1,445	1	903

Total restructured loans	1	$1,445	1	$903

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

Three Months Ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2013
Balance at beginning of period	$36,393	23,501	4,821	64,715	5,319	70,034
Provision charged to operations	(2,789)	396	660	(1,733)	2,733	1,000
Recoveries of loans previously charged off	115	199	263	577	—	577
Loans charged off	(3,049)	(286)	(1,271)	(4,606)	—	(4,606)

Balance at end of period	$30,670	23,810	4,473	58,953	8,052	67,005

2012
Balance at beginning of period	$37,683	20,962	5,783	64,428	9,568	73,996
Provision charged to operations	749	4,353	216	5,318	(1,818)	3,500
Recoveries of loans previously charged off	78	499	385	962	—	962
Loans charged off	(1,075)	(4,243)	(788)	(6,106)	—	(6,106)

Balance at end of period	$37,435	21,571	5,596	64,602	7,750	72,352

Six Months Ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2013
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	(3,611)	4,248	658	1,295	1,205	2,500
Recoveries of loans previously charged off	343	313	506	1,162	—	1,162
Loans charged off	(4,024)	(1,066)	(1,915)	(7,005)	—	(7,005)

Balance at end of period	$30,670	23,810	4,473	58,953	8,052	67,005

2012
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	131	3,315	1,316	4,762	3,738	8,500
Recoveries of loans previously charged off	120	697	630	1,447	—	1,447
Loans charged off	(2,259)	(7,822)	(1,865)	(11,946)	—	(11,946)

Balance at end of period	$37,435	21,571	5,596	64,602	7,750	72,352

Impaired loans receivable by class are summarized as follows (in thousands):

	At June 30, 2013					At December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$10,949	8,352	—	8,849	139	7,241	5,309	—	5,395	155
Commercial	13,688	12,893	—	13,016	—	17,656	14,104	—	16,579	82
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,673	—	8,774	—	9,810	8,896	—	9,738	—

Total	34,447	29,918	—	30,639	139	34,707	28,309	—	31,712	237
Commercial loans	19,711	17,484	—	18,341	55	7,252	6,117	—	7,064	53
Consumer loans	770	635	—	695	11	84	58	—	71	2

Total loans	54,928	48,037	—	49,675	205	42,043	34,484	—	38,847	292

Loans with an allowance recorded
Mortgage loans:
Residential	$17,796	16,426	2,224	16,968	272	14,139	13,133	1,805	13,206	378
Commercial	37,825	36,964	3,013	37,162	493	37,739	37,083	3,367	37,490	990
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—

Total	55,621	53,390	5,237	54,130	765	51,878	50,216	5,172	50,696	1,368
Commercial loans	13,207	13,206	1,468	13,664	336	24,545	23,690	1,949	24,777	689
Consumer loans	1,196	1,167	117	1,179	27	1,277	1,240	90	1,291	46

Total loans	$70,024	67,763	6,822	68,973	1,128	77,700	75,146	7,211	76,764	2,103

Total
Mortgage loans:
Residential	$28,745	24,778	2,224	25,817	411	21,380	18,442	1,805	18,601	533
Commercial	51,513	49,857	3,013	50,178	493	55,395	51,187	3,367	54,069	1,072
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,673	—	8,774	—	9,810	8,896	—	9,738	—

Total	90,068	83,308	5,237	84,769	904	86,585	78,525	5,172	82,408	1,605
Commercial loans	32,918	30,690	1,468	32,005	391	31,797	29,807	1,949	31,841	742
Consumer loans	1,966	1,802	117	1,874	38	1,361	1,298	90	1,362	48

Total loans	$124,952	115,800	6,822	118,648	1,333	119,743	109,630	7,211	115,611	2,395

Specific allocations of the allowance for loan losses attributable to impaired loans totaled $6,822,000 and $7,211,000 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, impaired loans for which there was no related allowance for loan losses totaled $48,037,000 and $34,484,000, respectively. The average balance of impaired loans during the six months ended June 30, 2013 was $118,648,000.

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

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At June 30, 2013
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$7,408	12,921	—	—	20,329	20,865	1,765	42,959
Substandard	24,667	65,685	412	8,673	99,437	58,477	3,643	161,557
Doubtful	—	—	—	—	—	1,593	—	1,593
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	32,075	78,606	412	8,673	119,766	80,935	5,408	206,109
Pass/Watch	1,174,293	1,308,000	799,428	153,659	3,435,380	795,847	562,731	4,793,958

Total outstanding loans	$1,206,368	1,386,606	799,840	162,332	3,555,146	876,782	568,139	5,000,067

	At December 31, 2012
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$11,986	14,816	—	—	26,802	17,076	1,808	45,686
Substandard	29,293	79,235	412	13,642	122,582	54,200	5,666	182,448
Doubtful	—	—	—	—	—	464	—	464
Loss	—	—	—	—	—	—	—	—

Total classified and criticized	41,279	94,051	412	13,642	149,384	71,740	7,474	228,598
Pass/Watch	1,223,736	1,255,899	723,546	106,491	3,309,672	794,655	571,692	4,676,019

Total outstanding loans	$1,265,015	1,349,950	723,958	120,133	3,459,056	866,395	579,166	4,904,617

Note 4. Deposits

Deposits at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Savings	$945,328	914,787
Money market	1,321,926	1,357,046
NOW	1,277,779	1,334,813
Non-interest bearing	820,905	864,152
Certificates of deposit	882,974	957,473

	$5,248,912	5,428,271

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

Net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2013 and 2012 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	—	60	63	$—	—	120	126
Interest cost	318	322	245	261	636	644	490	522
Expected return on plan assets	(792)	(645)	—	—	(1,584)	(1,290)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(2)	(2)
Amortization of the net loss (gain)	338	357	4	(3)	676	714	8	6

Net periodic benefit cost (increase)	$(136)	34	308	326	$(272)	68	616	652

In its consolidated financial statements for the year ended December 31, 2012, the Company previously disclosed that it does not expect to contribute to the Plan in 2013. As of June 30, 2013, no contributions to the Plan have been made.

The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2013 were calculated using the actual January 1, 2013 pension valuation and the estimated results of the other post-retirement benefits January 1, 2013 valuations.

Note 6. Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) in July 2013 issued Accounting Standards Update (“ASU “) No. 2013-11, “ Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

The FASB in January 2013 issued ASU No. 2013-01, “Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the scope of the new offsetting disclosures required under ASU 2011-11. It is limited to (1) derivatives, (2) repurchase and reverse repurchase agreements, and (3) securities borrowing and lending transactions, that are either: offset in the statement of financial positions in accordance with ASC 210, “Balance Sheet Presentation”, or ASC 815, “Derivatives and Hedging “, or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. This guidance did not have a significant impact on the Company’s consolidated financial statements.

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

Assets Measured at Fair Value on a Recurring Basis

The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2013 and June 30, 2012.

Securities Available for Sale

For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

Assets Measured at Fair Value on a Non-Recurring Basis

The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2013 and December 31, 2012.

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

There were no changes to the valuation techniques for fair value measurements as of June 30, 2013 and December 31, 2012.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$94,407	94,407	—	—
Mortgage-backed securities	1,068,309	—	1,068,309	—
State and municipal obligations	11,709	—	11,709	—
Equity securities	353	353	—	—

	$1,174,778	94,760	1,080,018	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$37,808	—	—	37,808
Foreclosed assets	13,740	—	—	13,740

	$51,548	—	—	51,548

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$91,017	91,017	—	—
Mortgage-backed securities	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	—	10,316	—
Equity securities	344	344	—	—

	$1,264,002	91,361	1,172,641	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$43,251	—	—	43,251
Foreclosed assets	12,473	—	—	12,473

	$55,724	—	—	55,724

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013.

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

The fair value for significant non-performing loans was based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows and estimated selling costs. The Company classifies the estimated fair value of its non-performing loan portfolio as Level 3.

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

The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2013 and December 31, 2012. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$80,505	80,505	80,505	—	—
Securities available for sale:
Agency obligations	94,407	94,407	94,407	—	—
Mortgage-backed securities	1,068,309	1,068,309	—	1,068,309	—
State and municipal obligations	11,709	11,709	—	11,709	—
Equity securities	353	353	353	—	—

Total securities available for sale	$1,174,778	1,174,778	94,760	1,080,018	—

Investment securities held to maturity:
Agency obligations	$5,500	5,442	5,442	—	—
Mortgage-backed securities	7,370	7,706	—	7,706	—
State and municipal obligations	328,523	329,912	—	329,912	—
Corporate obligations	10,443	10,434	—	10,434	—

Total securities held to maturity	$351,836	353,494	5,442	348,052	—

FHLB-NY stock	47,052	47,052	47,052	—	—
Loans, net of allowance for loan losses	4,931,342	5,076,556	—	—	5,076,556

Financial liabilities:
Deposits other than certificates of deposits	$4,365,938	4,365,938	4,365,938	—	—
Certificates of deposit	882,974	892,776	—	892,776	—

	5,248,912	5,258,714	4,365,646	892,776	—

Borrowings	$969,123	989,506	—	989,506	—

		Fair Value Measurements at December 31, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$103,823	103,823	103,823	—	—
Securities available for sale:
Agency obligations	91,017	91,017	91,017	—	—
Mortgage-backed securities	1,162,325	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	10,316	—	10,316	—
Equity securities	344	344	344	—	—

Total securities available for sale	$1,264,002	1,264,002	91,361	1,172,641	—

Investment securities held to maturity:
Agency obligations	$4,705	4,739	4,739	—	—
Mortgage-backed securities	11,123	11,583	—	11,583	—
State and municipal obligations	336,078	350,825	—	350,825	—
Corporate obligations	7,558	7,769	—	7,769	—

Total securities held to maturity	$359,464	374,916	4,739	370,177	—

FHLB-NY stock	37,543	37,543	37,543	—	—
Loans, net of allowance for loan losses	4,834,351	5,025,700	—	—	5,025,700

Financial liabilities:
Deposits other than certificates of deposits	$4,470,798	4,470,483	4,470,483	—	—
Certificates of deposit	957,473	968,668	—	968,668	—

Total deposits	$5,428,271	5,439,151	4,470,483	968,668

Borrowings	$803,264	834,244	—	834,244	—

Note 8. Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,
	2013			2012
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(21,239)	8,677	(12,562)	$208	(85)	123
Reclassification adjustment for gains included in net income	(423)	173	(250)	(1)	—	(1)

Total	(21,662)	8,850	(12,812)	207	(85)	122

Amortization related to post retirement obligations	342	(140)	202	360	(148)	212

Total other comprehensive (loss) income	$(21,320)	8,710	(12,610)	$567	(233)	334

	Six months ended June 30,
	2013			2012
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):

Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(23,977)	9,795	(14,182)	$2,615	(1,068)	1,547
Reclassification adjustment for gains included in net income	(934)	382	(552)	(2,184)	892	(1,292)

Total	(24,910)	10,176	(14,734)	431	(176)	255

Amortization related to post retirement obligations	781	(320)	461	(297)	121	(176)

Total other comprehensive (loss) income	$(24,130)	9,857	(14,273)	$134	(55)	79

The following table presents the changes in the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
Three months ended June 30, 2013	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at March 31, 2013	$15,039	(8,986)	6,053
Current - period other comprehensive (loss) income	(12,812)	202	(12,610)

Balance at June 30, 2013	$2,227	(8,784)	(6,557)

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
Six months ended June 30, 2013	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$16,961	(9,245)	7,716
Current - period other comprehensive (loss) income	(14,734)	461	(14,273)

Balance at June 30, 2013	$2,227	(8,784)	(6,557)

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income for the Three Months Ended June 30, 2013
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net gains on the sale of securities available for sale	$423	Net gain on securities transactions
	(173)	Income tax expense

	250	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	342	Compensation and employee benefits (1)
	(140)	Income tax expense

	202	Net of tax

Total reclassifications	$452	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income for the Six Months Ended June 30, 2013
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net gains on the sale of securities available for sale	$934	Net gain on securities transactions
	(382)	Income tax expense

	552	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	684	Compensation and employee benefits (1)
	(279)	Income tax expense

	405	Net of tax

Total reclassifications	$957	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

Note 9. Subsequent Events

On July 17, 2013, 2.6 million non-qualified stock options that were granted shortly after the Company’s 2003 initial public offering expired. In the third quarter of 2013, the Company incurred an income tax expense of $3.9 million in connection with the write-off of the deferred tax asset associated with these options. Following this expiration, the Company had remaining a $949,000 deferred tax asset related to non-qualified stock options outstanding, with expiration dates ranging from 2014 to 2023.

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

Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as, the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least once each calendar year and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2013, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages for the multi-family loan portfolio were disaggregated from the commercial real estate portfolio, as the portfolio has increased significantly over the last several years and its risk profile has become more differentiated. Other GVA percentages were updated, where appropriate, based upon the current analysis of historical loss experience.

Management believes the primary risks inherent in the portfolio are a continued decline in the economy, generally a decline in real estate market values, rising unemployment or a protracted period of unemployment at current elevated levels, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.

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

At June 30, 2013, the carrying value of goodwill was $352.6 million. Management has evaluated potential goodwill impairment triggers and based upon its qualitative assessment of goodwill, has determined that goodwill was not impaired and no further analysis was warranted.

The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three and six months ended June 30, 2013 or 2012, respectively.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At June 30, 2013, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2013 AND DECEMBER 31, 2012

Total assets decreased $9.6 million, or 0.1%, to $7.27 billion at June 30, 2013, from $7.28 billion at December 31, 2012, primarily due to decreases in total investments and cash and cash equivalents, partially offset by an increase in total loans.

Total investments decreased $87.3 million, or 5.3%, to $1.57 billion at June 30, 2013, from $1.66 billion at December 31, 2012, largely due to principal repayments on mortgage-backed securities, maturities of municipal and agency bonds, and the sale of certain mortgage-backed securities which had a heightened risk of prepayment, partially offset by purchases of mortgage-backed and municipal securities.

Cash and cash equivalents decreased $23.3 million to $80.5 million at June 30, 2013, from $103.8 million at December 31, 2012. The decline in cash was attributable to a decrease in total deposits and an increase in total loans, partially offset by an increase in total borrowings and a decrease in total investments.

Total loans increased $93.6 million during the six months ended June 30, 2013 to $5.0 billion. Loan growth was tempered by the repayment of $17.3 million on two shared national credits during the six months ended June 30, 2013. Loan originations totaled $813.7 million and loan purchases totaled $4.6 million for the six months ended June 30, 2013. The loan portfolio had net increases of $75.9 million in multi-family mortgage loans, $42.2 million in construction loans, $36.7 million in commercial mortgage loans, and $10.4 million in commercial loans, which were partially offset by net decreases of $58.6 million and $11.0 million in residential mortgage and consumer loans, respectively. Commercial real estate, commercial and construction loans represented 64.5% of the loan portfolio at June 30, 2013, compared to 62.4% at December 31, 2012.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at June 30, 2013 was $7.9 million. Of this total, 5 loans totaling $170,000 were 90 days or more delinquent. General valuation reserves of 6.5%, or $11,050, were allocated to the loans which were 90 days or more delinquent at June 30, 2013.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $45.3 million and $11.8 million, respectively, at June 30, 2013. At June 30, 2013, there were no SNCs which were 90 days or more delinquent.

The Company had outstanding junior lien mortgages totaling $234.8 million at June 30, 2013. Of this total, 33 loans totaling $2.3 million were 90 days or more delinquent. General valuation reserves of 10%, or $230,000, were allocated to the loans which were 90 days or more delinquent at June 30, 2013.

At June 30, 2013, the Company had outstanding indirect marine loans totaling $36.5 million. No indirect marine loans were 90 days or more delinquent at June 30, 2013. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans:
Residential	$24,667	29,293
Commercial	28,168	29,072
Multi-family	412	412
Construction	8,673	8,896

Total mortgage loans	61,920	67,673
Commercial loans	23,112	25,467
Consumer loans	3,803	5,850

Total non-performing loans	88,835	98,990
Foreclosed assets	13,740	12,473

Total non-performing assets	$102,575	111,463

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans:
Residential	$7,408	11,986
Commercial	457	12,194

Total mortgage loans	7,865	24,180
Commercial loans	62	70
Consumer loans	1,716	1,808

Total 60-89 day delinquent loans	$9,643	26,058

At June 30, 2013, the allowance for loan losses totaled $67.0 million, or 1.34% of total loans, compared with $70.3 million, or 1.43% of total loans at December 31, 2012. Total non-performing loans were $88.8 million, or 1.78% of total loans at June 30, 2013, compared to $99.0 million, or 2.02% of total loans at December 31, 2012. The $10.2 million decrease in non-performing loans consisted of a $4.6 million decrease in non-performing residential loans, a $2.4 million decrease in non-performing commercial loans, a $2.0 million decrease in non-performing consumer loans and a $905,000 decrease in non-performing commercial mortgage loans.

At June 30, 2013, the Company held $13.7 million of foreclosed assets, compared with $12.5 million at December 31, 2012. Foreclosed assets at June 30, 2013, consisted of $5.4 million of residential real estate, $8.0 million of commercial real estate and $368,000 of marine vessels.

Non-performing assets totaled $102.6 million, or 1.41% of total assets at June 30, 2013, compared to $111.5 million, or 1.53% of total assets at December 31, 2012.

Total deposits decreased $179.4 million, or 3.3%, during the six months ended June 30, 2013 to $5.25 billion. Core deposits, which consists of savings and demand deposit accounts, decreased $104.9 million, or 2.3%, to $4.37 billion at June 30, 2013, from $4.47 billion at December 31, 2012. The majority of the core deposit decrease was in demand and money market deposits, largely related to the cyclical outflow of municipal deposits. It also included certain expected outflows resulting from customers’ tax planning considerations earlier in the year. Time deposits decreased $74.5 million, or 7.8%, to $883.0 million at June 30, 2013, with the majority of the decrease occurring in the 9-, 12- and 60-month maturity categories. Core deposits represented 83.2% of total deposits at June 30, 2013, compared to 82.4% at December 31, 2012.

Borrowed funds increased $165.9 million, or 20.6% during the six months ended June 30, 2013, to $969.1 million, as longer-term wholesale funding was added to mitigate interest rate risk, and shorter-term wholesale funding was used to manage the cyclical outflow of municipal deposits. Borrowed funds represented 13.3% of total assets at June 30, 2013, an increase from 11.0% at December 31, 2012.

Stockholders’ equity increased $5.3 million, or 0.5% during the six months ended June 30, 2013, to $986.6 million, due to net income earned for the period, partially offset by dividends paid to stockholders, common stock repurchases and a decline in unrealized gains on securities available for sale. Common stock repurchases for the six months ended June 30, 2013 totaled 397,483 shares at an average cost of $14.80 per share. At June 30, 2013, 3.7 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors. At June 30, 2013, book value per share and tangible book value per share were $16.48 and $10.52, respectively, compared with $16.37 and $10.40, respectively, at December 31, 2012.

Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB-NY and approved broker-dealers.

Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows.

As of June 30, 2013, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2013
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$274,283	4.00%	$559,302	8.16%
Tier 1 risk-based capital	200,485	4.00	559,302	11.16
Total risk-based capital	400,969	8.00	622,007	12.41

Company:
Regulatory Tier 1 leverage capital	$274,310	4.00%	$634,691	9.26%
Tier 1 risk-based capital	200,470	4.00	634,691	12.66
Total risk-based capital	400,938	8.00	697,392	13.92

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

General. The Company reported net income of $19.2 million, or $0.34 per basic and diluted share for the three months ended June 30, 2013, compared to net income of $16.0 million, or $0.28 per basic and diluted share for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company reported net income of $37.1 million, or $0.65 per basic and diluted share, compared to net income of $34.4 million, or $0.60 per basic and diluted share for the same period last year.

Earnings for the three and six months ended June 30, 2013 were aided by a continued improvement in asset quality and a related reduction in the provision for loan losses compared with the same periods last year. Year-over-year growth in both average loans outstanding and average non-interest bearing demand deposits has mitigated compression in the net interest margin and the related adverse impact on net interest income.

Net Interest Income. Total net interest income decreased $1.2 million, or 2.1%, to $53.4 million for the quarter ended June 30, 2013, from $54.6 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, total net interest income decreased $2.1 million, or 1.9%, to $107.3 million, from $109.4 million for the same period in 2012. Interest income for the second quarter of 2013 decreased $3.6 million to $62.4 million, from $66.0 million for the same period in 2012. For the six months ended June 30, 2013, interest income decreased $7.2 million to $125.7 million, from $132.9 million for the six months ended June 30, 2012. Interest expense decreased $2.4 million, or 21.3%, to $9.0 million for the quarter ended June 30, 2013, from $11.4 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, interest expense decreased $5.1 million, or 21.6%, to $18.4 million, from $23.5 million for the six months ended June 30, 2012. The decline in net interest income for the three and six months ended June 30, 2013, versus the comparable 2012 periods, resulted from compression in the net interest margin, which was partially mitigated by the increase in average interest earning assets, primarily average loans outstanding, partially funded with the growth in non-interest bearing demand deposits.

The net interest margin for the quarter ended June 30, 2013 decreased 10 basis points to 3.29%, compared with 3.39% for the quarter ended June 30, 2012. The decrease in the net interest margin for the quarter ended June 30, 2013, compared with the same period last year, was primarily attributable to reductions in the weighted average yield on interest-earning assets, which declined 27 basis points to 3.84% for the quarter ended June 30, 2013, compared with 4.11% for the quarter ended June 30, 2012. The weighted average cost of interest bearing liabilities declined 18 basis points to 0.67% for the quarter ended June 30, 2013, compared with 0.85% for the second quarter of 2012. The average cost of interest bearing deposits for the quarter ended June 30, 2013 was 0.41%, compared with 0.58% for the same period last year. Average non-interest bearing demand deposits totaled $807.2 million for the quarter ended June 30, 2013, compared with $689.3 million for the quarter ended June 30, 2012. The average cost of borrowed funds for the quarter ended June 30, 2013 was 2.03%, compared with 2.20% for the same period last year.

For the six months ended June 30, 2013, the net interest margin decreased 9 basis points to 3.32%, compared with 3.41% for the six months ended June 30, 2012. The weighted average yield on interest-earning assets declined 26 basis points to 3.89% for the six months ended June 30, 2013, compared with 4.15% for the six months ended June 30, 2012, while the weighted average cost of interest bearing liabilities declined 18 basis points to 0.69% for the six months ended June 30, 2013, compared with 0.87% for the same period in 2012. The average cost of interest bearing deposits for the six months ended June 30, 2013 was 0.43%, compared with 0.60% for the same period last year. Average non-interest bearing demand deposits totaled $813.3 million for the six months ended June 30, 2013, compared with $679.7 million for the six months ended June 30, 2012. The average cost of borrowings for the six months ended June 30, 2013 was 2.13%, compared with 2.22% for the same period last year.

Interest income on loans secured by real estate decreased $1.1 million to $37.6 million, or 2.8% for the three months ended June 30, 2013, from $38.7 million for the three months ended June 30, 2012. Consumer loan interest income decreased $460,000, or 7.3%, to $5.9 million for the three months ended June 30, 2013, from $6.3 million for the three months ended June 30, 2012. Commercial loan interest income decreased $150,000 to $10.1 million, or 1.5% for the three months ended June 30, 2013, from $10.2 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, the average balance of net loans increased $240.5 million to $4.86 billion, from $4.62 billion for the same period in 2012. The average loan yield for the three months ended June 30, 2013, decreased 37 basis points to 4.39%, from 4.76% for the same period in 2012.

Interest income on loans secured by real estate decreased $1.7 million, to $76.0 million for the six months ended June 30, 2013, from $77.6 million for the six months ended June 30, 2012. Consumer loan interest income decreased $792,000, or 6.3%, to $11.8 million for the six months ended June 30, 2013, from $12.6 million for the six months ended June 30, 2012. Interest income on commercial loans decreased $549,000, or 2.7%, to $20.0 million for the six months ended June 30, 2013, from $20.6 million for the six months ended June 30, 2012. The average loan yield for the six months ended June 30, 2013, decreased 35 basis points to 4.45%, from 4.80% for the same period in 2012. For the six months ended June 30, 2013, the average balance of net loans increased $243.0 million, or 5.3%, to $4.84 billion, from $4.60 billion for the same period in 2012.

The average yield on total securities decreased to 2.20% for the three months ended June 30, 2013, compared with 2.42% for the same period in 2012. For the six months ended June 30, 2013, the average yield on all securities was 2.20%, compared with 2.48% for the same period in 2012.

Interest income on investment securities held to maturity decreased $224,000, or 7.5%, to $2.8 million for the quarter ended June 30, 2013, compared to the same period last year. Average investment securities held to maturity decreased $5.6 million, to $351.7 million for the quarter ended June 30, 2013, from $357.2 million for the same period last year. For the six months ended June 30, 2013, interest income on investment securities held to maturity decreased $303,000, or 5.1%, to $5.6 million, from $5.9 million for the same period in 2012. Average investment securities held to maturity increased $536,000, to $351.0 million for the six months ended June 30, 2013, from $350.5 million for the same period last year.

Interest income on securities available for sale and FHLB-NY stock decreased $1.7 million, or 21.7%, to $6.1 million for the quarter ended June 30, 2013, from $7.8 million for the quarter ended June 30, 2012. The average balance of securities available for sale and FHLB-NY stock decreased $173.9 million, or 12.2%, to $1.25 billion for the three months ended June 30, 2013, from $1.42 billion for the same period in 2012. For the six months ended June 30, 2013, interest income on securities available for sale and FHLB-NY stock decreased $3.8 million, or 23.7%, to $12.3 million, from $16.1 million for the six months ended June 30, 2012. The average balance of securities available for sale and FHLB-NY stock decreased $151.2 million, or 10.7%, to $1.27 billion for the six months ended June 30, 2013, from $1.42 billion for the same period in 2012.

Interest paid on deposit accounts decreased $1.9 million, or 29.2%, to $4.6 million for the quarter ended June 30, 2013, from $6.5 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, interest paid on deposit accounts declined $3.9 million, or 29.2%, to $9.6 million, from $13.5 million for the six months ended June 30, 2012. The average cost of interest-bearing deposits decreased to 0.41% and 0.43% for the three and six months ended June 30, 2013, respectively, from 0.58% and 0.60% for the three and six months ended June 30, 2012, respectively. The average balance of interest-bearing core deposit accounts increased $137.9 million, or 4.0%, to $3.59 billion for the quarter ended June 30, 2013, from $3.45 billion for the quarter ended June 30, 2012. For the six months ended June 30, 2013, average interest-bearing core deposits increased $177.3 million, or 5.2%, to $3.60 billion, from $3.42 billion for the same period in 2012. Average time deposit account balances decreased $160.9 million, or 15.2%, to $896.6 million for the quarter ended June 30, 2013, from $1.06 billion for the same period in 2012. For the six months ended June 30, 2013, average time deposits decreased $170.1 million, or 15.7%, to $913.8 million, from $1.08 billion for the same period in 2012.

Interest paid on borrowed funds decreased $543,000, or 11.0%, to $4.4 million for the quarter ended June 30, 2013, from $4.9 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, interest paid on borrowed funds decreased $1.1 million, or 11.3%, to $8.8 million, from $10.0 million for the six months ended June 30, 2012. The average cost of borrowings decreased to 2.03% and 2.13% for the three and six months ended June 30, 2013, respectively, from 2.20% and 2.22% for the three and six months ended June 30, 2012, respectively. Average borrowings decreased $32.7 million, or 3.6%, to $870.4 million for the quarter ended June 30, 2013, from $903.1 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, average borrowings decreased $64.1 million, or 7.1%, to $837.9 million, from $901.9 million for the six months ended June 30, 2012.

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

The Company recorded provisions for loan losses of $1.0 million and $2.5 million for the three and six months ended June 30, 2013, respectively. This compared with provisions for loan losses of $3.5 million and $8.5 million recorded for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, the Company had net charge-offs of $4.0 million and $5.8 million, respectively, compared with net charge-offs of $5.1 million and $10.5 million, respectively, for the same periods in 2012. At June 30, 2013, the Company’s allowance for loan losses was $67.0 million, or 1.34% of total loans, compared with $70.3 million, or 1.43% of total loans at December 31, 2012.

Non-Interest Income. Non-interest income totaled $12.6 million for the quarter ended June 30, 2013, an increase of $3.3 million, or 35.3%, compared to the same period in 2012. Income related to Bank-owned life insurance (“BOLI”) increased $1.7 million for the three months ended June 30, 2013, compared to the same period in 2012, primarily due to the recognition of a $1.5 million policy claim. For the quarter ended June 30, 2013, fee income increased $907,000 to $8.3 million, from $7.4 million for the three months ended June 30, 2012, largely due to an increase in commercial loan prepayment fee income. Additionally, net gains on securities transactions increased $422,000 for the three months ended June 30, 2013, compared to the same period in 2012, as the Company sold certain mortgage-backed securities which had a heightened risk of accelerated prepayment. The proceeds from these sales were reinvested in similar securities with more stable projected cash flows. Furthermore, other income increased $281,000 for the three months ended June 30, 2013, compared to the same period in 2012, principally due to a recovery of medical plan administrative costs and a reduction in net losses on the sale of foreclosed real estate, partially offset by a decrease in gains on loan sales.

For the six months ended June 30, 2013, non-interest income totaled $22.6 million, an increase of $511,000, or 2.3%, compared to the same period in 2012. BOLI income increased $1.5 million for the six months ended June 30, 2013, compared to the same period in the prior year, principally due to the recognition of a policy claim. Also contributing to the increase in non-interest income, fee income increased $792,000, to $16.3 million for the six months ended June 30, 2013, compared with the same period in 2012, largely due to an increase in prepayment fees on commercial loans. Net gains on securities transactions for the six months ended June 30, 2013, declined $1.3 million, compared to the same period in 2012. In addition, other income decreased $563,000 for the six months ended June 30, 2013, compared with the same period in 2012, primarily due to a decrease in gains on loan sales.

Non-Interest Expense For the three months ended June 30, 2013, non-interest expense increased $57,000, to $37.8 million, compared to the three months ended June 30, 2012. Data processing expense increased $185,000 for the three months ended June 30, 2013, compared with the same period in 2012, because of increased software maintenance expense, partially offset by lower core processing fees. In addition, advertising expenses increased $149,000, or 13.2%, to $1.3 million and other operating expenses increased $94,000, or 1.4%, to $7.0 million for the quarter ended June 30, 2013, from $6.9 million for the same period in 2012. Partially offsetting these increases in non-interest expense, the amortization of intangibles decreased $202,000 for the three months ended June 30, 2013, compared with the same period in 2012, as a result of scheduled reductions in core deposit intangible amortization. Net occupancy expense decreased $118,000 for the three months ended June 30, 2013, compared with the same period in 2012, primarily due to lower equipment maintenance expense. In addition, compensation and benefits expense decreased

$45,000 for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, due to reduced employee medical and retirement benefit costs, partially offset by an increased incentive compensation accrual.

The Company’s annualized non-interest expense as a percentage of average assets was 2.10% for the quarter ended June 30, 2013, compared with 2.13% for the same period in 2012. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 57.25% for the quarter ended June 30, 2013, compared with 59.07% for the same period in 2012.

Non-interest expense for the six months ended June 30, 2013 was $74.8 million, an increase of $212,000 from the six months ended June 30, 2012. Compensation and benefits expense increased $518,000 to $41.0 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, due to higher salary expense associated with annual merit increases, an increased incentive compensation accrual, increased severance expense and increased payroll taxes, partially offset by reduced employee medical and retirement benefit costs. Data processing expense increased $219,000 for the six months ended June 30, 2013, compared to the same period in 2012, because of increased software maintenance expense, partially offset by lower core processing fees. Advertising expense increased $210,000 to $2.0 million, compared to the same period last year. In addition, net occupancy expense increased $62,000 to $10.3 million, compared to the same period last year, due to higher snow removal costs and increased depreciation expense related to branch renovations, partially offset by reduced equipment maintenance expense and lower rent expense, a portion of which was due to branch consolidations in 2012. Partially offsetting these increases in non-interest expense, amortization of intangibles decreased $430,000 for the six months ended June 30, 2013, compared to the same period last year, primarily a result of scheduled reductions in core deposit intangible amortization. Other operating expense decreased $221,000 for the six months ended June 30, 2013, compared to the same period in 2012, due largely to lower loan collection and loan administration expenses, a reduction in debit card maintenance expenses, combined with two non-recurring charges of $213,000 and $162,000 incurred in the prior year period related to the termination of a software contract in connection with the Beacon Trust Company integration and the consolidation of underperforming branches, respectively. Additionally, FDIC insurance expense decreased $146,000 to $1.2 million for the six months ended June 30, 2013, compared with the same period in 2012, primarily due to a lower assessment rate.

Income Tax Expense. For the three and six months ended June 30, 2013, the Company’s income tax expense was $8.0 million and $15.6 million, respectively, compared with $6.7 million and $14.0 million, for the three and six months ended June 30, 2012, respectively. The increase in income tax expense was primarily a function of growth in pre-tax income from taxable sources. The Company’s effective tax rate was 29.4% and 29.6% for the three and six months ended June 30, 2013, respectively, compared with 29.4% and 28.9% for both the three and six months ended June 30, 2012, respectively.

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

The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB of New York during periods of pricing dislocation.

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

Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2013 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	213,372	(1,237)	(0.6)
Static	214,609	—	—
+100	210,406	(4,203)	(2.0)
+200	204,692	(9,917)	(4.6)
+300	198,633	(15,976)	(7.4)

The preceding table indicates that, as of June 30, 2013, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 7.4%, or $16.0 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease 0.6%, or $1.2 million.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2013 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,251,354	43,503	3.6	16.5	2.8
Flat	1,207,851	—	—	16.1	—
+100	1,155,431	(52,420)	(4.3)	15.5	(3.3)
+200	1,095,059	(112,792)	(9.3)	14.9	(7.3)
+300	1,023,153	(184,698)	(15.3)	14.1	(12.3)

The preceding table indicates that as of June 30, 2013, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 15.3%, or $184.7 million. If rates were to decrease 100 basis points, the model forecasts a 3.6%, or $43.5 million increase in the present value of equity.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)

April 1, 2013 Through April 30, 2013	289,188	14.73	289,188	3,767,496

May 31, 2013 Through May 31, 2013	27,374	14.83	27,374	3,740,122

June 1, 2013 Through June 30, 2013	25,255	14.93	25,255	3,714,867

Total	341,817	14.76	341,817

(1)	On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.
(2)	On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which will commence upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed herewith:

3.1	Certificate of Incorporation of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

3.2	Amended and Restated Bylaws of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

4.1	Form of Common Stock Certificate of Provident Financial Services, Inc. (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241.)

10.1	Employment Agreement by and between Provident Financial Services, Inc and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/ File No. 001-31566.)

10.2	Form of Amended and Restated Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain executive officers. (Filed as an exhibit to the Company’s December 31, 2009 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 /File No. 001-31566.)

10.3	Amended and Restated Employee Savings Incentive Plan, as amended. (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.4	Employee Stock Ownership Plan (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission/Registration No. 333-98241) and Amendment No. 1 to the Employee Stock Ownership Plan (Filed as an exhibit to the Company’s June 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566).

10.5	Supplemental Executive Retirement Plan of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.6	Amended and Restated Supplemental Executive Savings Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7	Retirement Plan for the Board of Managers of The Provident Bank. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8	The Provident Bank Amended and Restated Voluntary Bonus Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9	Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as an exhibit to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.10	First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as an exhibit to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.11	The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.12	Provident Financial Services, Inc. 2003 Stock Option Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/File No. 001-31566.)

10.13	Provident Financial Services, Inc. 2003 Stock Award Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 4, 2003/ File No. 001-31566.)

10.14	Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566).

10.15	Consulting Services Agreement by and between The Provident Bank and Paul M. Pantozzi made as of September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.16	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated September 23, 2009. (Filed as an exhibit to the Company’s September 30, 2009 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009/File No. 001-31566.)

10.17	Written Description of Provident Financial Services, Inc.’s 2011 Cash Incentive Plan. (Filed as an exhibit to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 27, 2011/File No. 001-31566.)

10.18	Written Description of Provident Financial Services, Inc.’s 2012 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.19	Omnibus Incentive Compensation Plan. (Filed as an exhibit to the Company’s December 31,2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.20	Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566)

10.21	Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Raimonde dated as of February 21, 2013. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2013	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2013	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2013	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer