Form 10-Q
period 2013-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2013-11-08
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2013 there were 83,209,293 shares issued and 59,895,345 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 412,163 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2013 (Unaudited) and December 31, 2012
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$92,971	$101,850
Short-term investments	2,315	1,973
Total cash and cash equivalents	95,286	103,823
Securities available for sale, at fair value	1,146,144	1,264,002
Investment securities held to maturity (fair value of $359,424 at September 30, 2013 (unaudited) and $374,916 at December 31, 2012)	358,641	359,464
Federal Home Loan Bank stock	49,645	37,543
Loans	5,083,100	4,904,699
Less allowance for loan losses	66,008	70,348
Net loans	5,017,092	4,834,351
Foreclosed assets, net	7,282	12,473
Banking premises and equipment, net	67,406	66,120
Accrued interest receivable	21,302	24,002
Intangible assets	356,708	357,907
Bank-owned life insurance	149,269	147,286
Other assets	72,240	76,724
Total assets	$7,341,015	$7,283,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,488,066	$3,556,011
Savings deposits	921,685	914,787
Certificates of deposit of $100,000 or more	283,084	324,901
Other time deposits	562,838	632,572
Total deposits	5,255,673	5,428,271
Mortgage escrow deposits	21,953	21,238
Borrowed funds	1,016,446	803,264
Other liabilities	50,251	49,676
Total liabilities	6,344,323	6,302,449
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,863,653 shares outstanding at September 30, 2013 and 59,937,955 outstanding at December 31, 2012	832	832
Additional paid-in capital	1,024,589	1,021,507
Retained earnings	417,716	389,549
Accumulated other comprehensive income	(5,600)	7,716
Treasury stock	(390,881)	(386,270)
Unallocated common stock held by the Employee Stock Ownership Plan	(49,964)	(52,088)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,228)	(7,298)
Deferred compensation – Directors’ Deferred Fee Plan	7,228	7,298
Total stockholders’ equity	996,692	981,246
Total liabilities and stockholders’ equity	$7,341,015	$7,283,695
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2013 and 2012 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:
Real estate secured loans	$38,238	$38,544	$114,158	$116,175
Commercial loans	10,092	10,242	30,118	30,817
Consumer loans	5,918	6,343	17,750	18,967
Securities available for sale and Federal Home Loan Bank Stock	6,033	6,599	18,345	22,743
Investment securities held to maturity	2,694	2,987	8,300	8,896
Deposits, Federal funds sold and other short-term investments	9	42	30	58
Total interest income	62,984	64,757	188,701	197,656
Interest expense:
Deposits	4,354	6,155	13,917	19,660
Borrowed funds	4,633	4,887	13,481	14,866
Total interest expense	8,987	11,042	27,398	34,526
Net interest income	53,997	53,715	161,303	163,130
Provision for loan losses	1,200	3,500	3,700	12,000
Net interest income after provision for loan losses	52,797	50,215	157,603	151,130
Non-interest income:
Fees	9,792	7,532	26,070	23,018
Bank-owned life insurance	1,201	1,273	5,355	3,895
Net gain on securities transactions	40	298	974	2,482
Other income	697	687	1,913	2,466
Total non-interest income	11,730	9,790	34,312	31,861
Non-interest expense:
Compensation and employee benefits	21,106	19,838	62,103	60,317
Net occupancy expense	5,072	5,142	15,322	15,330
Data processing expense	2,644	2,712	7,913	7,762
FDIC insurance	1,073	1,277	3,547	3,897
Amortization of intangibles	318	511	1,345	1,968
Advertising and promotion expense	718	1,036	2,741	2,849
Other operating expenses	5,533	6,380	18,252	19,320
Total non-interest expense	36,464	36,896	111,223	111,443
Income before income tax expense	28,063	23,109	80,692	71,548
Income tax expense	11,987	6,955	27,560	20,963
Net income	$16,076	$16,154	$53,132	$50,585
Basic earnings per share	$0.28	$0.28	$0.93	$0.89
Average basic shares outstanding	57,241,270	57,194,046	57,205,175	57,133,164
Diluted earnings per share	$0.28	$0.28	$0.93	$0.88
Average diluted shares outstanding	57,357,344	57,238,819	57,279,935	57,169,844

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2013 and 2012 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$16,076	$16,154	$53,132	$50,585
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	779	3,352	(13,403)	4,899
Reclassification adjustment for gains included in net income	(24)	(176)	(576)	(1,468)
Total	755	3,176	(13,979)	3,431
Amortization related to post-retirement obligations	202	212	663	36
Total other comprehensive income (loss)	957	3,388	(13,316)	3,467
Total comprehensive income	$17,033	$19,542	$39,816	$54,052
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2013 and 2012 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	50,585	—	—	—	—	—	50,585
Other comprehensive income, net of tax	—	—	—	3,467	—	—	—	—	3,467
Cash dividends declared	—	—	(23,081)	—	—	—	—	—	(23,081)
Distributions from DDFP	—	—	—	—	—	—	69	(69)	—
Purchases of treasury stock	—	—	—	—	(5,620)	—	—	—	(5,620)
Shares issued dividend reinvestment plan	—	(1,641)	—	—	7,065	—	—	—	5,424
Stock option exercises	—	(6)	—	—	24	—	—	—	18
Allocation of ESOP shares	—	(290)	—	—	—	2,101	—	—	1,811
Allocation of SAP shares	—	3,246	—	—	—	—	—	—	3,246
Allocation of stock options	—	216	—	—	—	—	—	—	216
Balance at September 30, 2012	$832	$1,020,778	$390,515	$13,038	$(383,256)	$(53,364)	$(7,321)	$7,321	$988,543
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2013 and 2012 (Unaudited) (Continued)
(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	53,132	—	—	—	—	—	53,132
Other comprehensive loss, net of tax	—	—	—	(13,316)	—	—	—	—	(13,316)
Cash dividends paid	—	—	(24,965)	—	—	—	—	—	(24,965)
Distributions from DDFP	—	—	—	—	—	—	70	(70)	—
Purchases of treasury stock	—	—	—	—	(5,883)	—	—	—	(5,883)
Shares issued dividend reinvestment plan	—	(96)	—	—	997	—	—	—	901
Stock option exercises	—	(76)	—	—	275	—	—	—	199
Allocation of ESOP shares	—	(168)	—	—	—	2,124	—	—	1,956
Allocation of SAP shares	—	3,212	—	—	—	—	—	—	3,212
Allocation of stock options	—	210	—	—	—	—	—	—	210
Balance at September 30, 2013	$832	$1,024,589	$417,716	$(5,600)	$(390,881)	$(49,964)	$(7,228)	$7,228	$996,692
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2013 and 2012 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$53,132	$50,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,691	7,094
Provision for loan losses	3,700	12,000
Deferred tax expense (benefit)	4,863	(4,921)
Increase in cash surrender value of Bank-owned life insurance	(5,355)	(3,895)
Net amortization of premiums and discounts on securities	10,482	12,115
Accretion of net deferred loan fees	(2,957)	(2,603)
Amortization of premiums on purchased loans, net	1,068	1,272
Net increase in loans originated for sale	(20,539)	(32,826)
Proceeds from sales of loans originated for sale	21,500	34,581
Proceeds from sales of foreclosed assets	10,998	13,465
ESOP expense	1,956	1,811
Allocation of stock award shares	3,562	3,246
Allocation of stock options	210	216
Net gain on sale of loans	(961)	(1,753)
Net gain on securities transactions	(974)	(2,482)
Net gain on sale of premises and equipment	(42)	(32)
Net (gain) loss on sale of foreclosed assets	(18)	227
Decrease in accrued interest receivable	2,700	2,063
Increase in other assets	(7,008)	(6,343)
Increase (decrease) in other liabilities	575	(195)
Net cash provided by operating activities	83,583	83,625
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	77,817	61,882
Purchases of investment securities held to maturity	(78,608)	(66,579)
Proceeds from sales of securities	14,834	51,090
Proceeds from maturities, calls and paydowns of securities available for sale	298,894	353,493
Purchases of securities available for sale	(227,101)	(368,859)
Purchases of loans	(22,005)	(115,428)
Net increase in loans	(160,914)	(63,404)
Proceeds from sales of premises and equipment	35	65
Purchases of premises and equipment	(6,623)	(6,410)
Net cash used in investing activities	(103,671)	(154,150)
Cash flows from financing activities:
Net (decrease) increase in deposits	(172,598)	217,080
Increase in mortgage escrow deposits	715	385
Purchase of treasury Stock	(5,883)	(5,620)
Cash dividends paid to stockholders	(24,965)	(23,081)
Shares issued dividend reinvestment plan	901	5,424
Stock options exercised	199	18
Proceeds from long-term borrowings	215,000	—

Payments on long-term borrowings	(52,193)	(26,197)
Net increase (decrease) in short-term borrowings	50,375	(59,563)
Net cash provided by financing activities	11,551	108,446
Net (decrease) increase in cash and cash equivalents	(8,537)	37,921
Cash and cash equivalents at beginning of period	103,823	69,632
Cash and cash equivalents at end of period	$95,286	$107,553
Cash paid during the period for:
Interest on deposits and borrowings	$27,532	$34,854
Income taxes	$21,321	$20,318
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$6,408	$14,813
Fair Value of Assets Acquired	$—	$672
Goodwill and customer relationship intangible	$—	$(672)
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for all of 2013.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013			2012
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$16,076			$16,154
Basic earnings per share:
Income available to common stockholders	$16,076	57,241,270	$0.28	$16,154	57,194,046	$0.28
Dilutive shares		116,074			44,773
Diluted earnings per share:
Income available to common stockholders	$16,076	57,357,344	$0.28	$16,154	57,238,819	$0.28

	Nine months ended September 30,
	2013			2012
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$53,132			$50,585
Basic earnings per share:
Income available to common stockholders	$53,132	57,205,175	$0.93	$50,585	57,133,164	$0.89
Dilutive shares		74,760			36,680
Diluted earnings per share:
Income available to common stockholders	$53,132	57,279,935	$0.93	$50,585	57,169,844	$0.88
Anti-dilutive stock options and awards totaling 1,049,455 shares at September 30, 2013, were excluded from the earnings per share calculations.

Note 2. Investment Securities
At September 30, 2013, the Company had $1.15 billion and $358.6 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. Included in the Company’s investment portfolio are private label mortgage-backed securities. These investments may pose a higher risk of future impairment charges as a result of the uncertain economic environment and the potential negative effect on future performance of these private label mortgage-backed securities. The total number of all held to maturity and available for sale securities in an unrealized loss position as of September 30, 2013 totaled 269, compared with 65 at December 31, 2012. All securities with unrealized losses at September 30, 2013 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at September 30, 2013.
Securities Available for Sale
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for securities available for sale at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$86,327	414	(131)	86,610
Mortgage-backed securities	1,045,042	17,395	(12,806)	1,049,631
State and municipal obligations	9,429	211	(114)	9,526
Equity securities	307	70	—	377
	$1,141,105	18,090	(13,051)	1,146,144

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$90,443	574	—	91,017
Mortgage-backed securities	1,134,647	27,934	(256)	1,162,325
State and municipal obligations	9,933	384	(1)	10,316
Equity securities	307	37	—	344
	$1,235,330	28,929	(257)	1,264,002
The amortized cost and fair value of securities available for sale at September 30, 2013, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2013
	Amortized cost	Fair value
Due in one year or less	$23,090	23,201
Due after one year through five years	69,231	69,600
Due after five years through ten years	407	421
Due after ten years	3,028	2,914
Mortgage-backed securities	1,045,042	1,049,631
Equity securities	307	377
	$1,141,105	1,146,144

No securities were sold from the available for sale portfolio during the three months ended September 30, 2013. For the same period last year, proceeds from the sale of securities available for sale were $3,959,000 resulting in gross gains of $266,000 and no gross losses.
For the nine months ended September 30, 2013, proceeds from the sale of securities available for sale were $14,310,000, resulting in gross gains of $888,000 and no gross losses. For the same period last year, proceeds from the sale of securities available for sale were $51,090,000, resulting in gross gains of $2,425,000 and no gross losses. Also, for the nine months ended September 30, 2013, proceeds from calls on securities available for sale totaled $896,000, with no gains or losses recognized. There were no calls on securities available for sale for the nine months ended September 30, 2012.
The following table presents a roll-forward of the credit loss component of other-than-temporary impairment (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. OTTI recognized in earnings for credit-impaired debt securities is presented in two components based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment), or whether the current period is not the first time a debt security was credit impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows (in thousands):

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
The Company did not incur an OTTI charge on securities for the three and nine months ended September 30, 2013 or 2012, respectively.
The following table represents the Company’s disclosure regarding securities available for sale with temporary impairment at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$18,325	(131)	—	—	18,325	(131)
Mortgage-backed securities	440,273	(12,805)	344	(1)	440,617	(12,806)
State and municipal obligations	2,914	(114)	—	—	2,914	(114)
	$461,512	(13,050)	344	(1)	461,856	(13,051)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$59,521	(205)	11,012	(51)	70,533	(256)
State and municipal obligations	—	—	503	(1)	503	(1)
	$59,521	(205)	11,515	(52)	71,036	(257)
The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2013, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position at September 30, 2013 totaled 49, compared with 9 at December 31, 2012. The increase in the number of securities in an unrealized loss position at September 30, 2013, was a function of a steepened yield curve, as longer term market interest rates increased and spreads widened. At September 30, 2013, there were 4 private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $10,551,000 and unrealized losses totaling $240,000. Two of these private label mortgage-backed securities were below investment grade at September 30, 2013.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and nine months ended September 30, 2013. The Company concluded that no other-than-temporary impairment of the securities available for sale portfolio existed at September 30, 2013.
Investment Securities Held to Maturity
The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$6,380	22	(61)	6,341
Mortgage-backed securities	6,150	264	—	6,414
State and municipal obligations	335,793	6,527	(5,988)	336,332
Corporate obligations	10,318	80	(61)	10,337
	$358,641	6,893	(6,110)	359,424

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,705	34	—	4,739
Mortgage-backed securities	11,123	460	—	11,583
State and municipal obligations	336,078	15,332	(585)	350,825
Corporate obligations	7,558	211	—	7,769
	$359,464	16,037	(585)	374,916
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and nine months ended September 30, 2013, the Company recognized gross gains of $40,000 and $70,000, and gross losses of $0 and $2,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $19,635,000 and $42,113,000 for the three and nine months ended September 30, 2013, respectively. In addition, for the nine months ended September 30, 2013, the Company recognized gross gains of $18,000, and no gross losses, related to the sales of certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers. There were no sales of securities from the held to maturity portfolio for the three months ended September 30, 2013.
For the three and nine months ended September 30, 2012, the Company recognized gains of $32,000 and $57,000, respectively, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $4,719,000 and $7,071,000, respectively. There were no sales of securities from the held to maturity portfolio for the three and nine months ended September 30, 2012.
The amortized cost and fair value of investment securities in the held to maturity portfolio at September 30, 2013 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2013
	Amortized cost	Fair value
Due in one year or less	$35,518	35,687
Due after one year through five years	52,096	53,225
Due after five years through ten years	114,197	117,144
Due after ten years	150,680	146,954
Mortgage-backed securities	6,150	6,414
	$358,641	359,424
The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$4,144	(61)	—	—	4,144	(61)
State and municipal obligations	112,898	(5,833)	2,724	(155)	115,622	(5,988)
Corporate obligations	4,364	(61)	—	—	4,364	(61)
	$121,406	(5,955)	2,724	(155)	124,130	(6,110)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$30,992	(585)	—	—	30,992	(585)
	$30,992	(585)	—	—	30,992	(585)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of September 30, 2013, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position at September 30, 2013 totaled 220, compared with 56 at December 31, 2012. The increase in the number of securities in an unrealized loss position at September 30, 2013, was a function of a steepened yield curve, as longer term market interest rates increased and spreads widened on municipal securities, which represents the majority of the held to maturity portfolio. All temporarily impaired investment securities were investment grade at September 30, 2013.

Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans:
Residential	1,192,762	1,265,015
Commercial	1,375,372	1,349,950
Multi-family	859,908	723,958
Construction	190,526	120,133
Total mortgage loans	3,618,568	3,459,056
Commercial loans	891,510	866,395
Consumer loans	574,678	579,166
Total gross loans	5,084,756	4,904,617
Premiums on purchased loans	4,220	4,964
Unearned discounts	(63)	(78)
Net deferred fees	(5,813)	(4,804)
	$5,083,100	4,904,699
The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	September 30, 2013
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$13,868	5,248	22,729	41,845	1,150,917	1,192,762	—
Commercial	690	318	26,921	27,929	1,347,443	1,375,372	—
Multi-family	—	—	412	412	859,496	859,908	—
Construction	—	—	8,561	8,561	181,965	190,526	—
Total mortgage loans	14,558	5,566	58,623	78,747	3,539,821	3,618,568	—
Commercial loans	125	36	19,573	19,734	871,776	891,510	—
Consumer loans	2,103	1,628	3,388	7,119	567,559	574,678	—
Total loans	$16,786	7,230	81,584	105,600	4,979,156	5,084,756	—

	December 31, 2012
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$15,752	11,986	29,293	57,031	1,207,984	1,265,015	—
Commercial	535	12,194	29,072	41,801	1,308,149	1,349,950	—
Multi-family	—	—	412	412	723,546	723,958	—
Construction	—	—	8,896	8,896	111,237	120,133	—
Total mortgage loans	16,287	24,180	67,673	108,140	3,350,916	3,459,056	—
Commercial loans	1,840	70	25,467	27,377	839,018	866,395	—
Consumer loans	4,144	1,808	5,850	11,802	567,364	579,166	—
Total loans	$22,271	26,058	98,990	147,319	4,757,298	4,904,617	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $81.6 million and $99.0 million at September 30, 2013 and December 31, 2012, respectively. Included in non-accrual loans were $30.3 million and $33.0 million of loans which were less than 90 days past due at September 30, 2013 and December 31, 2012, respectively. There were no loans ninety days or greater past due and still accruing interest at September 30, 2013, or December 31, 2012.

The Company defines an impaired loan as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, all amounts due under the contractual terms of the loan agreement will not be collected. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon: (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3)the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.
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
At September 30, 2013, there were 148 impaired loans totaling $113.0 million. Included in this total were 116 TDRs related to 107 borrowers totaling $60.3 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2013. At December 31, 2012, there were 108 impaired loans totaling $109.6 million. Included in this total were 80 TDRs to 70 borrowers totaling $58.4 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2012.
Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	September 30, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$82,531	28,382	2,124	113,037
Collectively evaluated for impairment	3,536,037	863,128	572,554	4,971,719
Total	$3,618,568	891,510	574,678	5,084,756

	December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$78,525	29,807	1,298	109,630
Collectively evaluated for impairment	3,380,531	836,588	577,868	4,794,987
Total	$3,459,056	866,395	579,166	4,904,617
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$9,356	1,219	159	10,734	—	10,734
Collectively evaluated for impairment	26,047	22,208	4,405	52,660	2,614	55,274
Total	$35,403	23,427	4,564	63,394	2,614	66,008

	December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,172	1,949	90	7,211	—	7,211
Collectively evaluated for impairment	32,790	18,366	5,134	56,290	6,847	63,137
	$37,962	20,315	5,224	63,501	6,847	70,348
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

The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2013 and 2012 and their balances immediately prior to the modification date and post-modification as of September 30, 2013 and 2012.

	For the three months ended
	September 30, 2013			September 30, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	5	$726	$686	13	$5,332	$4,588
Commercial	—	—	—	1	276	276
Total mortgage loans	5	726	686	14	5,608	4,864
Commercial loans	2	1,546	1,529	3	301	273
Consumer loans	1	344	344	4	566	563
Total restructured loans	8	$2,616	$2,559	21	$6,475	$5,700

	For the nine months ended
	September 30, 2013			September 30, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	37	$7,284	7,383	28	$9,092	$7,977
Commercial	1	330	305	1	276	276
Total mortgage loans	38	7,614	7,688	29	9,368	8,253
Commercial loans	2	1,546	1,529	11	14,487	13,938
Consumer loans	6	812	798	7	1,064	991
Total restructured loans	46	$9,972	$10,015	47	$24,919	$23,182
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and nine months ended September 30, 2013 and 2012 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and nine months ended September 30, 2013 and 2012. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $229,000 and $428,000 for the three months ended

September 30, 2013 and 2012, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment. For the nine months ended September 30, 2013 and 2012, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $848,000 and $1,911,000, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2013, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.51% and 4.12%, respectively, compared to a rate of 6.77% and 6.04% prior to modification, respectively. For the three and nine months ended September 30, 2012, the TDRs had weighted average modified interest rate of approximately 4.28% and 4.91%, respectively, compared to a rate of 5.93% and 5.92% prior to modification, respectively.

The following table presents loans modified as TDRs within the previous 12 months from September 30, 2013 and 2012, and for which there was a payment default (90 days or more past due) at the quarter ended September 30, 2013 and 2012.

	September 30, 2013		September 30, 2012
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	1	$130	—	$—
Total mortgage loans	1	130	—	—
Consumer loans	—	$—	1	$53
Total restructured loans	1	$130	1	$53
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2013
Balance at beginning of period	$30,670	23,810	4,473	58,953	8,052	67,005
Provision charged to operations	5,091	527	1,021	6,639	(5,439)	1,200
Recoveries of loans previously charged off	739	420	303	1,462	1	1,463
Loans charged off	(1,097)	(1,330)	(1,233)	(3,660)	—	(3,660)
Balance at end of period	$35,403	23,427	4,564	63,394	2,614	66,008
2012
Balance at beginning of period	$37,435	21,571	5,596	64,602	7,750	72,352
Provision charged to operations	4,347	611	367	5,325	(1,825)	3,500
Recoveries of loans previously charged off	1,374	82	168	1,624	—	1,624
Loans charged off	(2,961)	(3,336)	(899)	(7,196)	—	(7,196)
Balance at end of period	$40,195	18,928	5,232	64,355	5,925	70,280

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2013
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	1,479	4,775	1,679	7,933	(4,233)	3,700
Recoveries of loans previously charged off	1,082	734	809	2,625	—	2,625
Loans charged off	(5,120)	(2,397)	(3,148)	(10,665)	—	(10,665)
Balance at end of period	$35,403	23,427	4,564	63,394	2,614	66,008
2012
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	4,478	3,927	1,682	10,087	1,913	12,000
Recoveries of loans previously charged off	1,494	779	798	3,071	—	3,071
Loans charged off	(5,220)	(11,159)	(2,763)	(19,142)	—	(19,142)
Balance at end of period	$40,195	18,928	5,232	64,355	5,925	70,280

The decrease in the unallocated portion of the allowance for loan losses for the three and nine months ended September 30, 2013 was primarily attributable to a reduced need for reserves in connection with the impact of Superstorm Sandy, as the degree of precision in estimating potential losses improved with the approach of the one-year anniversary of the storm. In addition, certain amounts previously considered in the unallocated portion of the allowance for loan losses were specifically allocated to individual credits as precision regarding estimates of collateral valuation increased.

Impaired loans receivable by class are summarized as follows (in thousands):

	September 30, 2013					December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,599	10,310	—	10,636	247	7,241	5,309	—	5,395	155
Commercial	7,385	6,151	—	6,674	—	17,656	14,104	—	16,579	82
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,896	—	9,738	—
Total	20,984	16,461	—	17,310	247	34,707	28,309	—	31,712	237
Commercial loans	14,533	13,184	—	14,171	71	7,252	6,117	—	7,064	53
Consumer loans	760	624	—	687	21	84	58	—	71	2
Total loans	36,277	30,269	—	32,168	339	42,043	34,484	—	38,847	292
Loans with an allowance recorded
Mortgage loans:
Residential	$14,981	14,445	1,991	14,899	382	14,139	13,133	1,805	13,206	378
Commercial	43,997	43,064	4,304	43,354	741	37,739	37,083	3,367	37,490	990
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,560	3,060	8,716	—	—	—	—	—	—
Total	68,788	66,069	9,355	66,969	1,123	51,878	50,216	5,172	50,696	1,368
Commercial loans	16,037	15,199	1,219	15,833	474	24,545	23,690	1,949	24,777	689
Consumer loans	1,529	1,500	160	1,517	41	1,277	1,240	90	1,291	46
Total loans	$86,354	82,768	10,734	84,319	1,638	77,700	75,146	7,211	76,764	2,103
Total
Mortgage loans:
Residential	$28,580	24,755	1,991	25,535	629	21,380	18,442	1,805	18,601	533
Commercial	51,382	49,215	4,304	50,028	741	55,395	51,187	3,367	54,069	1,072
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,560	3,060	8,716	—	9,810	8,896	—	9,738	—
Total	89,772	82,530	9,355	84,279	1,370	86,585	78,525	5,172	82,408	1,605
Commercial loans	30,570	28,383	1,219	30,004	545	31,797	29,807	1,949	31,841	742
Consumer loans	2,289	2,124	160	2,204	62	1,361	1,298	90	1,362	48
Total loans	$122,631	113,037	10,734	116,487	1,977	119,743	109,630	7,211	115,611	2,395
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $10,734,000 and $7,211,000 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, impaired loans for which there was no related allowance for loan losses totaled $30,269,000 and $34,484,000, respectively. The average balance of impaired loans during the nine months ended September 30, 2013 was $116,487,000.
The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” (pass) are rated 1through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by Credit Administration. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports concerning periodic loan review examinations by the independent third party are presented directly to both the Audit and Risk Committees of the Board of Directors.

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At September 30, 2013
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,248	13,083	—	—	18,331	30,401	1,627	50,359
Substandard	22,729	65,563	412	8,560	97,264	55,651	3,602	156,517
Doubtful	—	—	—	—	—	772	—	772
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	27,977	78,646	412	8,560	115,595	86,824	5,229	207,648
Pass/Watch	1,164,785	1,296,726	859,496	181,966	3,502,973	804,686	569,449	4,877,108
Total outstanding loans	$1,192,762	1,375,372	859,908	190,526	3,618,568	891,510	574,678	5,084,756

	At December 31, 2012
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$11,986	14,816	—	—	26,802	17,076	1,808	45,686
Substandard	29,293	79,235	412	13,642	122,582	54,200	5,666	182,448
Doubtful	—	—	—	—	—	464	—	464
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	41,279	94,051	412	13,642	149,384	71,740	7,474	228,598
Pass/Watch	1,223,736	1,255,899	723,546	106,491	3,309,672	794,655	571,692	4,676,019
Total outstanding loans	$1,265,015	1,349,950	723,958	120,133	3,459,056	866,395	579,166	4,904,617
Note 4. Deposits
Deposits at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Savings	$921,685	914,787
Money market	1,312,913	1,357,046
NOW	1,300,020	1,334,813
Non-interest bearing	875,133	864,152
Certificates of deposit	845,922	957,473
	$5,255,673	5,428,271
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

Net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2013 and 2012 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	—	60	63	$—	—	180	189
Interest cost	318	322	245	261	954	966	735	783
Expected return on plan assets	(792)	(645)	—	—	(2,376)	(1,935)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(3)	(3)
Amortization of the net loss	338	357	4	3	1,014	1,071	12	9
Net periodic benefit (increase) cost	$(136)	34	308	326	$(408)	102	924	978
In its consolidated financial statements for the year ended December 31, 2012, the Company previously disclosed that it does not expect to contribute to the Plan in 2013. As of September 30, 2013, no contributions to the Plan have been made.
The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2013 were calculated using the actual January 1, 2013 pension valuation and the estimated results of the other post-retirement benefits January 1, 2013 valuations.
Note 6. Impact of Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) in July 2013 issued Accounting Standards Update (“ASU “) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
The FASB in January 2013 issued ASU No. 2013-01, “Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the scope of the new offsetting disclosures required under ASU 2011-11. It is limited to (1) derivatives, (2) repurchase and reverse repurchase agreements, and (3) securities borrowing and lending transactions, that are either: offset in the statement of financial positions in accordance with ASC 210, “Balance Sheet Presentation”, or ASC 815, “Derivatives and Hedging“, or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. This guidance did not have a significant impact on the Company’s consolidated financial statements.
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2013 and December 31, 2012.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2013 and December 31, 2012.
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
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated selling costs of up to 6%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
There were no changes to the valuation techniques for fair value measurements as of September 30, 2013 and December 31, 2012.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$86,610	86,610	—	—
Mortgage-backed securities	1,049,631	—	1,049,631	—
State and municipal obligations	9,526	—	9,526	—
Equity securities	377	377	—	—
	$1,146,144	86,987	1,059,157	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$36,366	—	—	36,366
Foreclosed assets	7,282	—	—	7,282
	$43,648	—	—	43,648

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$91,017	91,017	—	—
Mortgage-backed securities	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	—	10,316	—
Equity securities	344	344	—	—
	$1,264,002	91,361	1,172,641	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$43,251	—	—	43,251
Foreclosed assets	12,473	—	—	12,473
	$55,724	—	—	55,724
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2013 and December 31, 2012. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$95,286	95,286	95,286	—	—
Securities available for sale:
Agency obligations	86,610	86,610	86,610	—	—
Mortgage-backed securities	1,049,631	1,049,631	—	1,049,631	—
State and municipal obligations	9,526	9,526	—	9,526	—
Equity securities	377	377	377	—	—
Total securities available for sale	$1,146,144	1,146,144	86,987	1,059,157	—
Investment securities held to maturity:
Agency obligations	$6,380	6,341	6,341	—	—
Mortgage-backed securities	6,150	6,414	—	6,414	—
State and municipal obligations	335,793	336,332	—	336,332	—
Corporate obligations	10,318	10,337	—	10,337	—
Total securities held to maturity	$358,641	359,424	6,341	353,083	—
FHLB-NY stock	49,645	49,645	49,645	—	—
Loans, net of allowance for loan losses	5,083,100	5,138,847	—	—	5,138,847
Financial liabilities:
Deposits other than certificates of deposits	$4,409,751	4,409,751	4,409,751	—	—
Certificates of deposit	845,922	854,684	—	854,684	—
	5,255,673	5,264,435	4,409,751	854,684	—
Borrowings	$1,016,446	1,035,498	—	1,035,498	—

		Fair Value Measurements at December 31, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,823	103,823	103,823	—	—
Securities available for sale:
Agency obligations	91,017	91,017	91,017	—	—
Mortgage-backed securities	1,162,325	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	10,316	—	10,316	—
Equity securities	344	344	344	—	—
Total securities available for sale	$1,264,002	1,264,002	91,361	1,172,641	—
Investment securities held to maturity:
Agency obligations	$4,705	4,739	4,739	—	—
Mortgage-backed securities	11,123	11,583	—	11,583	—
State and municipal obligations	336,078	350,825	—	350,825	—
Corporate obligations	7,558	7,769	—	7,769	—
Total securities held to maturity	$359,464	374,916	4,739	370,177	—
FHLB-NY stock	37,543	37,543	37,543	—	—
Loans, net of allowance for loan losses	4,834,351	5,025,700	—	—	5,025,700
Financial liabilities:
Deposits other than certificates of deposits	$4,470,798	4,470,483	4,470,483	—	—
Certificates of deposit	957,473	968,668	—	968,668	—
Total deposits	$5,428,271	5,439,151	4,470,483	968,668	—
Borrowings	$803,264	834,244	—	834,244	—
Note 8. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,
	2013			2012
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$1,318	(539)	779	$5,667	(2,315)	3,352
Reclassification adjustment for gains included in net income	(40)	16	(24)	(298)	122	(176)
Total	1,278	(523)	755	5,369	(2,193)	3,176
Amortization related to post-retirement obligations	342	(140)	202	358	(146)	212
Total other comprehensive income (loss)	$1,620	(663)	957	$5,727	(2,339)	3,388

	Nine months ended September 30,
	2013			2012
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(22,659)	9,256	(13,403)	$8,282	(3,383)	4,899
Reclassification adjustment for gains included in net income	(974)	398	(576)	(2,482)	1,014	(1,468)
Total	(23,633)	9,654	(13,979)	5,800	(2,369)	3,431
Amortization related to post-retirement obligations	1,121	(458)	663	61	(25)	36
Total other comprehensive (loss) income	$(22,512)	9,196	(13,316)	$5,861	(2,394)	3,467
The following table presents the changes in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
Three months ended September 30, 2013	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Accumulated Other Comprehensive Income
Balance at June 30, 2013	$2,227	(8,784)	(6,557)
Current - period other comprehensive (loss) income	755	202	957
Balance at September 30, 2013	$2,982	(8,582)	(5,600)

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
Nine months ended September 30, 2013	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$16,961	(9,245)	7,716
Current - period other comprehensive (loss) income	(13,979)	663	(13,316)
Balance at September 30, 2013	$2,982	(8,582)	(5,600)

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income for the Three Months Ended September 30, 2013
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net gains on the sale of securities available for sale	$40	Net gain on securities transactions
	(16)	Income tax expense
	24	Net of tax
Post-retirement obligations:
Amortization of actuarial losses (gains)	342	Compensation and employee benefits (1)
	(140)	Income tax expense
	202	Net of tax
Total reclassifications	$226	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income for the Nine Months Ended September 30, 2013
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net gains on the sale of securities available for sale	$974	Net gain on securities transactions
	(398)	Income tax expense
	576	Net of tax
Post-retirement obligations:
Amortization of actuarial losses (gains)	1,026	Compensation and employee benefits (1)
	(419)	Income tax expense
	607	Net of tax
Total reclassifications	$1,183	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company also advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not have an obligation to update any such statements to reflect any subsequent events or circumstances after the date of this statement.
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
The Company evaluates goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company qualitatively determines whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing Step 1 of the goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of the reporting unit is more than its carrying amount, the entity does not need to apply the two-step impairment test. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. The guidance provides certain factors an entity should consider in its qualitative assessment in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The factors include:

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
At September 30, 2013, the carrying value of goodwill was $352.6 million. The Company completed its annual goodwill impairment test as of September 30, 2013. Based upon its qualitative assessment of goodwill, the Company concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three and nine months ended September 30, 2013 or 2012, respectively.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At September 30, 2013, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
Total assets increased $57.3 million to $7.34 billion at September 30, 2013, from $7.28 billion at December 31, 2012, primarily due to increases in total loans, partially offset by a decrease in total investments.
Total loans increased $178.4 million, or 3.6%, to $5.08 billion at September 30, 2013, from $4.90 billion at December 31, 2012. Loan originations totaled $1.3 billion and loan purchases totaled $22.0 million for the nine months ended September 30, 2013. The loan portfolio had net increases of $136.0 million in multi-family mortgage loans, $70.4 million in construction loans, predominately multi-family apartment projects, $25.4 million in commercial mortgage loans, and $25.1 million in commercial loans, which were partially offset by net decreases of $72.3 million and $4.5 million in residential mortgage and consumer loans, respectively. Loan growth was tempered somewhat by the repayment of $17.3 million on two shared national credits during the nine months ended September 30, 2013. Commercial real estate, commercial and construction loans represented 65.2% of the loan portfolio at September 30, 2013, compared to 62.4% at December 31, 2012.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at September 30, 2013 was $7.6 million. Of this total, 4 loans totaling $387,129 were 90 days or more delinquent. General valuation reserves of 6.5%, or $25,163, were allocated to such loans which were 90 days or more delinquent at September 30, 2013.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $60.1 million and $40.4 million, respectively, at September 30, 2013. No SNCs were 90 days or more delinquent at September 30, 2013.
The Company had outstanding junior lien mortgages totaling $229.4 million at September 30, 2013. Of this total, 31 loans totaling $2.2 million were 90 days or more delinquent. General valuation reserves of 10%, or $223,000, were allocated to such loans which were 90 days or more delinquent at September 30, 2013.

At September 30, 2013, the Company had outstanding indirect marine loans totaling $34.9 million. No indirect marine loans were 90 days or more delinquent at September 30, 2013. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans:
Residential	$22,729	29,293
Commercial	26,921	29,072
Multi-family	412	412
Construction	8,561	8,896
Total mortgage loans	58,623	67,673
Commercial loans	19,573	25,467
Consumer loans	3,388	5,850
Total non-performing loans	81,584	98,990
Foreclosed assets	7,282	12,473
Total non-performing assets	$88,866	111,463
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans:
Residential	$5,248	11,986
Commercial	318	12,194
Total mortgage loans	5,566	24,180
Commercial loans	36	70
Consumer loans	1,628	1,808
Total 60-89 day delinquent loans	$7,230	26,058
At September 30, 2013, the allowance for loan losses totaled $66.0 million, or 1.30% of total loans, compared with $70.3 million, or 1.43% of total loans at December 31, 2012. Total non-performing loans were $81.6 million, or 1.60% of total loans at September 30, 2013, compared to $99.0 million, or 2.02% of total loans at December 31, 2012. The $17.4 million decrease in non-performing loans consisted of a $6.6 million decrease in non-performing residential loans, a $5.9 million decrease in non-performing commercial loans, a $2.5 million decrease in non-performing consumer loans, a $2.2 million decrease in non-performing commercial mortgage loans and a $336,000 decrease in non-performing construction loans.
At September 30, 2013, the Company held $7.3 million of foreclosed assets, compared with $12.5 million at December 31, 2012. The decrease was largely attributable to the completed sale of a $5.5 million improved land parcel during the quarter ended September 30, 2013. Foreclosed assets at September 30, 2013, consisted of $5.2 million of residential real estate, $2.0 million of commercial real estate and $65,000 of marine vessels.
Non-performing assets totaled $88.9 million, or 1.21% of total assets at September 30, 2013, compared to $111.5 million, or 1.53% of total assets at December 31, 2012.
Total investments decreased $106.6 million, or 6.4%, to $1.55 billion at September 30, 2013, from $1.66 billion at December 31, 2012, largely due to principal repayments on mortgage-backed securities, maturities of municipal and agency bonds, and the sale of certain mortgage-backed securities which had a heightened risk of prepayment, partially offset by purchases of mortgage-backed and municipal securities.
Cash and cash equivalents decreased $8.5 million to $95.3 million at September 30, 2013, from $103.8 million at December 31, 2012. The decline in cash was attributable to a decrease in total deposits and an increase in total loans, partially offset by an increase in total borrowings and a decrease in total investments.
Total deposits decreased $172.6 million, or 3.2%, during the nine months ended September 30, 2013 to $5.26 billion. Core deposits, which consist of savings and demand deposit accounts, decreased $61.0 million, or 1.4%, to $4.41 billion at September 30, 2013.

Much of the core deposit decrease was in government money market deposits, largely related to the cyclical outflow of municipal deposits. It also included certain anticipated outflows resulting from customer tax planning considerations earlier in the year. Time deposits decreased $111.6 million, or 11.7%, to $845.9 million at September 30, 2013, with the majority of the decrease occurring in the 9-, 12- and 60-month maturity categories. Core deposits represented 83.9% of total deposits at September 30, 2013, compared to 82.4% at December 31, 2012.
Borrowed funds increased $213.2 million, or 26.5% during the nine months ended September 30, 2013, to $1.02 billion, as longer-term wholesale funding was added to mitigate interest rate risk, and shorter-term wholesale funding was used to manage the cyclical outflow of municipal deposits. Borrowed funds represented 13.8% of total assets at September 30, 2013, an increase from 11.0% at December 31, 2012.

Stockholders’ equity increased $15.4 million, or 1.6% during the nine months ended September 30, 2013, to $996.7 million, due to net income earned for the period, partially offset by dividends paid to stockholders, common stock repurchases and a decline in unrealized gains on securities available for sale. Common stock repurchases for the nine months ended September 30, 2013 totaled 397,483 shares at an average cost of $14.80 per share. At September 30, 2013, 3.7 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors. At September 30, 2013, book value per share and tangible book value per share were $16.64 and $10.69, respectively, compared with $16.37 and $10.40, respectively, at December 31, 2012.
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
As of September 30, 2013, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2013
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$275,767	4.00%	$571,452	8.29%
Tier 1 risk-based capital	198,871	4.00	571,452	11.49
Total risk-based capital	397,741	8.00	633,647	12.74

Company:
Regulatory Tier 1 leverage capital	275,767	4.00	646,988	9.38
Tier 1 risk-based capital	198,849	4.00	646,988	13.01
Total risk-based capital	397,697	8.00	709,176	14.27
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
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
General. The Company reported net income of $16.1 million, or $0.28 per basic and diluted share for the three months ended September 30, 2013, compared to net income of $16.2 million, or $0.28 per basic and diluted share for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company reported net income of $53.1 million, or $0.93 per basic and diluted share, compared to net income of $50.6 million, or $0.89 per basic and diluted share for the same period last year.
Earnings for the three and nine months ended September 30, 2013 were adversely impacted by the write-off of a deferred tax asset related to non-qualified stock options issued shortly after the Company's 2003 initial public offering. Those options expired unused in July 2013 and the related $3.9 million deferred tax asset was written-off via a $3.2 million charge to income tax expense and a $735,000 charge to equity. Conversely, earnings for the three and nine months ended September 30, 2013 were aided by a continued improvement in asset quality and a related reduction in the provision for loan losses compared with the same periods last year. Year-over-year growth in both average loans outstanding and average non-interest bearing demand deposits has mitigated compression in the net interest margin and the related adverse impact on net interest income.
Net Interest Income. Total net interest income increased $282,000 to $54.0 million for the quarter ended September 30, 2013, from $53.7 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, total net interest income decreased $1.8 million, or 1.1%, to $161.3 million, from $163.1 million for the same period in 2012. Interest income for the third quarter of 2013 decreased $1.8 million to $63.0 million, from $64.8 million for the same period in 2012. For the nine months ended September 30, 2013, interest income decreased $9.0 million to $188.7 million, from $197.7 million for the nine months ended September 30, 2012. Interest expense decreased $2.1 million, or 18.6%, to $9.0 million for the quarter ended September 30, 2013, from $11.0 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, interest expense decreased $7.1 million, or 20.6%, to $27.4 million, from $34.5 million for the nine months ended September 30, 2012. The improvement in net interest income for the three months ended September 30, 2013, compared to the same period in 2012, was principally due to an increase in average interest earning assets outstanding and average non-interest bearing deposits, which more than offset the compression in the net interest margin. For the nine months ended September 30, 2013, versus the comparable 2012 period, the decline in net interest income resulted from the compression in the net interest margin resulting from the prolonged low interest rate environment, which was mitigated by an increase in average interest earning assets, primarily average loans outstanding, partially funded with growth in non-interest bearing demand deposits.
The net interest margin for the quarter ended September 30, 2013, decreased 3 basis points to 3.28%, compared with 3.31% for the quarter ended September 30, 2012. The decrease in the net interest margin for the quarter ended September 30, 2013, compared with the same period last year, was primarily attributable to reductions in the weighted average yield on interest-earning assets, which declined 16 basis points to 3.83% for the quarter ended September 30, 2013, compared with 3.99% for the quarter ended September 30, 2012. The weighted average cost of interest bearing liabilities declined 15 basis points to 0.67% for the quarter ended September 30, 2013, compared with 0.82% for the third quarter of 2012. The average cost of interest bearing deposits for the quarter ended September 30, 2013 was 0.39%, compared with 0.54% for the same period last year. Average non-interest bearing demand deposits totaled $844.2 million for the quarter ended September 30, 2013, compared with $771.4 million for the quarter ended September 30, 2012. The average cost of borrowed funds for the quarter ended September 30, 2013 was 2.00%, compared with 2.32% for the same period last year.
For the nine months ended September 30, 2013, the net interest margin decreased 8 basis points to 3.30%, compared with 3.38% for the nine months ended September 30, 2012. The weighted average yield on interest-earning assets declined 24 basis points to 3.86% for the nine months ended September 30, 2013, compared with 4.10% for the nine months ended September 30, 2012, while the weighted average cost of interest bearing liabilities declined 18 basis points to 0.68% for the nine months ended September 30, 2013, compared with 0.86% for the same period in 2012. The average cost of interest bearing deposits for the nine months ended September 30, 2013 was 0.41%, compared with 0.58% for the same period last year. Average non-interest bearing demand deposits totaled $823.7 million for the nine months ended September 30, 2013, compared with $710.5 million for the nine months ended September 30, 2012. The average cost of borrowings for the nine months ended September 30, 2013 was 2.08%, compared with 2.26% for the same period last year.
Interest income on loans secured by real estate decreased $306,000 to $38.2 million for the three months ended September 30, 2013, from $38.5 million for the three months ended September 30, 2012. Consumer loan interest income decreased $425,000, or 6.7%, to $5.9 million for the three months ended September 30, 2013, from $6.3 million for the three months ended September 30, 2012. Commercial loan interest income decreased $150,000, or 1.5%, to $10.1 million for the three months ended September 30, 2013, from $10.2 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, the average balance of net loans increased $296.0 million to $4.95 billion, from $4.66 billion for the same period in 2012. The average loan yield for the three months ended September 30, 2013, decreased 35 basis points to 4.33%, from 4.68% for the same period in 2012.
Interest income on loans secured by real estate decreased $2.0 million, or 1.7%, to $114.2 million for the nine months ended September 30, 2013, from $116.2 million for the nine months ended September 30, 2012. Consumer loan interest income decreased $1.2 million, or 6.4%, to $17.8 million for the nine months ended September 30, 2013, from $19.0 million for the nine months ended September 30, 2012. Interest income on commercial loans decreased $699,000, or 2.3%, to $30.1 million for the nine months ended September 30, 2013, from $30.8 million for the nine months ended September 30, 2012. The average loan yield for the nine months ended September 30, 2013, decreased 35 basis points to 4.41%, from 4.76% for the same period in 2012. For the nine months ended September 30, 2013, the average balance of net loans increased $260.9 million, or 5.6%, to $4.88 billion, from $4.62 billion for the same period in 2012.
The average yield on total securities increased to 2.25% for the three months ended September 30, 2013, compared with 2.17% for the same period in 2012. The increase in securities yields for the quarter was primarily attributable to increases in long-term interest rates and the resulting reduction in prepayments on mortgage-backed securities and related premium amortization. For the nine months ended September 30, 2013, the average yield on all securities was 2.22%, compared with 2.37% for the same period in 2012. The decrease in securities yields for the nine months was attributable to the prolonged low interest rate environment and resulting declines in yields on new securities purchases and reinvested cash flows.
Interest income on investment securities held to maturity decreased $293,000, or 9.8%, to $2.7 million for the quarter ended September 30, 2013, compared to the same period last year. Average investment securities held to maturity decreased $3.4 million, to $352.6 million for the quarter ended September 30, 2013, from $356.1 million for the same period last year. For the nine months ended September 30, 2013, interest income on investment securities held to maturity decreased $596,000, or 6.7%, to $8.3 million, from $8.9 million for the same period in 2012. The balance of average investment securities held to maturity decreased $787,000, to $351.6 million for the nine months ended September 30, 2013, from $352.3 million for the same period last year.
Interest income on securities available for sale and FHLB-NY stock decreased $566,000, or 8.6%, to $6.0 million for the quarter ended September 30, 2013, from $6.6 million for the quarter ended September 30, 2012. The average balance of securities available for sale and FHLB-NY stock decreased $166.5 million, or 12.3%, to $1.19 billion for the three months ended September 30, 2013, from $1.35 billion for the same period in 2012. For the nine months ended September 30, 2013, interest income on securities available for sale and FHLB-NY stock decreased $4.4 million, or 19.3%, to $18.3 million, from $22.7 million for the nine months ended September 30, 2012. The average balance of securities available for sale and FHLB-NY stock decreased $156.4 million, or 11.2%, to $1.24 billion for the nine months ended September 30, 2013, from $1.40 billion for the same period in 2012.
Interest paid on deposit accounts decreased $1.8 million, or 29.3%, to $4.4 million for the quarter ended September 30, 2013, from $6.2 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, interest paid on deposit accounts declined $5.7 million, or 29.2%, to $13.9 million, from $19.7 million for the nine months ended September 30, 2012. The average cost of interest-bearing deposits decreased to 0.39% and 0.41% for the three and nine months ended September 30, 2013, respectively, from 0.54% and 0.58% for the three and nine months ended September 30, 2012, respectively. The average balance of interest-bearing core deposit accounts increased $62.2 million, or 1.8%, to $3.57 billion for the quarter ended September 30, 2013, from $3.50 billion for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, average interest-bearing core deposits increased $138.6 million, or 4.0%, to $3.59 billion, from $3.45 billion for the same period in 2012. Average time deposit account balances decreased $154.5 million, or 15.2%, to $864.0 million for the quarter ended September 30, 2013, from $1.02 billion for the same period in 2012. For the nine months ended September 30, 2013, average time deposits decreased $164.9 million, or 15.5%, to $897.0 million, from $1.06 billion for the same period in 2012.
Interest paid on borrowed funds decreased $254,000, or 5.2%, to $4.6 million for the quarter ended September 30, 2013, from $4.9 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, interest paid on borrowed funds decreased $1.4 million, or 9.3%, to $13.5 million, from $14.9 million for the nine months ended September 30, 2012. The average cost of borrowings decreased to 2.00% and 2.08% for the three and nine months ended September 30, 2013, respectively, from 2.32% and 2.26% for the three and nine months ended September 30, 2012, respectively. Average borrowings increased $81.1 million, or 9.7%, to $918.8 million for the quarter ended September 30, 2013, from $837.7 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, average borrowings decreased $15.2 million, or 1.7%, to $865.1 million, from $880.4 million for the nine months ended September 30, 2012. The Company has recently increased longer-term borrowings as part of its interest rate risk management process.
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
The Company recorded provisions for loan losses of $1.2 million and $3.7 million for the three and nine months ended September 30, 2013, respectively. This compared with provisions for loan losses of $3.5 million and $12.0 million recorded for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2013, the Company had net charge-offs of $2.2 million and $8.0 million, respectively, compared with net charge-offs of $5.6 million and $16.1 million, respectively, for the same periods in 2012. At September 30, 2013, the Company’s allowance for loan losses was $66.0 million, or 1.30% of total loans, compared with $70.3 million, or 1.43% of total loans at December 31, 2012.
Non-Interest Income. Non-interest income totaled $11.7 million for the quarter ended September 30, 2013, an increase of $1.9 million, or 19.8%, compared to the same period in 2012. For the quarter ended September 30, 2013, fee income increased $2.3 million to $9.8 million, from $7.5 million for the three months ended September 30, 2012, due to increases in commercial loan prepayment fee income, wealth management income and deposit fees. This was partially offset by a $258,000 decrease in net gains on securities transactions for the three months ended September 30, 2013, compared to the same period in 2012.
For the nine months ended September 30, 2013, non-interest income totaled $34.3 million, an increase of $2.5 million, or 7.7%, compared to the same period in 2012. Fee income increased $3.1 million, to $26.1 million for the nine months ended September 30, 2013, compared with the same period in 2012, largely due to increases in prepayment fees on commercial loans and wealth management income. BOLI income increased $1.5 million for the nine months ended September 30, 2013, compared to the same period in the prior year, principally due to the recognition of a policy claim. These increases were partially offset by a $1.5 million decrease in net gains on securities transactions for the nine months ended September 30, 2013, compared to the same period in 2012. In addition, other income decreased $553,000 for the nine months ended September 30, 2013, compared with the same period in 2012, primarily due to a decrease in gains on loan sales.
Non-Interest Expense. For the three months ended September 30, 2013, non-interest expense decreased $432,000, to $36.5 million, compared to the three months ended September 30, 2012. Other operating expenses decreased $847,000, largely as a result of reduced non-performing asset-related expenses. In addition, advertising expense decreased $318,000, to $718,000. FDIC insurance costs declined $204,000 as a result of a lower assessment rate, and the amortization of intangibles decreased $193,000 for the three months ended September 30, 2013, compared with the same period in 2012, as a result of scheduled reductions in core deposit intangible amortization. Partially offsetting these reductions, compensation and benefits expense increased $1.3 million for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, due to increases in salaries and related payroll taxes, increased severance expense, and an increase in incentive compensation accruals.
The Company’s annualized non-interest expense as a percentage of average assets was 2.00% for the quarter ended September 30, 2013, compared with 2.04% for the same period in 2012. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 55.48% for the quarter ended September 30, 2013, compared with 58.10% for the same period in 2012.
Non-interest expense for the nine months ended September 30, 2013 was $111.2 million, a decrease of $220,000 from the nine months ended September 30, 2012. Other operating expenses decreased $1.1 million, largely as a result of reduced non-performing asset-related expenses. In addition, the amortization of intangibles decreased $623,000 for the nine months ended September 30, 2013, compared with the same period in 2012, as a result of scheduled reductions in core deposit intangible amortization. FDIC insurance costs declined $350,000 as a result of a lower assessment rate, and advertising expense decreased $108,000 to $2.7 million. Partially offsetting these reductions, compensation and benefits expense increased $1.8 million for the nine months ended September 30, 2013, compared to the same period last year, due to increases in salaries and related payroll taxes, increased severance expense, and an increase in incentive compensation accruals.
Income Tax Expense. For the three and nine months ended September 30, 2013, the Company’s income tax expense was $12.0 million and $27.6 million, respectively, compared with $7.0 million and $21.0 million, for the three and nine months ended September 30, 2012, respectively. The increase in income tax expense was primarily attributable to the $3.2 million charge associated with the write-off of a deferred tax asset related to expired non-qualified stock options and growth in pre-tax income from taxable sources. The Company’s effective tax rate was 42.7% and 34.2% for the three and nine months ended September 30, 2013, respectively, compared with 30.1% and 29.3% for the three and nine months ended September 30, 2012, respectively. Excluding the discrete item related to the write-off of the deferred tax asset, the Company's effective tax rate was 31.3% and 30.2% for the three and nine months ended September 30, 2013, respectively.

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
Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analysis captures changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit re-pricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more closely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes.
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction; respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2013 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	214,651	(107)	—
Static	214,758	—	—
+100	210,270	(4,488)	(2.1)
+200	205,009	(9,749)	(5)
+300	199,524	(15,234)	(7.1)
The preceding table indicates that, as of September 30, 2013, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 7.1%, or $15.2 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease $107,000.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2013 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,277,794	57,728	4.7	16.7	3.6
Flat	1,220,066	—	—	16.1	—
+100	1,162,813	(57,253)	(4.7)	15.5	(3.6)
+200	1,103,994	(116,072)	(9.5)	14.9	(7.3)
+300	1,034,401	(185,665)	(15.2)	14.1	(12.0)
The preceding table indicates that as of September 30, 2013, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 15.2%, or $185.7 million. If rates were to decrease 100 basis points, the model forecasts a 4.7%, or $57.7 million increase in the present value of equity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1, 2013 Through July 30, 2013	—	—	—	3,714,867
August 1, 2013 Through August 31, 2013	—	—	—	3,714,867
September 1, 2013 Through September 30, 2013	—	—	—	3,714,867
Total	—	—	—

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

10.20
Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

10.21
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Raimonde dated as of February 21, 2013. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS (1)	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 8, 2013	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2013	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2013	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer