Form 10-K
period 2013-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2014-03-03
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Large Accelerated Filer  ☒    Accelerated  Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of February 1, 2014, there were 83,209,293 issued and 60,329,589 shares of the Registrant’s Common Stock outstanding, including 410,843 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 28, 2013, as quoted by the NYSE, was approximately $844.6 million.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

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
Provident Financial Services, Inc.
The Company is a Delaware corporation which became the holding company for The Provident Bank (the “Bank”) on January 15, 2003, following the completion of the conversion of the Bank to a stock chartered savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering, and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.
At December 31, 2013, the Company had total assets of $7.49 billion, loans of $5.19 billion, total deposits of $5.20 billion, and total stockholders’ equity of $1.01 billion. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.
Capital Management. The Company paid cash dividends totaling $32.3 million and repurchased 398,339 shares of its common stock at a cost of $5.9 million in 2013. At December 31, 2013, 3.7 million shares were eligible for repurchase under the board approved stock repurchase program(s). The Company and the Bank were “well capitalized” at December 31, 2013 under current regulatory standards.
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
The Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank currently operating 77 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union, which the Bank considers its primary market area. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary markets areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, residential mortgage loans, commercial business loans and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.
The following are highlights of The Provident Bank’s operations:
Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank has diversified its loan portfolio and has emphasized the origination of commercial real estate loans, multi-family loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than one- to four- family residential mortgage loans.
Asset Quality. As of December 31, 2013, non-performing assets were $82.2 million or 1.10% of total assets, compared to $111.5 million or 1.53% of total assets at December 31, 2012. While the Bank’s non-performing asset levels have been adversely impacted by the troubled real estate market and the challenging economic environment, the Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and all demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $4.40 billion at December 31, 2013, representing 84.5% of total deposits, compared with $4.47 billion, or 82.4% of total deposits at December 31, 2012. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $44.2 million for the year ended December 31, 2013, compared with $43.6 million for the year ended December 31, 2012, and fee income was $34.0 million for the year ended December 31, 2013, compared with $30.3 million for the year ended December 31, 2012.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2013, 47.7% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. Moreover, at December 31, 2013, the Bank’s securities portfolio totaled $1.57 billion and had an expected average life of 4.55 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2013, the Bank operated a network of 77 full-service banking offices throughout eleven counties in northern and central New Jersey, comprised of 14 offices in Hudson County, 3 in Bergen, 7 in Essex, 1 in Mercer, 22 in Middlesex, 8 in Monmouth, 10 in Morris, 4 in Ocean, 1 in Passaic, 4 in Somerset and 3 in Union Counties. The Bank also maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, East Rutherford and Princeton, New Jersey. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout the State of New Jersey and, to a lesser extent, Eastern Pennsylvania.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data for 2013, the Bank’s market area has a population of 6.6 million, which was 74.6% of the state’s total population. Because of the diversity of industries in the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey remained elevated at 7.3% at December 31, 2013, and decreased from 9.6% at December 31, 2012.
Within its primary market area, the Bank had an approximate 2.26% share of bank deposits as of June 30, 2013, the latest date for which statistics are available, and an approximate 1.91% deposit share of the New Jersey market statewide.
COMPETITION
The Bank faces intense competition in originating loans, retaining loans and attracting deposits. The northern and central New Jersey market area has a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits has come from several commercial banks and savings banks in its market area. Certain of these banks have substantially greater financial resources than the Bank. In addition, the Bank faces significant competition for deposits from the mutual fund industry and from investors’ direct purchases of short-term money market securities and other corporate and government securities.
The Bank competes in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through its investment subsidiaries. Relationships with customers are built and maintained through the Bank’s branch network, its deployment of branch and off-site ATMs, and its mobile, telephone and web-based banking services.
LENDING ACTIVITIES
The Bank originates commercial real estate loans, commercial business loans, fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate and other consumer loans, for borrowers generally located within its primary market area.
Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). To manage interest rate risk, the Bank generally sells fixed-rate residential mortgages that it originates with terms greater than 15 years. The Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a term of 25 years or less and a majority of the originated adjustable rate mortgages for its portfolio.
The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, office buildings, and retail and industrial properties. Generally, these loans have terms of either 5 or 10 years.

The Bank historically provided construction loans for both single family and condominium projects intended for sale and commercial projects, including residential for rent projects, that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family/condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. Funding requirements and loan structure for residential for rent projects vary depending on whether such projects are vertical or horizontal construction.
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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,174,043	22.89%	$1,265,015	26.17%	$1,308,635	28.58%	$1,386,326	31.93%	$1,491,358	34.49%
Commercial mortgage loans	1,400,624	27.30	1,349,950	27.92	1,253,542	27.37	1,180,147	27.19	1,089,937	25.21
Multi-family mortgage loans	928,906	18.11	723,958	14.98	564,147	12.32	387,189	8.92	227,663	5.27
Construction loans	183,289	3.57	120,133	2.48	114,817	2.51	125,192	2.88	195,889	4.53
Total mortgage loans	3,686,862	71.87	3,459,056	71.55	3,241,141	70.78	3,078,854	70.92	3,004,847	69.50
Commercial loans	932,199	18.17	866,395	17.92	849,009	18.54	755,487	17.40	785,818	18.18
Consumer loans	577,602	11.26	579,166	11.98	560,970	12.25	569,597	13.12	586,459	13.56
Total gross loans	5,196,663	101.30	4,904,617	101.45	4,651,120	101.57	4,403,938	101.45	4,377,124	101.24
Premiums on purchased loans	4,202	0.08	4,964	0.10	5,823	0.13	6,771	0.16	8,012	0.19
Unearned discounts	(62)	—	(78)	—	(100)	—	(104)	—	(266)	(0.01)
Net deferred costs (fees)	(5,990)	(0.12)	(4,804)	(0.10)	(3,334)	(0.07)	(792)	(0.02)	(676)	(0.02)
Total loans	5,194,813	101.26	4,904,699	101.45	4,653,509	101.63	4,409,813	101.58	4,384,194	101.40
Allowance for loan losses	(64,664)	(1.26)	(70,348)	(1.45)	(74,351)	(1.62)	(68,722)	(1.58)	(60,744)	(1.40)
Total loans, net	$5,130,149	100.00%	$4,834,351	100.00%	$4,579,158	100.00%	$4,341,091	100.00%	$4,323,450	100.00%

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2013, regarding the maturities of loans in the loan portfolio. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(Dollars in thousands)
Residential mortgage loans	$1,801	$4,616	$39,156	$84,149	$418,909	$625,412	$1,174,043
Commercial mortgage loans	79,235	132,317	271,195	790,771	127,012	94	1,400,624
Multi-family mortgage loans	11,515	73,471	41,603	600,108	202,116	93	928,906
Construction loans	72,470	101,819	—	9,000	—	—	183,289
Total mortgage loans	165,021	312,223	351,954	1,484,028	748,037	625,599	3,686,862
Commercial loans	213,753	147,722	108,518	367,005	77,931	17,270	932,199
Consumer loans	23,503	8,391	23,405	90,344	331,647	100,312	577,602
Total loans	$402,277	$468,336	$483,877	$1,941,377	$1,157,615	$743,181	$5,196,663

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2013, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans	$770,172	$402,070	$1,172,242
Commercial mortgage loans	719,515	601,874	1,321,389
Multi-family mortgage loans	541,196	376,195	917,391
Construction loans	—	110,819	110,819
Total mortgage loans	2,030,883	1,490,958	3,521,841
Commercial loans	318,905	399,541	718,446
Consumer loans	367,418	186,681	554,099
Total loans	$2,717,206	$2,077,180	$4,794,386

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives and through the Internet. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2013, $1.17 billion or 22.9% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 65.8% were fixed-rate and 34.2% were adjustable-rate loans.
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
The Bank does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Bank originated on a limited basis “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50%. The balance of these “Alt-A” loans at December 31, 2013 was $7.5 million.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2013, $31.0 million, or 25.3% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2013 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $43.0 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $2.7 million for the past five years.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties. Commercial real estate loans were 27.3% of the loan portfolio at December 31, 2013. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
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
The Bank performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner-occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. Generally, for commercial real estate secured loans in excess of $750,000 and for all other commercial real estate loans where it is deemed appropriate, the Bank requires environmental experts to inspect the property and ascertain any potential environmental risks.
The Bank requires a full independent appraisal for commercial real estate in accordance with regulatory guidelines. The appraiser must be selected from the Bank’s approved list, or otherwise approved by the Chief Credit Officer in instances such as out-of-state or special use property. The Bank also employs an independent review appraiser to ensure that the appraisal meets the Bank’s standards. In addition, financial statements are required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $2.5 million be completed at least every 18 months, or more frequently when warranted.
The Bank’s largest commercial mortgage loan as of December 31, 2013 was a $28.4 million loan secured by a first mortgage lien on a 378 room, full service hotel and a 422 car parking garage located in Elizabeth, New Jersey. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2013.
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
The Bank’s largest multi-family loan as of December 31, 2013 was a $35.4 million loan on a newly constructed 220-unit luxury multi-family apartment project located in Howell, New Jersey. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2013.
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the reconstruction of existing structures.
The Bank’s commercial construction financing takes two forms: projects that are constructed for investment purposes (rental property) and projects for sale (single family/condominiums). To mitigate the speculative nature of construction loans, the Bank generally requires significant pre-leasing on rental properties; requires that a percentage of the for sale single-family residences or condominiums be under contract to support construction loan advances; requires other covenants on residential for rent projects depending on whether the project is vertical or horizontal construction.
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
The Bank’s largest construction loan as of December 31, 2013 was a $28.0 million loan secured by a first lien on a new 250 unit luxury multi-family apartment project located in Woolwich Township, Gloucester County, New Jersey. The loan had an outstanding balance of $25.6 million at December 31, 2013. The project is approximately 90% complete with 149 units leased and occupied. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2013.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 18.2% of the loan portfolio at December 31, 2013. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.
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
Commercial loans generally bear higher interest rates than mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan as of December 31, 2013 was a $38.0 million line of credit to a general contracting company specializing in bridge and highway construction with a risk rating of "3" (loans rated 1-4 are deemed “acceptable quality”-see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). The line is used primarily for bid bonding and working capital purposes. The Bank sold a participation interest of $10.0 million in the line of credit to another financial institution, which reduced the Bank’s exposure to $28.0 million. As of December 31, 2013, the line of credit did not have an outstanding balance.
Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 11.3% of the loan portfolio at December 31, 2013. Home equity loans and home equity lines of credit constituted 90.4% of the consumer loan portfolio and indirect marine loans constituted 5.8% of the consumer loan portfolio as of December 31, 2013. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans, which represented 3.8% of the consumer loan portfolio. The Bank no longer purchases indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. As of December 31, 2013, there was $295.9 million of first-lien home equity loans outstanding. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2013 were $445.1 million and $180.7 million, respectively, representing utilization of 40.6%.
The Bank previously purchased marine loans from established dealers and brokers located on the East Coast of the United States, which were underwritten to the Bank’s pre-established underwriting standards. The maximum marine loan is $500,000. All marine loans are collateralized by a first lien on the vessel. Originations of marine loans have declined significantly as the Bank discontinued indirect marine lending in 2010. Marine loans are currently made only on a direct, limited accommodation basis to existing customers. At December 31, 2013, marine loans totaled $33.4 million.
Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of home equity loans and lines of credit secured by second lien positions, consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats and recreational vehicles. Collateral repossessed by the Bank from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent upon the borrower’s continued financial stability, and which is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount the Bank can recover on such loans.
Loan Originations, Purchases, and Repayments. The following table sets forth the Bank’s loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Originations:
Residential mortgage	$122,492	$184,327	$146,742
Commercial mortgage	254,087	270,190	240,930
Multi-family mortgage	294,288	219,068	150,625
Construction	182,895	92,291	119,245
Commercial	711,248	658,228	664,199
Consumer	205,282	228,401	184,955
Subtotal of loans originated	1,770,292	1,652,505	1,506,696
Loans purchased	34,766	73,740	79,521
Total loans originated	1,805,058	1,726,245	1,586,217
Loans sold or securitized	30,977	36,723	21,394

Repayments:
Residential mortgage	228,195	270,251	285,848
Commercial mortgage	216,068	179,937	159,742
Multi-family mortgage	137,576	59,599	21,065
Construction	47,835	73,116	86,447
Commercial	635,764	622,851	555,535
Consumer	203,256	206,654	187,040
Total repayments	1,468,694	1,412,408	1,295,677
Total reductions	1,499,671	1,449,131	1,317,071
Other items, net(1)	(15,273)	(25,924)	(25,450)
Net increase	$290,114	$251,190	$243,696

(1)	Other items include charge-offs, deferred fees and expenses, discounts and premiums.

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
The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review all loans rated a “watch” ("5") or worse. In addition, a loan review examination is performed by an independent third party which validates the risk ratings. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2013, the regulatory lending limit was $95.0 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $80.0 million for loans with a risk rating of 2 or better, $70.0 million for loans with a risk rating of "3" and $50.0 million for loans with a risk rating of "4". The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2013, the Bank’s largest group exposure with an individual borrower and its related entities was $72.1 million, consisting of two construction/permanent first mortgages on a 454-unit multi-family apartment project being constructed in New Jersey (one has a risk rating of "3" and the other has a risk rating of "4"), a permanent mortgage secured by a first lien on a 150 unit apartment project in New Jersey with a risk rating of "2", and a line of credit secured by a 108 unit apartment project in Allentown, Pennsylvania with a risk rating of 2. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in New Jersey and Eastern Pennsylvania. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix, as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the management Credit Committee and reported to the Risk Committee of the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2013, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2013, the Bank had $1.7 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2013, there were 152 impaired loans totaling $106.4 million, of which 142 loans totaling $89.4 million were TDRs. Included in this total were 115 TDRs to 110 borrowers totaling $58.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2013.
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
The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides updated guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2013, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2013, $137.4 million of loans were classified as “substandard,” which consisted of $55.0 million in commercial and multi-family mortgage loans, $46.7 million in commercial loans, $23.0 million in residential loans, $8.4 million in construction loans and $4.2 million in consumer loans. At that same date, loans classified as “doubtful” totaled $649,000, consisting solely of commercial loans. There were no loans classified as “loss” at December 31, 2013. As of December 31, 2013, $51.0 million of loans were designated “special mention.”
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2013				At December 31, 2012				At December 31, 2011
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	23	$5,062	116	$23,011	43	$11,986	146	$29,293	35	$7,936	184	$40,386
Commercial mortgage loans	1	318	12	6,189	5	12,194	11	14,932	2	1,155	9	11,928
Multi-family mortgage loans	—	—	2	403	—	—	2	412	—	—	1	997
Construction loans	—	—	—	—	—	—	—	—	—	—	—	—
Total mortgage loans	24	5,380	130	29,603	48	24,180	159	44,637	37	9,091	194	53,311
Commercial loans	3	77	23	9,722	2	70	46	15,682	11	526	40	15,059
Consumer loans	23	2,194	49	3,819	33	1,808	65	5,666	29	1,908	78	8,533
Total loans	50	$7,651	202	$43,144	83	$26,058	270	$65,985	77	$11,525	312	$76,903

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2013, there were 27 TDRs totaling $31.2 million that were classified as non-accrual, compared to 14 non-accrual TDRs which totaled $25.6 million at December 31, 2012; no TDRs were non-accrual at the end of the prior period. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$23,011	$29,293	$40,386	$41,247	$28,622
Commercial mortgage loans	18,662	29,072	29,522	16,091	23,356
Multi-family mortgage loans	403	412	997	201	—
Construction loans	8,448	8,896	11,018	9,412	13,186
Commercial loans	22,228	25,467	32,093	23,505	12,548
Consumer loans	3,928	5,850	8,533	6,808	6,765
Total non-accruing loans	76,680	98,990	122,549	97,264	84,477
Accruing loans delinquent 90 days or more	—	—	—	—	—
Total non-performing loans	76,680	98,990	122,549	97,264	84,477
Foreclosed assets	5,486	12,473	12,802	2,858	6,384
Total non-performing assets	$82,166	$111,463	$135,351	$100,122	$90,861
Total non-performing assets as a percentage of total assets	1.10%	1.53%	1.91%	1.47%	1.33%
Total non-performing loans to total loans	1.48%	2.02%	2.63%	2.21%	1.93%

Non-performing commercial mortgage loans decreased $10.4 million, to $18.7 million at December 31, 2013, from $29.1 million at December 31, 2012. At December 31, 2013, the Company held 15 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $12.5 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which has been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal Government. The loan has been restructured and payments are current at December 31, 2013. The borrower continues to make efforts to lease the property. There is no contractual commitment to advance additional funds to this borrower.
Non-performing residential mortgage loans decreased $6.3 million to $23.0 million at December 31, 2013, from $29.3 million at December 31, 2012. Gross charge-offs of residential loans were $3.9 million for the year ended December 31, 2013.
Non-performing commercial loans decreased $3.2 million, to $22.2 million at December 31, 2013, from $25.5 million at December 31, 2012. Non-performing commercial loans at December 31, 2013 consisted of 38 loans. The largest non-performing commercial loan relationship consisted of five loans to a power systems manufacturer with total outstanding balances of $8.0 million at December 31, 2013. All contractual payments on these loans, based upon modified terms, were current at December 31, 2013.
Non-performing consumer loans decreased $1.9 million, to $3.9 million at December 31, 2013, from $5.9 million at December 31, 2012. Gross consumer loan charge-offs were $3.7 million for the year ended December 31, 2013.
Non-performing construction loans decreased $448,000, to $8.4 million at December 31, 2013, from $8.9 million at December 31, 2012. At December 31, 2013, non-performing construction loans consisted of one loan secured by a first mortgage on a 77,000 square foot newly constructed Class A office building, and a parcel of land with approvals for an 110,000 square foot office building located in Parsippany, New Jersey. The office building is completed, except for tenant improvements, but not leased due to weakness in the market. The property is being marketed and the principals are supporting the project. All contractual payments on this loan, based upon modified terms, were current at December 31, 2013. The Company has an unfunded commitment of $3.6 million on this loan at December 31, 2013.
Non-performing multi-family loans declined $9,000 to $403,000 at December 31, 2013, from $412,000 at December 31, 2012.
At December 31, 2013, the Company held $5.5 million of foreclosed assets, compared with $12.5 million at December 31, 2012. Foreclosed assets at December 31, 2013 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $3.0 million of commercial real estate, $2.4 million of residential properties, and $59,000 of marine vessels at December 31, 2013.

Non-performing assets totaled $82.2 million, or 1.10% of total assets at December 31, 2013, compared to $111.5 million, or 1.53% of total assets at December 31, 2012. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million during the year ended December 31, 2013.
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
As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analysis that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating. The factors considered in assessing the adequacy of the allowance for loan losses include the following:

•	results of the routine loan quality reviews performed by an independent third party;

•	general economic and business conditions affecting key lending areas;

•	credit quality trends (including trends in non-performing loans and anticipated trends based on market conditions);

•	collateral values;

•	loan volumes and concentrations;

•	seasoning of the loan portfolio;

•	specific industry conditions within portfolio segments;

•	recent loss experience in particular segments of the loan portfolio; and

•	duration of the current business cycle.
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
The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2013, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to residential mortgage, first-lien home equity loans and commercial mortgage loans were reduced to reflect the decrease in the historical loss experience. In addition, multi-family loans were segregated from other commercial mortgage loans as a result of differing risk characteristics and were assigned GVA percentages accordingly. Multi-family GVAs were established at levels lower than when previously included with other commercial mortgage loans as a result of lower historical loss experience resulting from the diverse cash flow sources supporting these loans.
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
The provision for loan losses is established after considering the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan portfolio composition, loan delinquency trends and peer group analysis. As a result of this process, management has established an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses is warranted based on factors such as the geographic concentration of the loan portfolio, current economic conditions and imprecision related to collateral valuations.
Management believes the primary risks inherent in the portfolio are a decline in the economy, generally, a decline in real estate market values, rising unemployment or a protracted period of unemployment at current elevated levels, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$70,348	$74,351	$68,722	$60,744	$47,712
Charge offs:
Residential mortgage loans	3,900	4,622	5,229	1,996	2,712
Commercial mortgage loans	2,882	3,253	3,408	10,452	619
Multi-family mortgage loans	—	19	—	—	—
Construction loans	234	238	123	1,384	1,089
Commercial loans	3,686	12,259	8,634	11,196	7,576
Consumer loans	3,704	3,516	7,659	4,439	7,624
Total	14,406	23,907	25,053	29,467	19,620
Recoveries:
Residential mortgage loans	160	105	197	359	19
Commercial mortgage loans	104	56	15	30	6
Multi-family mortgage loans	—	1	—	—	—
Construction loans	869	—	4	47	—
Commercial loans	1,075	2,771	1,018	727	1,367
Consumer loans	1,014	971	548	782	1,010
Total	3,222	3,904	1,782	1,945	2,402
Net charge-offs	11,184	20,003	23,271	27,522	17,218
Provision for loan losses	5,500	16,000	28,900	35,500	30,250
Balance at end of period	$64,664	$70,348	$74,351	$68,722	$60,744
Ratio of net charge-offs to average loans outstanding during the period	0.22%	0.43%	0.52%	0.64%	0.39%
Allowance for loan losses to total loans	1.24%	1.43%	1.60%	1.56%	1.39%
Allowance for loan losses to non-performing loans	84.33%	71.07%	60.67%	70.66%	71.91%

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$5,500	22.60%	$6,053	25.79%	$5,873	28.14%	$6,628	31.48%	$5,324	34.07%
Commercial mortgage loans	16,404	26.96	21,639	27.52	22,308	26.95	20,441	26.80	23,578	24.90
Multi-family mortgage loans	5,933	17.87	7,163	14.76	6,933	12.13	4,065	8.79	2,309	5.20
Construction loans	6,307	3.52	3,107	2.45	4,329	2.47	7,282	2.84	4,134	4.48
Commercial loans	24,107	17.93	20,315	17.67	25,381	18.25	22,210	17.15	16,572	17.95
Consumer loans	4,929	11.12	5,224	11.81	5,515	12.06	5,616	12.94	5,964	13.40
Unallocated	1,484	—	6,847	—	4,012	—	2,480	—	2,863	—
Total	$64,664	100.00%	$70,348	100.00%	$74,351	100.00%	$68,722	100.00%	$60,744	100.00%

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
The Investment Policy is designed to generate a favorable rate of return, consistent with established guidelines for liquidity, safety, duration and diversification, and to complement the lending activities of the Bank. Investment decisions are made in accordance with the policy and are based on credit quality, interest rate risk, balance sheet composition, market expectations, liquidity, income and collateral needs.
The Investment Policy does not currently permit the purchase of any securities that are below investment grade.
The investment strategy is to maximize the return on the investment portfolio consistent with the Investment Policy. The investment strategy considers the Bank’s and the Company’s interest rate risk position as well as liquidity, loan demand and other factors. Acceptable investment securities include U.S. Treasury and Agency obligations, collateralized mortgage obligations (“CMOs”), corporate debt obligations, municipal bonds, mortgage-backed securities, commercial paper, mutual funds, bankers’ acceptances and Federal funds. Securities purchased for the investment portfolio require a minimum credit rating of “A” by Moody’s or Standard & Poor’s at the time of purchase.
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
At December 31, 2013, the Bank held $27.5 million in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.
Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$5,273	$5,520	$11,123	$11,583	$22,321	$23,180
FHLB obligations	895	893	500	500	500	504
FHLMC obligations	1,900	1,876	1,300	1,305	499	503
FNMA obligations	3,909	3,883	2,905	2,934	2,648	2,676
FFCB obligations	819	818	—	—	—	—
State and municipal obligations	334,750	332,987	336,078	350,825	314,108	330,902
Corporate obligations	9,954	9,936	7,558	7,769	8,242	8,531
Total held-to-maturity	$357,500	$355,913	$359,464	$374,916	$348,318	$366,296
Available for Sale:
State and municipal obligations	8,739	8,758	9,933	10,316	11,066	11,614
Mortgage-backed securities	1,060,013	1,054,974	1,134,647	1,162,325	1,221,988	1,251,003
FHLMC obligations	47,713	47,709	38,812	39,026	24,077	24,155
FHLB obligations	12,163	12,178	13,196	13,234	43,546	43,669
FNMA obligations	33,347	33,529	38,435	38,757	33,506	33,725
FFCB obligations	—	—	—	—	4,001	4,009
Corporate obligations	—	—	—	—	7,517	7,636
Equity securities	357	446	307	344	307	308
Total available for sale	$1,162,332	$1,157,594	$1,235,330	$1,264,002	$1,346,008	$1,376,119
Average expected life of securities(1)	4.55 years		3.75 years		3.00 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2013:
FNMA	$511,670	$506,701
FHLMC	522,622	521,977
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2013. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2013
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$3,802	4.15%	$1,471	5.15%	$—	—%	$5,273	4.43%
Agency obligations	—	—	7,523	1.25	—	—	—	—	7,523	1.25
Corporate obligations	2,214	4.45	7,740	2.15	—	—	—	—	9,954	2.66
State and municipal obligations	22,987	2.46	33,224	3.64	119,121	3.29	159,418	2.82	334,750	3.05
Total held to maturity	$25,201	2.64%	$52,289	3.11%	$120,592	3.31%	$159,418	2.82%	$357,500	3.02%
Available for sale:
State and municipal obligations	$1,044	3.34%	$4,847	4.11%	—%	—%	$2,867	2.78%	$8,758	3.58%
Mortgage-backed securities	4	5.37	18,260	4.22	102,376	3.07	934,334	2.62	1,054,974	2.69
Agency obligations	20,144	0.72	73,272	0.89	—	—	—	—	93,416	0.85
Total available for sale(2)	$21,192	0.85%	$96,379	1.68%	$102,376	3.07%	$937,201	2.62%	$1,157,148	2.55%

(1)	Yields are not tax equivalent

(2)	Totals excludes $446,000 of available for sale equity securities
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLB advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 84.5% of total deposits at December 31, 2013 and 82.4% of total deposits at December 31, 2012. As of December 31, 2013 and December 31, 2012, time deposits maturing in less than one year amounted to $530 million and $624 million, respectively.
The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2013.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(Dollars in thousands)
Certificates of deposit of $100,000 or more	$74,091	$40,257	$50,320	$105,963	$270,631
Certificates of deposit less than $100,000	58,694	119,371	187,163	170,895	536,123
Total certificates of deposit	$132,785	$159,628	$237,483	$276,858	$806,754

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2013						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2013	2012	2011
	(Dollars in thousands)
Rate:
0.00 to 0.99%	$439,905	$73,180	$11,226	$—	$—	$—	$524,311	$588,809	$609,021
1.00 to 2.00%	12,439	2,752	22,315	38,889	43,301	1,054	120,750	124,088	205,321
2.01 to 3.00%	28,629	69,054	14,215	—	—	—	111,898	129,352	168,354
3.01 to 4.00%	45,821	21	—	—	—	3	45,845	68,660	71,441
4.01 to 5.00%	3,037	256	431	125	—	—	3,849	46,178	64,806
5.01 to 6.00%	24	—	7	—	—	—	31	321	9,506
6.01 to 7.00%	—	—	—	—	—	—	—	—	188
Over 7.01%	41	—	—	29	—	—	70	65	89
Total	$529,896	$145,263	$48,194	$39,043	$43,301	$1,057	$806,754	$957,473	$1,128,726

Borrowed Funds. At December 31, 2013, the Bank had $1.20 billion of borrowed funds. Borrowed funds consist primarily of FHLB advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$774,557	$518,215	$585,234
FHLB line of credit	183,000	178,000	64,000
Securities sold under agreements to repurchase	294,035	357,164	366,460
Average Balance:
FHLB advances	599,991	516,440	560,420
FHLB line of credit	48,784	29,004	9,918
Securities sold under agreements to repurchase	260,004	319,031	338,839
Weighted Average Interest Rate:
FHLB advances	2.34%	2.51%	2.81%
FHLB line of credit	0.38	0.39	0.47
Securities sold under agreements to repurchase	1.74	2.04	2.18

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Federal Funds Purchased	$—	$—	$10,000
FHLB advances	774,557	507,648	518,347
FHLB line of credit	183,000	—	30,000
Securities sold under repurchase agreements	246,322	295,616	361,833
Total borrowed funds	$1,203,879	$803,264	$920,180
Weighted average interest rate of Federal Funds Purchased	—%	—%	0.50%
Weighted average interest rate of FHLB advances	2.17%	2.47%	2.51%
Weighted average interest rate of FHLB line of credit	0.40%	—%	0.35%
Weighted average interest rate of securities sold under agreements to repurchase	1.69%	1.91%	1.99%

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
TPB Realty, LLC, is a wholly owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2013, TPB Realty, LLC had total assets of $2.9 million.
Bergen Avenue Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2013, Bergen Avenue Realty, LLC had total assets of $2.5 million.
Bergen Delaware Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2013, Bergen Delaware Realty, LLC had total assets of $500,000.
Beacon Trust Company, a New Jersey limited purpose trust company, is a wholly owned subsidiary of the Bank.
PERSONNEL
As of December 31, 2013, the Company had 830 full-time and 112 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are impacting the Company and the Bank. For example, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has the authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their principal regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including those with less than $10 billion in assets.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2013, the Bank was considered “well capitalized” under FDIC guidelines.
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
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of a bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.
Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2013

	As of December 31, 2013
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$585,313	8.34%	4.00%
Tier 1 risk-based capital	585,313	11.42	4.00
Total risk-based capital	649,373	12.67	8.00

(1)
For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2013, the Bank was considered “well capitalized” under FDIC guidelines.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2013, dividends paid by the FHLB to the Bank totaled $1.7 million.

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
Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations rate an institution based upon its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

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

The previously discussed final rule that will increase capital requirements will adjust the prompt action categories accordingly. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).
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
Federal Reserve System
Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $13.3 million and up to $89.0 million, and 10% against that portion of total transaction accounts in excess of up to $89.0 million. The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and the full impact of the Dodd-Frank Act may not be known for some time.
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
The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”). On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds. The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TRUPs CDOs”). Many banking organizations had purchased such instruments because of their favorable tax, accounting and regulatory treatment and would have been subject to unexpected write-downs. In response to concerns expressed by community banking organizations, the federal agencies subsequently issued an interim final rule which grandfathers

TRUPS CDOs issued before May 19, 2010 if (i) acquired by a banking organization on or before December 10, 2013 and (ii) the organization reasonably believed the proceeds from the TRUPS CDOs were invested primarily in any trust preferred security or subordinated debt instrument issued by a depository institution holding company with less than $15 billion in assets or by a mutual holding company. Neither the Company nor the Bank have investments in covered funds or TRUPS CDOs.
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
Holding Company Regulation
Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis structured similarly, but not identically, to those of the FDIC for the Bank. As of December 31, 2013, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.
The following table shows the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and the Total risk-based capital ratio as of December 31, 2013

	As of December 31, 2013
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$660,549	9.42%	4.00%
Tier 1 risk-based capital	660,549	12.89	4.00
Total risk-based capital	724,609	14.14	8.00

(1)
For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2013, the Company was “well capitalized” under Federal Reserve Board guidelines.
The Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks will apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
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
Bank holding companies that qualify and opt to become a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. The Company filed an election to qualify as a financial holding company under federal regulations on January 31, 2014. Bank holding companies may qualify to become a financial holding company if:

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
Retained earnings at December 31, 2013 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2013, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.
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
Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, the Company had no net operating loss carryforwards for federal income tax purposes.
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
In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock.
Adverse conditions in the housing sector and related markets and prolonged elevated unemployment levels may adversely affect our business and financial results.
While we did not invest in sub-prime mortgages and related investments, our lending business and investments in mortgage-backed securities are tied, in large part, to the housing market. Lower home prices, a heightened level of foreclosures, the protracted foreclosure process in New Jersey and high unemployment have adversely impacted the credit performance of real estate related loans and collateral values. The housing slump contributed to a reduced demand for the construction of single-family housing, declines in home prices, and elevated delinquencies on residential and commercial mortgage loans. These conditions may potentially cause a reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations, and could result in a decrease in our interest income and a material increase in our provision for loan losses.
Our commercial real estate, multi-family, and commercial loans expose us to increased lending risks.
Our strategy continues to be to increase our commercial real estate, multi-family, commercial and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. At December 31, 2013, the average loan size for a construction loan was $3.5 million, for a commercial mortgage loan was $2.1 million, and for a commercial loan was $354,000, compared to an average loan size of $160,000 for a single-family residential mortgage loan. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.
Our continuing concentration of loans in our primary market area may increase our risk.
Our success is significantly affected by general economic conditions in northern and central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in northern and central New Jersey. The local economic conditions in northern and central New Jersey, including an unemployment rate of 7.3% at December 31, 2013, have a significant impact on our loan portfolios, the ability of the borrowers to repay their loans and the value of the collateral securing our loans. Adverse local economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, depressed real estate values and real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.
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
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, or if delinquencies or non-accrual and non-performing loans increase, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income.
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
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 7.3% or $16.0 million.
Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2013, our available for sale securities portfolio totaled $1.16 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.
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
The Federal Reserve Board continues to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain an accommodative monetary policy in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.
We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings could decline.
We record all assets and liabilities acquired by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2013, goodwill totaling $352.6 million was not amortized but remains subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.
A Company has the option to qualitatively determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before proceeding with a two step quantitative impairment analysis. If a company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the quantitative impairment analysis and then, if needed, Step 2 to determine whether goodwill is impaired. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied value.

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
We may fail to realize the anticipated benefits of the proposed merger of Team Capital Bank into The Provident Bank.
On December 20, 2013, we announced the proposed merger of Team Capital Bank with and into The Provident Bank, the Company’s wholly owned subsidiary. The proposed merger remains subject to regulatory approvals, as well as approval by the stockholders of Team Capital Bank. We anticipate completing the merger in the second quarter of 2014. The success of the proposed merger will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Team Capital Bank and The Provident Bank in a manner that does not materially disrupt the customer relationships of both banks. If we are unable to successfully achieve these objectives, the anticipated benefits of the proposed merger may not be realized fully or at all or may take longer to realize than expected.
The Provident Bank and Team Capital Bank have operated and, until completion of the merger, will continue to operate, independently. It is possible that the integration process related to the proposed merger may result in the loss of key personnel, the disruption of our business or inconsistencies in standards, controls, procedures and policies that may adversely impact our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the proposed merger.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets and the adequacy of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our operations.
The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.
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
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The final rules implementing these requirements, in addition to increasing regulatory capital requirements applicable to the Bank, will take effect on January 1, 2015, with certain aspects of the final rule being transitioned through 2019.
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
We also rely on the integrity and security of a variety of payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.
The occurrence of any system failures, interruption, disruption of power and communication services, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
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
Our business is subject to risk from external events. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Northern New Jersey areas remain central targets for potential acts of terrorism. Additionally, recent severe weather-related events have adversely impacted customers in our market area, especially those in areas located near coastal waters and flood prone areas. Events such as these may become more common in the future and could cause significant damage, cause disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In particular, over the past decade, New Jersey has experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market. Many of these competitors have substantially greater resources and lending limits than we do, and may offer certain deposit and loan pricing, services or credit criteria that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

Item 1B.	Unresolved Staff Comments
There are no unresolved comments from the staff of the SEC to report.

Item 2.	Properties
Property
At December 31, 2013, the Bank conducted business through 77 full-service branch offices located in Hudson, Bergen, Essex, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $66.4 million at December 31, 2013.
In the first quarter of 2011, the Company’s executive offices were relocated to a leased facility at 239 Washington Street, Jersey City, New Jersey, which is also the Bank’s Main Office . This was necessitated by the relocation of the Bank’s administrative offices from 830 Bergen Avenue, Jersey City, New Jersey to a leased facility at 100 Wood Avenue South, Iselin, New Jersey, which was completed during the second quarter 2011. The Bank’s 830 Bergen Avenue administrative office building and its former loan administration center building at 1000 Woodbridge Center Drive, Woodbridge, New Jersey were sold in the fourth quarter of 2011.

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
As of December 31, 2013, there were 83,209,293 shares of the Company’s common stock issued and 59,917,649 shares outstanding, and 5,415 stockholders of record.
The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as the cash dividends paid per common share during the periods indicated.

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$15.10	$14.24	$0.13	$14.90	$13.32	$0.12
Second Quarter	15.57	14.21	0.14	15.35	13.40	0.13
Third Quarter	17.83	15.60	0.14	16.02	14.99	0.13
Fourth Quarter	19.75	16.01	0.15	16.13	13.37	0.33
On January 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.15 per common share, which was paid on February 28, 2014, to common stockholders of record as of the close of business on February 14, 2014. The Company paid a special dividend of $0.20 per common share on December 31, 2012. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.
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

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2008 through December 31, 2013, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2008.
PROVIDENT FINANCIAL SERVICES, INC.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Provident Financial Services, Inc.	100.00	72.61	107.00	98.07	114.78	153.71
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Thrift	100.00	93.26	97.45	81.97	99.70	127.95

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2013 and the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2013 through October 31, 2013	—	—	—	3,714,867
November 1, 2013 through November 30, 2013	856	$18.63	856	3,714,011
December 1, 2013 through December 31, 2013	—	—	—	3,714,011
Total	856	$18.63	856

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

Common stock repurchases for the three months ended December 31, 2013 were in connection with employee income tax withholding on stock-based compensation.

Item 6.	Selected Financial Data
The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$7,487,328	$7,283,695	$7,097,403	$6,824,528	$6,836,172
Loans, net(1)	5,130,149	4,834,351	4,579,158	4,341,091	4,323,450
Investment securities held to maturity	357,500	359,464	348,318	346,022	335,074
Securities available for sale	1,157,594	1,264,002	1,376,119	1,378,927	1,333,163
Deposits	5,202,471	5,428,271	5,156,597	4,877,734	4,899,177
Borrowed funds	1,203,879	803,264	920,180	969,683	999,233
Stockholders’ equity	1,010,753	981,246	952,477	921,687	884,555

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Operations Data:
Interest income	$252,777	$262,259	$275,719	$286,534	$292,559
Interest expense	36,767	44,922	59,729	77,569	111,542
Net interest income	216,010	217,337	215,990	208,965	181,017
Provision for loan losses	5,500	16,000	28,900	35,500	30,250
Net interest income after provision for loan losses	210,510	201,337	187,090	173,465	150,767
Non-interest income	44,153	43,613	32,542	31,552	31,452
Non-interest expense(2)	148,763	148,828	142,446	138,748	297,036
Income (loss) before income tax expense(2)	105,900	96,122	77,186	66,269	(114,817)
Income tax expense	35,366	28,855	19,842	16,564	7,007
Net income (loss)(2)	$70,534	$67,267	$57,344	$49,705	$(121,824)
Earnings (loss) per share:
Basic earnings (loss) per share(2)	$1.23	$1.18	$1.01	$0.88	$(2.16)
Diluted earnings (loss) per share(2)	$1.23	$1.18	$1.01	$0.88	$(2.16)

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

(2)	For 2009, reflects the impact of a $152,502 goodwill impairment charge.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets(5)	0.97%	0.94%	0.83%	0.73%	(1.83)%
Return on average equity(5)	7.08	6.88	6.09	5.46	(13.33)
Average net interest rate spread	3.19	3.25	3.33	3.27	2.82
Net interest margin(2)	3.31	3.38	3.49	3.45	3.06
Average interest-earning assets to average interest-bearing liabilities	1.22	1.19	1.16	1.14	1.13
Non-interest income to average total assets	0.61	0.61	0.47	0.47	0.47
Non-interest expenses to average total assets(5)	2.05	2.08	2.07	2.05	4.45
Efficiency ratio(3)(5)	57.18	57.03	57.31	57.69	139.80
Asset Quality Ratios:
Non-performing loans to total loans	1.48%	2.02%	2.63%	2.21%	1.93%
Non-performing assets to total assets	1.10	1.53	1.91	1.47	1.33
Allowance for loan losses to non-performing loans	84.32	71.07	60.67	70.66	71.91
Allowance for loan losses to total loans	1.24	1.43	1.60	1.56	1.39
Capital Ratios:
Leverage capital(4)	9.42%	8.93%	8.74%	8.57%	7.99%
Total risk based capital(4)	12.89	12.68	12.80	13.00	12.17
Average equity to average assets	14.14	13.93	14.05	14.26	13.42
Other Data:
Number of full-service offices	77	78	82	81	82
Full time equivalent employees	886	884	906	899	931

(1)	Averages presented are daily averages.

(2)	Net interest income divided by average interest earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

(5)	For 2009, reflects the impact of a $152,502 goodwill impairment charge.

Efficiency Ratio Calculation:	12/31/2013	12/31/2012	12/31/2011	12/31/2010	12/31/2009
Net interest income	$216,010	$217,337	$215,990	$208,965	$181,017
Non-interest income	44,153	43,613	32,542	31,552	31,452
Total income	$260,163	$260,950	$248,532	$240,517	$212,469
Non-interest expense(1)	$148,763	$148,828	$142,446	$138,748	$297,036
Expense/income(1)	57.18%	57.03%	57.31%	57.69%	139.80%

(1)	For 2009, reflects the impact of a $152,502 goodwill impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 77 full-service branches throughout northern and central New Jersey.
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
In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2013, commercial loans accounted for 66.3% of the loan portfolio and retail loans accounted for 33.7%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate, multi-family and commercial and industrial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2013, core deposits were 84.5% of total deposits.
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

Acquisition
On December 20, 2013, the Company announced that it had entered into an agreement under which Team Capital Bank ("Team Capital") will merge with and into the Company's subsidiary, The Provident Bank. Consideration will be paid to Team Capital stockholders in a combination of stock and cash valued at approximately $122.0 million on the day of the announcement. The transaction is subject to regulatory approvals and Team Capital's stockholder approval. The merger will add twelve branches to The Provident Bank branch network, with five branches in Pennsylvania and seven in New Jersey.
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
When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party and periodically, by the Credit Committee in the credit renewal or approval. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings.
Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2013, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to residential mortgage loans, first-lien home equity loans and commercial mortgage loans were reduced to reflect the decrease in the historical loss experience. In addition, multi-family loans were segregated from other commercial mortgage loans as a result of differing risk characteristics and were assigned GVA percentages accordingly. Multi-family GVAs were established at levels lower than when previously included with other commercial mortgage loans as a result of lower historical loss experience resulting from the diverse cash flow sources supporting these loans.
Management believes the primary risks inherent in the portfolio are a decline in the economy, generally, a decline in real estate market values, rising unemployment or a protracted period of unemployment at current elevated levels, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company recognized an other-than-temporary securities impairment loss in 2013 and 2011, totaling $434,000 and $302,000, respectively. No other-than-temporary securities impairment loss was incurred in 2012.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. A valuation reserve of $1.1 million was established in 2009 pertaining primarily to state tax benefits on net operating losses at the Bank and unused capital loss carryforwards. In 2011, management released the valuation allowance associated with the state net operating losses, approximately $840,000, due to expectation of current and future taxable income. At December 31, 2013, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2013, 2012 and 2011. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Year Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Deposits	$15,240	$38	0.25%	$32,200	$81	0.25%	$47,727	$119	0.25%
Federal funds sold and short-term investments	1,560	1	0.04	1,439	1	0.09	1,457	—	0.01
Investment securities(1)	353,639	10,987	3.11	351,981	11,808	3.35	345,528	12,160	3.52
Securities available for sale	1,188,253	23,567	1.98	1,348,376	27,327	2.03	1,302,233	34,393	2.64
Federal Home Loan Bank Stock	44,127	1,683	3.81	39,137	1,814	4.63	38,259	1,764	4.61
Net loans(2)	4,922,245	216,501	4.40	4,658,422	221,228	4.75	4,423,125	227,283	5.11
Total interest-earning assets	6,525,064	252,777	3.87	6,431,555	262,259	4.08	6,158,329	275,719	4.46
Non-interest earning assets	739,168			739,386			734,778
Total assets	$7,264,232			$7,170,941			$6,893,107
Interest-bearing liabilities:
Savings deposits	$928,245	960	0.10%	$901,398	1,449	0.16%	$899,020	2,971	0.33%
Demand deposits	2,652,419	7,456	0.28	2,581,802	10,292	0.40	2,272,780	15,168	0.67
Time deposits	878,413	9,615	1.09	1,041,533	13,607	1.31	1,213,292	18,413	1.52
Borrowed funds	908,778	18,736	2.06	864,728	19,574	2.26	909,531	23,177	2.55
Total interest-bearing liabilities	5,367,855	36,767	0.68	5,389,461	44,922	0.83	5,294,623	59,729	1.13
Non-interest bearing liabilities	900,364			803,722			657,056
Total liabilities	6,268,219			6,193,183			5,951,679
Stockholders’ equity	996,013			977,758			941,428
Total liabilities and equity	$7,264,232			$7,170,941			$6,893,107
Net interest income		$216,010			$217,337			$215,990
Net interest rate spread			3.19%			3.25%			3.33%
Net interest earning assets	$1,157,209			$1,042,094			$863,706
Net interest margin(3)			3.31%			3.38%			3.49%
Ratio of interest-earning assets to total interest-bearing liabilities	1.22x			1.19x			1.16x

(1)	Average outstanding balance amounts are at amortized cost.

(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.

(3)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(43)	$—	$(43)	$(37)	$—	$(37)
Investment securities	55	(876)	(821)	224	(576)	(352)
Securities available for sale	(3,186)	(574)	(3,760)	1,181	(8,247)	(7,066)
Federal Home Loan Bank Stock	214	(345)	(131)	41	9	50
Loans	12,127	(16,854)	(4,727)	11,070	(17,125)	(6,055)
Total interest-earning assets	9,167	(18,649)	(9,482)	12,479	(25,939)	(13,460)
Interest-bearing liabilities:
Savings deposits	42	(531)	(489)	8	(1,530)	(1,522)
Demand deposits	274	(3,110)	(2,836)	1,853	(6,729)	(4,876)
Time deposits	(1,962)	(2,030)	(3,992)	(2,423)	(2,383)	(4,806)
Borrowed funds	965	(1,803)	(838)	(1,103)	(2,500)	(3,603)
Total interest-bearing liabilities	(681)	(7,474)	(8,155)	(1,665)	(13,142)	(14,807)
Net interest income	$9,848	$(11,175)	$(1,327)	$14,144	$(12,797)	$1,347

Comparison of Financial Condition at December 31, 2013 and December 31, 2012
Total assets increased $203.6 million, or 2.8%, to $7.49 billion at December 31, 2013, from $7.28 billion at December 31, 2012. The increase was primarily due to increases in total loans, partially offset by a decline in total securities.
Total loans increased $290.1 million, or 5.9%, to $5.19 billion at December 31, 2013, from $4.90 billion at December 31, 2012. For the year ended December 31, 2013, loan originations totaling $1.77 billion and loan purchases of $34.8 million were partially offset by repayments of $1.47 billion and loan sales of $31.0 million. Multi-family loans increased $204.9 million to $928.9 million at December 31, 2013, compared to $724.0 million at December 31, 2012. Commercial loans increased $65.8 million to $932.2 million at December 31, 2013, compared to $866.4 million at December 31, 2012, commercial real estate loans increased $50.7 million to $1.40 billion at December 31, 2013, compared to $1.35 billion at December 31, 2012, and construction loans increased $63.2 million to $183.3 million at December 31, 2013, compared to $120.1 million at December 31, 2012. Residential mortgage loans decreased $91.0 million to $1.17 billion at December 31, 2013, compared to $1.27 billion at December 31, 2012. One- to four-family residential mortgage loan originations totaled $122.5 million and one-to four-family residential mortgage loans purchased totaled $34.8 million for the year ended December 31, 2013. Principal repayments on residential mortgage loans totaled $228.2 million, and residential mortgage loans sold totaled $31.0 million for the year ended December 31, 2013. Consumer loans decreased $1.6 million to $577.6 million at December 31, 2013, compared to $579.2 million at December 31, 2012.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $3.45 billion, accounting for 66.3% of the loan portfolio at December 31, 2013, compared to $3.06 billion, or 62.4% of the loan portfolio at December 31, 2012. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.75 billion and accounted for 33.7% of the loan portfolio at December 31, 2013, compared to $1.84 billion, or 37.6%, of the loan portfolio at December 31, 2012. The increase in commercial loans as a percentage of the total loan portfolio was a result of growth in the multi-family and commercial mortgage portfolios, coupled with reductions in retail loans attributable to refinance activity, the market preference for longer-term fixed-rate loans, which the Company chooses to sell rather than retain for portfolio as part of its interest rate risk management process, and lack of qualified retail loan demand.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at December 31, 2013 was $7.5 million. Of this total, 5 loans totaling $493,000 were 90 days or more delinquent. General valuation reserves of 6.5%, or $32,000, were allocated to these loans at December 31, 2013.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $53.2 million and $12.3 million, respectively, at December 31, 2013. At December 31, 2013, no SNC relationships were classified as substandard
The Company had outstanding junior lien mortgages totaling $226.4 million at December 31, 2013. Of this total, 29 loans totaling $2.0 million were 90 days or more delinquent. General valuation reserves of 10%, or $203,000, were allocated to these loans at December 31, 2013.
At December 31, 2013, the Company had outstanding indirect marine loans totaling $33.4 million. Of this total, 5 loans totaling $367,000 were 90 days or more delinquent. General valuation reserves of 60%, or $220,000, were allocated to these loans at December 31, 2013. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The allowance for loan losses decreased $5.7 million to $64.7 million at December 31, 2013, as a result of net charge-offs of $11.2 million, partially offset by provisions for loan losses of $5.5 million during 2013. The decrease in the allowance for loan losses was attributable to a decrease in non-performing loans, and an improvement in the average risk rating of the loan portfolio. Total non-performing loans at December 31, 2013 were $76.7 million, or 1.48% of total loans, compared with $99.0 million, or 2.02% of total loans at December 31, 2012. At December 31, 2013, impaired loans totaled $106.4 million with related specific reserves of $10.2 million. Within total impaired loans, there were $30.2 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2013, the Company’s allowance for loan losses was 1.24% of total loans, compared with 1.43% of total loans at December 31, 2012.
Non-performing commercial mortgage loans decreased $10.4 million to $18.7 million at December 31, 2013, from $29.1 million at December 31, 2012. At December 31, 2013, the Company held 13 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $12.5 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which has been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal government. The loan has been restructured and payments are current at December 31, 2013. The borrower continues to make efforts to lease the property. There is no contractual commitment to advance additional funds to this borrower.
Non-performing residential mortgage loans decreased $6.3 million to $23.0 million at December 31, 2013, from $29.3 million at December 31, 2012. Gross charge-offs of residential loans were $3.9 million for the year ended December 31, 2013.
Non-performing commercial loans decreased $3.3 million, to $22.2 million at December 31, 2013, from $25.5 million at December 31, 2012. Non-performing commercial loans at December 31, 2013 consisted of 33 loans. The largest non-performing commercial loan relationship consisted of five loans to a power systems manufacturer with total outstanding balances of $8.0 million at December 31, 2013. All contractual payments on these loans, based upon modified terms, were current at December 31, 2013.
Non-performing consumer loans decreased $1.9 million, to $3.9 million at December 31, 2013, from $5.9 million at December 31, 2012. Gross consumer loan charge-offs were $3.7 million for the year ended December 31, 2013.
Non-performing construction loans decreased $448,000, to $8.4 million at December 31, 2013, from $8.9 million at December 31, 2012. At December 31, 2013, non-performing construction loans consisted of one loan secured by a first mortgage on a 77,000 square foot newly constructed Class A office building, and a parcel of land with approvals for an 110,000 square foot office building located in Parsippany, New Jersey. The office building is completed, except for tenant improvements, but not leased due to weakness in the market. The property is being marketed and the principals are supporting the project. All contractual payments on this loan, based upon modified terms, were current at December 31, 2013. The Company has an unfunded commitment of $3.6 million on this loan at December 31, 2013.
Non-performing multi-family loans declined $9,000 to $403,000 at December 31, 2013, from $412,000 at December 31, 2012.

At December 31, 2013, the Company held $5.5 million of foreclosed assets, compared with $12.5 million at December 31, 2012. Foreclosed assets at December 31, 2013 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted primarily of $3.0 million of residential properties, $2.4 million of commercial real estate and $59,000 of marine vessels at December 31, 2013.
Non-performing assets totaled $82.2 million, or 1.10% of total assets at December 31, 2013, compared to $111.5 million, or 1.53% of total assets at December 31, 2012. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million during the year ended December 31, 2013.
Total deposits decreased $226.5 million, or 4.2%, during the year ended December 31, 2013 to $5.20 billion from $5.43 billion at December 31, 2012. Core deposits, consisting of savings and all demand deposit accounts, decreased $75.8 million, or 1.7%, to $4.40 billion at December 31, 2013. The largest decrease was in time deposits which decreased $150.7 million, or 15.7%, to $806.8 million at December 31, 2013, with the majority of the decrease occurring in the 6-, 12- and 60-month maturity categories. The Company continued to develop core deposit relationships, while strategically permitting the run-off of higher-costing time deposits. Core deposits represented 84.5% of total deposits at December 31, 2013, compared to 82.4% at December 31, 2012.
Borrowed funds increased $400.6 million, or 49.9% during the year ended December 31, 2013, to $1.20 billion, as longer-term wholesale funding was added to mitigate interest rate risk, and shorter-term wholesale funding was used to manage the outflow of deposits. Borrowed funds represented 16.1% of total assets at December 31, 2013, an increase from 11.0% at December 31, 2012.
Total stockholders’ equity increased $29.5 million to $1.01 billion at December 31, 2013, from $981.2 million at December 31, 2012. This increase was a result of net income of $70.5 million, the allocation of shares to stock-based compensation plans of $8.2 million and the reissuance of shares for the dividend reinvestment program of $1.2 million, partially offset by cash dividends of $32.3 million, other comprehensive loss of $12.6 million and common stock repurchases of $5.9 million.
Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012
General. Net income for the year ended December 31, 2013 was $70.5 million, compared to $67.3 million for the year ended December 31, 2012. Basic and diluted earnings per share were $1.23 for the year ended December 31, 2013, compared to basic and diluted earnings per share of $1.18 for 2012. Earnings for year ended December 31, 2013 was favorably impacted by the continued improvement in asset quality and related reductions in the provision for loan losses compared with the same period last year. In addition, growth in both average loans outstanding and non-interest bearing demand deposits has contributed to the improvement in earnings. Net income for the year ended December 31, 2013 was adversely impacted by the write-off of a deferred tax asset related to non-qualified stock options issued shortly after the Company's 2003 initial public offering, all of which expired unused in July 2013. The write-off of the related $3.9 million deferred tax asset resulted in a $3.2 million charge to income tax expense and a $735,000 charge to equity in the third quarter of 2013. This write-off reduced both basic and diluted earnings per share for the year ended December 31, 2013 by $0.06.
Net Interest Income. Net interest income decreased $1.3 million to $216.0 million for 2013, from $217.3 million for 2012. The average interest rate spread declined 6 basis points to 3.19% for 2013, from 3.25% for 2012. The net interest margin decreased 7 basis points to 3.31% for 2013, compared to 3.38% for 2012. For the year ended December 31, 2013, net interest income was unfavorably impacted by compression in net interest margin, which was mitigated by an increase in average loans outstanding, funded in part by growth in non-interest bearing demand deposits.
Interest income decreased $9.5 million, or 3.6%, to $252.8 million for 2013, compared to $262.3 million for 2012. The decrease in interest income was attributable to a decrease in the yield on average earning assets, partially offset by an increase in average earning asset balances. The yield on interest-earning assets decreased 21 basis points to 3.87% for 2013, from 4.08% for 2012, with reductions in yields experienced in nearly all earning asset classes. Average interest-earning assets increased $93.5 million, or 1.5%, to $6.53 billion for 2013, compared to $6.43 billion for 2012. The average outstanding loan balances increased $263.8 million, or 5.7%, to $4.92 billion for 2013 from $4.66 billion for 2012, the average balance of securities available for sale decreased $160.1 million, or 11.9%, to $1.19 billion for 2013, compared to $1.35 billion for 2012, and the average balance of investment securities held to maturity increased $1.7 million, or 0.5%, to $353.6 million for 2013, compared to $352.0 million for 2012. These increases were partially offset by a decrease in average interest-earning deposits, Federal funds sold and short-term investment balances of $16.8 million, to $16.8 million for 2013, from $33.6 million for 2012.
Interest expense decreased $8.2 million, or 18.2%, to $36.8 million for 2013, from $44.9 million for 2012. The decrease in interest expense was attributable to lower short-term interest rates coupled with a shift in the funding composition to lower-costing core deposits from certificates of deposit and a reduction in the average cost of borrowings. This was partially offset by an increase in average borrowings, which replaced average deposit outflow and funded a portion of the growth in average interest-earning assets. The average rate paid on interest-bearing liabilities decreased 15 basis points to 0.68% for 2013, from 0.83% for 2012.

The average rate paid on interest-bearing deposits decreased 16 basis points to 0.40% for 2013, from 0.56% for 2012. The average rate paid on borrowings decreased 20 basis points to 2.06% for 2013, from 2.26% for 2012. The average balance of interest-bearing liabilities decreased $8.2 million to $5.37 billion for 2013, compared to $5.39 billion for 2012. Average interest-bearing deposits decreased $65.7 million, or 1.45%, to $4.46 billion for 2013, from $4.52 billion for 2012. Within average interest-bearing deposits, average interest-bearing core deposits increased $97.5 million, or 2.8%, for 2013, compared with 2012, while average time deposits decreased $163.1 million, or 15.66%, for 2013, compared with 2012. Also contributing to the decrease in interest expense, average non-interest bearing deposits increased $96.2 million, or 12.9%, to $839.3 million for 2013, from $743.1 million for 2012. Average outstanding borrowings increased $44.1 million, or 5.1%, to $908.8 million for 2013, compared with $864.7 million for 2012.
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
The provision for loan losses was $5.5 million in 2013, compared to $16.0 million in 2012. The decrease in the provision for loan losses was primarily attributable to a decline in non-performing loan formation and an improvement in credit risk ratings. Net charge-offs for 2013 were $11.2 million, compared to $20.0 million for 2012. Total charge-offs for the year ended December 31, 2013 were $14.4 million, compared to $23.9 million for the year ended December 31, 2012. Recoveries for the year ended December 31, 2013, were $3.2 million, compared to $3.9 million for the year ended December 31, 2012. The allowance for loan losses at December 31, 2013 was $64.7 million, or 1.24% of total loans, compared to $70.3 million, or 1.43% of total loans at December 31, 2012. At December 31, 2013, non-performing loans as a percentage of total loans were 1.48%, compared to 2.02% at December 31, 2012. Non-performing assets as a percentage of total assets were 1.10% at December 31, 2013, compared to 1.53% at December 31, 2012. At December 31, 2013, non-performing loans were $76.7 million, compared to $99.0 million at December 31, 2012, and non-performing assets were $82.2 million at December 31, 2013, compared to $111.5 million at December 31, 2012.
Non-Interest Income. For the year ended December 31, 2013, non-interest income totaled $44.2 million, an increase of $540,000, or 1.2%, compared to the same period in 2012. Fee income increased $3.7 million, to $34.0 million for the year ended December 31, 2013, compared with the same period in 2012, largely due to increases in prepayment fees on commercial loans, wealth management income and deposit fees. BOLI income increased $1.3 million for the year ended December 31, 2013, compared to the same period in the prior year, principally due to the recognition of a policy claim. These increases were partially offset by a $3.5 million decrease in net gains on securities transactions for the year ended December 31, 2013, compared to the same period in 2012. Other income decreased $554,000 for the year ended December 31, 2013, compared with the same period in 2012, primarily due to a $491,000 decrease in gains on loan sales, a $525,000 decrease associated with the sale of a parcel of land in 2012, partially offset by a $478,000 increase in net gains on the sales of foreclosed real estate. Additionally, for the year ended December 31, 2013, the Company recognized a $434,000 net other-than-temporary impairment charge related to an investment in a previously impaired non-Agency mortgage-backed security.
Non-Interest Expense. For the year ended December 31, 2013, non-interest expense was $148.8 million, a decrease of $65,000 from the year ended December 31, 2012. Other operating expenses decreased $2.0 million, primarily due to a reduction in non-performing asset related expenses and charges incurred in the prior year period, which included $545,000 related to damages sustained in Superstorm Sandy, $213,000 associated with the termination of a software contract in connection with the Beacon integration and $222,000 related to the consolidation of underperforming branches. In addition, the amortization of intangibles decreased $842,000 for the year ended December 31, 2013, compared with the same period in 2012, as a result of scheduled reductions in core deposit intangible amortization. FDIC insurance costs declined $417,000 as a result of a lower assessment rate and advertising expense decreased $249,000 to $3.9 million. Partially offsetting these reductions, compensation and benefits expense increased $3.2 million and data processing expense increased $232,000, respectively, for the year ended December 31, 2013, compared to the same period last year. The increase in compensation and benefits expense was principally due to an increase in the incentive compensation accrual, an increase in stock-based compensation resulting from an increase in the Company's stock price and an increase in salaries and related payroll taxes, partially offset by a reduction in employee medical and retirement benefit costs and severance expense. The increase in data processing expense was attributable to increased software maintenance and Internet-banking costs.
Income Tax Expense. For the year ended December 31, 2013, the Company’s income tax expense was $35.4 million, compared with $28.9 million, for the same period in 2012. The increase in income tax expense for the year ended December 31, 2013 was primarily attributable to a $3.2 million charge associated with the write-off of a deferred tax asset related to expired non-qualified stock options in the third quarter of 2013, and growth in pre-tax income from taxable sources. The Company’s effective tax rate was 33.4% for the year ended December 31, 2013, compared with 30.0% for the year ended December 31, 2012.
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
Non-Interest Expense. Non-interest expense for the year ended December 31, 2012 was $148.8 million, an increase of $6.4 million, or 4.5%, from the year ended December 31, 2011. Compensation and benefits expense increased $6.0 million, to $80.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to higher salary expense associated with annual merit increases, personnel added as a result of the Beacon acquisition, an increased incentive compensation accrual and increased employee medical and retirement benefit costs. In addition, other operating expense increased $2.2 million for the year ended December 31, 2012 compared to the same period in 2011, due primarily to increased non-performing asset related expenses, net expenses of $624,000 incurred due to damages sustained in Superstorm Sandy, a $213,000 charge related to the termination of a software contract in connection with the Beacon integration and $222,000 in charges related to the consolidation of underperforming branches. Data processing expense increased $818,000 for the year ended December 31, 2012, compared to the same period in 2011, due to an increase in software maintenance expense, primarily associated with technology enhancements at Beacon, and increased core processing fees. Partially offsetting these increases, impairment of premises and equipment declined $807,000 for the year ended December 31, 2012, compared to last year, due to an impairment charge incurred in the first quarter of 2011 related to the then planned sale and relocation of the Company’s former loan center. FDIC insurance expense decreased $788,000 to $5.1 million for the year ended December 31, 2012, compared with the same period in 2011. The decrease was primarily due to a lower assessment rate and a change in assessment methodology from a deposit-based to an asset-based assessment, effective in the second quarter of 2012. Net occupancy expense decreased $644,000 to $20.5 million, compared to the same period last year, due to the consolidation and relocation of the Company’s administrative offices in April 2011 and the elimination of prior year carrying costs on previously occupied facilities owned by the Company that were sold in November 2011. Additionally, amortization of intangibles decreased $564,000 for the year ended December 31, 2012, compared with the same period of 2011, as a result of scheduled reductions in core deposit intangible amortization, partially offset by the amortization of the customer relationship intangible arising from the Beacon acquisition.
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
Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2013 and 2012, loan repayments totaled $1.47 billion and $1.41 billion, respectively.
One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.81 billion for the year ended December 31, 2013, compared to

$1.73 billion for the year ended December 31, 2012. Purchases for the investment portfolio totaled $401.3 million for the year ended December 31, 2013, compared to $585.0 million for the year ended December 31, 2012.
At December 31, 2013, the Bank had outstanding loan commitments to borrowers of $910.1 million, including undisbursed home equity lines and personal credit lines of $252.5 million. Total deposits decreased $226.5 million for the year ended December 31, 2013. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $529.9 million at December 31, 2013. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2013, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2013, the Bank’s leverage (Tier 1) capital ratio was 8.34%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2013, the Bank’s total risk-based capital ratio was 12.67%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2013, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$891,943	$402,876	$226,009	$24,584	$238,474
Letters of credit	18,142	17,761	381	—	—
Total Off-Balance Sheet	910,085	420,637	226,390	24,584	238,474
Contractual Obligations:
Operating leases	44,276	6,209	11,388	10,130	16,549
Certificate of deposits	806,754	529,896	193,457	82,344	1,057
Total Contractual Obligations	851,030	536,105	204,845	92,474	17,606
Total	$1,761,115	$956,742	$431,235	$117,058	$256,080

Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $910.1 million at December 31, 2013, an increase of $41.1 million, or 4.7%, from $869.0 million at December 31, 2012.
Contractual obligations consist of operating leases and certificate of deposit liabilities. There was one securities purchase of $139,000 that was entered into in 2013 and that settled in 2014. There were no securities purchases that were entered into in 2012 that would have settled in 2013. Total contractual obligations at December 31, 2013 were $851.0 million, a decrease of $154.6 million, or 15.4%, compared to $1.01 billion at December 31, 2012. Contractual obligations under operating leases decreased $3.8 million, or 8.0%, to $44.3 million at December 31, 2013, from $48.1 million at December 31, 2012, and certificate of deposit accounts decreased $150.7 million, or 15.7%, to $806.8 million at December 31, 2013, from $957.5 million at December 31, 2012.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 15.5% at December 31, 2013, compared to 17.6% at December 31, 2012. Certificate of deposit accounts are generally short-term. As of December 31, 2013, 65.7% of all time deposits had maturities of one year or less compared to 65.2% at December 31, 2012. The Company’s ability to retain maturing certificate of deposit accounts is the result of a strategy to remain competitively priced within the marketplace. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB of New York during periods of pricing dislocation.
Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2013.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	218,454	(1,735)	(0.8)
Static	220,189	—	—
+100	215,046	(5,143)	(2.3)
+200	209,565	(10,624)	(4.8)
+300	204,196	(15,993)	(7.3)

The above table indicates that as of December 31, 2013, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 7.3%, or $16.0 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 0.8%, or $1.7 million decrease in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2013.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,299,637	70,635	5.7	16.6	4.5
Flat	1,229,002	—	—	15.9	—
+100	1,163,164	(65,838)	(5.4)	15.2	(4.1)
+200	1,097,487	(131,515)	(10.7)	14.6	(8.4)
+300	1,025,338	(203,664)	(16.6)	13.8	(13.3)

The preceding table indicates that as of December 31, 2013, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 16.6%, or $203.7 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 5.7%, or $70.6 million increase in the present value of equity.
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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

(2)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(6)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2013 and 2012

(2)	Condensed Statement of Income for the years ended December 31, 2013, 2012 and 2011

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Provident Financial Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Short Hills, New Jersey
March 3, 2014

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited Provident Financial Services, Inc.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Short Hills, New Jersey
March 3, 2014

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2013 and 2012
(Dollars in Thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$100,053	$101,850
Short-term investments	1,171	1,973
Total cash and cash equivalents	101,224	103,823
Securities available for sale, at fair value	1,157,594	1,264,002
Investment securities held to maturity (fair value of $355,913 and $374,916 at December 31, 2013 and December 31, 2012, respectively)	357,500	359,464
Federal Home Loan Bank Stock	58,070	37,543
Loans	5,194,813	4,904,699
Less allowance for loan losses	64,664	70,348
Net loans	5,130,149	4,834,351
Foreclosed assets, net	5,486	12,473
Banking premises and equipment, net	66,448	66,120
Accrued interest receivable	22,956	24,002
Intangible assets	356,432	357,907
Bank-owned life insurance	150,511	147,286
Other assets	80,958	76,724
Total assets	$7,487,328	$7,283,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,473,724	$3,556,715
Savings deposits	921,993	914,787
Certificates of deposit of $100,000 or more	270,631	324,901
Other time deposits	536,123	632,572
Total deposits	5,202,471	5,428,975
Mortgage escrow deposits	20,376	21,042
Borrowed funds	1,203,879	803,264
Other liabilities	49,849	49,168
Total liabilities	6,476,575	6,302,449
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,917,649 shares outstanding at December 31, 2013, and 83,209,293 shares issued and 59,937,955 shares outstanding at December 31, 2012, respectively	832	832
Additional paid-in capital	1,026,144	1,021,507
Retained earnings	427,763	389,549
Accumulated other comprehensive income	(4,851)	7,716
Treasury stock	(390,380)	(386,270)
Unallocated common stock held by the Employee Stock Ownership Plan	(48,755)	(52,088)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,205)	(7,298)
Deferred compensation—Directors’ Deferred Fee Plan	7,205	7,298
Total stockholders’ equity	1,010,753	981,246
Total liabilities and stockholders’ equity	$7,487,328	$7,283,695

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands, except share data)

	Years ended December 31,
	2013	2012	2011
Interest income:
Real estate secured loans	$152,429	$155,078	$158,731
Commercial loans	40,428	40,942	42,759
Consumer loans	23,644	25,208	25,793
Securities available for sale and Federal Home Loan Bank stock	25,250	29,141	36,157
Investment securities held to maturity	10,987	11,808	12,160
Deposits, Federal funds sold and other short-term investments	39	82	119
Total interest income	252,777	262,259	275,719
Interest expense:
Deposits	18,031	25,348	36,552
Borrowed funds	18,736	19,574	23,177
Total interest expense	36,767	44,922	59,729
Net interest income	216,010	217,337	215,990
Provision for loan losses	5,500	16,000	28,900
Net interest income after provision for loan losses	210,510	201,337	187,090
Non-interest income:
Fees	34,045	30,336	25,418
Bank-owned life insurance	6,596	5,276	5,242
Other-than-temporary impairment losses on securities	(434)	—	(1,661)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	1,359
Net impairment losses on securities recognized in earnings	(434)	—	(302)
Net gain on securities transactions	996	4,497	708
Other income	2,950	3,504	1,476
Total non-interest income	44,153	43,613	32,542
Non-interest expense:
Compensation and employee benefits	83,000	79,814	74,904
Net occupancy expense	20,560	20,487	21,131
Data processing expense	10,550	10,318	9,500
FDIC Insurance	4,678	5,095	5,883
Impairment of premises and equipment	—	—	807
Advertising and promotion expense	3,890	4,139	3,951
Amortization of intangibles	1,624	2,466	3,030
Other operating expenses	24,461	26,509	23,240
Total non-interest expenses	148,763	148,828	142,446
Income before income tax expense	105,900	96,122	77,186
Income tax expense	35,366	28,855	19,842
Net income	$70,534	$67,267	$57,344
Basic earnings per share	$1.23	$1.18	$1.01
Average basic shares outstanding	57,236,909	57,145,868	56,856,083
Diluted earnings per share	$1.23	$1.18	$1.01
Average diluted shares outstanding	57,361,443	57,199,804	56,868,524
See accompanying notes to consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Years ended December 31,
	2013	2012	2011
Net income	$70,534	$67,267	$57,344
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(19,428)	1,810	4,244
Reclassification adjustment for gains included in net income	(589)	(2,660)	(419)
Total	(20,017)	(850)	3,825
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	(983)
Reclassification adjustment for impairment losses included in net income	257	—	179
Total	257	—	(804)
Amortization related to post-retirement obligations	7,193	(1,005)	(8,204)
Total other comprehensive loss	(12,567)	(1,855)	(5,183)
Total comprehensive income	$57,967	$65,412	$52,161

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2010	$832	$1,017,315	$332,472	$14,754	$(385,094)	$(58,592)	$(7,482)	$7,482	$921,687
Net income	—	—	57,344	—	—	—	—	—	57,344
Other comprehensive income, net of tax				(5,183)					$(5,183)
Cash dividends paid	—		(26,805)	—	—	—	—	—	(26,805)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(4,139)	—	—	—	(4,139)
Shares issued dividend reinvestment plan	—	(1,319)	—	—	4,499	—	—	—	3,180
Option exercises	—	—	—	—	9	—	—	—	9
Allocation of ESOP shares	—	(660)	—	—	—	3,127	—	—	2,467
Allocation of SAP shares	—	3,198	—	—	—	—	—	—	3,198
Allocation of stock options	—	719	—	—	—	—	—	—	719
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011—(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	67,267	—	—	—	—	—	67,267
Other comprehensive income, net of tax				(1,855)					(1,855)
Cash dividends paid	—	—	(40,729)	—	—	—	—	—	(40,729)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(9,424)	—	—	—	(9,424)
Shares issued dividend reinvestment plan	—	(1,755)	—	—	7,845	—	—	—	6,090
Option exercises	—	(6)	—	—	34	—	—	—	28
Allocation of ESOP shares	—	(452)	—	—	—	3,377	—	—	2,925
Allocation of SAP shares	—	4,015	—	—	—	—	—	—	4,015
Allocation of stock options	—	452	—	—	—	—	—	—	452
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011—(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	70,534	—	—	—	—	—	70,534
Other comprehensive loss, net of tax				(12,567)					(12,567)
Cash dividends paid	—	—	(32,320)	—	—	—	—	—	(32,320)
Distributions from DDFP	—	—	—	—	—	—	93	(93)	—
Purchases of treasury stock	—	—	—	—	(5,899)	—	—	—	(5,899)
Shares issued dividend reinvestment plan	—	(57)	—	—	1,301	—	—	—	1,244
Option exercises	—	(134)	—	—	488	—	—	—	354
Allocation of ESOP shares	—	(15)	—	—	—	3,333	—	—	3,318
Allocation of SAP shares	—	4,546	—	—	—	—	—	—	4,546
Allocation of stock options	—	297	—	—	—	—	—	—	297
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$70,534	$67,267	$57,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	8,776	9,327	9,660
Impairment charge premises & equipment	—	—	807
Provision for loan losses	5,500	16,000	28,900
Deferred tax expense (benefit)	5,531	(1,134)	(3,762)
Increase in cash surrender value of Bank-owned Life Insurance	(6,596)	(5,276)	(5,242)
Net amortization of premiums and discounts on securities	12,942	16,545	12,680
Accretion of net deferred loan fees	(3,877)	(3,493)	(2,165)
Amortization of premiums on purchased loans	1,286	1,694	1,902
Net increase in loans originated for sale	(30,977)	(36,723)	(21,394)
Proceeds from sales of loans originated for sale	32,447	38,684	22,675
Proceeds from sales of foreclosed assets	13,686	16,484	15,746
ESOP expense	2,559	2,030	1,926
Allocation of stock award shares	4,869	3,658	3,198
Allocation of stock options	297	452	719
Net gain on sale of loans	(1,470)	(1,961)	(1,281)
Net gain on securities available for sale	(996)	(4,497)	(708)
Impairment charge on securities	434	—	302
Net gain (loss) on sale of premises and equipment	(42)	(633)	271
Net gain (loss) on sale of foreclosed assets	(403)	75	(127)
Contribution to pension plan	—	(4,113)	(4,854)
Decrease in accrued interest receivable	1,046	651	604
Increase in other assets	(16,325)	(9,228)	(13,900)
Increase (decrease) in other liabilities	173	2,482	(9,468)
Net cash provided by operating activities	99,394	108,291	93,833
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	97,974	77,207	78,697
Purchases of investment securities held to maturity	(97,964)	(89,281)	(81,566)
Proceeds from sales of securities	14,834	106,768	24,149
Proceeds from maturities calls and paydowns of securities available for sale	351,472	488,590	421,368
Purchases of securities available for sale	(303,334)	(495,726)	(449,419)
Cash consideration paid to acquire Beacon Trust, net of cash and cash equivalents	—	—	(7,254)
Purchases of loans	(34,766)	(73,740)	(79,521)
Net increase in loans	(259,359)	(191,904)	(189,317)
Proceeds from sales of premises and equipment	35	638	11,977
Purchases of premises and equipment, net	(7,709)	(7,658)	(8,546)
Net cash used in investing activities	(238,817)	(185,106)	(279,432)
Cash flows from financing activities:
Net (decrease) increase in deposits	(226,504)	271,674	278,863
(Decrease) increase in mortgage escrow deposits	(666)	283	1,397
Purchase of treasury stock	(5,899)	(9,424)	(4,139)
Cash dividends paid to stockholders	(32,320)	(40,729)	(26,805)
Shares issued to dividend reinvestment plan	1,244	6,090	3,180
Stock options exercised	354	28	9
Proceeds from long-term borrowings	301,000	—	236,300
Payments on long-term borrowings	(79,090)	(55,700)	(280,088)
Net increase (decrease) in short-term borrowings	178,705	(61,216)	(5,715)
Net cash provided by financing activities	136,824	111,006	203,002
Net (decrease) increase in cash and cash equivalents	(2,599)	34,191	17,403
Cash and cash equivalents at beginning of period	103,823	69,632	52,229
Cash and cash equivalents at end of period	$101,224	$103,823	$69,632
Cash paid during the period for:
Interest on deposits and borrowings	$36,727	$45,362	$60,739
Income taxes	$29,119	25,858	$25,909
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$6,602	$16,253	$25,406
Fair value of assets acquired	$—	$672	$1,879
Goodwill and customer relationship intangible	$—	$(672)	$9,547
Liabilities assumed	$—	$—	$926
See accompanying notes to consolidated financial statement

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”), The Provident Bank (the “Bank”) and their wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications. In the fourth quarter of 2013, the Company elected to reclassify certain items on the statements of condition from between, and among other liabilities, deposits and escrow deposits.  This reclassification did not have a material impact on the Company’s consolidated financial statements.
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
Years Ended December 31, 2013, 2012 and 2011

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
The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment to yield over the expected lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.
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
Years Ended December 31, 2013, 2012 and 2011

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
Years Ended December 31, 2013, 2012 and 2011

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
Expense related to time vesting stock awards and stock options is based on the fair value of the common stock on the date of the grant and on the fair value of the stock options on the date of the grant, respectively, and is recognized ratably over the vesting period of the awards. Performance vesting stock awards and stock options are either dependent upon a market condition or a performance condition. Market condition is a performance metric tied to a stock price, either on an absolute basis, or a relative basis against peers, while a performance condition is based on internal operations, such as earnings per share. The expense related to a market condition performance vesting stock award or stock option is based on the fair value of the award on the date of grant and is recognized ratably over the performance period. The expense related to a performance condition stock award or stock option is based on the fair value of the award on the date of grant, adjusted periodically based upon the number of awards or options expected to be earned, recognized over the performance period.
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2013, there were 417,443 shares held by the DDFP.
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
Years Ended December 31, 2013, 2012 and 2011

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
Impact of Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) in July 2013 issued Accounting Standards Update (“ASU“) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
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
In February 2013, the FASB issued ASU No. 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. This guidance was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company adopted this guidance effective March 31, 2013, as required, for the quarter ended March 31, 2013.
Effective March 31, 2012, the Company adopted guidance regarding the presentation of comprehensive income. In June 2011, the FASB issued guidance providing an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

comprehensive income as part of the statement of changes in stockholders’ equity. As originally issued, ASU 2011-5 requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement was deferred by ASU 2011-12,—Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards. ASU No. 2011-5 is effective for all interim and annual periods beginning on or after December 15, 2011 with early adoption permitted, and must be applied retrospectively. The Company presented comprehensive income in a separate consolidated statement of comprehensive income for the years ended December 31, 2013, 2012, 2011 and 2010.

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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2013, the liquidation account, which is an off-balance sheet memorandum account, amounted to $19.9 million.
On December 20, 2013, the Company announced that it had entered into an agreement under which Team Capital Bank ("Team Capital") will merge with and into the Company's subsidiary, The Provident Bank. Consideration will be paid to Team Capital stockholders in a combination of stock and cash valued at approximately $122.0 million on the day of the announcement. The transaction is subject to regulatory approvals and Team Capital's stockholder approval. The merger will add twelve branches to the Bank's branch network, with five branches in eastern Pennsylvania and seven in western and central New Jersey.
On August 11, 2011, the Bank completed its acquisition of Beacon Trust Company, a New Jersey limited purpose trust company, and Beacon Global Asset Management, Inc., an SEC-registered investment advisor incorporated in Delaware (collectively “Beacon”). Pursuant to the terms of the Stock Purchase Agreement announced on May 19, 2011, Beacon’s former parent company, Beacon Financial Corporation may be paid cash consideration in an amount up to $10.5 million, based upon the acquired companies’ financial performance in the three years following the closing of the transaction. Subsequent to the acquisition, Beacon Global Asset Management was merged with and into Beacon Trust Company.
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
Years Ended December 31, 2013, 2012 and 2011

In connection with the Beacon acquisition, the Company recorded goodwill of $6.5 million, none of which is estimated to be deductible for income tax purposes. In addition, a customer relationship intangible (“CRI”) of $2.4 million was recognized and is being amortized on an accelerated basis over an estimated useful life of twelve years.

(3) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2013 and 2012 was $21,052,000 and $17,726,000, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity
Investment securities held to maturity at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,523	13	(66)	7,470
Mortgage-backed securities	5,273	247	—	5,520
State and municipal obligations	334,750	5,435	(7,198)	332,987
Corporate obligations	9,954	58	(76)	9,936
	$357,500	5,753	(7,340)	355,913

	2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,705	34	—	4,739
Mortgage-backed securities	11,123	460	—	11,583
State and municipal obligations	336,078	15,332	(585)	350,825
Corporate obligations	7,558	211	—	7,769
	$359,464	16,037	(585)	374,916

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Investment securities held to maturity having a carrying value of $186,251,000 and $256,399,000 at December 31, 2013 and 2012, respectively, were pledged to secure other borrowings, securities sold under repurchase agreements and government deposits.
The amortized cost and fair value of investment securities at December 31, 2013 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2013
	Amortized cost	Fair value
Due in one year or less	$25,201	25,331
Due after one year through five years	48,999	50,098
Due after five years through ten years	118,609	120,390
Due after ten years	159,418	154,574
Mortgage-backed securities	5,273	5,520
	$357,500	355,913

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

During 2013, the Company recognized gains of $90,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $49,631,000. In addition, for the year ended December 31, 2013, the Company recognized gross gains of $18,000, and no gross losses, related to the sales of certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers.

In 2012, the Company recognized gains of $73,000 and no losses related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $9,792,000. For the year ended December 31, 2011, total proceeds from calls was $29,210,000, with recognized gains of $68,000 and recognized losses of $10,000. There were no sales of securities from the held to maturity portfolio for the years ended December 31, 2012 and 2011.
The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment (in thousands):

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	5,766	(66)	—	—	5,766	(66)
State and municipal obligations	123,988	(5,376)	19,051	(1,822)	143,039	(7,198)
Corporate obligations	5,387	(76)	—	—	5,387	(76)
	$135,141	(5,518)	19,051	(1,822)	154,192	(7,340)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$30,992	(585)	—	—	30,992	(585)
	$30,992	(585)	—	—	30,992	(585)

Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2013, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considered the percentage and length of time the fair value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2013 totaled 270, compared with 56 at December 31, 2012. All temporarily impaired investment securities were investment grade at December 31, 2013.

(5) Securities Available for Sale
Securities available for sale at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$93,223	372	(179)	93,416
Mortgage-backed securities	1,060,013	14,493	(19,532)	1,054,974
State and municipal obligations	8,739	171	(152)	8,758
Equity securities	357	89	—	446
	$1,162,332	15,125	(19,863)	1,157,594

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$90,443	574	—	91,017
Mortgage-backed securities	1,134,647	27,934	(256)	1,162,325
State and municipal obligations	9,933	384	(1)	10,316
Equity securities	307	37	—	344
	$1,235,330	28,929	(257)	1,264,002

Securities available for sale having a carrying value of $627,053,000 and $597,494,000 at December 31, 2013 and 2012, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.
The amortized cost and fair value of securities available for sale at December 31, 2013, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2013
	Amortized cost	Fair value
Due in one year or less	$21,111	21,188
Due after one year through five years	77,832	78,119
Due after five years through ten years	—	—
Due after ten years	3,019	2,867
Mortgage-backed securities	1,060,013	1,054,974
Equity securities	357	446
	$1,162,332	1,157,594

During 2013, proceeds from the sale of securities available for sale were $14,310,000, resulting in gross gains of $888,000 and no losses. Also, for the year ended December 31, 2013, proceeds from calls on securities available for sale totaled $896,000, with no gross gains or losses recognized. For the 2012 period, proceeds from the sale of securities available for sale totaled $106,768,000, resulting in gross gains of $4,424,000 and no losses. For the year ended December 31, 2011, the Company recognized gains of $13,000 and losses of $8,000 related to calls on certain available for sale securities, with proceeds totaling $584,000.
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2013.
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	December 31, 2013	December 31, 2012
Beginning credit loss amount	$1,240	1,240
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	434	—
Less: Realized losses for securities sold	—	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—
Ending credit loss amount	$1,674	1,240

For the year ended December 31, 2013, the Company incurred a $434,000 subsequent net other-than-temporary impairment charge on a previously impaired non-Agency mortgage-backed security. For the prior year period, the Company did not recognize a net other-than-temporary impairment charge. Prior to these charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.
The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$34,355	(179)	—	—	34,355	(179)
Mortgage-backed securities	604,778	(18,850)	13,521	(682)	618,299	(19,532)
State and municipal obligations	2,867	(152)	—	—	2,867	(152)
	$642,000	(19,181)	13,521	(682)	655,521	(19,863)

	December 31, 2012 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$59,521	(205)	11,012	(51)	70,533	(256)
State and municipal obligations	—	—	503	(1)	503	(1)
	$59,521	(205)	11,515	(52)	71,036	(257)

The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2013, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2013 totaled 76, compared with 9 at December 31, 2012. There were 4 private label mortgage-backed securities in an unrealized loss position at December 31, 2013, with an amortized cost of $4,248,000 and unrealized losses totaling $25,000. One of these private label mortgage-backed securities was below investment grade at December 31, 2013.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

(6) Loans Receivable and Allowance for Loan Losses
Loans receivable at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Mortgage loans:
Residential	$1,174,043	1,265,015
Commercial	1,400,624	1,349,950
Multi-family	928,906	723,958
Construction	183,289	120,133
Total mortgage loans	3,686,862	3,459,056
Commercial loans	932,199	866,395
Consumer loans	577,602	579,166
Total gross loans	5,196,663	4,904,617
Premiums on purchased loans	4,202	4,964
Unearned discounts	(62)	(78)
Net deferred fees	(5,990)	(4,804)
	$5,194,813	4,904,699

Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2013, 2012 and 2011, $1,286,000, $1,694,000 and $1,902,000, respectively, decreased interest income as a result of prepayments and normal amortization.
The following table summarizes the aging of loans receivable by portfolio segment and class as follows (in thousands):

	At December 31, 2013
	30-59 Days	60-89 Days	Non-accrual	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:						.
Residential	$10,639	5,062	23,011	38,712	1,135,331	1,174,043	—
Commercial	687	318	18,662	19,667	1,380,957	1,400,624	—
Multi-family	—	—	403	403	928,503	928,906	—
Construction	—	—	8,448	8,448	174,841	183,289	—
Total mortgage loans	11,326	5,380	50,524	67,230	3,619,632	3,686,862	—
Commercial loans	305	77	22,228	22,610	909,589	932,199	—
Consumer loans	2,474	2,194	3,928	8,596	569,006	577,602	—
Total gross loans	$14,105	7,651	76,680	98,436	5,098,227	5,196,663	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $76,680,000 and $98,990,000 at December 31, 2013 and 2012, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2013, or 2012.
If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $1,913,000, $3,022,000 and $3,496,000, for the years ended December 31, 2013, 2012 and 2011, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2013, 2012 and 2011 was not material for the periods presented.
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
At December 31, 2013, there were 152 impaired loans totaling $106.4 million, of which 142 loans totaling $89.4 million were TDRs. Included in this total were 115 TDRs related to 110 borrowers totaling $58.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2013. At December 31, 2012, there were 108 impaired loans totaling $109.6 million, of which 94 loans totaling $84.0 million were TDRs. Included in this total were 80 TDRs related to 70 borrowers totaling $58.4 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2012.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	At December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$75,839	28,210	2,321	106,370
Collectively evaluated for impairment	3,611,023	903,989	575,281	5,090,293
Total gross loans	$3,686,862	932,199	577,602	5,196,663

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$78,525	29,807	1,298	109,630
Collectively evaluated for impairment	3,380,531	836,588	577,868	4,794,987
Total gross loans	$3,459,056	866,395	579,166	4,904,617

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	At December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$7,829	2,221	167	10,217	—	10,217
Collectively evaluated for impairment	26,315	21,886	4,762	52,963	1,484	54,447
Total	$34,144	24,107	4,929	63,180	1,484	64,664

	At December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$5,172	1,949	90	7,211	—	7,211
Collectively evaluated for impairment	32,790	18,366	5,134	56,290	6,847	63,137
Total	$37,962	20,315	5,224	63,501	6,847	70,348

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following tables present the number of loans modified as TDRs during the years ended December 31, 2013 and 2012 and their balances immediately prior to the modification date and post-modification as of December 31, 2013 and 2012.

	Year Ended December 31, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	42	$9,097	9,149
Commercial	1	330	304
Total mortgage loans	43	9,427	9,453
Commercial loans	3	1,846	1,816
Consumer loans	8	1,119	1,095
Total restructured loans	54	$12,392	12,364

	Year Ended December 31, 2012
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	35	$11,469	10,110
Commercial	1	276	276
Total mortgage loans	36	11,745	10,386
Commercial loans	10	14,474	13,542
Consumer loans	5	879	793
Total restructured loans	51	$27,098	24,721

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2013 and 2012 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the years ended December 31, 2013 or December 31, 2012. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $1.0 million and $2.0 million at December 31, 2013 and 2012, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.08% and 4.81%, compared to a yield of 5.75% and 5.89% prior to modification for the years ended December 31, 2013 and 2012, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2013 and 2012, and for which there was a payment default (90 days or more past due) during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	—	$—	1	$121
Commercial	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Total mortgage loans	—	—	1	121
Commercial loans	3	1,815	—	—
Consumer loans	1	130	1	52
Total restructured loans	4	$1,945	2	$173

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
The activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$70,348	74,351	68,722
Provision charged to operations	5,500	16,000	28,900
Recoveries of loans previously charged off	3,222	3,904	1,782
Loans charged off	(14,406)	(23,907)	(25,053)
Balance at end of period	$64,664	70,348	74,351

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	For the Year Ended December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	2,065	6,403	2,395	10,863	(5,363)	5,500
Recoveries of loans previously charged off	1,133	1,075	1,014	3,222	—	3,222
Loans charged off	(7,016)	(3,686)	(3,704)	(14,406)	—	(14,406)
Balance at end of period	$34,144	24,107	4,929	63,180	1,484	64,664

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	Year ended December 31, 2012
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$39,443	25,381	5,515	70,339	4,012	74,351
Provision charged to operations	6,489	4,422	2,254	13,165	2,835	16,000
Recoveries of loans previously charged off	162	2,771	971	3,904	—	3,904
Loans charged off	(8,132)	(12,259)	(3,516)	(23,907)	—	(23,907)
Balance at end of period	$37,962	20,315	5,224	63,501	6,847	70,348

Impaired loans receivable by class are summarized as follows (in thousands):

	At December 31, 2013					At December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,459	9,999	—	10,322	299	7,241	5,309	—	5,395	155
Commercial	4,917	4,667	—	4,834	3	17,656	14,104	—	16,579	82
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,896	—	9,738	—
Total	18,376	14,666	—	15,156	302	34,707	28,309	—	31,712	237
Commercial loans	8,163	6,674	—	8,252	24	7,252	6,117	—	7,064	53
Consumer loans	754	618	—	674	26	84	58	—	71	2
Total loans	$27,293	21,958	—	24,082	352	42,043	34,484	—	38,847	292
Loans with an allow-ance recorded
Mortgage loans:
Residential	$17,122	16,473	2,571	16,610	557	$14,139	13,133	1,805	13,206	378
Commercial	37,320	36,251	2,309	36,727	976	37,739	37,083	3,367	37,490	990
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,449	2,949	8,659	—	—	—	—	—	—
Total	64,252	61,173	7,829	61,996	1,533	51,878	50,216	5,172	50,696	1,368
Commercial loans	22,779	21,536	2,221	23,204	650	24,545	23,690	1,949	24,777	689
Consumer loans	1,732	1,703	167	1,726	63	1,277	1,240	90	1,291	46
Total loans	$88,763	84,412	10,217	86,926	2,246	$77,700	75,146	7,211	76,764	2,103
Total
Mortgage loans:
Residential	$30,581	26,472	2,571	26,932	856	$21,380	18,442	1,805	18,601	533
Commercial	42,237	40,918	2,309	41,561	979	55,395	51,187	3,367	54,069	1,072
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	9,810	8,449	2,949	8,659	—	9,810	8,896	—	9,738	—
Total	82,628	75,839	7,829	77,152	1,835	86,585	78,525	5,172	82,408	1,605
Commercial loans	30,942	28,210	2,221	31,456	674	31,797	29,807	1,949	31,841	742
Consumer loans	2,486	2,321	167	2,400	89	1,361	1,298	90	1,362	48
Total loans	$116,056	106,370	10,217	111,008	2,598	$119,743	109,630	7,211	115,611	2,395

At December 31, 2013, impaired loans consisted of 152 residential, commercial and commercial mortgage loans totaling $106,370,000, of which 37 loans totaling $48,204,000 were included in nonaccrual loans. At December 31, 2012, impaired loans consisted of 108 residential, commercial and commercial mortgage loans totaling $109,630,000, of which 14 loans totaling $25,674,000 were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $10,217,000 and $7,211,000 at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, impaired loans for which there was no related allowance for loan losses totaled $21,958,000 and $34,484,000, respectively. The average balances of impaired loans during the years ended December 31, 2013, 2012 and 2011 were $111,008,000, $115,611,000 and $108,654,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $657,563,000 and $601,914,000, at December 31, 2013 and 2012, respectively, and undisbursed home equity and personal credit lines of $252,522,000 and $267,078,000, at December 31, 2013 and 2012, respectively), exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At December 31, 2013
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$5,062	15,301	—	—	20,363	28,551	2,037	50,951
Substandard	23,011	54,592	403	8,449	86,455	46,687	4,220	137,362
Doubtful	—	—	—	—	—	649	—	649
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	28,073	69,893	403	8,449	106,818	75,887	6,257	188,962
Acceptable/watch	1,145,970	1,330,731	928,503	174,840	3,580,044	856,312	571,345	5,007,701
Total outstanding loans	$1,174,043	1,400,624	928,906	183,289	3,686,862	932,199	577,602	5,196,663

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	At December 31, 2012
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$11,986	14,816	—	—	26,802	17,076	1,808	45,686
Substandard	29,293	79,235	412	13,642	122,582	54,200	5,666	182,448
Doubtful	—	—	—	—	—	464	—	464
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	41,279	94,051	412	13,642	149,384	71,740	7,474	228,598
Acceptable/watch	1,223,736	1,255,899	723,546	106,491	3,309,672	794,655	571,692	4,676,019
Total outstanding loans	$1,265,015	1,349,950	723,958	120,133	3,459,056	866,395	579,166	4,904,617

(7) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Land	$13,955	13,961
Banking premises	64,129	61,092
Furniture, fixtures and equipment	31,565	43,314
Leasehold improvements	27,503	26,791
Construction in progress	3,687	3,427
	140,839	148,585
Less accumulated depreciation and amortization	74,391	82,465
	$66,448	66,120

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 amounted to $7,152,000, $6,929,000, and $6,698,000, respectively.

(8) Intangible Assets
Intangible assets at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Goodwill	$352,609	352,609
Core deposit premiums	1,096	2,061
Customer relationship intangible	1,563	1,898
Mortgage servicing rights	1,164	1,339
	$356,432	357,907

Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Core deposit premiums	$965	1,698	2,550
Customer relationship intangible	335	367	158
Mortgage servicing rights	324	401	322
	$1,624	2,466	3,030

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Scheduled amortization of core deposit and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,
2014	$929
2015	662
2016	318
2017	205
2018	171

(9) Deposits
Deposits at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	Weighted average interest rate	2012	Weighted average interest rate
Savings deposits	$921,993	0.09%	$914,787	0.15%
Money market accounts	1,281,596	0.25	1,357,046	0.27
NOW accounts	1,326,941	0.29	1,334,813	0.35
Non-interest bearing deposits	865,187	—	864,856	—
Certificates of deposit	806,754	0.97	957,473	1.23
	$5,202,471		$5,428,975

Scheduled maturities of certificates of deposit accounts at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Within one year	$529,896	624,461
One to three years	193,457	250,325
Three to five years	82,344	81,510
Five years and thereafter	1,057	1,177
	$806,754	957,473

Interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 is summarized as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Savings deposits	$960	1,449	2,971
NOW and money market accounts	7,456	10,292	15,168
Certificates of deposits	9,615	13,607	18,413
	$18,031	25,348	36,552

(10) Borrowed Funds
Borrowed funds at December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Securities sold under repurchase agreements	$246,322	295,616
FHLB line of credit	183,000	—
FHLB advances	774,557	507,648
	$1,203,879	803,264

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

FHLB advances are at fixed rates and mature between February 2014 and November 2018. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.
Scheduled maturities of FHLB advances at December 31, 2013 are as follows (in thousands):

2013
Due in one year or less	$132,750
Due after one year through two years	200,997
Due after two years through three years	122,627
Due after three years through four years	168,000
Due after four years through five years	54,183
Thereafter	96,000
$774,557

Scheduled maturities of securities sold under repurchase agreements at December 31, 2013 are as follows (in thousands):

2013
Due in one year or less	$76,322
Due after one year through two years	15,000
Due after two years through three years	75,000
Due after three years through four years	25,000
Due after four years through five years	20,000
Thereafter	35,000
$246,322

The following tables set forth certain information as to Borrowed Funds for the years ended December 31, 2013 and 2012 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2013:
Securities sold under repurchase agreements	$294,034	260,004	1.74%
FHLB line of credit	183,000	48,784	0.38
FHLB advances	774,557	599,991	2.34
Federal funds purchased	—	253	1.00
2012:
Securities sold under repurchase agreements	$357,164	319,031	2.04%
FHLB line of credit	178,000	29,004	0.39
FHLB advances	518,215	516,440	2.51
Federal funds purchased	—	253	1.00

Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2013, management believes that no contributions will be made to the pension plan in 2014.
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
The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2013	2012	2011	2013	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$32,189	28,277	21,210	25,116	23,327	17,556
Service cost	—	—	—	240	252	177
Interest cost	1,273	1,287	1,252	981	1,043	1,020
Actuarial loss (gain)	114	779	1,924	(210)	231	1,348
Benefits paid	(969)	(891)	(822)	(624)	(634)	(662)
Change in actuarial assumptions	(4,002)	2,737	4,713	(3,417)	897	3,888
Benefit obligation at end of year	$28,605	32,189	28,277	22,086	25,116	23,327
Change in plan assets:
Fair value of plan assets at beginning of year	$40,072	32,666	28,416	—	—	—
Actual return on plan assets	6,099	4,184	218	—	—	—
Employer contributions	—	4,113	4,854	624	634	662
Benefits paid	(969)	(891)	(822)	(624)	(634)	(662)
Fair value of plan assets at end of year	$45,202	40,072	32,666	—	—	—
Funded status at end of year	$16,597	7,883	4,389	(22,086)	(25,116)	(23,327)

The prepaid pension benefits of $16.6 million and the unfunded post-retirement healthcare and life insurance benefits of $22.1 million at December 31, 2013 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2013 and 2012 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2013	2012	2013	2012
Unrecognized prior service cost	$—	—	(5)	(9)
Unrecognized net actuarial gain	7,699	15,871	(4,076)	(434)
Total accumulated other comprehensive loss (gain)	$7,699	15,871	(4,081)	(443)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Net periodic benefit cost (increase) for the years ending December 31, 2013, 2012 and 2011, included the following components (in thousands):

	Pension			Post-retirement
	2013	2012	2011	2013	2012	2011
Service cost	$—	—	—	240	252	177
Interest cost	1,273	1,287	1,252	981	1,043	1,020
Return on plan assets	(3,167)	(2,578)	(2,244)	—	—	—
Amortization of:
Net gain (loss)	1,352	1,428	721	15	12	(454)
Unrecognized prior service cost	—	—	—	(4)	(4)	(4)
Net periodic benefit (increase) cost	$(542)	137	(271)	1,232	1,303	739

The weighted average actuarial assumptions used in the plan determinations at December 31, 2013, 2012 and 2011 were as follows:

	Pension			Post-retirement
	2013	2012	2011	2013	2012	2011
Discount rate	5.00%	4.00%	4.50%	5.00%	4.00%	4.50%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.50	7.00

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 5.00% was selected for the December 31, 2013 measurement date and the 2013 expense calculation.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2013 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$250	(200)
Effect on post-retirement benefits obligation	$4,460	(3,550)
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2014	$1,012,000	$760,000
2015	1,037,000	782,000
2016	1,097,000	812,000
2017	1,142,000	852,000
2018	1,222,000	884,000

The weighted-average asset allocation of pension plan assets at December 31, 2013 and 2012 were as follows:

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Asset Category	2013	2012
Domestic equities	44%	44%
Foreign equities	14%	14%
Fixed income	40%	40%
Real estate	2%	2%
Cash	0%	0%
Total	100%	100%

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

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2013 and 2012, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$180	—	180	—
Mutual funds:
Fixed income	9,210	9,210	—	—
International equity	6,316	6,316	—	—
Large U.S. equity	1,809	1,809	—	—
Small/Mid U.S. equity	1,844	1,844	—	—
Total mutual funds	19,179	19,179	—	—
Pooled separate accounts:
Fixed income	8,624	—	8,624	—
Large U.S. equity	14,509	—	14,509	—
Small/Mid U.S. equity	2,710	—	2,710	—
Total pooled separate accounts	25,843	—	25,843	—
Total investments	$45,202	19,179	26,023	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third-party investment manager.
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2013, 2012 and 2011, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2013, 2012 and 2011 were $587,000, $601,000 and $511,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $162,000, $169,000 and $173,000 for the years 2013, 2012 and 2011, respectively. At December 31, 2013, and 2012, $2,207,000 and $2,190,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. An increase of $56,000, a decrease of $49,000, and an increase of $117,000, net of tax, were recorded in other comprehensive income for 2013, 2012 and 2011, respectively, in connection with this supplemental retirement plan.
Retirement Plan for the Board of Directors of The Provident Bank
The Bank maintains a Retirement Plan for the Board of Directors of the Bank, a non-qualified plan that provides cash payments for up to 10 years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the age of 72 with at least ten years of service on the board, is forty quarterly payments of $1,250. The Bank may suspend payments under this plan if it does not meet Federal Deposit Insurance Corporation or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent.
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, $181,000 and $195,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. An increase of $6,000, an increase of $3,000, and a increase of $13,000, net of tax, were recorded in other comprehensive income for 2013, 2012 and 2011, respectively, in connection with this plan.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2013, was $56.7 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the ESOP years ending December 31, 2013 and 2012, 195,065 shares and 197,653 shares were released, respectively. Unallocated ESOP shares held in suspense totaled 2,853,557 at December 31, 2013, and had a fair value of $55.1 million. ESOP compensation expense for the years ended December 31, 2013, 2012 and 2011 was $2,559,000, $2,030,000 and $1,926,000, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2013, 2012 and 2011 was $7,000, $7,500 and $6,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2013, 2012 and 2011 was $45,000, $28,000 and $24,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
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
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are two and three-year performance vesting awards, which may or may not vest depending upon the attainment of

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

certain corporate financial targets. Expense attributable to stock awards amounted to $4,869,000, $3,658,000 and $3,169,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2013	2012	2011
Outstanding at beginning of year	846,883	904,411	728,015
Granted	386,669	373,510	340,206
Forfeited	(68,954)	(220,590)	(11,866)
Vested	(382,385)	(210,448)	(151,944)
Outstanding at the end of year	782,213	846,883	904,411

As of December 31, 2013, unrecognized compensation cost relating to unvested restricted stock totaled $2.7 million. This amount will be recognized over a remaining weighted average period of 1.1 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2013		2012		2011
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	4,152,016	$17.50	4,248,898	$17.37	4,178,764	$17.42
Granted	85,250	15.23	80,081	14.86	83,422	14.50
Exercised	(28,464)	12.41	(2,000)	12.54	(500)	12.54
Forfeited	(53,444)	10.34	(109,655)	10.41	(2,847)	12.65
Expired	(2,921,616)	18.57	(65,308)	18.32	(9,941)	15.85
Outstanding at the end of year	1,233,742	$15.24	4,152,016	$17.50	4,248,898	$17.37

The total fair value of options vesting during 2013, 2012 and 2011 was $696,000, $551,000 and $590,000, respectively.
Compensation expense of approximately $188,000, $95,000 and $44,000 is projected for 2014, 2015 and 2016, respectively, on stock options outstanding at December 31, 2013.
The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$10.27-15.14	653,738	6.3 years	$12.58	421,984	$11.44
$17.43-19.22	580,004	2.3 years	$18.12	580,004	$18.12

The stock options outstanding and stock options exercisable at December 31, 2013 have an aggregate intrinsic value of $5,101,000 and $4,022,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $297,000, $452,000 and $751,000 for 2013, 2012 and 2011, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2013	2012	2011
Expected dividend yield	3.41%	3.26%	3.03%
Expected volatility	33.38%	32.51%	32.20%
Risk-free interest rate	0.88%	0.86%	2.16%
Expected option life	8 years	8 years	8 years

The weighted average fair value of options granted during 2013, 2012 and 2011 was $3.49, $3.37 and $3.74 per option, respectively.

(12) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$27,667	29,813	23,423
State	2,168	176	181
Total current	29,835	29,989	23,604
Deferred:
Federal	4,210	(3,208)	(2,203)
State	1,321	2,074	(1,559)
Total deferred	5,531	(1,134)	(3,762)
	$35,366	28,855	19,842

The Bank recorded, in accumulated other comprehensive income, deferred tax (benefit) expense of ($13,647,000), ($587,000) and $2,065,000 during 2013, 2012 and 2011, respectively, to reflect the tax effect of the unrealized gain on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax expense (benefit) of $4,968,000, ($694,000) and ($5,666,000) in 2013, 2012 and 2011, respectively, related to the amortization of post-retirement obligations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Tax expense at statutory rate of 35%	$37,065	33,643	27,015
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	2,268	1,462	(896)
Tax-exempt interest income	(4,084)	(3,937)	(3,821)
Bank-owned life insurance	(2,309)	(1,847)	(1,835)
Non-qualified stock option expiration	2,746	—	—
Other, net	(320)	(466)	(621)
	$35,366	28,855	19,842

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$25,848	28,165
Post-retirement benefit	10,690	10,442
Deferred compensation	3,037	3,024
Intangibles	511	645
Purchase accounting adjustments	426	—
Depreciation	3,396	881
SERP	958	930
ESOP	3,253	3,130
Stock-based compensation	5,558	8,275
Non-accrual interest	6,756	8,818
Unrealized loss on securities	1,939	—
State AMA	—	88
State NOL	237	237
Federal NOL	1,692	2,009
Pension liability adjustments	1,438	6,406
Other	1,345	1,885
Total gross deferred tax assets	67,084	74,935
Valuation Reserve	(242)	(242)
Deferred tax liabilities:
Pension expense	9,925	9,704
Deferred loan costs	3,936	3,354
Investment securities, principally due to accretion of discounts	235	225
Purchase accounting adjustments	—	45
Originated mortgage servicing rights	447	506
Unrealized gain on securities	—	11,712
Total gross deferred tax liabilities	14,543	25,546
Net deferred tax asset	$52,299	49,147

Retained earnings at December 31, 2013 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represented an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2013, the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.
At December 31, 2013 and 2012, the Company had a valuation allowance of $242,000 related to approximately $648,000 of capital loss carryforwards. As a result of the Beacon acquisition in 2011, the Company has acquired federal net operating loss carryforwards of approximately $4,800,000 for the year ended December 31, 2013, which will be available to offset future taxable income. If not utilized, these carryforwards will expire in 2030. Also, the Company has state net operating loss carryforwards in the amount of $4,000,000 which are scheduled to expire in 2033. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $900,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will ge

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

nerate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2013 and 2012.
The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files a separate state income tax return. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2010. The State of New Jersey is currently conducting and examination of the 2009, 2010, and 2011 tax years.

(13) Lease Commitments
The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2013, are summarized as follows (in thousands):

Year ending December 31,
2014	$6,209
2015	5,671
2016	5,717
2017	5,394
2018	4,736
Thereafter	16,549
$44,276

Rental expense was $6,850,000, $7,115,000 and $6,315,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2013 and 2012, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00%; a Tier 1 risk-based capital ratio of at least 6.00%; and a total risk-based capital ratio of at least 10.00%.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.
As of December 31, 2013 and 2012, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2013 and 2012, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following is a summary of the Company’s actual capital amounts and ratios as of December 31, 2013 and 2012, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Leverage (Tier 1)	$660,549	9.42%	$280,572	4.00%	350,715	5.00%
Risk-based capital:
Tier 1	660,549	12.89	204,967	4.00	307,451	6.00
Total	724,609	14.14	409,934	8.00	512,418	10.00

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Leverage (Tier 1)	$617,145	8.93%	$276,517	4.00%	$345,646	5.00%
Risk-based capital:
Tier 1	617,145	12.68	194,722	4.00	292,083	6.00
Total	678,113	13.93	389,444	8.00	486,806	10.00

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Leverage (Tier 1)	$585,313	8.34%	$280,578	4.00%	$350,723	5.00%
Risk-based capital:
Tier 1	585,313	11.42	204,967	4.00	307,450	6.00
Total	649,373	12.67	409,933	8.00	512,417	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Leverage (Tier 1)	$539,478	7.80%	$276,517	4.00%	$345,646	5.00%
Risk-based capital:
Tier 1	539,478	11.08	194,730	4.00	292,095	6.00
Total	600,448	12.33	389,459	8.00	486,824	10.00

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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2013 and December 31, 2012.
Securities Available for Sale
For securities available for sale, fair value was estimated using a market approach. he majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2013 and 2012.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2013 and 2012.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2013 and 2012, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$93,416	93,416	—	—
Mortgage-backed securities	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	—	8,758	—
Equities	446	446	—	—
	$1,157,594	$93,862	1,063,732	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$29,782	—	—	29,782
Foreclosed assets	5,486	—	—	5,486
	$35,268	—	—	35,268

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.
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
Years Ended December 31, 2013, 2012 and 2011

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2013 and December 31, 2012. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$101,224	101,224	101,224	—	—
Securities available for sale:
Agency obligations	93,416	93,416	93,416	—	—
Mortgage-backed securities	1,054,974	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	8,758	—	8,758	—
Equity securities	446	446	446	—	—
Total securities available for sale	$1,157,594	1,157,594	93,862	1,063,732	—
Investment securities held to maturity:
Agency obligations	$7,523	7,470	7,470	—	—
Mortgage-backed securities	5,273	5,520	—	5,520	—
State and municipal obligations	334,750	332,987	—	332,987	—
Corporate obligations	9,954	9,936	—	9,936	—
Total securities held to maturity	$357,500	355,913	7,470	348,443	—
FHLB-NY stock	58,070	58,070	58,070	—	—
Loans, net of allowance for loan losses	5,130,149	5,221,228	—	—	5,221,228
Financial liabilities:
Deposits other than certificates of deposits	$4,395,717	4,395,717	4,395,717	—	—
Certificates of deposit	806,754	813,337	—	813,337	—
	5,202,471	5,209,054	4,395,717	813,337	—
Borrowings	$1,203,879	1,218,136	—	1,218,136	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

		Fair Value Measurements at December 31, 2012 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,823	103,823	103,823	—	—
Securities available for sale:
Agency obligations	91,017	91,017	91,017	—	—
Mortgage-backed securities	1,162,325	1,162,325	—	1,162,325	—
State and municipal obligations	10,316	10,316	—	10,316	—
Equity securities	344	344	344	—	—
Total securities available for sale	$1,264,002	1,264,002	91,361	1,172,641	—
Investment securities held to maturity:
Agency obligations	$4,705	4,739	4,739	—	—
Mortgage-backed securities	11,123	11,583	—	11,583	—
State and municipal obligations	336,078	350,825	—	350,825	—
Corporate obligations	7,558	7,769	—	7,769	—
Total securities held to maturity	$359,464	374,916	4,739	370,177	—
FHLB-NY stock	37,543	37,543	37,543	—	—
Loans, net of allowance for loan losses	4,834,351	5,025,700	—	—	5,025,700
Financial liabilities:
Deposits other than certificates of deposits	$4,470,798	4,470,483	4,470,483	—	—
Certificates of deposit	957,473	968,668	—	968,668	—
Total deposits	$5,428,271	5,439,151	4,470,483	968,668	—
Borrowings	$803,264	834,244	—	834,244	—

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2013 and 2012.

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$63,304	$62,413	$62,984	$64,076
Interest expense	9,409	9,002	8,987	9,369
Net interest income	53,895	53,411	53,997	54,707
Provision for loan losses	1,500	1,000	1,200	1,800
Net interest income after provision for loan losses	52,395	52,411	52,797	52,907
Non-interest income	9,945	12,637	11,730	9,841
Non-interest expense	36,946	37,813	36,464	37,540
Income before income tax expense	25,394	27,235	28,063	25,208
Income tax expense	7,566	8,007	11,987	7,806
Net income	$17,828	$19,228	$16,076	$17,402
Basic earnings per share	$0.31	$0.34	$0.28	$0.30
Diluted earnings per share	$0.31	$0.34	$0.28	$0.30

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$66,880	$66,019	$64,757	$64,603
Interest expense	12,043	11,441	11,042	10,396
Net interest income	54,837	54,578	53,715	54,207
Provision for loan losses	5,000	3,500	3,500	4,000
Net interest income after provision for loan losses	49,837	51,078	50,215	50,207
Non-interest income	12,728	9,343	9,790	11,752
Non-interest expense	36,791	37,756	36,896	37,385
Income before income tax expense	25,774	22,665	23,109	24,574
Income tax expense	7,346	6,662	6,955	7,892
Net income	$18,428	$16,003	$16,154	$16,682
Basic earnings per share	$0.32	$0.28	$0.28	$0.29
Diluted earnings per share	$0.32	$0.28	$0.28	$0.29

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2013	2012	2011
Net income	$70,534	$67,267	$57,344
Basic weighted average common shares outstanding	57,236,909	57,145,868	56,856,083
Plus:
Dilutive shares	124,534	53,936	12,441
Diluted weighted average common shares outstanding	57,361,443	57,199,804	56,868,524
Earnings per share:
Basic	$1.23	$1.18	$1.01
Diluted	$1.23	$1.18	$1.01

Anti-dilutive stock options and awards totaling 659,531, 3,891,443 and 3,739,767 shares at December 31, 2013, 2012 and 2013, respectively, were excluded from the earnings per share calculations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
PROVIDENT FINANCIAL SERVICES, INC.
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$12,796	$6,663
Securities available for sale, at fair value	446	344
Investment in subsidiary	935,517	903,579
Due from subsidiary—SAP	6,269	12,083
ESOP loan	56,716	59,750
Other assets	59	49
Total assets	$1,011,803	$982,468
Liabilities and Stockholders’ Equity
Other liabilities	1,050	1,222
Total stockholders’ equity	1,010,753	981,246
Total liabilities and stockholders’ equity	$1,011,803	$982,468
PROVIDENT FINANCIAL SERVICES, INC.
Condensed Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2013	2012	2011
Dividends from subsidiary	$32,320	$40,729	$26,900
Interest income	2,390	2,696	2,615
Investment gain	9	9	3
Total income	34,719	43,434	29,518
Non-interest expense	891	882	1,010
Total expense	891	882	1,010
Income before income tax expense	33,828	42,552	28,508
Income tax expense	563	688	579
Income before undistributed net income of subsidiary	33,265	41,864	27,929
Equity in undistributed net income of subsidiary (dividends in excess of earnings)	37,269	25,403	29,415
Net income	$70,534	$67,267	$57,344

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

PROVIDENT FINANCIAL SERVICES, INC.
Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$70,534	$67,267	$57,344
Adjustments to reconcile net income to net cash provided by operating activities
Dividends in excess of earnings (equity in undistributed net income) of subsidiary	(37,269)	(25,403)	(29,415)
ESOP allocation	2,559	2,030	2,467
SAP allocation	4,869	3,658	3,198
Stock option allocation	297	452	719
Decrease in due from subsidiary—SAP	5,814	4,177	3,016
Increase in other assets	(6,912)	(13,960)	(8,039)
Increase in other liabilities	(172)	68	77
Net cash provided by operating activities	39,720	38,289	29,367
Cash flows from investing activities:
Purchases of available for sale securities	—	—	(308)
Net decrease in ESOP loan	3,034	3,035	2,578
Net cash provided by investing activities	3,034	3,035	2,270
Cash flows from financing activities:
Purchases of treasury stock	(5,899)	(9,424)	(4,139)
Cash dividends paid	(32,320)	(40,729)	(26,805)
Shares issued dividend reinvestment plan	1,186	6,090	3,180
Stock options exercised	412	28	9
Net cash used in financing activities	(36,621)	(44,035)	(27,755)
Net increase (decrease) in cash and cash equivalents	6,133	(2,711)	3,882
Cash and cash equivalents at beginning of period	6,663	9,374	5,492
Cash and cash equivalents at end of period	$12,796	$6,663	$9,374

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

(20) Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013			2012			2011
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(32,845)	13,417	(19,428)	$3,060	(1,250)	1,810	$7,175	(2,931)	4,244
Reclassification adjustment for gains included in net income	(996)	407	(589)	(4,497)	1,837	(2,660)	(708)	289	(419)
Total	(33,841)	13,824	(20,017)	(1,437)	587	(850)	6,467	(2,642)	3,825
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	—	—	—	—	(1,661)	678	(983)
Reclassification adjustment for impairment losses included in net income	434	(177)	257	—	—	—	302	(123)	179
Total	434	(177)	257	—	—	—	(1,359)	555	(804)
Amortization related to post retirement obligations	12,161	(4,968)	7,193	(1,699)	694	(1,005)	(13,870)	5,666	(8,204)
Total other comprehensive (loss) income	$(21,246)	8,679	(12,567)	$(3,136)	1,281	(1,855)	$(8,762)	3,579	(5,183)
The following table presents the changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
Year ended December 31, 2013	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$16,961	(9,245)	7,716
Current period other comprehensive (loss) income	(19,760)	7,193	(12,567)
Balance at December 31, 2013	$(2,799)	(2,052)	(4,851)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

The following table summarizes the reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income for the Year Ended December 31, 2013
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net gains on the sale of securities available for sale	$996	Net gain on securities transactions
	(407)	Income tax expense
	589	Net of tax

Realized other-than-temporary impairment losses on securities available for sale	$(434)	Net impairment losses on securities recognized in earnings
	177	Income tax expense
	(257)	Net of tax
Post-retirement obligations:
Amortization of actuarial losses (gains)	1,367	Compensation and employee benefits (1)
	(558)	Income tax expense
	809	Net of tax
Total reclassifications	$1,141	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 11. Benefits

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”) (1992). Based on the assessment management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This report appears on page 57.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Provident Directors” under the captions “The Board of Directors”, “Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Nomination of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.
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
The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2013 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	1,233,742	$15.24	4,079,090	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	1,233,742	$15.24	4,079,090
________________________

(1)	Consists of outstanding stock options to purchase 1,233,742 shares of common stock granted under the Company’s stock-based compensation plans.

(2)
The weighted average exercise price reflects the exercise price of $17.43 for 60,000 stock options and $19.22 for 40,000 stock options granted in 2004; an exercise price of $18.03 for 41,000 stock options granted in 2005; an exercise price of $18.55 for 90,000 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 230,575 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007; an exercise price of $12.54 for 153,880 stock options granted in 2008; an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 205,739 stock options granted in 2009; an exercise price of $10.34 for 213,782 stock options granted in 2010; an exercise price of $14.50 for 83,422 stock options granted in 2011; an exercise price of $14.86 for 93,802 stock options granted in 2012; and an exercise price of $15.23 for 85,250 stock options granted in 2013 under the Company’s stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the caption “Corporate Governance Matters—“Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is set forth under “Proposal 4 Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 24, 2014 and is incorporated herein by reference.

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

10.20
Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan. (Filed as an exhibit to the Company's December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

10.21
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Raimonde dated as of February 21, 2013. (Filed as an exhibit to the Company's December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

10.22	Written Description of Provident Financial Services, Inc.'s 2014 Cash Incentive Plan

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 3, 2014	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 3, 2014	Date:	March 3, 2014

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 3, 2014

By:	/s/ THOMAS BERRY	By:	/s/ LAURA L. BROOKS
	Thomas Berry, Director		Laura L. Brooks, Director

Date:	March 3, 2014	Date:	March 3, 2014

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	March 3, 2014	Date:	March 3, 2014

By:	/s/ TERENCE GALLAGHER	By:	/s/ MATHEW K. HARDING
	Terence Gallagher, Director		Mathew K. Harding, Director

Date:	March 3, 2014	Date:	March 3, 2014

By:	/s/ CARLOS HERNANDEZ	By:	/s/ THOMAS B. HOGAN JR.
	Carlos Hernandez, Director		Thomas B. Hogan Jr., Director

Date:	March 3, 2014	Date:	March 3, 2014

By:	/s/ EDWARD O’DONNELL	By:	/s/ JEFFRIES SHEIN
	Edward O’Donnell, Director		Jeffries Shein, Director

Date:	March 3, 2014	Date:	March 3, 2014

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

10.20
Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan. (Filed as an exhibit to the Company's December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

10.21
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Raimonde dated as of February 21, 2013. (Filed as an exhibit to the Company's December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

10.22	Written Description of Provident Financial Services, Inc.'s 2014 Cash Incentive Plan

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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