Form 10-Q
period 2014-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2014-05-12
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 2, 2014 there were 83,209,293 shares issued and 60,273,965 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 409,523 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2014 (Unaudited) and December 31, 2013
(Dollars in Thousands)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$80,273	$100,053
Short-term investments	1,385	1,171
Total cash and cash equivalents	81,658	101,224
Securities available for sale, at fair value	1,130,141	1,157,594
Investment securities held to maturity (fair value of $362,264 at March 31, 2014 (unaudited) and $355,913 at December 31, 2013)	357,602	357,500
Federal Home Loan Bank stock	59,132	58,070
Loans	5,257,774	5,194,813
Less allowance for loan losses	63,420	64,664
Net loans	5,194,354	5,130,149
Foreclosed assets, net	6,558	5,486
Banking premises and equipment, net	68,513	66,448
Accrued interest receivable	21,740	22,956
Intangible assets	356,153	356,432
Bank-owned life insurance	151,813	150,511
Other assets	73,162	80,958
Total assets	$7,500,826	$7,487,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,494,124	$3,473,724
Savings deposits	928,240	921,993
Certificates of deposit of $100,000 or more	255,165	270,631
Other time deposits	513,891	536,123
Total deposits	5,191,420	5,202,471
Mortgage escrow deposits	22,228	20,376
Borrowed funds	1,220,212	1,203,879
Other liabilities	45,625	49,849
Total liabilities	6,479,485	6,476,575
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 59,857,822 shares outstanding at March 31, 2014 and 59,917,649 outstanding at December 31, 2013	832	832
Additional paid-in capital	1,023,595	1,026,144
Retained earnings	435,602	427,763
Accumulated other comprehensive loss	(973)	(4,851)
Treasury stock	(389,674)	(390,380)
Unallocated common stock held by the Employee Stock Ownership Plan	(48,041)	(48,755)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,182)	(7,205)
Deferred compensation – Directors’ Deferred Fee Plan	7,182	7,205
Total stockholders’ equity	1,021,341	1,010,753
Total liabilities and stockholders’ equity	$7,500,826	$7,487,328
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2014 and 2013 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2014	2013
Interest income:
Real estate secured loans	$38,552	$38,335
Commercial loans	10,547	9,971
Consumer loans	5,662	5,957
Securities available for sale and Federal Home Loan Bank Stock	7,082	6,192
Investment securities held to maturity	2,670	2,839
Deposits, Federal funds sold and other short-term investments	10	10
Total interest income	64,523	63,304
Interest expense:
Deposits	3,738	4,956
Borrowed funds	5,584	4,453
Total interest expense	9,322	9,409
Net interest income	55,201	53,895
Provision for loan losses	400	1,500
Net interest income after provision for loan losses	54,801	52,395
Non-interest income:
Fees	6,855	7,960
Bank-owned life insurance	1,302	1,210
Net gain on securities transactions	(350)	511
Other income	309	264
Total non-interest income	8,116	9,945
Non-interest expense:
Compensation and employee benefits	21,393	20,843
Net occupancy expense	6,089	5,206
Data processing expense	2,797	2,622
FDIC insurance	1,136	1,250
Advertising and promotion expense	1,065	746
Amortization of intangibles	283	511
Other operating expenses	5,427	5,768
Total non-interest expense	38,190	36,946
Income before income tax expense	24,727	25,394
Income tax expense	7,698	7,566
Net income	$17,029	$17,828
Basic earnings per share	$0.30	$0.31
Average basic shares outstanding	57,369,039	57,167,198
Diluted earnings per share	$0.30	$0.31
Average diluted shares outstanding	57,528,419	57,337,215

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2014	2013
Net income	$17,029	$17,828
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	3,719	(1,620)
Reclassification adjustment for losses (gains) included in net income	207	(302)
Total	3,926	(1,922)
Amortization related to post-retirement obligations	(48)	259
Total other comprehensive income (loss)	3,878	(1,663)
Total comprehensive income	$20,907	$16,165
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	17,828	—	—	—	—	—	17,828
Other comprehensive loss, net of tax	—	—	—	(1,663)	—	—	—	—	(1,663)
Cash dividends paid	—	—	(8,086)	—	—	—	—	—	(8,086)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(839)	—	—	—	(839)
Shares issued dividend reinvestment plan	—	(44)	—	—	345	—	—	—	301
Stock option exercises	—	(9)	—	—	27	—	—	—	18
Allocation of ESOP shares	—	(81)	—	—	—	708	—	—	627
Allocation of SAP shares	—	942	—	—	—	—	—	—	942
Allocation of stock options	—	71	—	—	—	—	—	—	71
Balance at March 31, 2013	$832	$1,022,386	$399,291	$6,053	$(386,737)	$(51,380)	$(7,275)	$7,275	$990,445
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2014 and 2013 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	17,029	—	—	—	—	—	17,029
Other comprehensive income, net of tax	—	—	—	3,878	—	—	—	—	3,878
Cash dividends paid	—	—	(9,190)	—	—	—	—	—	(9,190)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(3,881)	—	—	—	(3,881)
Shares issued dividend reinvestment plan	—	—	—	—	334	—	—	—	334
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	42	—	—	—	714	—	—	756
Allocation of SAP shares	—	1,583	—	—	—	—	—	—	1,583
Transfer of treasury shares to SAP	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	79	—	—	—	—	—	—	79
Balance at March 31, 2014	$832	$1,023,595	$435,602	$(973)	$(389,674)	$(48,041)	$(7,182)	$7,182	$1,021,341
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$17,029	$17,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,094	2,292
Provision for loan losses	400	1,500
Deferred tax expense	2,396	1,204
Increase in cash surrender value of Bank-owned life insurance	(1,302)	(1,210)
Net amortization of premiums and discounts on securities	2,276	3,838
Accretion of net deferred loan fees	(746)	(1,291)
Amortization of premiums on purchased loans, net	153	324
Net increase in loans originated for sale	(8,267)	(10,446)
Proceeds from sales of loans originated for sale	8,390	10,824
Proceeds from sales of foreclosed assets	1,374	2,639
ESOP expense	756	627
Allocation of stock award shares	1,306	916
Allocation of stock options	79	71
Net gain on sale of loans	(123)	(378)
Net loss (gain) on securities transactions	350	(511)
Net gain on sale of premises and equipment	(1)	—
Net (gain) loss on sale of foreclosed assets	(110)	214
Decrease in accrued interest receivable	1,216	1,903
Decrease (increase) in other assets	269	(5,026)
Decrease in other liabilities	(4,224)	(6,475)
Net cash provided by operating activities	23,315	18,843
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	19,388	31,731
Purchases of investment securities held to maturity	(19,926)	(15,789)
Proceeds from sales of securities	6,085	7,919
Proceeds from maturities, calls and paydowns of securities available for sale	44,462	106,313
Purchases of securities available for sale	(18,566)	(71,352)
BOLI benefits received	1,905	—
Purchases of loans	(8,546)	(2,797)
Net increase in loans	(56,304)	(4,568)
Purchases of premises and equipment	(5,776)	(1,165)
Net cash (used in) provided by investing activities	(37,278)	50,292
Cash flows from financing activities:
Net decrease in deposits	(11,051)	(151,690)
Increase in mortgage escrow deposits	1,852	1,303
Purchases of treasury stock	(3,881)	(839)
Cash dividends paid to stockholders	(9,190)	(8,086)
Shares issued dividend reinvestment plan	334	301
Stock options exercised	—	18
Proceeds from long-term borrowings	181,991	20,000

Payments on long-term borrowings	(25,000)	(20,406)
Net (decrease ) increase in short-term borrowings	(140,658)	51,148
Net used in financing activities	(5,603)	(108,251)
Net decrease in cash and cash equivalents	(19,566)	(39,116)
Cash and cash equivalents at beginning of period	101,224	103,823
Cash and cash equivalents at end of period	$81,658	$64,707
Cash paid during the period for:
Interest on deposits and borrowings	$9,176	$9,508
Income taxes	$1,502	$5,002
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$2,481	$2,676
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
In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates. The allowance for loan losses and the valuation of securities available for sale are material estimates that are particularly susceptible to near-term change. The continuing unstable economic environment has resulted in a heightened degree of uncertainty inherent in these material estimates.
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for all of 2014.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2013 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2014			2013
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$17,029			$17,828
Basic earnings per share:
Income available to common stockholders	$17,029	57,369,039	$0.30	$17,828	57,167,198	$0.31
Dilutive shares		159,380			170,017
Diluted earnings per share:
Income available to common stockholders	$17,029	57,528,419	$0.30	$17,828	57,337,215	$0.31
Anti-dilutive stock options and awards totaling 838,801 shares at March 31, 2014, were excluded from the earnings per share calculations.

Note 2. Investment Securities
At March 31, 2014, the Company had $1.13 billion and $357.6 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. The total number of all held to maturity and available for sale securities in an unrealized loss position as of March 31, 2014 totaled 283, compared with 346 at December 31, 2013. All securities with unrealized losses at March 31, 2014 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at March 31, 2014.

Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$93,064	335	(108)	93,291
Mortgage-backed securities	1,027,193	14,599	(13,105)	1,028,687
State and municipal obligations	7,567	154	(52)	7,669
Equity securities	397	97	—	494
	$1,128,221	15,185	(13,265)	1,130,141

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$93,223	372	(179)	93,416
Mortgage-backed securities	1,060,013	14,493	(19,532)	1,054,974
State and municipal obligations	8,739	171	(152)	8,758
Equity securities	357	89	—	446
	$1,162,332	15,125	(19,863)	1,157,594
The amortized cost and fair value of securities available for sale at March 31, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2014
	Amortized cost	Fair value
Due in one year or less	$21,105	21,156
Due after one year through five years	76,516	76,846
Due after five years through ten years	—	—
Due after ten years	3,010	2,958
Mortgage-backed securities	1,027,193	1,028,687
Equity securities	397	494
	$1,128,221	1,130,141

Proceeds from the sale of securities from the available for sale portfolio were $6,085,000 resulting in gross losses of $365,000 and no gross gains during the three months ended March 31, 2014 . In addition, for the three months ended March 31, 2014, the Company recognized gross gains of $2,000, and no gross losses related to calls on certain securities in the available for sale portfolio, with proceeds from the calls totaling $740,000 for the three months ended March 31, 2014. For the same period last year, proceeds from the sale of securities available for sale were $7,395,000 resulting in gross gains of $481,000 and no gross losses.
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

	Three months ended March 31,
	2014	2013
Beginning credit loss amount	$1,674	1,240
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	1,540	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—
Ending credit loss amount	$134	1,240
The Company did not incur an OTTI charge on securities for the three months ended March 31, 2014 or 2013, respectively. For the three months ended March 31, 2014, the Company realized a $365,000 loss on the sale of a previously impaired non-agency mortgage-backed security. The Company previously incurred cumulative credit losses of $1.5 million on this security.
The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$31,196	(108)	—	—	31,196	(108)
Mortgage-backed securities	526,823	(12,496)	24,780	(609)	551,603	(13,105)
State and municipal obligations	2,958	(52)	—	—	2,958	(52)
	$560,977	(12,656)	24,780	(609)	585,757	(13,265)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency Obligations	$34,355	(179)	—	—	34,355	(179)
Mortgage-backed securities	604,778	(18,850)	13,521	(682)	618,299	(19,532)
State and municipal obligations	2,867	(152)	—	—	2,867	(152)
	$642,000	(19,181)	13,521	(682)	655,521	(19,863)
The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2014, nor is it likely that the Company will be required to sell the securities before their prices recovers.
The number of securities in an unrealized loss position at March 31, 2014 totaled 66, compared with 76 at December 31, 2013. The decrease in the number of securities in an unrealized loss position at March 31, 2014, was a function of improved valuations due to a decline in market interest rates. At March 31, 2014, there were 4 private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $3.7 million and unrealized losses totaling $27,000. Two of these private label mortgage-backed securities were below investment grade at March 31, 2014.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2014. The Company concluded that no other-than-temporary impairment of the securities available for sale portfolio existed at March 31, 2014.

Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,175	19	(45)	7,149
Mortgage-backed securities	4,671	213	—	4,884
State and municipal obligations	335,675	7,990	(3,523)	340,142
Corporate obligations	10,081	52	(44)	10,089
	$357,602	8,274	(3,612)	362,264

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,523	13	(66)	7,470
Mortgage-backed securities	5,273	247	—	5,520
State and municipal obligations	334,750	5,435	(7,198)	332,987
Corporate obligations	9,954	58	(76)	9,936
	$357,500	5,753	(7,340)	355,913
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three months ended March 31, 2014, the Company recognized gross gains of $13,000, and no gross losses related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $6,395,000 for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company recognized gross gains of $13,000 and gross losses of $2,000, related to calls on certain securities in the held to maturity portfolio, with proceeds from the calls totaling $9,044,000. In addition, for the three months ended March 31, 2013, the Company recognized gross gains of $19,000 and no gross losses related to sales on certain securities in the held to maturity portfolio, with proceeds from the sales totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers.
The amortized cost and fair value of investment securities in the held to maturity portfolio at March 31, 2014 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2014
	Amortized cost	Fair value
Due in one year or less	$13,572	13,656
Due after one year through five years	50,356	51,686
Due after five years through ten years	131,292	134,548
Due after ten years	157,711	157,490
Mortgage-backed securities	4,671	4,884
	$357,602	362,264

The following tables represent the Company’s disclosure regarding investment securities held to maturity with temporary impairment at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$4,117	(38)	493	(7)	4,610	(45)
State and municipal obligations	81,597	(1,988)	28,906	(1,535)	110,503	(3,523)
Corporate obligations	4,337	(32)	1,294	(12)	5,631	(44)
	$90,051	(2,058)	30,693	(1,554)	120,744	(3,612)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$5,766	(66)	—	—	5,766	(66)
State and municipal obligations	123,988	(5,376)	19,051	(1,822)	143,039	(7,198)
Corporate obligations	5,387	(76)	—	—	5,387	(76)
	$135,141	(5,518)	19,051	(1,822)	154,192	(7,340)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of March 31, 2014, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is likely that the Company would be required to sell the securities before their prices recover.
The number of securities in an unrealized loss position at March 31, 2014 totaled 217, compared with 270 at December 31, 2013. The decrease in the number of securities in an unrealized loss position at March 31, 2014, was a function of improved valuations due to slightly lower market interest rates and tighter spreads on municipal securities, which represents the majority of the held to maturity portfolio. All temporarily impaired investment securities were investment grade at March 31, 2014.

Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans:
Residential	1,165,196	1,174,043
Commercial	1,404,466	1,400,624
Multi-family	939,018	928,906
Construction	212,419	183,289
Total mortgage loans	3,721,099	3,686,862
Commercial loans	966,444	932,199
Consumer loans	572,136	577,602
Total gross loans	5,259,679	5,196,663
Premiums on purchased loans	4,187	4,202
Unearned discounts	(57)	(62)
Net deferred fees	(6,035)	(5,990)
	$5,257,774	5,194,813
The following tables summarize the aging of loans receivable by portfolio segment and class as follows (in thousands):

	March 31, 2014
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$7,742	5,429	21,985	35,156	1,130,040	1,165,196	—
Commercial	1,403	—	18,918	20,321	1,384,145	1,404,466	—
Multi-family	—	—	403	403	938,615	939,018	—
Construction	—	—	—	—	212,419	212,419	—
Total mortgage loans	9,145	5,429	41,306	55,880	3,665,219	3,721,099	—
Commercial loans	4,322	42	19,350	23,714	942,730	966,444	—
Consumer loans	2,756	1,808	3,400	7,964	564,172	572,136	—
Total loans	$16,223	7,279	64,056	87,558	5,172,121	5,259,679	—

	December 31, 2013
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$10,639	5,062	23,011	38,712	1,135,331	1,174,043	—
Commercial	687	318	18,662	19,667	1,380,957	1,400,624	—
Multi-family	—	—	403	403	928,503	928,906	—
Construction	—	—	8,448	8,448	174,841	183,289	—
Total mortgage loans	11,326	5,380	50,524	67,230	3,619,632	3,686,862	—
Commercial loans	305	77	22,228	22,610	909,589	932,199	—
Consumer loans	2,474	2,194	3,928	8,596	569,006	577,602	—
Total loans	$14,105	7,651	76,680	98,436	5,098,227	5,196,663	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $64.1 million and $76.7 million at March 31, 2014 and December 31, 2013, respectively. Included in non-accrual loans were $25.8 million and $33.5 million of loans which were less than 90 days past due at March 31, 2014 and December 31, 2013, respectively. There were no loans ninety days or greater past due and still accruing interest at March 31, 2014, or December 31, 2013.

The Company defines an impaired loan as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that all amounts due under the contractual terms of the loan agreement will not be collected. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon: (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the fair value of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.
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
At March 31, 2014, there were 152 impaired loans totaling $94.6 million. Included in this total were 118 TDRs related to 114 borrowers totaling $57.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2014. At December 31, 2013, there were 152 impaired loans totaling $106.4 million. Included in this total were 115 TDRs to 110 borrowers totaling $58.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2013.
Loans receivable summarized by portfolio segment and impairment method are as follows (in thousands):

	March 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$67,374	24,958	2,294	94,626
Collectively evaluated for impairment	3,653,725	941,486	569,842	5,165,053
Total	$3,721,099	966,444	572,136	5,259,679

	December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$75,839	28,210	2,321	106,370
Collectively evaluated for impairment	3,611,023	903,989	575,281	5,090,293
Total	$3,686,862	932,199	577,602	5,196,663
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,763	2,248	119	7,130	—	7,130
Collectively evaluated for impairment	26,707	22,913	4,260	53,880	2,410	56,290
Total	$31,470	25,161	4,379	61,010	2,410	63,420

	December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$7,829	2,221	167	10,217	—	10,217
Collectively evaluated for impairment	26,315	21,886	4,762	52,963	1,484	54,447
	$34,144	24,107	4,929	63,180	1,484	64,664
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
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2014 and 2013 and their balances immediately prior to the modification date and post-modification as of March 31, 2014 and 2013.

	For the three months ended
	March 31, 2014			March 31, 2013
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	4	$875	$835	15	$2,802	$2,882
Commercial	—	—	—	1	329	308
Total mortgage loans	4	875	835	16	3,131	3,190
Commercial loans	1	116	28	—	—	—
Consumer loans	—	—	—	3	240	244
Total restructured loans	5	$991	$863	19	$3,371	$3,434
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three months ended March 31, 2014 and 2013 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three months ended March 31, 2014 and 2013. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $41,000 and $380,000 for the three months ended March 31, 2014 and 2013, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three months ended March 31, 2014, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.31%, respectively, compared to a rate of 5.23% prior to modification, respectively. For the three months ended March 31, 2013, the TDRs had weighted average modified interest rate of approximately 4.30%, respectively, compared to a rate of 5.90% prior to modification, respectively.

The following table presents loans modified as TDRs within the previous 12 months from March 31, 2014 and 2013, and for which there was a payment default (90 days or more past due) at the quarter ended March 31, 2014 and 2013.

	March 31, 2014		March 31, 2013
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	1	$90	1	$1,785
Total mortgage loans	1	90	1	1,785
Commercial loans	3	$1,647	—	$—
Total restructured loans	4	$1,737	1	$1,785
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2014
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	(2,000)	1,330	144	(526)	926	400
Recoveries of loans previously charged off	67	243	121	431	—	431
Loans charged off	(741)	(519)	(815)	(2,075)	—	(2,075)
Balance at end of period	$31,470	25,161	4,379	61,010	2,410	63,420
2013
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	(823)	3,853	(2)	3,028	(1,528)	1,500
Recoveries of loans previously charged off	229	113	243	585	—	585
Loans charged off	(975)	(780)	(644)	(2,399)	—	(2,399)
Balance at end of period	$36,393	23,501	4,821	64,715	5,319	70,034

The increase in the unallocated portion of the allowance for loan losses for the three months ended March 31, 2014 was primarily attributable to certain impaired loans where the appropriate allowance has been established using discounted cash flow analyses, but where Management has given consideration to the potential collateral shortfall.

Impaired loans receivable by class are summarized as follows (in thousands):

	March 31, 2014					December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$14,607	10,791	—	10,874	84	13,459	9,999	—	10,322	299
Commercial	5,081	4,847	—	4,856	—	4,917	4,667	—	4,834	3
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	19,688	15,638	—	15,730	84	18,376	14,666	—	15,156	302
Commercial loans	4,991	3,981	—	4,015	—	8,163	6,674	—	8,252	24
Consumer loans	1,015	861	—	869	229	754	618	—	674	26
Total loans	25,694	20,480	—	20,614	313	27,293	21,958	—	24,082	352
Loans with an allowance recorded
Mortgage loans:
Residential	$16,467	15,874	2,285	15,912	148	17,122	16,473	2,571	16,610	557
Commercial	37,068	35,862	2,478	35,982	235	37,320	36,251	2,309	36,727	976
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	53,535	51,736	4,763	51,894	383	64,252	61,173	7,829	61,996	1,533
Commercial loans	22,417	20,977	2,248	21,380	114	22,779	21,536	2,221	23,204	650
Consumer loans	1,443	1,433	119	1,439	17	1,732	1,703	167	1,726	63
Total loans	$77,395	74,146	7,130	74,713	514	88,763	84,412	10,217	86,926	2,246
Total
Mortgage loans:
Residential	$31,074	26,665	2,285	26,786	232	30,581	26,472	2,571	26,932	856
Commercial	42,149	40,709	2,478	40,838	235	42,237	40,918	2,309	41,561	979
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	73,223	67,374	4,763	67,624	467	82,628	75,839	7,829	77,152	1,835
Commercial loans	27,408	24,958	2,248	25,395	114	30,942	28,210	2,221	31,456	674
Consumer loans	2,458	2,294	119	2,308	246	2,486	2,321	167	2,400	89
Total loans	$103,089	94,626	7,130	95,327	827	116,056	106,370	10,217	111,008	2,598
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $7,130,000 and $10,217,000 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, impaired loans for which there was no related allowance for loan losses totaled $20,480,000 and $21,958,000, respectively. The average balance of impaired loans during the three months ended March 31, 2014 was $95,327,000.
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

Loans receivable by credit quality risk rating indicator are as follows (in thousands):

	At March 31, 2014
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,429	13,602	329	—	19,360	31,191	1,807	52,358
Substandard	21,985	52,037	403	—	74,425	45,895	3,554	123,874
Doubtful	—	—	—	—	—	649	—	649
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	27,414	65,639	732	—	93,785	77,735	5,361	176,881
Pass/Watch	1,137,782	1,338,827	938,286	212,419	3,627,314	888,709	566,775	5,082,798
Total outstanding loans	$1,165,196	1,404,466	939,018	212,419	3,721,099	966,444	572,136	5,259,679

	At December 31, 2013
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,062	15,301	—	—	20,363	28,551	2,037	50,951
Substandard	23,011	54,592	403	8,449	86,455	46,687	4,220	137,362
Doubtful	—	—	—	—	—	649	—	649
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	28,073	69,893	403	8,449	106,818	75,887	6,257	188,962
Pass/Watch	1,145,970	1,330,731	928,503	174,840	3,580,044	856,312	571,345	5,007,701
Total outstanding loans	$1,174,043	1,400,624	928,906	183,289	3,686,862	932,199	577,602	5,196,663
Note 4. Deposits
Deposits at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Savings	$928,240	921,993
Money market	1,320,095	1,281,596
NOW	1,298,547	1,326,941
Non-interest bearing	875,482	865,187
Certificates of deposit	769,056	806,754
	$5,191,420	5,202,471
Note 5. Components of Net Periodic Benefit Cost
The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003, the date on which the Plan was frozen. All participants in the Plan are 100% vested. The Plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial.
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

Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2014 and 2013 includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post- retirement benefits
	2014	2013	2014	2013
Service cost	$—	—	42	60
Interest cost	352	318	272	245
Expected return on plan assets	(894)	(792)	—	—
Amortization of prior service cost	—	—	(1)	(1)
Amortization of the net loss (gain)	93	338	(51)	4
Net periodic benefit (increase) cost	$(449)	(136)	262	308
In its consolidated financial statements for the year ended December 31, 2013, the Company previously disclosed that it does not expect to contribute to the Plan in 2014. As of March 31, 2014, no contributions to the Plan have been made.
The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three months ended March 31, 2014 were calculated using the actual January 1, 2014 pension valuation and the estimated results of the other post-retirement benefits January 1, 2014 valuations.
Note 6. Impact of Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) in January 2014 issued Accounting Standards Update (“ASU”), 2014-01, “Investments - Equity Method and Joint Ventures (Subtopic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a significant impact on the Company’s consolidated financial statements.
The FASB in July 2013 issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2014 and December 31, 2013.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2014 and December 31, 2013.
For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices, or discounted cash flow analyses, for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell of up to 6%. The Company classifies these loans as Level 3 within the fair value hierarchy.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2014 and December 31, 2013.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$93,291	93,291	—	—
Mortgage-backed securities	1,028,687	—	1,028,687	—
State and municipal obligations	7,669	—	7,669	—
Equity securities	494	494	—	—
	$1,130,141	93,785	1,036,356	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$26,240	—	—	26,240
Foreclosed assets	6,558	—	—	6,558
	$32,798	—	—	32,798

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$93,416	93,416	—	—
Mortgage-backed securities	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	—	8,758	—
Equity securities	446	446	—	—
	$1,157,594	93,862	1,063,732	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$29,782	—	—	29,782
Foreclosed assets	5,486	—	—	5,486
	$35,268	—	—	35,268
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2014 and December 31, 2013. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$80,273	80,273	80,273	—	—
Securities available for sale:
Agency obligations	93,291	93,291	93,291	—	—
Mortgage-backed securities	1,028,687	1,028,687	—	1,028,687	—
State and municipal obligations	7,669	7,669	—	7,669	—
Equity securities	494	494	494	—	—
Total securities available for sale	$1,130,141	1,130,141	93,785	1,036,356	—
Investment securities held to maturity:
Agency obligations	$7,175	7,149	7,149	—	—
Mortgage-backed securities	4,671	4,884	—	4,884	—
State and municipal obligations	335,675	340,142	—	340,142	—
Corporate obligations	10,081	10,089	—	10,089	—
Total securities held to maturity	$357,602	362,264	7,149	355,115	—
FHLB-NY stock	59,132	59,132	59,132	—	—
Loans, net of allowance for loan losses	5,194,354	5,295,554	—	—	5,295,554
Financial liabilities:
Deposits other than certificates of deposits	$4,422,364	4,422,364	4,422,364	—	—
Certificates of deposit	769,056	775,079	—	775,079	—
	5,191,420	5,197,443	4,422,364	775,079	—
Borrowings	$1,220,212	1,232,083	—	1,232,083	—

		Fair Value Measurements at December 31, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$101,224	101,224	101,224	—	—
Securities available for sale:
Agency obligations	93,416	93,416	93,416	—	—
Mortgage-backed securities	1,054,974	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	8,758	—	8,758	—
Equity securities	446	446	446	—	—
Total securities available for sale	$1,157,594	1,157,594	93,862	1,063,732	—
Investment securities held to maturity:
Agency obligations	$7,523	7,470	7,470	—	—
Mortgage-backed securities	5,273	5,520	—	5,520	—
State and municipal obligations	334,750	332,987	—	332,987	—
Corporate obligations	9,954	9,936	—	9,936	—
Total securities held to maturity	$357,500	355,913	7,470	348,443	—
FHLB-NY stock	58,070	58,070	58,070	—	—
Loans, net of allowance for loan losses	5,130,149	5,221,228	—	—	5,221,228
Financial liabilities:
Deposits other than certificates of deposits	$4,395,717	4,395,717	4,395,717	—	—
Certificates of deposit	806,754	813,337	—	813,337	—
Total deposits	$5,202,471	5,209,054	4,395,717	813,337	—
Borrowings	$1,203,879	1,218,136	—	1,218,136	—
Note 8. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014			2013
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$6,287	(2,568)	3,719	$(2,739)	1,119	(1,620)
Reclassification adjustment for losses (gains) included in net income	350	(143)	207	(511)	209	(302)
Total	6,637	(2,711)	3,926	(3,250)	1,328	(1,922)
Amortization related to post-retirement obligations	(81)	33	(48)	438	(179)	259
Total other comprehensive income (loss)	$6,556	(2,678)	3,878	$(2,812)	1,149	(1,663)

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 and 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
Three months ended March 31, 2014	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$(2,799)	(2,052)	(4,851)
Current - period other comprehensive income (loss)	3,926	(48)	3,878
Balance at March 31, 2014	$1,127	(2,100)	(973)

	Changes in Accumulated Other Comprehensive Income by Component, net of tax:
Three months ended March 31, 2013	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$16,961	(9,245)	7,716
Current - period other comprehensive (loss) income	(1,922)	259	(1,663)
Balance at March 31, 2013	$15,039	(8,986)	6,053

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three months ended March 31, 2014 and 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income for the Three Months Ended March 31, 2014
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net losses on the sale of securities available for sale	$(350)	Net loss on securities transactions
	143	Income tax expense
	(207)	Net of tax
Post-retirement obligations:
Amortization of actuarial losses (gains)	42	Compensation and employee benefits (1)
	17	Income tax expense
	59	Net of tax
Total reclassifications	$(148)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income for the Three Months Ended March 31, 2013
Details of Accumulated Other Comprehensive Income (“AOCI”) Components	Amount reclassified from AOCI	Affected line item in the Consolidated Statement of Income
Securities available for sale:
Realized net gains on the sale of securities available for sale	$511	Net gain on securities transactions
	(209)	Income tax expense
	302	Net of tax
Post-retirement obligations:
Amortization of actuarial losses (gains)	342	Compensation and employee benefits (1)
	(140)	Income tax expense
	202	Net of tax
Total reclassifications	$504	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to the "Risk Factors" disclosure in the Company's Annual Report on Form 10-K for the year ended March 31, 2013.
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
Acquisition
On December 19, 2013, the Company entered into an agreement pursuant to which Team Capital Bank ("Team Capital") will merge with and into The Provident Bank, a subsidiary of the Company.  Regulatory approvals for the transaction have been received.  The transaction remains subject to the approval of Team Capital’s stockholders at a special meeting scheduled to be held on May 23, 2014.  At December 31, 2014 Team Capital had $943.6 million in assets and operated 12 full-service banking offices in Bucks, Northampton and Lehigh Counties in Pennsylvania and Essex, Somerset, Hunterdon and Warren Counties in New Jersey.
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

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party and periodically, by the Credit Committee in the credit renewal or approval. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating
Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2013, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to residential mortgage loans, first-lien home equity loans and commercial mortgage loans were reduced to reflect the decrease in the historical loss experience. In addition, multi-family loans were segregated from other commercial mortgage loans as a result of differing risk characteristics and were assigned GVA percentages accordingly. Multi-family GVAs were established at levels lower than when previously included with other commercial mortgage loans as a result of lower historical loss experience resulting from the diverse cash flow sources supporting these loans.
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
Management qualitatively determines whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing Step 1 of the goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would be required to perform Step 1 of the assessment and then, if needed, Step 2 to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of the reporting unit is more than its carrying amount, the entity does not need to apply the two-step impairment test. For this analysis, the Reporting Unit is defined as the Bank, which includes all core and retail banking operations of the Company but excludes the assets, liabilities, equity, earnings and operations held exclusively at the Company level. The guidance provides certain factors an entity should consider in its qualitative assessment in determining whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The factors include:

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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. For certain sectors of the mortgage-backed securities market there has been a lack of liquidity. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three months ended March 31, 2014 or 2013, respectively.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At March 31, 2014, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND DECEMBER 31, 2013
Total assets increased $13.5 million to $7.50 billion at March 31, 2014, from $7.49 billion at December 31, 2013, primarily due to an increase in total loans, partially offset by a decrease in total investments and cash and cash equivalents.
Total loans increased $63.0 million, or 1.2%, to $5.26 billion at March 31, 2014, from $5.19 billion at December 31, 2013. Loan originations totaled $360.9 million and loan purchases totaled $8.5 million for the three months ended March 31, 2014. The loan portfolio had net increases of $34.2 million in commercial loans, $29.1 million in construction loans, primarily multi-family construction, $10.1 million in multi-family mortgage loans, and $3.8 million in commercial mortgage loans, which were partially offset by net decreases of $8.8 million and $5.5 million in residential mortgage and consumer loans, respectively. Commercial real estate, commercial and construction loans represented 67.0% of the loan portfolio at March 31, 2014, compared to 66.3% at December 31, 2013.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at March 31, 2014 was $7.0 million. Of this total, four loans totaling $493,000 were 90 days or more delinquent. General valuation reserves of 6.5%, or $32,000, were allocated to such loans at March 31, 2014.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $73.2 million and $37.1 million, respectively, at March 31, 2014. No SNCs were 90 days or more delinquent at March 31, 2014.
The Company had outstanding junior lien mortgages totaling $223.6 million at March 31, 2014. Of this total, 25 loans totaling $1.6 million were 90 days or more delinquent. General valuation reserves of 10.0%, or $166,000, were allocated to such loans which were 90 days or more delinquent at March 31, 2014.
At March 31, 2014, the Company had outstanding indirect marine loans totaling $31.3 million. No indirect marine loans were 90 days or more delinquent at March 31, 2014. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans:
Residential	$21,985	23,011
Commercial	18,919	18,662
Multi-family	403	403
Construction	—	8,448
Total mortgage loans	41,307	50,524
Commercial loans	19,350	22,228
Consumer loans	3,399	3,928
Total non-performing loans	64,056	76,680
Foreclosed assets	6,558	5,486
Total non-performing assets	$70,614	82,166
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans:
Residential	$5,429	5,062
Commercial	—	318
Total mortgage loans	5,429	5,380
Commercial loans	43	77
Consumer loans	1,807	2,194
Total 60-89 day delinquent loans	$7,279	7,651
At March 31, 2014, the allowance for loan losses totaled $63.4 million, or 1.21% of total loans, compared with $64.7 million, or 1.24% of total loans at December 31, 2013. Total non-performing loans were $64.1 million, or 1.22% of total loans at March 31, 2014, compared to $76.7 million, or 1.48% of total loans at December 31, 2013. The $12.6 million decrease in non-performing loans at March 31, 2014, compared with the trailing quarter, was due to an $8.4 million decrease in non-performing construction loans, a $2.9 million decrease in non-performing commercial loans, a $1.0 million decrease in non-performing residential loans and a $529,000 decrease in non-performing consumer loans, partially offset by a $256,000 increase in non-performing commercial mortgage loans.
At March 31, 2014, the Company held $6.6 million of foreclosed assets, compared with $5.5 million at December 31, 2013. Foreclosed assets at March 31, 2014, consisted primarily of $4.0 million of commercial real estate and $2.5 million of residential real estate.

Non-performing assets totaled $70.6 million, or 0.94% of total assets at March 31, 2014, compared to $82.2 million, or 1.10% of total assets at December 31, 2013.
Total investments decreased $26.3 million, or 1.7%, to $1.55 billion at March 31, 2014, from $1.57 billion at December 31, 2013, largely due to principal repayments on mortgage-backed securities, maturities of municipal and agency bonds, and the sale of certain mortgage-backed securities, partially offset by purchases of mortgage-backed and municipal securities.
Cash and cash equivalents decreased $19.6 million to $81.7 million at March 31, 2014, from $101.2 million at December 31, 2013. The decline in cash was attributable to an increase in total loans and a decrease in total deposits, partially offset by a decrease in total investments and an increase in total borrowings.
Total deposits decreased $11.1 million, or 0.2%, during the three months ended March 31, 2014 to $5.19 billion. Time deposits decreased $37.7 million, or 4.7%, to $769.1 million at March 31, 2014, with the majority of the decrease occurring in the 12-, 24- and 60-month maturity categories. The decrease in time deposits was partially offset by a $26.6 million, increase in core deposits. At March 31, 2013, core deposits, which consist of savings and demand deposit accounts, totaled $4.42 billion, compared to $4.40 billion at March 31, 2013. Within the core deposit category, non-interest bearing demand deposits increased $10.3 million, or 1.2%, to $875.5 million at March 31, 2014. Core deposits represented 85.2% of total deposits at March 31, 2014, compared to 84.5% at December 31, 2013.
Borrowed funds increased $16.3 million, or 1.4% during the three months ended March 31, 2014, to $1.22 billion, as longer-term wholesale funding was added to mitigate interest rate risk, and shorter-term wholesale funding was used to manage the cyclical outflow of municipal deposits. Borrowed funds represented 16.3% of total assets at March 31, 2014, an increase from 16.1% at December 31, 2013.

Stockholders’ equity increased $10.6 million, or 1.0% during the three months ended March 31, 2014, to $1.02 billion, due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. Common stock repurchases for the three months ended March 31, 2014 totaled 231,575 shares at an average cost of $16.75 per share. At March 31, 2014, 3.5 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors. At March 31, 2014, book value per share and tangible book value per share were $17.06 and $11.11, respectively, compared with $16.87 and $10.92, respectively, at December 31, 2013.
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
As of March 31, 2014, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2014
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$284,756	4.00%	$602,759	8.47%
Tier 1 risk-based capital	207,248	4.00	602,759	11.63
Total risk-based capital	414,495	8.00	666,179	12.86

Company:
Regulatory Tier 1 leverage capital	284,757	4.00	667,501	9.38
Tier 1 risk-based capital	207,246	4.00	667,501	12.88
Total risk-based capital	414,493	8.00	730,921	14.11
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-

Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
General. The Company reported net income of $17.0 million, or $0.30 per basic and diluted share for the three months ended March 31, 2014, compared to net income of $17.8 million, or $0.31 per basic and diluted share for the three months ended March 31, 2013. The decline in earnings for the first quarter 2014 compared to the prior year period was largely attributable to a decline in commercial loan prepayment fees, lower gains on the sale of securities and increased operating costs, a portion of which were due to unusually high seasonal expenses resulting from the severe winter weather. This was partially offset by continued improvement in asset quality and the related reduction in the provision for loan losses coupled with growth in average loans outstanding and an improvement in securities yields.
Net Interest Income. Total net interest income increased $1.3 million to $55.2 million for the quarter ended March 31, 2014, from $53.9 million for the quarter ended March 31, 2013. Interest income for the first quarter of 2014 increased $1.2 million to $64.5 million, from $63.3 million for the same period in 2013. Interest expense decreased $87,000, or 0.9%, to $9.3 million for the quarter ended March 31, 2014, from $9.4 million for the quarter ended March 31, 2013. The improvement in net interest income for the three months ended March 31, 2014, compared to the same period in 2013, was principally due to an increase in average loans outstanding, which was partially offset by compression in the net interest margin.
The net interest margin for the quarter ended March 31, 2014, decreased 5 basis points to 3.28%, compared with 3.33% for the quarter ended March 31, 2013. The decrease in the net interest margin for the quarter ended March 31, 2014, compared with the same period last year, was primarily attributable to reductions in the weighted average yield on total loans, which declined 25 basis points to 4.26% for the quarter ended March 31, 2014, compared with 4.51% for the quarter ended March 31, 2013. Securities yields improved, however, to 2.46% for the quarter ended March 31, 2014, from 2.19% for the same period last year, resulting in a net decrease in the earning asset yield of 8 basis points, to 3.84%. This decrease in earning asset yield outpaced the reduction in the weighted average cost of interest bearing liabilities, which declined 3 basis points to 0.68% for the quarter ended March 31, 2014, compared with 0.71% for the first quarter of 2013. The average cost of interest bearing deposits for the quarter ended March 31, 2014 was 0.35%, compared with 0.44% for the same period last year. Average non-interest bearing demand deposits totaled $861.9 million for the quarter ended March 31, 2014, compared with $819.5 million for the quarter ended March 31, 2013. The average cost of borrowed funds for the quarter ended March 31, 2014 was 1.87%, compared with 2.24% for the same period last year.
Commercial loan interest income increased $576,000, or 5.8%, to $10.5 million for the three months ended March 31, 2014, from $10.0 million for the three months ended March 31, 2013. Interest income on loans secured by real estate increased $217,000 to $38.6 million for the three months ended March 31, 2014, from $38.3 million for the three months ended March 31, 2013. Consumer loan interest income decreased $295,000, or 5.0%, to $5.7 million for the three months ended March 31, 2014, from $6.0 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the average balance of net loans increased $323.9 million to $5.15 billion, from $4.83 billion for the same period in 2013. The average loan yield for the three months ended March 31, 2014, decreased 25 basis points to 4.26%, from 4.51% for the same period in 2013.
Interest income on securities available for sale and FHLB-NY stock increased $890,000, or 14.4%, to $7.1 million for the quarter ended March 31, 2014, from $6.2 million for the quarter ended March 31, 2013. The average balance of securities available for sale and FHLB-NY stock decreased $70.9 million, or 5.5%, to $1.21 billion for the three months ended March 31, 2014, from $1.28 billion for the same period in 2013.
Interest income on investment securities held to maturity decreased $169,000, or 6.0%, to $2.7 million for the quarter ended March 31, 2014, compared to the same period last year. Average investment securities held to maturity increased $7.5 million, to $357.9 million for the quarter ended March 31, 2014, from $350.3 million for the same period last year.

The average yield on total securities increased to 2.46% for the three months ended March 31, 2014, compared with 2.19% for the same period in 2013. The increase in the total securities yield for the quarter was primarily attributable to increases in long-term interest rates, the resulting reduction in prepayments on mortgage-backed securities and related premium amortization and the increase in the FHLB-NY stock dividend.
Interest paid on deposit accounts decreased $1.2 million, or 24.6%, to $3.7 million for the quarter ended March 31, 2014, from $5.0 million for the quarter ended March 31, 2013. The average cost of interest-bearing deposits decreased to 0.35% for the three ended March 31, 2014, from 0.44% for the three months ended March 31, 2013. The average balance of interest-bearing core deposit accounts decreased $86.6 million, or 2.4%, to $3.53 billion for the quarter ended March 31, 2014, from $3.61 billion for the quarter ended March 31, 2013.
Interest paid on borrowed funds increased $1.1 million, or 25.4%, to $5.6 million for the quarter ended March 31, 2014, from $4.5 million for the quarter ended March 31, 2013. The average cost of borrowings decreased to 1.87% for the three months ended March 31, 2014, from 2.24% for the three months ended March 31, 2013. Average borrowings increased $407.7 million, or 50.7%, to $1.2 billion for the quarter ended March 31, 2014, from $804.9 million for the quarter ended March 31, 2013. The Company added longer-term wholesale funding to mitigate interest rate risk and shorter-term wholesale funding to manage cyclical outflows of municipal deposits.
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
The Company recorded provisions for loan losses of $400,000 for the three months ended March 31, 2014, compared with $1.5 million recorded for the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company had net charge-offs of $1.6 million, compared with net charge-offs of $1.8 million for the same period in 2013. The Company’s allowance for loan losses decreased $1.2 million to $63.4 million, or 1.21% of total loans at March 31, 2014, compared with $64.7 million, or 1.24% of total loans at December 31, 2013.
Non-Interest Income. Non-interest income totaled $8.1 million for the quarter ended March 31, 2014, a decrease of $1.8 million, or 18.4%, compared to the same period in 2013. For the quarter ended March 31, 2014, fee income decreased $1.1 million to $6.9 million, from $8.0 million for the three months ended March 31, 2013, due to decreases in commercial loan prepayment fee income, partially offset by increases in wealth management income and deposit fees. In addition, net gains on securities transactions declined $861,000, with losses totaling $350,000 for the three months ended March 31, 2014, mainly due to the sale of a previously impaired non-agency mortgage-backed security, compared to gains totaling $511,000 for the same period in 2013.
Non-Interest Expense. For the three months ended March 31, 2014, non-interest expense increased $1.2 million, to $38.2 million, compared to the three months ended March 31, 2013. Compensation and benefits expense increased $550,000 for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, due to an increase in stock-based compensation, higher salary expense resulting from annual merit increases and increased employee medical costs, partially offset by decreased severance costs and lower retirement benefit costs. Net occupancy expense increased $883,000 for the quarter ended March 31, 2014, compared to the same period in 2013, principally due to significant increases in seasonal expenses resulting from the harsh winter weather conditions. In addition, advertising expense increased $319,000, to $1.1 million for the three months ended March 31, 2014, compared to the same period in 2013, due to the introduction of the Company's new branding initiative, updated logo and the related marketing campaigns. Partially offsetting these increases, other operating expenses decreased $341,000 for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, largely due to lower costs associated with foreclosed real estate. FDIC insurance costs declined $114,000 due to a lower assessment rate, and the amortization of intangibles decreased $228,000 for the three months ended March 31, 2014, compared with the same period in 2013, as a result of scheduled reductions in core deposit intangible amortization.
The Company’s annualized non-interest expense as a percentage of average assets was 2.07% for the quarter ended March 31, 2014, compared with 2.08% for the same period in 2013. The efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 60.32% for the quarter ended March 31, 2014, compared with 57.87% for the same period in 2013.
Income Tax Expense. For the three months ended March 31, 2014, the Company’s income tax expense was $7.7 million, compared with $7.6 million, for the three months ended March 31, 2013. The increase in income tax expense was a function of growth in pre-tax income from taxable sources. The Company’s effective tax rate was 31.1% for the three months ended March 31, 2014, compared with 29.8% for the three months ended March 31, 2013, respectively.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction;respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction.
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2014 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	216,179	(2,228)	(1.0)%
Static	218,407	—	—%
+100	214,389	(4,018)	(1.8)%
+200	209,923	(8,484)	(3.9)%
+300	205,509	(12,898)	(5.9)%

The preceding table indicates that, as of March 31, 2014, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 5.9%, or $12.9 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease $2.2 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2014 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,298,595	64,943	5.3%	16.6%	4.0%
Flat	1,233,652	—	—%	16.0%	—%
+100	1,177,075	(56,577)	(4.6)%	15.4%	(3.4)%
+200	1,119,497	(114,155)	(9.3)%	14.8%	(7.0)%
+300	1,051,306	(182,346)	(14.8)%	14.1%	(11.5)%
The preceding table indicates that as of March 31, 2014, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 14.8%, or $182.3 million. If rates were to decrease 100 basis points, the model forecasts a 5.3%, or $64.9 million increase in the present value of equity.
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
There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
January 1, 2014 through January 31, 2014	—	—	—	3,714,011
February 1, 2014 through February 28, 2014	209,301	16.50	209,301	3,504,710
March 1, 2014 through March 31, 2014	22,274	19.10	22,274	3,482,436
Total	231,575	16.75	231,575

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

10.14
Provident Financial Services, Inc. 2008 Long-Term Equity Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2008/File No. 001-31566), as amended and restated. (Filed as an exhibit to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2014/File No. 001-31566.)

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

10.22	Written Description of Provident Financial Services, Inc.’s 2014 Cash Incentive Plan.

10.23
Agreement and Plan of Merger by and among Provident Financial Services, Inc., The Provident Bank and Team Capital Bank, dated December 19, 2013. (Filed as an exhibit to the Company's December 19, 2013 Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013/File No. 001-31566.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 12, 2014	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2014	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 12, 2014	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer