Form 10-Q
period 2014-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2014-08-11
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2014 there were 83,209,293 shares issued and 65,298,012 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 408,203 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2014 (Unaudited) and December 31, 2013
(Dollars in Thousands)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$131,064	$100,053
Short-term investments	1,375	1,171
Total cash and cash equivalents	132,439	101,224
Securities available for sale, at fair value	1,156,986	1,157,594
Investment securities held to maturity (fair value of $463,277 at June 30, 2014 (unaudited) and $355,913 at December 31, 2013)	454,648	357,500
Federal Home Loan Bank stock	70,574	58,070
Loans	5,910,069	5,194,813
Less allowance for loan losses	63,875	64,664
Net loans	5,846,194	5,130,149
Foreclosed assets, net	6,983	5,486
Banking premises and equipment, net	96,135	66,448
Accrued interest receivable	25,611	22,956
Intangible assets	405,685	356,432
Bank-owned life insurance	174,958	150,511
Other assets	79,144	80,958
Total assets	$8,449,357	$7,487,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,952,738	$3,473,724
Savings deposits	1,005,886	921,993
Certificates of deposit of $100,000 or more	360,653	270,631
Other time deposits	518,753	536,123
Total deposits	5,838,030	5,202,471
Mortgage escrow deposits	22,985	20,376
Borrowed funds	1,418,843	1,203,879
Other liabilities	48,108	49,849
Total liabilities	7,327,966	6,476,575
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 64,888,489 shares outstanding at June 30, 2014 (unaudited) and 59,917,649 outstanding at December 31, 2013	832	832
Additional paid-in capital	1,025,031	1,026,144
Retained earnings	442,909	427,763
Accumulated other comprehensive income (loss)	4,686	(4,851)
Treasury stock	(304,741)	(390,380)
Unallocated common stock held by the Employee Stock Ownership Plan	(47,326)	(48,755)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,159)	(7,205)
Deferred compensation – Directors’ Deferred Fee Plan	7,159	7,205
Total stockholders’ equity	1,121,391	1,010,753
Total liabilities and stockholders’ equity	$8,449,357	$7,487,328
See accompanying notes to unaudited consolidated financial statements.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Real estate secured loans	$40,381	$37,585	$78,933	$75,920
Commercial loans	11,548	10,055	22,095	20,026
Consumer loans	5,869	5,875	11,531	11,832
Securities available for sale and Federal Home Loan Bank Stock	6,663	6,120	13,745	12,312
Investment securities held to maturity	2,906	2,767	5,576	5,606
Deposits, Federal funds sold and other short-term investments	19	11	29	21
Total interest income	67,386	62,413	131,909	125,717
Interest expense:
Deposits	3,687	4,607	7,425	9,563
Borrowed funds	6,298	4,395	11,882	8,848
Total interest expense	9,985	9,002	19,307	18,411
Net interest income	57,401	53,411	112,602	107,306
Provision for loan losses	1,500	1,000	1,900	2,500
Net interest income after provision for loan losses	55,901	52,411	110,702	104,806
Non-interest income:
Fees	7,619	8,318	14,474	16,278
Bank-owned life insurance	1,577	2,944	2,879	4,154
Net gain (loss) on securities transactions	110	423	(240)	934
Other income	1,021	952	1,330	1,216
Total non-interest income	10,327	12,637	18,443	22,582
Non-interest expense:
Compensation and employee benefits	23,581	20,154	44,974	40,997
Net occupancy expense	5,623	5,044	11,712	10,250
Data processing expense	2,761	2,647	5,558	5,269
FDIC insurance	1,144	1,224	2,280	2,474
Amortization of intangibles	519	516	802	1,027
Advertising and promotion expense	1,081	1,277	2,146	2,023
Other operating expenses	8,962	6,951	14,389	12,719
Total non-interest expense	43,671	37,813	81,861	74,759
Income before income tax expense	22,557	27,235	47,284	52,629
Income tax expense	6,206	8,007	13,904	15,573
Net income	$16,351	$19,228	$33,380	$37,056
Basic earnings per share	$0.28	$0.34	$0.57	$0.65
Weighted average basic shares outstanding	59,147,241	57,206,242	58,263,052	57,186,828
Diluted earnings per share	$0.28	$0.34	$0.57	$0.65
Weighted average diluted shares outstanding	59,269,262	57,283,646	58,403,753	57,240,932

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$16,351	$19,228	$33,380	$37,056
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	6,339	(12,562)	10,058	(14,182)
Reclassification adjustment for (gains) losses included in net income	(65)	(250)	142	(552)
Total	6,274	(12,812)	10,200	(14,734)
Amortization related to post-retirement obligations	(615)	202	(663)	461
Total other comprehensive income (loss)	5,659	(12,610)	9,537	(14,273)
Total comprehensive income	$22,010	$6,618	$42,917	$22,783
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	37,056	—	—	—	—	—	37,056
Other comprehensive loss, net of tax	—	—	—	(14,273)	—	—	—	—	(14,273)
Cash dividends declared	—	—	(16,527)	—	—	—	—	—	(16,527)
Distributions from DDFP	—	—	—	—	—	—	47	(47)	—
Purchases of treasury stock	—	—	—	—	(5,883)	—	—	—	(5,883)
Shares issued dividend reinvestment plan	—	(78)	—	—	673	—	—	—	595
Stock option exercises	—	(59)	—	—	212	—	—	—	153
Allocation of ESOP shares	—	(158)	—	—	—	1,416	—	—	1,258
Allocation of SAP shares	—	2,828	—	—	—	—	—	—	2,828
Allocation of stock options	—	141	—	—	—	—	—	—	141
Balance at June 30, 2013	$832	$1,024,181	$410,078	$(6,557)	$(391,268)	$(50,672)	$(7,251)	$7,251	$986,594
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2014 and 2013 (Unaudited) (Continued)
(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	33,380	—	—	—	—	—	33,380
Other comprehensive income, net of tax	—	—	—	9,537	—	—	—	—	9,537
Cash dividends declared	—	—	(18,234)	—	—	—	—	—	(18,234)
Distributions from DDFP	—	—	—	—	—	—	46	(46)	—
Purchases of treasury stock	—	—	—	—	(3,880)	—	—	—	(3,880)
Treasury shares issued to finance acquisition	—	(962)	—	—	84,479	—	—	—	83,517
Shares issued dividend reinvestment plan	—	—	—	—	659	—	—	—	659
Stock option exercises	—	(22)	—	—	128	—	—	—	106
Allocation of ESOP shares	—	53	—	—	—	1,429	—	—	1,482
Allocation of SAP shares	—	3,919	—	—	—	—	—	—	3,919
Allocation of Treasury Shares	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	152	—	—	—	—	—	—	152
Balance at June 30, 2014	$832	$1,025,031	$442,909	$4,686	$(304,741)	$(47,326)	$(7,159)	$7,159	$1,121,391
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$33,380	$37,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,562	4,598
Provision for loan losses	1,900	2,500
Deferred tax expense	1,820	1,761
Increase in cash surrender value of Bank-owned life insurance	(2,879)	(4,154)
Net amortization of premiums and discounts on securities	4,792	7,277
Accretion of net deferred loan fees	(1,541)	(2,064)
Amortization of premiums on purchased loans, net	353	756
Net increase in loans originated for sale	(3,524)	(14,344)
Proceeds from sales of loans originated for sale	3,807	15,161
Proceeds from sales of foreclosed assets	3,539	3,704
ESOP expense	1,483	1,258
Allocation of stock award shares	3,654	2,802
Allocation of stock options	152	141
Net gain on sale of loans	(283)	(817)
Net loss (gain) on securities transactions	240	(934)
Net (gain) loss on sale of premises and equipment	(1)	29
Net (gain) loss on sale of foreclosed assets	(385)	195
Decrease in accrued interest receivable	405	1,003
Increase in other assets	(14,780)	(5,338)
Increase (decrease) in other liabilities	961	(3,303)
Net cash provided by operating activities	37,655	47,287
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	24,481	51,146
Purchases of investment securities held to maturity	(40,577)	(44,718)
Proceeds from sales of securities	15,007	14,834
Proceeds from maturities, calls and paydowns of securities available for sale	91,710	196,434
Purchases of securities available for sale	(18,566)	(151,861)
Cash received, net of cash consideration paid for acquisition	68,650	—
Purchases of loans	(31,027)	(4,558)
Net increase in loans	(54,216)	(93,406)
Proceeds from sales of premises and equipment	—	35
Purchases of premises and equipment	(10,890)	(5,188)
Net cash provided by (used) in in investing activities	44,572	(37,282)
Cash flows from financing activities:
Net decrease in deposits	(134,377)	(179,359)
Increase in mortgage escrow deposits	2,586	1,839
Purchases of treasury stock	(3,880)	(5,883)
Cash dividends paid to stockholders	(18,234)	(16,527)
Shares issued dividend reinvestment plan	659	595
Stock options exercised	106	153

Proceeds from long-term borrowings	322,231	50,000
Payments on long-term borrowings	(161,959)	(45,798)
Net (decrease) increase in short-term borrowings	(58,144)	161,657
Net cash used in financing activities	(51,012)	(33,323)
Net increase (decrease) in cash and cash equivalents	31,215	(23,318)
Cash and cash equivalents at beginning of period	101,224	103,823
Cash and cash equivalents at end of period	$132,439	$80,505
Cash paid during the period for:
Interest on deposits and borrowings	$19,283	$18,692
Income taxes	$12,531	$13,344
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$4,206	$5,537
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	157,635	—
Loans	631,390	—
Bank-owned life insurance	22,319
Goodwill and other intangible assets, net	50,041	—
Other assets	33,939	—
Total non-cash assets acquired	$895,324	$—
Liabilities assumed:
Deposits	769,936	—
Borrowings	112,835	—
Other Liabilities	(2,314)	—
Total liabilities assumed	$880,457	—

Common stock issued for acquisitions	$83,517	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for all of 2014.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2014			2013
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$16,351			$19,228
Basic earnings per share:
Income available to common stockholders	$16,351	59,147,241	$0.28	$19,228	57,206,242	$0.34
Dilutive shares		122,021			77,404
Diluted earnings per share:
Income available to common stockholders	$16,351	59,269,262	$0.28	$19,228	57,283,646	$0.34

	Six months ended June 30,
	2014			2013
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$33,380			$37,056
Basic earnings per share:
Income available to common stockholders	$33,380	58,263,052	$0.57	$37,056	57,186,828	$0.65
Dilutive shares		140,701			54,104
Diluted earnings per share:
Income available to common stockholders	$33,380	58,403,753	$0.57	$37,056	57,240,932	$0.65
Anti-dilutive stock options and awards totaling 1,116,839 shares at June 30, 2014, were excluded from the earnings per share calculations.

Note 2. Business Combinations
On May 30, 2014, the Company completed its acquisition of Team Capital Bank ("Team Capital"), which after purchase accounting adjustments added $964.0 million to total assets, $631.4 million to loans, and $769.9 million to deposits. Total consideration paid for Team Capital was $115.1 million: $31.6 million in cash and 4.9 million shares of common stock valued at $83.5 million on the acquisition date. Team Capital was merged with and into the Company's subsidiary, The Provident Bank as of the close of business on the date of acquisition.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for Team Capital, net of cash consideration paid (in thousands):

At May 30, 2014
Assets acquired:
Cash and cash equivalents, net	$68,650
Securities available for sale	157,635
Loans	631,390
Bank-owned life insurance	22,319
Banking premises and equipment	24,778
Accrued interest receivable	3,060
Goodwill	40,173
Other intangibles assets	9,868
Foreclosed assets, net	653
Other assets	5,448
Total assets acquired	963,974

Liabilities assumed:
Deposits	769,936
Borrowed Funds	112,835
Other liabilities	(2,314)
Total liabilities assumed	880,457
Net assets acquired	$83,517

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Team Capital acquisition were as follows:
Securities Available for Sale
The estimated fair values of the investment securities classified as available for sale were calculated utilizing Level 1 and Level 2 inputs. The Company reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from observable market data. These prices were validated against other pricing sources and broker-dealer indications.
Loans
The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, the Company utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value adjustment; and 3) specific credit fair value adjustment.
To prepare the interest rate fair value analysis, loans were grouped by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various external data sources and reviewed by Company management for reasonableness. The average of these rates was used as the fair value interest rate a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value adjustment.
The general credit fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired banks and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of familiarity with the originator's underwriting process.
To calculate the specific credit fair value adjustment the Company reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and is valued utilizing Level 1 inputs.
Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits represents the present value of the expected contractual payments discounted by market rates for similar time deposits and is valued utilizing Level 2 inputs.
Borrowed Funds
The fair value for borrowed funds was obtained from actual prepayment rates from the FHLB - Pittsburgh, a level 2 input. These borrowings were redeemed after the acquisition date and the fair value adjustment was fully amortized in the quarter ended June 30, 2014.

Note 3. Investment Securities
At June 30, 2014, the Company had $1.16 billion and $454.6 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. The total number of all held to maturity and available for sale securities in an unrealized loss position as of June 30, 2014 totaled 408, compared with 346 at December 31, 2013. All securities with unrealized losses at June 30, 2014 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at June 30, 2014.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$90,906	347	(45)	91,208
Mortgage-backed securities	1,037,367	16,353	(5,696)	1,048,024
State and municipal obligations	7,558	153	(12)	7,699
Corporate obligations	9,550	5	(16)	9,539
Equity securities	397	119	—	516
	$1,145,778	16,977	(5,769)	1,156,986

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$93,223	372	(179)	93,416
Mortgage-backed securities	1,060,013	14,493	(19,532)	1,054,974
State and municipal obligations	8,739	171	(152)	8,758
Equity securities	357	89	—	446
	$1,162,332	15,125	(19,863)	1,157,594
The amortized cost and fair value of securities available for sale at June 30, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2014
	Amortized cost	Fair value
Due in one year or less	$23,108	23,130
Due after one year through five years	78,886	79,306
Due after five years through ten years	3,019	3,004
Due after ten years	3,001	3,006
Mortgage-backed securities	1,037,367	1,048,024
Equity securities	397	516
	$1,145,778	1,156,986

During the three months ending June 30, 2014, proceeds from the sale of securities available for sale were $8,398,000 resulting in gross gains of $150,000 and gross losses of $39,000. For the same period last year, proceeds from the sale of securities available for sale were $6,915,000 resulting in gross gains of $407,000 and no gross losses.
For the six months ended June 30, 2014, proceeds from the sale of securities available for sale were $14,483,000, resulting in gross gains of $150,000 and gross losses of $404,000. For the same period last year, proceeds from the sale of securities available for sale were $14,310,000, resulting in gross gains of $888,000 and no gross losses. Also, for the six months ended June 30, 2014, proceeds from calls of securities available for sale totaled $740,000, resulting in gross gains of $2,000 gains and no gross losses.

For the three and six months ended June 30, 2013, proceeds from calls on securities available for sale totaled $896,000, with no gains or losses recognized.
The following table presents a roll-forward of the credit loss component of other-than-temporary impairment (“OTTI”) on debt securities for which a non-credit component of OTTI was recognized in other comprehensive income. OTTI recognized in earnings for credit-impaired debt securities is presented in two components based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment), or whether the current period is not the first time a debt security was credit-impaired (subsequent credit impairment). Changes in the credit loss component of credit-impaired debt securities were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning credit loss amount	$134	1,240	1,674	1,240
Add: Initial OTTI credit losses	—	—	—	—
Subsequent OTTI credit losses	—	—	—	—
Less: Realized losses for securities sold	134	—	1,674	—
Securities intended or required to be sold	—	—	—	—
Increases in expected cash flows on debt securities	—	—	—	—
Ending credit loss amount	$—	1,240	—	1,240
The Company did not incur an OTTI charge on securities for the three and six months ended June 30, 2014 or 2013. For the three and six months ended June 30, 2014, the Company realized a $59,000 gain and a $365,000 loss on the sales of previously impaired non-agency mortgage-backed securities, respectively. The Company previously incurred cumulative credit losses of $1.7 million on these securities.
The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$15,289	(17)	5,011	(28)	20,300	(45)
Mortgage-backed securities	99,820	(264)	326,848	(5,432)	426,668	(5,696)
State and municipal obligations	—	—	658	(12)	658	(12)
Corporate obligations	4,034	(16)	—	—	4,034	(16)
	$119,143	(297)	332,517	(5,472)	451,660	(5,769)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$34,355	(179)	—	—	34,355	(179)
Mortgage-backed securities	604,778	(18,850)	13,521	(682)	618,299	(19,532)
State and municipal obligations	$2,867	(152)			2,867	(152)
	$642,000	(19,181)	13,521	(682)	655,521	(19,863)
The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2014, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at June 30, 2014 totaled 75, compared with 76 at December 31, 2013. At June 30, 2014, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $92,000 and an unrealized loss of $4,000. This private label mortgage-backed security was above investment grade at June 30, 2014.

The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and six months ended June 30, 2014. The Company concluded that no other-than-temporary impairment of the securities available for sale portfolio existed at June 30, 2014.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,426	26	(21)	7,431
Mortgage-backed securities	3,693	173	—	3,866
State and municipal obligations	433,464	10,737	(2,333)	441,868
Corporate obligations	10,065	60	(13)	10,112
	$454,648	10,996	(2,367)	463,277

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,523	13	(66)	7,470
Mortgage-backed securities	5,273	247	—	5,520
State and municipal obligations	334,750	5,435	(7,198)	332,987
Corporate obligations	9,954	58	(76)	9,936
	$357,500	5,753	(7,340)	355,913
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and six months ended June 30, 2014, the Company recognized gross gains of $2,000 and $15,000, and no gross losses, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $2,415,000 and $8,810,000 for the three and six months ended June 30, 2014, respectively. In addition, for the three and six months ended June 30, 2014, the Company recognized a gross loss of $3,000 and no gross gain related to the sale of a security with proceeds of $524,000. The sales of this security was in response to the credit deterioration of the issuer.
For the three and six months ended June 30, 2013, the Company recognized gains of $16,000 and $30,000, and gross losses of $0 and $2,000, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $13,269,000 and $22,478,000, respectively. In addition, for the six months ended June 30, 2013, the Company recognized gross gains of $18,000, and no gross losses, related to the sales of certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers. There were no sales of securities from the held to maturity portfolio for the three months ended June 30, 2013.
The amortized cost and fair value of investment securities in the held to maturity portfolio at June 30, 2014 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2014
	Amortized cost	Fair value
Due in one year or less	$12,442	12,505
Due after one year through five years	50,288	51,668
Due after five years through ten years	147,895	152,984
Due after ten years	240,330	242,254
Mortgage-backed securities	3,693	3,866
	$454,648	463,277

The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$644	(1)	2,960	(20)	3,604	(21)
State and municipal obligations	105,965	(638)	65,634	(1,695)	171,599	(2,333)
Corporate obligations	747	(3)	2,572	(10)	3,319	(13)
	$107,356	(642)	71,166	(1,725)	178,522	(2,367)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$5,766	(66)	—	—	5,766	(66)
State and municipal obligations	123,988	(5,376)	19,051	(1,822)	143,039	(7,198)
Corporate obligations	5,387	(76)	—	—	5,387	(76)
	$135,141	(5,518)	19,051	(1,822)	154,192	(7,340)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of June 30, 2014, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of securities in an unrealized loss position at June 30, 2014 totaled 333, compared with 270 at December 31, 2013. The increase in the number of securities in an unrealized loss position at June 30, 2014, was largely due to securities acquired in the Team Capital transaction. All temporarily impaired investment securities were investment grade at June 30, 2014.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans:
Residential	1,223,145	1,174,043
Commercial	1,669,614	1,400,624
Multi-family	968,242	928,906
Construction	227,433	183,289
Total mortgage loans	4,088,434	3,686,862
Commercial loans	1,201,741	932,199
Consumer loans	617,512	577,602
Total gross loans	5,907,687	5,196,663
Purchased credit-impaired ("PCI") loans	5,187	—
Premiums on purchased loans	4,380	4,202
Unearned discounts	(55)	(62)
Net deferred fees	(7,130)	(5,990)
	$5,910,069	5,194,813
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	June 30, 2014
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$10,329	4,572	21,323	36,224	1,186,921	1,223,145	—
Commercial	—	—	19,439	19,439	1,650,175	1,669,614	—
Multi-family	—	—	403	403	967,839	968,242	—
Construction	—	—	—	—	227,433	227,433	—
Total mortgage loans	10,329	4,572	41,165	56,066	4,032,368	4,088,434	—
Commercial loans	385	1	20,914	21,300	1,180,441	1,201,741	—
Consumer loans	2,084	1,478	3,284	6,846	610,666	617,512	—
Total loans	$12,798	6,051	65,363	84,212	5,823,475	5,907,687	—

	December 31, 2013
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$10,639	5,062	23,011	38,712	1,135,331	1,174,043	—
Commercial	687	318	18,662	19,667	1,380,957	1,400,624	—
Multi-family	—	—	403	403	928,503	928,906	—
Construction	—	—	8,448	8,448	174,841	183,289	—
Total mortgage loans	11,326	5,380	50,524	67,230	3,619,632	3,686,862	—
Commercial loans	305	77	22,228	22,610	909,589	932,199	—
Consumer loans	2,474	2,194	3,928	8,596	569,006	577,602	—
Total loans	$14,105	7,651	76,680	98,436	5,098,227	5,196,663	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $65.4 million and $76.7 million at June 30, 2014 and December 31, 2013, respectively. Included in non-accrual loans were $27.0 million and $33.5 million of loans which were less than 90 days past due at June 30, 2014 and December 31, 2013, respectively. There were no loans ninety days or greater past due and still accruing interest at June 30, 2014, or December 31, 2013.
The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, all amounts due under the contractual terms of the loan agreement will not be collected. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon: (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the fair value of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.
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
At June 30, 2014, there were 155 impaired loans totaling $93.8 million. Included in this total were 117 TDRs related to 114 borrowers totaling $55.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2014. At December 31, 2013, there were 152 impaired loans totaling $106.4 million. Included in this total were 115 TDRs to 110 borrowers totaling $58.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2013.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	June 30, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$67,110	24,458	2,271	93,839
Collectively evaluated for impairment	4,021,324	1,177,283	615,241	5,813,848
Total	$4,088,434	1,201,741	617,512	5,907,687

	December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$75,839	28,210	2,321	106,370
Collectively evaluated for impairment	3,611,023	903,989	575,281	5,090,293
Total	$3,686,862	932,199	577,602	5,196,663
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,833	3,573	115	8,521	—	8,521
Collectively evaluated for impairment	26,207	23,506	4,266	53,979	1,375	55,354
Total	$31,040	27,079	4,381	62,500	1,375	63,875

	December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$7,829	2,221	167	10,217	—	10,217
Collectively evaluated for impairment	26,315	21,886	4,762	52,963	1,484	54,447
	$34,144	24,107	4,929	63,180	1,484	64,664
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2014 and 2013 and their balances immediately prior to the modification date and post-modification as of June 30, 2014 and 2013.

	For the three months ended
	June 30, 2014			June 30, 2013
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	4	$1,088	$847	18	$4,227	$4,339
Commercial	1	865	870	—	—	—
Total mortgage loans	5	1,953	1,717	18	4,227	4,339
Commercial loans	1	300	300	—	—	—
Consumer loans	—	—	—	2	228	222
Total restructured loans	6	$2,253	$2,017	20	$4,455	$4,561

	For the six months ended
	June 30, 2014			June 30, 2013
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	8	$1,963	1,677	33	$7,029	$7,203
Commercial	1	865	870	1	329	307
Total mortgage loans	9	2,828	2,547	34	7,358	7,510
Commercial loans	1	300	300	—	—	—
Consumer loans	—	—	—	5	468	461
Total restructured loans	10	$3,128	$2,847	39	$7,826	$7,971
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and six months ended June 30, 2014 and 2013 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and six months ended June 30, 2014 and 2013. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $282,000 and $294,000 for the three months ended June 30, 2014 and 2013, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment. For the six months ended June 30, 2014 and 2013, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $322,000 and $670,000, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and six months ended June 30, 2014, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.81% and 4.65%, respectively, compared to a rate of 5.50% and 5.39% prior to modification, respectively. For the three and six months ended June 30, 2013, the TDRs had weighted average modified interest rate of approximately 4.20% and 4.24%, respectively, compared to a rate of 5.49% and 5.67% prior to modification, respectively.
The following table presents loans modified as TDRs within the previous 12 months from June 30, 2014 and 2013, and for which there was a payment default (90 days or more past due) at the quarter ended June 30, 2014 and 2013.

	June 30, 2014		June 30, 2013
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	2	$264	1	$1,445
Total mortgage loans	2	264	1	1,445
Commercial loans	—	$—
Consumer loans	—	$—	—	$—
Total restructured loans	2	$264	1	$1,445
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. As part of the Team Capital acquisition, $5.2 million of the loans purchased at May 30, 2014 were determined to be PCI loans. PCI loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.
The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Team Capital at May 30, 2014 (in thousands):

May 30, 2014
Contractually required principal and interest	$12,505
Contractual cash flows not expected to be collected (non-accretable discount)	(6,475)
Expected cash flows to be collected at acquisition	6,030
Interest component of expected cash flows (accretable yield)	(810)
Fair value of acquired loans	$5,220

The following table summarizes the changes in the accretable yield for PCI loans during the three and six months ended June 30, 2014 (in thousands):

Three and Six months ended June 30, 2014
Beginning balance	$—
Acquisition	810
Accretion	(37)
Reclassification from non-accretable difference	—
Ending balance	$773
The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2014
Balance at beginning of period	$31,470	25,161	4,379	61,010	2,410	63,420
Provision charged to operations	646	1,663	226	2,535	(1,035)	1,500
Recoveries of loans previously charged-off	90	298	729	1,117	—	1,117
Loans charged-off	(1,166)	(43)	(953)	(2,162)	—	(2,162)
Balance at end of period	$31,040	27,079	4,381	62,500	1,375	63,875
2013
Balance at beginning of period	$36,393	23,501	4,821	64,715	5,319	70,034
Provision charged to operations	(2,789)	396	660	(1,733)	2,733	1,000
Recoveries of loans previously charged-off	115	199	263	577	—	577
Loans charged-off	(3,049)	(286)	(1,271)	(4,606)	—	(4,606)
Balance at end of period	$30,670	23,810	4,473	58,953	8,052	67,005

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2014
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	(1,354)	2,994	369	2,009	(109)	1,900
Recoveries of loans previously charged-off	157	541	850	1,548	—	1,548
Loans charged-off	(1,907)	(563)	(1,767)	(4,237)	—	(4,237)
Balance at end of period	$31,040	27,079	4,381	62,500	1,375	63,875
2013
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	(3,611)	4,248	658	1,295	1,205	2,500
Recoveries of loans previously charged-off	343	313	506	1,162	—	1,162
Loans charged-off	(4,024)	(1,066)	(1,915)	(7,005)	—	(7,005)
Balance at end of period	$30,670	23,810	4,473	58,953	8,052	67,005
The decrease in the unallocated portion of the allowance for loan losses for the three and six months ended June 30, 2014 was primarily attributable to greater certainty regrading collateral valuations and the stabilization of economic conditions. The unallocated portion of the allowance reflects uncertainties related to certain impaired loans where the appropriate allowance has been established using discounted cash flow analyses, but where Management has given consideration to the potential collateral shortfall.

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	June 30, 2014					December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$14,219	10,442	—	11,845	172	13,459	9,999	—	10,322	299
Commercial	5,079	4,847	—	4,851	8	4,917	4,667	—	4,834	3
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	19,298	15,289	—	16,696	180	18,376	14,666	—	15,156	302
Commercial loans	4,994	3,971	—	4,224	—	8,163	6,674	—	8,252	24
Consumer loans	1,003	848	—	832	21	754	618	—	674	26
Total loans	$25,295	20,108	—	21,752	201	27,293	21,958	—	24,082	352

Loans with an allowance recorded
Mortgage loans:
Residential	$15,909	15,299	2,293	15,382	280	17,122	16,473	2,571	16,610	557
Commercial	37,799	36,523	2,540	36,722	476	37,320	36,251	2,309	36,727	976
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	53,708	51,822	4,833	52,104	756	64,252	61,173	7,829	61,996	1,533
Commercial loans	22,057	20,486	3,573	21,173	228	22,779	21,536	2,221	23,204	650
Consumer loans	1,434	1,423	115	1,433	36	1,732	1,703	167	1,726	63
Total loans	$77,199	73,731	8,521	74,710	1,020	88,763	84,412	10,217	86,926	2,246

Total impaired loans
Mortgage loans:
Residential	$30,128	25,741	2,293	27,227	452	30,581	26,472	2,571	26,932	856
Commercial	42,878	41,370	2,540	41,573	484	42,237	40,918	2,309	41,561	979
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	73,006	67,111	4,833	68,800	936	82,628	75,839	7,829	77,152	1,835
Commercial loans	27,051	24,457	3,573	25,397	228	30,942	28,210	2,221	31,456	674
Consumer loans	2,437	2,271	115	2,265	57	2,486	2,321	167	2,400	89
Total loans	$102,494	93,839	8,521	96,462	1,221	116,056	106,370	10,217	111,008	2,598
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $8,521,000 and $10,217,000 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, impaired loans for which there was no related allowance for loan losses totaled $20,108,000 and $21,958,000, respectively. The average balance of impaired loans during the six months ended June 30, 2014 was $96,462,000.

The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” (pass) are rated 1through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by Credit Administration. The risk ratings are also confirmed through periodic loan review examinations which are currently performed by an independent third party. Reports concerning periodic loan review examinations by the independent third party are presented directly to both the Audit and Risk Committees of the Board of Directors.

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At June 30, 2014
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,572	10,643	328	2,600	18,143	66,372	1,633	86,148
Substandard	21,323	53,797	1,243	—	76,363	43,618	3,437	123,418
Doubtful	—	—	—	—	—	1,144	—	1,144
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	25,895	64,440	1,571	2,600	94,506	111,134	5,070	210,710
Pass/Watch	1,197,250	1,605,174	966,671	224,833	3,993,928	1,090,607	612,442	5,696,977
Total	$1,223,145	1,669,614	968,242	227,433	4,088,434	1,201,741	617,512	5,907,687

	At December 31, 2013
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,062	15,301	—	—	20,363	28,551	2,037	50,951
Substandard	23,011	54,592	403	8,449	86,455	46,687	4,220	137,362
Doubtful	—	—	—	—	—	649	—	649
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	28,073	69,893	403	8,449	106,818	75,887	6,257	188,962
Pass/Watch	1,145,970	1,330,731	928,503	174,840	3,580,044	856,312	571,345	5,007,701
Total	$1,174,043	1,400,624	928,906	183,289	3,686,862	932,199	577,602	5,196,663
Note 5. Deposits
Deposits at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Savings	$1,005,886	921,993
Money market	1,559,776	1,281,596
NOW	1,364,220	1,326,941
Non-interest bearing	1,028,742	865,187
Certificates of deposit	879,406	806,754
Total	$5,838,030	5,202,471
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
The Company, in its effort to lower and reduce the volatility of its future pension costs, offered a lump sum pension distribution option to its vested terminated employees. For the three and six months ended June 30, 2014, the Plan paid $4.3 million to those employees that elected to receive lump sum pension distributions and the Company realized an associated charge of $1.3 million. This charge was a pro rata share of the unrecognized losses recorded in other comprehensive income.
In addition to pension benefits, certain health care and life insurance benefits are currently made available to certain of the Bank’s retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee became fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen as to new entrants, and benefits were eliminated for employees with less than 10 years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen as to new entrants, and retiree life insurance benefits were eliminated for employees with less than 10 years of service as of December 31, 2006.
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2014 and 2013 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	—	42	60	$—	—	84	120
Interest cost	352	318	272	245	704	636	544	490
Expected return on plan assets	(894)	(792)	—	—	(1,788)	(1,584)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(2)	(2)
Amortization of the net loss	93	338	(51)	4	186	676	(102)	8
Net periodic benefit (increase) cost	$(449)	(136)	262	308	$(898)	(272)	524	616
In its consolidated financial statements for the year ended December 31, 2013, the Company previously disclosed that it does not expect to contribute to the Plan in 2014. As of June 30, 2014, no contributions to the Plan have been made.
The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2014 were calculated using the actual January 1, 2014 pension valuation and the other post-retirement benefits valuations.
Note 7. Impact of Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.
The FASB in June 2014 issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is assessing the impact that the adoption of this update will have on its accounting and disclosures.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The Company’s adoption of ASU No. 2014-04 is not expected to have a significant impact on its consolidated financial statements.
The FASB in January 2014 issued ASU No.,2014-01, “Investments - Equity Method and Joint Ventures (Subtopic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a significant impact on the Company’s consolidated financial statements.
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2014 and December 31, 2013.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2014 and December 31, 2013.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2014 and December 31, 2013.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy.

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$91,208	91,208	—	—
Mortgage-backed securities	1,048,024	—	1,048,024	—
State and municipal obligations	7,699	—	7,699	—
Corporate obligations	9,539	—	9,539	—
Equity securities	516	516	—	—
	$1,156,986	91,724	1,065,262	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$27,548	—	—	27,548
Foreclosed assets	6,983	—	—	6,983
	$34,531	—	—	34,531

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$93,416	93,416	—	—
Mortgage-backed securities	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	—	8,758	—
Equity securities	446	446	—	—
	$1,157,594	93,862	1,063,732	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$29,782	—	—	29,782
Foreclosed assets	5,486	—	—	5,486
	$35,268	—	—	35,268

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2014 and December 31, 2013. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$131,064	131,064	131,064	—	—
Securities available for sale:
Agency obligations	91,208	91,208	91,208	—	—
Mortgage-backed securities	1,048,024	1,048,024	—	1,048,024	—
State and municipal obligations	7,699	7,699	—	7,699	—
Corporate obligations	9,539	9,539	—	9,539	—
Equity securities	516	516	516	—	—
Total securities available for sale	$1,156,986	1,156,986	91,724	1,065,262	—
Investment securities held to maturity:
Agency obligations	$7,426	7,431	7,431	—	—
Mortgage-backed securities	3,693	3,866	—	3,866	—
State and municipal obligations	433,464	441,868	—	441,868	—
Corporate obligations	10,065	10,112	—	10,112	—
Total securities held to maturity	$454,648	463,277	7,431	455,846	—
FHLB-NY stock	70,574	70,574	70,574	—	—
Loans, net of allowance for loan losses	5,846,194	5,971,191	—	—	5,971,191
Financial liabilities:
Deposits other than certificates of deposits	$4,958,624	4,958,624	4,958,624	—	—
Certificates of deposit	879,406	885,186	—	885,186	—
	5,838,030	5,843,810	4,958,624	885,186	—
Borrowings	$1,418,843	1,429,973	—	1,429,973	—

		Fair Value Measurements at December 31, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$101,224	101,224	101,224	—	—
Securities available for sale:
Agency obligations	93,416	93,416	93,416	—	—
Mortgage-backed securities	1,054,974	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	8,758	—	8,758	—
Equity securities	446	446	446	—	—
Total securities available for sale	$1,157,594	1,157,594	93,862	1,063,732	—
Investment securities held to maturity:
Agency obligations	$7,523	7,470	7,470	—	—
Mortgage-backed securities	5,273	5,520	—	5,520	—
State and municipal obligations	334,750	332,987	—	332,987	—
Corporate obligations	9,954	9,936	—	9,936	—
Total securities held to maturity	$357,500	355,913	7,470	348,443	—
FHLB-NY stock	58,070	58,070	58,070	—	—
Loans, net of allowance for loan losses	5,130,149	5,221,228	—	—	5,221,228
Financial liabilities:
Deposits other than certificates of deposits	$4,395,717	4,395,717	4,395,717	—	—
Certificates of deposit	806,754	813,337	—	813,337	—
Total deposits	$5,202,471	5,209,054	4,395,717	813,337	—
Borrowings	$1,203,879	1,218,136	—	1,218,136	—
Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,
	2014			2013
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$10,188	(3,849)	6,339	$(21,239)	8,677	(12,562)
Reclassification adjustment for gains included in net income	(110)	45	(65)	(423)	173	(250)
Total	10,078	(3,804)	6,274	(21,662)	8,850	(12,812)
Amortization related to post-retirement obligations	(1,041)	426	(615)	342	(140)	202
Total other comprehensive income (loss)	$9,037	(3,378)	5,659	$(21,320)	8,710	(12,610)

	Six months ended June 30,
	2014			2013
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$16,475	(6,417)	10,058	$(23,977)	9,795	(14,182)
Reclassification adjustment for losses (gains) included in net income	240	(98)	142	(934)	382	(552)
Total	16,715	(6,515)	10,200	(24,911)	10,177	(14,734)
Amortization related to post-retirement obligations	(1,121)	458	(663)	781	(320)	461
Total other comprehensive income (loss) income	$15,594	(6,057)	9,537	$(24,130)	9,857	(14,273)
The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the three months ended June 30,
	2014			2013
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at March 31,	$1,127	(2,100)	(973)	$15,039	(8,986)	6,053
Current period change in other comprehensive income (loss)	6,274	(615)	5,659	(12,812)	202	(12,610)
Balance at June 30,	$7,401	(2,715)	4,686	$2,227	(8,784)	(6,557)

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the six months ended June 30,
	2014			2013
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31,	$(2,799)	(2,052)	(4,851)	$16,961	(9,245)	7,716
Current period change in other comprehensive income (loss)	10,200	(663)	9,537	(14,734)	461	(14,273)
Balance at June 30,	$7,401	(2,715)	4,686	$2,227	(8,784)	(6,557)

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2014	2013
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$110	$423	Net gain on securities transactions
	(45)	(173)	Income tax expense
	65	250	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	42	342	Compensation and employee benefits (1)
	(17)	(140)	Income tax expense
	25	202	Net of tax

Realized loss related to lump sum pension settlement	(1,336)	—	Compensation and employee benefits
	546	—	Income tax expense
	(790)	—	Net of tax
Total reclassifications	$(700)	$452	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2014	2013
Details of AOCI:
Securities available for sale:
Realized net losses on the sale of securities available for sale	$(240)	$934	Net (loss) gain on securities transactions
	98	(382)	Income tax expense
	(142)	552	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	84	684	Compensation and employee benefits (1)
	(34)	(279)	Income tax expense
	50	405	Net of tax

Realized loss related to lump sum pension settlement	(1,336)	—	Compensation and employee benefits
	546	—	Income tax expense
	(790)	—	Net of tax
Total reclassifications	$(1,394)	$957	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to the "Risk Factors" disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Acquisition
On May 30, 2014, the Company completed its acquisition of Team Capital Bank ("Team Capital"), which after the purchase accounting adjustments added $964.0 million to total assets, $631.4 million to loans, and $769.9 million to deposits. Total consideration paid for Team Capital was $115.1 million: $31.6 million in cash and 4.9 million shares of common stock valued at $83.5 million on the acquisition date. Team Capital was merged with and into the Company's subsidiary, The Provident Bank as of the close of business on the date of acquisition. The Team Capital acquisition added 12 full-service banking offices in Bucks, Northampton and Lehigh Counties in Pennsylvania and Essex, Somerset, Hunterdon and Warren Counties in New Jersey.
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

When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party and periodically, by the Credit Committee in the credit renewal or approval. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating
Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2014, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, GVA percentages applied to residential mortgage loans, commercial mortgage loans, multi-family loans and commercial loans were reduced, while the GVA percentage on marine loans was increased. These changes were made based on an evaluation of through-the-cycle actual historical losses, giving consideration to a current assessment of qualitative and environmental factors.
Management believes the primary risks inherent in the portfolio are a decline in the economy, generally a decline in real estate market values, rising unemployment or a protracted period of unemployment at current elevated levels, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. For certain sectors of the mortgage-backed securities market there has been a lack of liquidity. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three and six months ended June 30, 2014 or 2013, respectively.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At June 30, 2014, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND DECEMBER 31, 2013
Total assets increased $962.0 million to $8.45 billion at June 30, 2014, from $7.49 billion at December 31, 2013, primarily due to $964.0 million of total assets from the Team Capital acquisition, partially offset by decreases in total investments and cash and cash equivalents.
Total loans increased $715.3 million, or 13.8%, to $5.91 billion at June 30, 2014, from $5.19 billion at December 31, 2013, which included $631.4 million of loans acquired from Team Capital. Loan originations totaled $741.5 million and loan purchases totaled $31.0 million for the six months ended June 30, 2014. The loan portfolio had net increases of $271.7 million in commercial mortgage loans, $271.0 million in commercial loans, $50.1 million in residential mortgage loans, $44.1 million in construction loans, $39.9 million in consumer loans and $39.3 million in multi-family mortgage loans. Commercial real estate, commercial and construction loans represented 68.9% of the loan portfolio at June 30, 2014, compared to 66.3% at December 31, 2013.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at June 30, 2014 was $6.9 million. Of this total, 4 loans totaling $885,000 were 90 days or more delinquent. General valuation reserves of 5.5%, or $83,000, were allocated to such loans at June 30, 2014.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $91.2 million and $52.1 million, respectively, at June 30, 2014. No SNCs were 90 days or more delinquent at June 30, 2014.
The Company had outstanding junior lien mortgages totaling $269.3 million at June 30, 2014. Of this total, 20 loans totaling $1.4 million were 90 days or more delinquent. General valuation reserves of 10%, or $142,000, were allocated to such loans which were 90 days or more delinquent at June 30, 2014.
At June 30, 2014, the Company had outstanding indirect marine loans totaling $30.0 million. There was one loan with a balance of $40,000 that was 90 days or more delinquent at June 30, 2014. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans:
Residential	$21,323	23,011
Commercial	19,439	18,662
Multi-family	403	403
Construction	—	8,448
Total mortgage loans	41,165	50,524
Commercial loans	20,914	22,228
Consumer loans	3,284	3,928
Total non-performing loans	65,363	76,680
Foreclosed assets	6,983	5,486
Total non-performing assets	$72,346	82,166
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans:
Residential	$4,572	5,062
Commercial	—	318
Total mortgage loans	4,572	5,380
Commercial loans	1	77
Consumer loans	1,478	2,194
Total 60-89 day delinquent loans	$6,051	7,651
At June 30, 2014, the allowance for loan losses totaled $63.9 million, or 1.08% of total loans, compared with $64.7 million, or 1.24% of total loans at December 31, 2013. The decline in the loan coverage ratio was largely a function of Team Capital loans which were acquired at fair value, with no corresponding allowance. Total non-performing loans were $65.4 million, or 1.11% of total loans at June 30, 2014, compared to $76.7 million, or 1.48% of total loans at December 31, 2013. The $11.3 million decrease in non-performing loans consisted of an $8.4 million decrease in non-performing construction loans, a $1.7 million decrease in non-performing residential loans, a $1.3 million decrease in non-performing commercial loans, a $644,000 decrease in non-performing consumer loans, partially offset by a $777,000 increase in non-performing commercial mortgage loans. Non-performing loans do not include $5.2 million of purchased credit impaired loans acquired from Team Capital.
At June 30, 2014, the Company held $7.0 million of foreclosed assets, compared with $5.5 million at December 31, 2013. Foreclosed assets at June 30, 2014, consisted of $4.1 million of commercial real estate, $2.8 million of residential real estate, and $90,000 of marine vessels.
Non-performing assets totaled $72.3 million, or 0.86% of total assets at June 30, 2014, compared to $82.2 million, or 1.10% of total assets at December 31, 2013.
Total investments increased $109.0 million, or 6.9%, to $1.68 billion at June 30, 2014, from $1.57 billion at December 31, 2013, largely due to investments acquired in the Team Capital transaction, along with purchases of mortgage-backed securities, partially offset by principal repayments on mortgage-backed securities, maturities of municipal and agency bonds, and sales of certain mortgage-backed securities.
Total deposits increased $635.6 million during the six months ended June 30, 2014 to $5.84 billion. The increase in total deposits was primarily due to $769.9 million acquired from Team Capital, partially offset by the cyclical outflow of municipal deposits and a decrease in time deposits. At June 30, 2014, core deposits, which consist of savings and demand deposit accounts, totaled $4.96 billion, compared to $4.40 billion at December 31, 2013. Within the core deposit category, non-interest bearing demand deposits increased $163.6 million to $1.03 billion at June 30, 2014. Core deposits represented 84.9% of total deposits at June 30, 2014, compared to 84.5% at December 31, 2013.
Borrowed funds increased $215.0 million, or 17.9% during the six months ended June 30, 2014, to $1.42 billion, as longer-term wholesale funding was added to mitigate interest rate risk. Borrowed funds represented 16.8% of total assets at June 30, 2014, an increase from 16.1% at December 31, 2013.
Stockholders’ equity increased $110.6 million, or 10.9% during the six months ended June 30, 2014, to $1.12 billion, due to total common stock issued for the purchase of Team Capital, net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. Common stock repurchases for the six months ended June 30, 2014 totaled 231,575 shares at an average cost of $16.75 per share. At June 30, 2014, 3.5 million shares remained eligible for repurchase under the current stock repurchase program authorized by the Company’s Board of Directors. At June 30, 2014, book value per share and tangible book value per share were $17.28 and $11.03, respectively, compared with $16.87 and $10.92, respectively, at December 31, 2013.
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
As of June 30, 2014, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2014
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$296,993	4.00%	$647,327	8.72%
Tier 1 risk-based capital	240,072	4.00	647,327	10.79
Total risk-based capital	480,143	8.00	711,202	11.85

Company:
Regulatory Tier 1 leverage capital	296,993	4.00	713,102	9.60
Tier 1 risk-based capital	240,071	4.00	713,102	11.88
Total risk-based capital	480,141	8.00	776,977	12.95
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
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
General. The Company reported net income of $16.4 million, or $0.28 per basic and diluted share for the three months ended June 30, 2014, compared to net income of $19.2 million, or $0.34 per basic and diluted share for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company reported net income of $33.4 million, or $0.57 per basic and diluted share, compared to net income of $37.1 million, or $0.65 per basic and diluted share for the same period last year.
On May 30, 2014, the Company completed its acquisition of Team Capital, which added $964.0 million to total assets, $631.4 million to loans, and $769.9 million to deposits. The results of operations for the three and six months ended June 30, 2014 included net non-recurring items related to the acquisition of Team Capital that reduced earnings by $1.2 million and $1.3 million, net of tax, respectively.
Earnings for the three and six months ended June 30, 2014 were further impacted by a $790,000, net of tax, non-cash charge related to the recognition of a pro rata portion of unrealized losses on pension assets in connection with lump sum distributions from the Company's frozen pension plan, in order to lower and reduce the volatility of future pension costs.
Net Interest Income. Total net interest income increased $4.0 million to $57.4 million for the quarter ended June 30, 2014, from $53.4 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014, total net interest income increased $5.3 million, or 4.9%, to $112.6 million, from $107.3 million for the same period in 2013. Interest income for the second quarter of 2014 increased $5.0 million to $67.4 million, from $62.4 million for the same period in 2013. For the six months ended June 30, 2014, interest income increased $6.2 million to $131.9 million, from $125.7 million for the six months ended June 30, 2013. Interest expense increased $1.0 million, or 10.9%, to $10.0 million for the quarter ended June 30, 2014, from $9.0 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014, interest expense increased $900,000 to $19.3 million, from $18.4 million for the six months ended June 30, 2013. Both comparative periods were favorably impacted by the net assets acquired from Team Capital, partially offset by compression in the net interest margin. Current quarter and, to a lesser extent, year-to-date 2014 yields and costs were impacted by fair value adjustments to assets and liabilities acquired from Team Capital as of the May 30, 2014 merger date. The earning asset yield was further impacted by the retention of lower-yielding excess liquidity pending the closing of the Team Capital acquisition.
The net interest margin for the quarter ended June 30, 2014, decreased 5 basis points to 3.24%, compared with 3.29% for the quarter ended June 30, 2013. The decrease in the net interest margin for the quarter ended June 30, 2014, compared with the same period last year, was primarily attributable to reductions in the weighted average yield on interest-earning assets, which declined 3 basis points to 3.81% for the quarter ended June 30, 2014 compared with 3.84% for the quarter ended June 30, 2013. The weighted average cost of interest bearing liabilities increased 2 basis points to 0.69% for the quarter ended June 30, 2014, compared with 0.67% for the second quarter 2013. The average cost of interest bearing deposits for the quarter ended June 30, 2014 was 0.33%, compared with 0.41% for the same period last year. Average non-interest bearing demand deposits totaled $913.9 million for the quarter ended June 30, 2014, compared with $807.2 million for the quarter ended June 30, 2013. The average cost of borrowed funds for the quarter ended June 30, 2014 was 1.97%, compared with 2.03% for the same period last year.
For the six months ended June 30, 2014, the net interest margin decreased 7 basis points to 3.25%, compared with 3.32% for the six months ended June 30, 2013. The weighted average yield on interest-earning assets declined 7 basis points to 3.82% for the six months ended June 30, 2014, compared with 3.89% for the six months ended June 30, 2013, while the weighted average cost of interest bearing liabilities remained unchanged at 0.69% for the six months ended June 30, 2014, compared with same period in 2013. The average cost of interest bearing deposits for the six months ended June 30, 2014 was 0.34%, compared with 0.43% for the same period last year. Average non-interest bearing demand deposits totaled $888.0 million for the six months ended June 30, 2014, compared with $813.3 million for the six months ended June 30, 2013. The average cost of borrowings for the six months ended June 30, 2014 was 1.92%, compared with 2.13% for the same period last year.
Interest income on loans secured by real estate increased $2.8 million to $40.4 million for the three months ended June 30, 2014, from $37.6 million for the three months ended June 30, 2013. Commercial loan interest income increased $1.4 million, or 13.9%, to $11.5 million for the three months ended June 30, 2014, from $10.1 million for the three months ended June 30, 2013. Consumer loan interest income totaled $5.9 million for the three months ended June 30, 2014, unchanged from the three months ended June 30, 2013. For the three months ended June 30, 2014, the average balance of total loans increased $558.6 million to $5.42 billion, from $4.86 billion for the same period in 2013, largely due to loans added from the Team Capital acquisition. The average loan yield for the three months ended June 30, 2014, decreased 14 basis points to 4.25%, from 4.39% for the same period in 2013.

Interest income on loans secured by real estate increased $3.0 million to $78.9 million for the six months ended June 30, 2014, from $75.9 million for the six months ended June 30, 2013. Interest income on commercial loans increased $2.1 million, or 11.0%, to $22.1 million for the six months ended June 30, 2014, from $20.0 million for the six months ended June 30, 2013. Consumer loan interest income decreased $301,000 to $11.5 million for the six months ended June 30, 2014, from $11.8 million for the six months ended June 30, 2013. The average loan yield for the six months ended June 30, 2014, decreased 20 basis points to 4.25%, from 4.45% for the same period in 2013. For the six months ended June 30, 2014, the average balance of total loans increased $441.9 million, or 9.1%, to $5.29 billion, from $4.84 billion for the same period in 2013.
The average yield on total securities increased to 2.25% for the three months ended June 30, 2014, compared with 2.17% for the same period in 2013. The increase in the yield on securities for the quarter was primarily attributable to increases in long-term interest rates and the resulting reduction in prepayments on mortgage-backed securities and related premium amortization. For the six months ended June 30, 2014, the average yield on all securities was 2.22%, compared with 2.37% for the same period in 2013. The decrease in the yield on securities for the six months was attributable to the prolonged low interest rate environment and resulting declines in yields on new securities purchases and reinvested cash flows.
Interest income on investment securities held to maturity increased $139,000, or 5.0%, to $2.9 million for the quarter ended June 30, 2014, compared to the same period last year. Average investment securities held to maturity increased $44.7 million, to $396.4 million for the quarter ended June 30, 2014, from $351.7 million for the same period last year. For the six months ended June 30, 2014, interest income on investment securities held to maturity decreased $3,000 to $5.6 million from the same period in 2013. The balance of average investment securities held to maturity increased $26.2 million, to $377.2 million for the six months ended June 30, 2014, from $351.0 million for the same period last year.
Interest income on securities available for sale and FHLB-NY stock increased $543,000, or 8.9%, to $6.7 million for the quarter ended June 30, 2014, from $6.1 million for the quarter ended June 30, 2013. The average balance of securities available for sale and FHLB-NY stock decreased $46.6 million, or 3.7%, to $1.20 billion for the three months ended June 30, 2014, from $1.25 billion for the same period in 2013. For the six months ended June 30, 2014, interest income on securities available for sale and FHLB-NY stock increased $1.4 million to $13.7 million, from $12.3 million for the six months ended June 30, 2013. The average balance of securities available for sale and FHLB-NY stock decreased $58.7 million, or 4.6%, to $1.21 billion for the six months ended June 30, 2014, from $1.27 billion for the same period in 2013.
Interest paid on deposit accounts decreased $920,000, or 20.0%, to $3.7 million for the quarter ended June 30, 2014, from $4.6 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014, interest paid on deposit accounts declined $2.1 million, or 22.4%, to $7.4 million, from $9.6 million for the six months ended June 30, 2013. The average cost of interest-bearing deposits decreased to 0.33% and 0.34% for the three and six months ended June 30, 2014, respectively, from 0.41% and 0.43% for the three and six months ended June 30, 2013, respectively. The average balance of interest-bearing core deposit accounts increased $116.9 million, to $3.70 billion for the quarter ended June 30, 2014, from $3.59 billion for the quarter ended June 30, 2013. For the six months ended June 30, 2014, average interest-bearing core deposits increased $15.7 million, to $3.62 billion, from $3.60 billion for the same period in 2013. Average time deposit account balances decreased $91.3 million, or 10.2%, to $805.3 million for the quarter ended June 30, 2014, from $896.8 million for the same period in 2013. For the six months ended June 30, 2014, average time deposits decreased $117.4 million, or 12.8%, to $796.4 million, from $913.8 billion for the same period in 2013.
Interest paid on borrowed funds increased $1.9 million, or 43.3%, to $6.3 million for the quarter ended June 30, 2014, from $4.4 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014 interest paid on borrowed funds increased $3.0 million, or 34.3%, to $11.9 million, from $8.8 million for the six months ended June 30, 2013. The average cost of borrowings decreased to 1.97% and 1.92% for the three and six months ended June 30, 2014, respectively, from 2.03% and 2.13% for the three and six months ended June 30, 2013, respectively. Average borrowings increased $413.0 million, or 47.4%, to $1.28 billion for the quarter ended June 30, 2014, from $870.4 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014, average borrowings increased $410.4 million, or 49.0%, to $1.25 billion, from $837.9 million for the six months ended June 30, 2013. The Company has recently increased longer-term borrowings as part of its interest rate risk management process.
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

The Company recorded provisions for loan losses of $1.5 million and $1.9 million for the three and six months ended June 30, 2014, respectively. This compared with provisions for loan losses of $1.0 million and $2.5 million recorded for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, the Company had net charge-offs of $1.0 million and $2.7 million, respectively, compared with net charge-offs of $4.0 million and $5.8 million, respectively, for the same periods in 2013. At June 30, 2014, the Company’s allowance for loan losses was $63.9 million, or 1.08% of total loans, compared with $64.7 million, or 1.25% of total loans at December 31, 2013.
Non-Interest Income. Non-interest income totaled $10.3 million for the quarter ended June 30, 2014, a decrease of $2.3 million, or 18.3%, compared to the same period in 2013. Income related to BOLI decreased $1.4 million for the three months ended June 30, 2014, compared to the same period in 2013, primarily due to lower death benefit claims recognized. Fee income decreased $699,000 to $7.6 million, from $8.3 million for the three months ended June 30, 2013, due to an $807,000 decrease in commercial loan prepayment fee income, partially offset by a $446,000 increase in wealth management fees. In addition, net gains on securities transactions declined $313,000 for the three months ended June 30, 2014, compared to the same period in 2013. Other income increased $69,000 for the three months ended June 30, 2014, compared to same period in 2013, due to a $486,000 gain recognized in the current period on the prepayment of FHLB borrowings acquired from Team Capital, increased net gains on sales of foreclosed real estate, and a reduction in gains on loan sales.
For the six months ended June 30, 2014, non-interest income totaled $18.4 million, an decrease of $4.1 million, or 18.3%, compared to the same period in 2013. Fee income decreased $1.8 million, to $14.5 million for the six months ended June 30, 2014, compared with the same period in 2013, largely due to a $2.0 million decrease in prepayment fees on commercial loans, partially offset by a $728,000 increase in wealth management fees. BOLI income decreased $1.3 million for the six months ended June 30, 2014, principally due to lower death benefit claims recognized in the six months ended June 30, 2014, compared to the same period in 2013. Also contributing to the decline in non-interest income, net gains on securities transactions for the six months ended June 30, 2014 declined $1.2 million compared to the same period in 2013. These decreases were partially offset by a $114,000 increase in other income for the six months ended June 30, 2014, compared with the same period in 2013, primarily due to increased net gains on the sale of foreclosed real estate, the gain recognized on the prepayment of FHLB borrowings acquired from Team Capital, and a reduction in gains on loan sales.
Non-Interest Expense. For the three months ended June 30, 2014, non-interest expense increased $5.9 million, to $43.7 million, compared to the three months ended June 30, 2013. Compensation and benefits expense increased $3.4 million, to $23.6 million, compared to the three months ended June 30, 2013, due to increased salary expense and $383,000 of severance and retention expense associated with the Team Capital acquisition, and a $1.3 million charge related to lump-sum pension distributions made to vested terminated employees as the Company seeks to lower and reduce the volatility of its future pension costs. This non-contributory pension plan was frozen as to new participants on April 1, 2003. Other operating expenses increased $2.0 million to $9.0 million for the three months ended June 30, 2014, compared to $7.0 million for the same period in 2013, largely due to $1.7 million of non-recurring costs related to the Team Capital transaction. In addition, net occupancy costs increased $579,000, to $5.6 million for the quarter ended June 30, 2014, compared to same quarter in 2013, principally due to increased equipment maintenance costs and additional facilities costs related to Team Capital.
Non-interest expense for the six months ended June 30, 2014 was $81.9 million, an increase of $7.1 million from the six months ended June 30, 2013. Compensation and benefits expense increased $4.0 million to $45.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to increased salary expense, severance and retention expense associated with Team Capital, increased pension costs associated with lump-sum pension distributions made to vested terminated employees and increased stock-based compensation. Other operating expenses increased $1.7 million to $14.4 million for the six months ended June 30, 2014, compared to $12.7 million for the same period in 2013, primarily due to non-recurring costs related to Team Capital. In addition, net occupancy costs increased $1.5 million, to $11.7 million for the six months ended June 30, 2014, compared to same period in 2013, principally due to increased seasonal expense in the first quarter of 2014 related to the harsh winter conditions, increased equipment maintenance costs and the addition of facilities costs related to Team Capital. Partially offsetting these increases in non-interest expense, the amortization of intangibles decreased $225,000 for the six months ended June 30, 2014, compared with the same period in 2013, as a result of scheduled reductions in core deposit intangible amortization, and a $194,000 decline in FDIC insurance costs resulting from a lower assessment rate.
Income Tax Expense. For the three and six months ended June 30, 2014, the Company’s income tax expense was $6.2 million and $13.9 million, respectively, compared with $8.0 million and $15.6 million, for the three and six months ended June 30, 2013, respectively. The Company’s effective tax rates were 27.5% and 29.4% for the three and six months ended June 30, 2014, respectively, compared with 29.4% and 29.6% for the three and six months ended June 30, 2013, respectively. The decrease in income tax expense and the effective tax rate was primarily a function of lower proportional pre-tax income from taxable sources, as tax exempt municipal securities and BOLI were added through the Team Capital acquisition.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2014 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	237,891	(3,107)	(1.3)%
Static	240,998	—	—
+100	236,729	(4,269)	(1.8)
+200	232,078	(8,920)	(3.7)
+300	227,430	(13,568)	(5.6)
The preceding table indicates that, as of June 30, 2014, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 5.6%, or $13.6 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease $3.1 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2014 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,375,360	52,925	4.0%	15.7%	2.9%
Flat	1,322,435	—	—	15.3	—
+100	1,279,938	(42,497)	(3.2)	14.9	(2.2)
+200	1,225,915	(96,520)	(7.3)	14.4	(5.3)
+300	1,159,494	(162,941)	(12.3)	13.8	(9.3)
The preceding table indicates that as of June 30, 2014, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 12.3%, or $162.9 million. If rates were to decrease 100 basis points, the model forecasts a 4.0%, or $52.9 million increase in the present value of equity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1, 2014 through April 30, 2014	—	—	—	3,482,436
May 1, 2014 through May 31, 2014	—	—	—	3,482,436
June 1, 2014 through June 30, 2014	—	—	—	3,482,436
Total	—	—	—

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 11, 2014	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2014	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 11, 2014	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer