Form 10-Q
period 2014-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2014-11-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2014 there were 83,209,285 shares issued and 65,294,163 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 406,883 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2014 (Unaudited) and December 31, 2013
(Dollars in Thousands)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$87,439	$100,053
Short-term investments	1,366	1,171
Total cash and cash equivalents	88,805	101,224
Securities available for sale, at fair value	1,110,323	1,157,594
Investment securities held to maturity (fair value of $471,173 at September 30, 2014 (unaudited) and $355,913 at December 31, 2013)	460,014	357,500
Federal Home Loan Bank stock	68,725	58,070
Loans	5,966,198	5,194,813
Less allowance for loan losses	63,330	64,664
Net loans	5,902,868	5,130,149
Foreclosed assets, net	6,334	5,486
Banking premises and equipment, net	96,558	66,448
Accrued interest receivable	24,189	22,956
Intangible assets	404,948	356,432
Bank-owned life insurance	176,307	150,511
Other assets	79,487	80,958
Total assets	$8,418,558	$7,487,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,928,254	$3,473,724
Savings deposits	983,831	921,993
Certificates of deposit of $100,000 or more	314,027	270,631
Other time deposits	501,841	536,123
Total deposits	5,727,953	5,202,471
Mortgage escrow deposits	21,544	20,376
Borrowed funds	1,490,983	1,203,879
Other liabilities	49,036	49,849
Total liabilities	7,289,516	6,476,575
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,285 shares issued and 64,887,339 shares outstanding at September 30, 2014 (unaudited) and 59,917,649 outstanding at December 31, 2013	832	832
Additional paid-in capital	1,026,479	1,026,144
Retained earnings	452,152	427,763
Accumulated other comprehensive income (loss)	1,054	(4,851)
Treasury stock	(304,864)	(390,380)
Unallocated common stock held by the Employee Stock Ownership Plan	(46,611)	(48,755)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,136)	(7,205)
Deferred compensation – Directors’ Deferred Fee Plan	7,136	7,205
Total stockholders’ equity	1,129,042	1,010,753
Total liabilities and stockholders’ equity	$8,418,558	$7,487,328
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Real estate secured loans	$43,837	$38,238	$122,770	$114,158
Commercial loans	13,961	10,092	36,056	30,118
Consumer loans	6,106	5,918	17,637	17,750
Securities available for sale and Federal Home Loan Bank Stock	6,410	6,033	20,155	18,345
Investment securities held to maturity	3,323	2,694	8,899	8,300
Deposits, Federal funds sold and other short-term investments	15	9	44	30
Total interest income	73,652	62,984	205,561	188,701
Interest expense:
Deposits	4,054	4,354	11,479	13,917
Borrowed funds	6,629	4,633	18,511	13,481
Total interest expense	10,683	8,987	29,990	27,398
Net interest income	62,969	53,997	175,571	161,303
Provision for loan losses	1,500	1,200	3,400	3,700
Net interest income after provision for loan losses	61,469	52,797	172,171	157,603
Non-interest income:
Fees	8,512	9,792	22,986	26,070
Bank-owned life insurance	1,349	1,201	4,228	5,355
Net gain on securities transactions	487	40	247	974
Other income	961	697	2,291	1,913
Total non-interest income	11,309	11,730	29,752	34,312
Non-interest expense:
Compensation and employee benefits	24,947	21,106	69,921	62,103
Net occupancy expense	5,950	5,072	17,662	15,322
Data processing expense	5,029	2,644	10,587	7,913
FDIC insurance	1,141	1,073	3,421	3,547
Amortization of intangibles	976	318	1,778	1,345
Advertising and promotion expense	1,281	718	3,427	2,741
Other operating expenses	6,509	5,533	20,898	18,252
Total non-interest expense	45,833	36,464	127,694	111,223
Income before income tax expense	26,945	28,063	74,229	80,692
Income tax expense	7,913	11,987	21,817	27,560
Net income	$19,032	$16,076	$52,412	$53,132
Basic earnings per share	$0.30	$0.28	$0.88	$0.93
Weighted average basic shares outstanding	62,440,310	57,241,270	59,670,773	57,205,175
Diluted earnings per share	$0.30	$0.28	$0.88	$0.93
Weighted average diluted shares outstanding	62,559,207	57,357,344	59,804,205	57,279,935

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$19,032	$16,076	$52,412	$53,132
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(3,389)	779	6,669	(13,403)
Reclassification adjustment for gains included in net income	(288)	(24)	(146)	(576)
Total	(3,677)	755	6,523	(13,979)
Amortization related to post-retirement obligations	45	202	(618)	663
Total other comprehensive (loss) income	(3,632)	957	5,905	(13,316)
Total comprehensive income	$15,400	$17,033	$58,317	$39,816
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	53,132	—	—	—	—	—	53,132
Other comprehensive loss, net of tax	—	—	—	(13,316)	—	—	—	—	(13,316)
Cash dividends declared	—	—	(24,965)	—	—	—	—	—	(24,965)
Distributions from DDFP	—	—	—	—	—	—	70	(70)	—
Purchases of treasury stock	—	—	—	—	(5,883)	—	—	—	(5,883)
Shares issued dividend reinvestment plan	—	(96)	—	—	997	—	—	—	901
Stock option exercises	—	(76)	—	—	275	—	—	—	199
Allocation of ESOP shares	—	(168)	—	—	—	2,124	—	—	1,956
Allocation of SAP shares	—	3,212	—	—	—	—	—	—	3,212
Allocation of stock options	—	210	—	—	—	—	—	—	210
Balance at September 30, 2013	$832	$1,024,589	$417,716	$(5,600)	$(390,881)	$(49,964)	$(7,228)	$7,228	$996,692
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2014 and 2013 (Unaudited) (Continued)
(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	52,412	—	—	—	—	—	52,412
Other comprehensive income, net of tax	—	—	—	5,905	—	—	—	—	5,905
Cash dividends declared	—	—	(28,023)	—	—	—	—	—	(28,023)
Distributions from DDFP	—	—	—	—	—	—	69	(69)	—
Purchases of treasury stock	—	—	—	—	(4,401)	—	—	—	(4,401)
Treasury shares issued to finance acquisition	—	(962)	—	—	84,479	—	—	—	83,517
Shares issued dividend reinvestment plan	—	—	—	—	1,019	—	—	—	1,019
Stock option exercises	—	(22)	—	—	166	—	—	—	144
Allocation of ESOP shares	—	46	—	—	—	2,144	—	—	2,190
Allocation of SAP shares	—	5,301	—	—	—	—	—	—	5,301
Allocation of Treasury Shares	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	225	—	—	—	—	—	—	225
Balance at September 30, 2014	$832	$1,026,479	$452,152	$1,054	$(304,864)	$(46,611)	$(7,136)	$7,136	$1,129,042
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2014 and 2013 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$52,412	$53,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,752	6,691
Provision for loan losses	3,400	3,700
Deferred tax expense	667	4,863
Increase in cash surrender value of Bank-owned life insurance	(4,228)	(5,355)
Net amortization of premiums and discounts on securities	7,701	10,482
Accretion of net deferred loan fees	(2,376)	(2,957)
Amortization of premiums on purchased loans, net	526	1,068
Net increase in loans originated for sale	(7,280)	(20,539)
Proceeds from sales of loans originated for sale	7,864	21,500
Proceeds from sales of foreclosed assets	4,580	10,998
ESOP expense	2,190	1,956
Allocation of stock award shares	5,049	3,562
Allocation of stock options	225	210
Net gain on sale of loans	(584)	(961)
Net gain on securities transactions	(247)	(974)
Net gain on sale of premises and equipment	(5)	(42)
Net gain on sale of foreclosed assets	(497)	(18)
Decrease in accrued interest receivable	1,828	2,700
Increase in other assets	(12,411)	(7,008)
Increase in other liabilities	1,501	575
Net cash provided by operating activities	68,067	83,583
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	36,062	77,817
Purchases of investment securities held to maturity	(58,192)	(78,608)
Proceeds from sales of securities	24,953	14,834
Proceeds from maturities, calls and paydowns of securities available for sale	157,765	298,894
Purchases of securities available for sale	(54,581)	(227,101)
Cash received, net of cash consideration paid for acquisition	68,650	—
Purchases of loans	(94,464)	(22,005)
Net increase in loans	(45,982)	(160,914)
Proceeds from sales of premises and equipment	5	35
Purchases of premises and equipment	(14,404)	(6,623)
Net cash provided by (used) in in investing activities	19,812	(103,671)
Cash flows from financing activities:
Net decrease in deposits	(244,454)	(172,598)
Increase in mortgage escrow deposits	1,146	715
Purchases of treasury stock	(4,401)	(5,883)
Cash dividends paid to stockholders	(28,023)	(24,965)
Shares issued dividend reinvestment plan	1,019	901
Stock options exercised	144	199

Proceeds from long-term borrowings	404,334	215,000
Payments on long-term borrowings	(201,856)	(52,193)
Net (decrease) increase in short-term borrowings	(28,207)	50,375
Net cash (used in) provided by financing activities	(100,298)	11,551
Net decrease in cash and cash equivalents	(12,419)	(8,537)
Cash and cash equivalents at beginning of period	101,224	103,823
Cash and cash equivalents at end of period	$88,805	$95,286
Cash paid during the period for:
Interest on deposits and borrowings	$29,910	$27,532
Income taxes	$19,742	$21,321
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$4,535	$6,408
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$157,635	$—
Loans	631,209	—
Bank-owned life insurance	22,319	—
Goodwill and other intangible assets, net	50,222	—
Other assets	33,939	—
Total non-cash assets acquired	$895,324	$—
Liabilities assumed:
Deposits	$769,936	$—
Borrowings	112,835	—
Other Liabilities	(2,314)	—
Total liabilities assumed	$880,457	$—

Common stock issued for acquisitions	$83,517	$—
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
In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates. The allowance for loan losses, the valuation of securities available for sale and the valuation of deferred tax assets are material estimates that are particularly susceptible to near-term change.
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for all of 2014.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2014			2013
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$19,032			$16,076
Basic earnings per share:
Income available to common stockholders	$19,032	62,440,310	$0.30	$16,076	57,241,270	$0.28
Dilutive shares		118,897			116,074
Diluted earnings per share:
Income available to common stockholders	$19,032	62,559,207	$0.30	$16,076	57,357,344	$0.28

	Nine months ended September 30,
	2014			2013
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$52,412			$53,132
Basic earnings per share:
Income available to common stockholders	$52,412	59,670,773	$0.88	$53,132	57,205,175	$0.93
Dilutive shares		133,432			74,760
Diluted earnings per share:
Income available to common stockholders	$52,412	59,804,205	$0.88	$53,132	57,279,935	$0.93
Anti-dilutive stock options and awards totaling 1,099,371 shares at September 30, 2014, were excluded from the earnings per share calculations.

Note 2. Business Combinations
On May 30, 2014, the Company completed its acquisition of Team Capital Bank ("Team Capital"), which after purchase accounting adjustments added $964.0 million to total assets, $631.2 million to loans, and $769.9 million to deposits. Total consideration paid for Team Capital was $115.1 million: $31.6 million in cash and 4.9 million shares of common stock valued at $83.5 million on the acquisition date. Team Capital was merged with and into the Company's subsidiary, The Provident Bank as of the close of business on the date of acquisition.
The transaction was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition from Team Capital, net of cash consideration paid (in thousands):

At May 30, 2014
Assets acquired:
Cash and cash equivalents, net	$68,650
Securities available for sale	157,635
Loans	631,209
Bank-owned life insurance	22,319
Banking premises and equipment	24,778
Accrued interest receivable	3,060
Goodwill	40,354
Other intangibles assets	9,868
Foreclosed assets, net	653
Other assets	5,448
Total assets acquired	963,974

Liabilities assumed:
Deposits	769,936
Borrowed Funds	112,835
Other liabilities	(2,314)
Total liabilities assumed	880,457
Net assets acquired	$83,517

The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
In the quarter ended September 30, 2014, the Company decreased the estimated fair value of the acquired loan portfolio by $181,000, to $631.2 million, from $631.4 million, with a corresponding increase to goodwill. This change in the estimated fair value of the loan portfolio was based upon a subsequent review of certain acquired loans and their respective cash flow characteristics at May 30, 2014, the date of acquisition of Team Capital.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Team Capital acquisition were as follows:
Securities Available for Sale
The estimated fair values of the investment securities classified as available for sale were calculated utilizing Level 1 and Level 2 inputs. Management reviewed the data and assumptions used by its third party provider in pricing the securities to ensure the highest level of significant inputs is derived from observable market data. These prices were validated against other pricing sources and broker-dealer indications.
Loans
The acquired loan portfolio was valued based on current guidance which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Level 3 inputs were utilized to value the portfolio and included the use of present value techniques employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value. Specifically, Management utilized three separate fair value analyses which a market participant would employ in estimating the total fair value adjustment. The three separate fair valuation methodologies used were: 1) interest rate loan fair value analysis; 2) general credit fair value adjustment; and 3) specific credit fair value adjustment.
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
The general credit fair value adjustment was calculated using a two part general credit fair value analysis: 1) expected lifetime losses; and 2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of familiarity with the originator's underwriting process.
To calculate the specific credit fair value adjustment, management reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan with deteriorated credit quality. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value resulted in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and was valued utilizing Level 1 inputs.
Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits represents the present value of the expected contractual payments discounted by market rates for similar time deposits and was valued utilizing Level 2 inputs.

Borrowed Funds
The fair value for borrowed funds was obtained from actual prepayment rates from the FHLB - Pittsburgh, a Level 2 input. These borrowings were redeemed after the acquisition date and the fair value adjustment was fully amortized in the quarter ended June 30, 2014.

Note 3. Investment Securities
At September 30, 2014, the Company had $1.11 billion and $460.0 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of September 30, 2014 totaled 261, compared with 346 at December 31, 2013. All securities with unrealized losses at September 30, 2014 were analyzed for other-than-temporary impairment. Based upon this analysis, no other-than-temporary impairment existed at September 30, 2014.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,018	—	(32)	7,986
Agency obligations	87,767	271	(94)	87,944
Mortgage-backed securities	991,369	13,259	(7,329)	997,299
State and municipal obligations	6,944	160	(7)	7,097
Corporate obligations	9,538	4	(57)	9,485
Equity securities	397	115	—	512
	$1,104,033	13,809	(7,519)	1,110,323

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$93,223	372	(179)	93,416
Mortgage-backed securities	1,060,013	14,493	(19,532)	1,054,974
State and municipal obligations	8,739	171	(152)	8,758
Equity securities	357	89	—	446
	$1,162,332	15,125	(19,863)	1,157,594
The amortized cost and fair value of securities available for sale at September 30, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2014
	Amortized cost	Fair value
Due in one year or less	$27,678	27,813
Due after one year through five years	78,579	78,711
Due after five years through ten years	3,018	2,964
Due after ten years	2,992	3,024
Mortgage-backed securities	991,369	997,299
Equity securities	397	512
	$1,104,033	1,110,323

During the three months ending September 30, 2014, proceeds from the sale of securities available for sale were $9,946,000 resulting in gross gains of $482,000 and no gross losses. For the same period last year, no securities were sold from the available for sale portfolio.
For the nine months ended September 30, 2014, proceeds from the sale of securities available for sale were $24,429,000, resulting in gross gains of $632,000 and gross losses of $404,000. For the same period last year, proceeds from the sale of securities available for sale were $14,310,000, resulting in gross gains of $888,000 and no gross losses. Also, for the nine months ended September 30, 2014, proceeds from calls of securities available for sale totaled $740,000, resulting in gross gains of $2,000 gains and no gross losses. For the nine months ended September 30, 2013, proceeds from calls on securities available for sale totaled $896,000, with no gains or losses recognized.
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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning credit loss amount	$—	1,240	1,674	1,240
Add: Initial OTTI credit losses	—	—	—	—
Subsequent OTTI credit losses	—	—	—	—
Less: Realized losses for securities sold	—	—	1,674	—
Securities intended or required to be sold	—	—	—	—
Increases in expected cash flows on debt securities	—	—	—	—
Ending credit loss amount	$—	1,240	—	1,240
The Company did not incur an OTTI charge on securities for the three and nine months ended September 30, 2014 or 2013. For the nine months ended September 30, 2014, the Company realized a $59,000 gain and a $365,000 loss on the sales of previously impaired non-agency mortgage-backed securities, respectively. The Company previously incurred cumulative credit losses of $1.7 million on these securities.
The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
US Treasury obligations	$7,986	(32)	—	—	7,986	(32)
Agency obligations	28,129	(50)	4,992	(44)	33,121	(94)
Mortgage-backed securities	174,267	(687)	296,736	(6,642)	471,003	(7,329)
State and municipal obligations	—	—	663	(7)	663	(7)
Corporate obligations	4,985	(57)	—	—	4,985	(57)
	$215,367	(826)	302,391	(6,693)	517,758	(7,519)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$34,355	(179)	—	—	34,355	(179)
Mortgage-backed securities	604,778	(18,850)	13,521	(682)	618,299	(19,532)
State and municipal obligations	2,867	(152)			2,867	(152)
	$642,000	(19,181)	13,521	(682)	655,521	(19,863)

The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2014, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at September 30, 2014 totaled 81, compared with 76 at December 31, 2013. At September 30, 2014, there were two private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $2,039,000 and an unrealized loss of $6,000. These private label mortgage-backed securities were above investment grade at September 30, 2014.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and nine months ended September 30, 2014. The Company concluded that no other-than-temporary impairment of the securities available for sale portfolio existed at September 30, 2014.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,108	20	(31)	7,097
Mortgage-backed securities	3,239	146	—	3,385
State and municipal obligations	439,162	12,385	(1,361)	450,186
Corporate obligations	10,505	38	(38)	10,505
	$460,014	12,589	(1,430)	471,173

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,523	13	(66)	7,470
Mortgage-backed securities	5,273	247	—	5,520
State and municipal obligations	334,750	5,435	(7,198)	332,987
Corporate obligations	9,954	58	(76)	9,936
	$357,500	5,753	(7,340)	355,913
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and nine months ended September 30, 2014, the Company recognized gross gains of $5,000 and $20,000, and no gross losses, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $3,566,000 and $12,376,000 for the three and nine months ended September 30, 2014, respectively. In addition, for the nine months ended September 30, 2014, the Company recognized a gross loss of $3,000 and no gross gain related to the sale of a security with proceeds of $524,000. The sale of this security was in response to the credit deterioration of the issuer.
For the three and nine months ended September 30, 2013, the Company recognized gains of $40,000 and $70,000, and gross losses of $0 and $2,000, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $19,635,000 and $42,113,000, respectively. In addition, for the nine months ended September 30, 2013, the Company recognized gross gains of $18,000, and no gross losses, related to the sales of certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers. There were no sales of securities from the held to maturity portfolio for the three months ended September 30, 2013.
The amortized cost and fair value of investment securities in the held to maturity portfolio at September 30, 2014 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2014
	Amortized cost	Fair value
Due in one year or less	$6,814	6,863
Due after one year through five years	53,690	55,074
Due after five years through ten years	165,552	171,594
Due after ten years	230,719	234,257
Mortgage-backed securities	3,239	3,385
	$460,014	471,173
The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,166	(4)	2,953	(27)	4,119	(31)
State and municipal obligations	28,109	(255)	56,726	(1,106)	84,835	(1,361)
Corporate obligations	3,325	(13)	2,802	(25)	6,127	(38)
	$32,600	(272)	62,481	(1,158)	95,081	(1,430)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$5,766	(66)	—	—	5,766	(66)
State and municipal obligations	123,988	(5,376)	19,051	(1,822)	143,039	(7,198)
Corporate obligations	5,387	(76)	—	—	5,387	(76)
	$135,141	(5,518)	19,051	(1,822)	154,192	(7,340)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of September 30, 2014, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of securities in an unrealized loss position at September 30, 2014 totaled 180, compared with 270 at December 31, 2013. The decrease in the number of securities in an unrealized loss position at September 30, 2014, was largely due to a reduction in market interest rates from December 31, 2103. All temporarily impaired investment securities were investment grade at September 30, 2014.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans:
Residential	$1,236,566	1,174,043
Commercial	1,687,132	1,400,624
Multi-family	941,863	928,906
Construction	235,700	183,289
Total mortgage loans	4,101,261	3,686,862
Commercial loans	1,249,480	932,199
Consumer loans	612,765	577,602
Total gross loans	5,963,506	5,196,663
Purchased credit-impaired ("PCI") loans	4,511	—
Premiums on purchased loans	4,895	4,202
Unearned discounts	(54)	(62)
Net deferred fees	(6,660)	(5,990)
	$5,966,198	5,194,813
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	September 30, 2014
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$9,028	4,005	20,044	33,077	1,203,489	1,236,566	—
Commercial	94	766	19,371	20,231	1,666,901	1,687,132	—
Multi-family	—	—	403	403	941,460	941,863	—
Construction	—	—	—	—	235,700	235,700	—
Total mortgage loans	9,122	4,771	39,818	53,711	4,047,550	4,101,261	—
Commercial loans	770	589	20,167	21,526	1,227,954	1,249,480	—
Consumer loans	2,618	735	4,087	7,440	605,325	612,765	—
Total loans	$12,510	6,095	64,072	82,677	5,880,829	5,963,506	—

	December 31, 2013
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$10,639	5,062	23,011	38,712	1,135,331	1,174,043	—
Commercial	687	318	18,662	19,667	1,380,957	1,400,624	—
Multi-family	—	—	403	403	928,503	928,906	—
Construction	—	—	8,448	8,448	174,841	183,289	—
Total mortgage loans	11,326	5,380	50,524	67,230	3,619,632	3,686,862	—
Commercial loans	305	77	22,228	22,610	909,589	932,199	—
Consumer loans	2,474	2,194	3,928	8,596	569,006	577,602	—
Total loans	$14,105	7,651	76,680	98,436	5,098,227	5,196,663	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $64.1 million and $76.7 million at September 30, 2014 and December 31, 2013, respectively. Included in non-accrual loans were $12.9 million and $33.5 million of loans which were less than 90 days past due at September 30, 2014 and December 31, 2013, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2014, or December 31, 2013.
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
The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analyses of collateral dependent impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan and is updated annually or more frequently, if required.
A specific allocation of the allowance for loan losses is established for each collateral dependent impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses as a result of this process.
At September 30, 2014, there were 159 impaired loans totaling $93.5 million. Included in this total were 122 TDRs related to 118 borrowers totaling $56.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2014. At December 31, 2013, there were 152 impaired loans totaling $106.4 million. Included in this total were 115 TDRs to 110 borrowers totaling $58.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2013.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	September 30, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$66,898	24,195	2,419	93,512
Collectively evaluated for impairment	4,034,363	1,225,285	610,346	5,869,994
Total	$4,101,261	1,249,480	612,765	5,963,506

	December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$75,839	28,210	2,321	106,370
Collectively evaluated for impairment	3,611,023	903,989	575,281	5,090,293
Total	$3,686,862	932,199	577,602	5,196,663

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,432	3,741	117	8,290	—	8,290
Collectively evaluated for impairment	26,244	23,101	4,430	53,775	1,265	55,040
Total	$30,676	26,842	4,547	62,065	1,265	63,330

	December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$7,829	2,221	167	10,217	—	10,217
Collectively evaluated for impairment	26,315	21,886	4,762	52,963	1,484	54,447
	$34,144	24,107	4,929	63,180	1,484	64,664
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2014 and 2013 and their balances immediately prior to the modification date and post-modification as of September 30, 2014 and 2013:

	For the three months ended
	September 30, 2014			September 30, 2013
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	4	$742	$774	5	$726	$686
Commercial	—	—	—	—	—	—
Total mortgage loans	4	742	774	5	726	686
Commercial loans	1	—	367	2	1,546	1,529
Consumer loans	2	393	165	1	344	344
Total restructured loans	7	$1,135	$1,306	8	$2,616	$2,559

	For the nine months ended
	September 30, 2014			September 30, 2013
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	12	$2,705	2,443	37	$7,284	$7,383
Commercial	1	865	866	1	330	305
Total mortgage loans	13	3,570	3,309	38	7,614	7,688
Commercial loans	2	300	665	2	1,546	1,529
Consumer loans	2	393	165	6	812	798
Total restructured loans	17	$4,263	$4,139	46	$9,972	$10,015
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and nine months ended September 30, 2014 and 2013 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and nine months ended September 30, 2014 and 2013. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $117,000 and $229,000 for the three months ended September 30, 2014 and 2013, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment. For the nine months ended September 30, 2014 and 2013, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $426,000 and $848,000, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2014, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.50% and 4.90%, respectively, compared to a rate of 6.50% and 5.70% prior to modification, respectively. For the three and nine months ended September 30, 2013, the TDRs had weighted average modified interest rate of approximately 3.51% and 4.12%, respectively, compared to a rate of 6.79% and 6.04% prior to modification, respectively.
The following table presents loans modified as TDRs within the previous 12 months from September 30, 2014 and 2013, and for which there was a payment default (90 days or more past due) at the quarter ended September 30, 2014 and 2013.

	September 30, 2014		September 30, 2013
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	$—	$—	1	$130
Total mortgage loans	—	—	1	130
Total restructured loans	$—	$—	1	$130
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
PCI loans declined $709,000 to $4.5 million at September 30, 2014, from $5.2 million at acquisition from Team Capital on May 30, 2014, largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $202,000 increase in interest income for the three and nine months ended September 30, 2014, due to the acceleration of accretable and non-accretable discount on these loans.
The following table summarizes the changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2014 (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Beginning balance	$773	$—
Acquisition	—	810
Accretion	(314)	(351)
Reclassification from non-accretable difference	136	136
Ending balance	$595	$595
The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2014
Balance at beginning of period	$31,040	27,079	4,381	62,500	1,375	63,875
Provision charged to operations	54	1,114	442	1,610	(110)	1,500
Recoveries of loans previously charged-off	120	404	172	696	—	696
Loans charged-off	(538)	(1,755)	(448)	(2,741)	—	(2,741)
Balance at end of period	$30,676	26,842	4,547	62,065	1,265	63,330

2013
Balance at beginning of period	$30,670	23,810	4,473	58,953	8,052	67,005
Provision charged to operations	5,091	527	1,021	6,639	(5,439)	1,200
Recoveries of loans previously charged-off	739	420	303	1,462	1	1,463
Loans charged-off	(1,097)	(1,330)	(1,233)	(3,660)	—	(3,660)
Balance at end of period	$35,403	23,427	4,564	63,394	2,614	66,008

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2014
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	(1,300)	4,108	811	3,619	(219)	3,400
Recoveries of loans previously charged-off	277	945	1,022	2,244	—	2,244
Loans charged-off	(2,445)	(2,318)	(2,215)	(6,978)	—	(6,978)
Balance at end of period	$30,676	26,842	4,547	62,065	1,265	63,330

2013
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	1,479	4,775	1,679	7,933	(4,233)	3,700
Recoveries of loans previously charged-off	1,082	734	809	2,625	—	2,625
Loans charged-off	(5,120)	(2,397)	(3,148)	(10,665)	—	(10,665)
Balance at end of period	$35,403	23,427	4,564	63,394	2,614	66,008
The unallocated portion of the allowance reflects uncertainties related to certain impaired loans where the appropriate allowance has been established using discounted cash flow analyses, but where management has given consideration to the potential collateral shortfall.

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	September 30, 2014					December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$14,697	10,694	—	10,920	256	13,459	9,999	—	10,322	299
Commercial	5,284	5,011	—	5,023	4	4,917	4,667	—	4,834	3
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	19,981	15,705	—	15,943	260	18,376	14,666	—	15,156	302
Commercial loans	4,989	3,966	—	4,141	5	8,163	6,674	—	8,252	24
Consumer loans	1,268	853	—	1,072	24	754	618	—	674	26
Total loans	$26,238	20,524	—	21,156	289	27,293	21,958	—	24,082	352

Loans with an allowance recorded
Mortgage loans:
Residential	$15,558	14,966	2,310	15,079	402	17,122	16,473	2,571	16,610	557
Commercial	37,465	36,227	2,122	36,455	725	37,320	36,251	2,309	36,727	976
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	53,023	51,193	4,432	51,534	1,127	64,252	61,173	7,829	61,996	1,533
Commercial loans	21,928	20,229	3,741	21,216	307	22,779	21,536	2,221	23,204	650
Consumer loans	1,578	1,566	117	1,584	60	1,732	1,703	167	1,726	63
Total loans	$76,529	72,988	8,290	74,334	1,494	88,763	84,412	10,217	86,926	2,246

Total impaired loans
Mortgage loans:
Residential	$30,255	25,660	2,310	25,999	658	30,581	26,472	2,571	26,932	856
Commercial	42,749	41,238	2,122	41,478	729	42,237	40,918	2,309	41,561	979
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	73,004	66,898	4,432	67,477	1,387	82,628	75,839	7,829	77,152	1,835
Commercial loans	26,917	24,195	3,741	25,357	312	30,942	28,210	2,221	31,456	674
Consumer loans	2,846	2,419	117	2,656	84	2,486	2,321	167	2,400	89
Total loans	$102,767	93,512	8,290	95,490	1,783	116,056	106,370	10,217	111,008	2,598
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $8,290,000 and $10,217,000 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, impaired loans for which there was no related allowance for loan losses totaled $20,524,000 and $21,958,000, respectively. The average balance of impaired loans during the nine months ended September 30, 2014 was $95,490,000.
The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” (pass) are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit department. The risk ratings are also confirmed through periodic loan review examinations which are currently performed by an independent third party. Reports concerning periodic loan review examinations by the independent third party are presented directly to both the Audit and Risk Committees of the Board of Directors.

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At September 30, 2014
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,005	16,272	857	2,600	23,734	72,959	736	97,429
Substandard	20,043	53,810	403	—	74,256	36,077	3,907	114,240
Doubtful	—	—	—	—	—	479	—	479
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	24,048	70,082	1,260	2,600	97,990	109,515	4,643	212,148
Pass/Watch	1,212,518	1,617,050	940,603	233,100	4,003,271	1,139,965	608,122	5,751,358
Total	$1,236,566	1,687,132	941,863	235,700	4,101,261	1,249,480	612,765	5,963,506

	At December 31, 2013
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,062	15,301	—	—	20,363	28,551	2,037	50,951
Substandard	23,011	54,592	403	8,449	86,455	46,687	4,220	137,362
Doubtful	—	—	—	—	—	649	—	649
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	28,073	69,893	403	8,449	106,818	75,887	6,257	188,962
Pass/Watch	1,145,970	1,330,731	928,503	174,840	3,580,044	856,312	571,345	5,007,701
Total	$1,174,043	1,400,624	928,906	183,289	3,686,862	932,199	577,602	5,196,663
Note 5. Deposits
Deposits at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Savings	$983,831	921,993
Money market	1,553,155	1,281,596
NOW	1,357,343	1,326,941
Non-interest bearing	1,017,756	865,187
Certificates of deposit	815,868	806,754
Total	$5,727,953	5,202,471
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
In an effort to lower and reduce the volatility of its future pension costs, the Company offered a lump sum pension distribution option to its vested terminated employees in the quarter ended June 30, 2014. For the nine months ended September 30, 2014, the Plan paid $4.3 million to those employees that elected to receive lump sum pension distributions and the Company realized an associated charge of $1.3 million. This charge was a pro rata share of the unrecognized losses recorded in other comprehensive income.
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
Net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2014 and 2013 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	—	42	60	$—	—	126	180
Interest cost	284	318	272	245	988	954	816	735
Expected return on plan assets	(837)	(792)	—	—	(2,625)	(2,376)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—	(3)	(3)
Amortization of the net loss	127	338	(51)	4	313	1,014	(153)	12
Net periodic benefit (increase) cost	$(426)	(136)	262	308	$(1,324)	(408)	786	924
In its consolidated financial statements for the year ended December 31, 2013, the Company previously disclosed that it does not expect to contribute to the Plan in 2014. As of September 30, 2014, no contributions have been made to the Plan.
The net periodic benefit cost (increase) for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2014 were calculated using the actual January 1, 2014 pension valuation and the other post-retirement benefits valuations.
Note 7. Impact of Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not anticipate a significant impact to the consolidated financial statements related to this guidance. The Company will comply with the provisions of this guidance upon its effective date and, if applicable, record a separate other receivable for foreclosed government guaranteed mortgage loans.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period," which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted.

The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.
Also in June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is currently assessing the impact that the adoption of this update will have on its consolidated financial statements and disclosures.
In January 2014, the FASB issued ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The Company’s adoption of ASU No. 2014-04 is not expected to have a significant impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2014 and December 31, 2013.
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
Derivatives
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships. The existing interest rate derivatives result from a service provided to certain qualifying borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings. The fair value of the Company's derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2014 and December 31, 2013.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2014 and December 31, 2013.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$7,986	7,986	—	—
Agency obligations	87,944	87,944	—	—
Mortgage-backed securities	997,299	—	997,299	—
State and municipal obligations	7,097	—	7,097	—
Corporate obligations	9,485	—	9,485	—
Equity securities	512	512	—	—
Total securities available for sale	1,110,323	96,442	1,013,881	—
Asset derivatives	864	—	864	—
	$1,111,187	96,442	1,014,745	—

Liability derivatives	$845	—	845	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$26,338	—	—	26,338
Foreclosed assets	6,334	—	—	6,334
	$32,672	—	—	32,672

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$93,416	93,416	—	—
Mortgage-backed securities	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	—	8,758	—
Equity securities	446	446	—	—
	$1,157,594	93,862	1,063,732	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$29,782	—	—	29,782
Foreclosed assets	5,486	—	—	5,486
	$35,268	—	—	35,268
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2014 and December 31, 2013. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$88,805	88,805	88,805	—		—
Securities available for sale:
US Treasury obligations	7,986	7,986	7,986	—		—
Agency obligations	87,944	87,944	87,944	—		—
Mortgage-backed securities	997,299	997,299	—	997,299		—
State and municipal obligations	7,097	7,097	—	7,097		—
Corporate obligations	9,485	9,485	—	9,485		—
Equity securities	512	512	512	—		—
Total securities available for sale	$1,110,323	1,110,323	96,442	1,013,881		—
Investment securities held to maturity:
Agency obligations	7,108	7,097	7,097	—		—
Mortgage-backed securities	3,239	3,385	—	3,385		—
State and municipal obligations	439,162	450,186	—	450,186		—
Corporate obligations	10,505	10,505	—	10,505		—
Total securities held to maturity	$460,014	471,173	7,097	464,076		—
FHLB-NY stock	68,725	68,725	68,725	—		—
Loans, net of allowance for loan losses	5,902,868	6,001,942	—	—		6,001,942
Asset derivative	864	864	—	864		—

Financial liabilities:
Deposits other than certificates of deposits	$4,912,085	4,912,085	4,912,085	—		—
Certificates of deposit	815,868	822,299	—	822,299		—
Total deposits	5,727,953	5,734,384	4,912,085	822,299		—
Borrowings	1,490,983	1,497,921	—	1,497,921		—
Liability derivative	$845	845	—	845	845,000	—

		Fair Value Measurements at December 31, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$101,224	101,224	101,224	—	—
Securities available for sale:
Agency obligations	93,416	93,416	93,416	—	—
Mortgage-backed securities	1,054,974	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	8,758	—	8,758	—
Equity securities	446	446	446	—	—
Total securities available for sale	$1,157,594	1,157,594	93,862	1,063,732	—
Investment securities held to maturity:
Agency obligations	$7,523	7,470	7,470	—	—
Mortgage-backed securities	5,273	5,520	—	5,520	—
State and municipal obligations	334,750	332,987	—	332,987	—
Corporate obligations	9,954	9,936	—	9,936	—
Total securities held to maturity	$357,500	355,913	7,470	348,443	—
FHLB-NY stock	58,070	58,070	58,070	—	—
Loans, net of allowance for loan losses	5,130,149	5,221,228	—	—	5,221,228

Financial liabilities:
Deposits other than certificates of deposits	$4,395,717	4,395,717	4,395,717	—	—
Certificates of deposit	806,754	813,337	—	813,337	—
Total deposits	5,202,471	5,209,054	4,395,717	813,337	—
Borrowings	$1,203,879	1,218,136	—	1,218,136	—
Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,
	2014			2013
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(5,200)	1,811	(3,389)	1,318	(539)	779
Reclassification adjustment for gains included in net income	(487)	199	(288)	(40)	16	(24)
Total	(5,687)	2,010	(3,677)	1,278	(523)	755
Amortization related to post-retirement obligations	76	(31)	45	342	(140)	202
Total other comprehensive (loss) income	$(5,611)	1,979	(3,632)	1,620	(663)	957

	Nine months ended September 30,
	2014			2013
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$11,275	(4,606)	6,669	(22,659)	9,256	(13,403)
Reclassification adjustment for gains included in net income	(247)	101	(146)	(974)	398	(576)
Total	11,028	(4,505)	6,523	(23,633)	9,654	(13,979)
Amortization related to post-retirement obligations	(1,045)	427	(618)	1,121	(458)	663
Total other comprehensive income (loss) income	$9,983	(4,078)	5,905	(22,512)	9,196	(13,316)
The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the three months ended September 30,
	2014			2013
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at June 30,	$7,401	(2,715)	4,686	2,227	(8,784)	(6,557)
Current period change in other comprehensive income (loss)	(3,677)	45	(3,632)	755	202	957
Balance at September 30,	$3,724	(2,670)	1,054	2,982	(8,582)	(5,600)

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the nine months ended September 30,
	2014			2013
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31,	$(2,799)	(2,052)	(4,851)	$16,961	(9,245)	7,716
Current period change in other comprehensive income (loss)	6,523	(618)	5,905	(13,979)	663	(13,316)
Balance at September 30,	$3,724	(2,670)	1,054	$2,982	(8,582)	(5,600)

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2014	2013
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$487	$40	Net gain on securities transactions
	(199)	(16)	Income tax expense
	288	24	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	76	342	Compensation and employee benefits (1)
	(31)	(140)	Income tax expense
	45	202	Net of tax
Total reclassifications	$333	$226	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2014	2013
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$247	$974	Net (loss) gain on securities transactions
	(101)	(398)	Income tax expense
	146	576	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	160	1,026	Compensation and employee benefits (1)
	(65)	(419)	Income tax expense
	95	607	Net of tax

Realized loss related to lump sum pension settlement	(1,336)	—	Compensation and employee benefits
	546	—	Income tax expense
	(790)	—	Net of tax
Total reclassifications	$(1,030)	$1,183	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

Note 10. Derivative and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Company’s existing interest rate derivatives result from a service provided to certain qualifying borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of September 30, 2014 (in thousands):

	As of September 30, 2014
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$859	Other liabilities	$845
Credit contracts	Other assets	5		—
Total derivatives not designated as hedging instruments		$864		$845
None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during 2014. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2014, the Company had six interest rate swaps with an aggregate notional amount of $60.6 million related to this program.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the quarter ended September 30, 2014 (in thousands).

		Gain (loss) recognized in Income on derivatives
	Consolidated Statements of Income	Three months ended September 30, 2014
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$27
Credit contracts	Other income	(1)
Total		$26
The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
The Company also has agreements with certain of its derivative counterparties that contain a provision that if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
As of September 30, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $860,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $590,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

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
Acquisition
On May 30, 2014, the Company completed its acquisition of Team Capital Bank ("Team Capital"), which after the purchase accounting adjustments added $964.0 million to total assets, $631.2 million to loans, and $769.9 million to deposits. Total consideration paid for Team Capital was $115.1 million: $31.6 million in cash and 4.9 million shares of common stock valued at $83.5 million on the acquisition date. Team Capital was merged with and into the Company's subsidiary, The Provident Bank, as of the close of business on the date of acquisition. The Team Capital acquisition added 12 full-service banking offices in Bucks, Northampton and Lehigh Counties in Pennsylvania and Essex, Somerset, Hunterdon and Warren Counties in New Jersey.
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
The Company completed its annual goodwill impairment test as of September 30, 2014. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three and nine months ended September 30, 2014 or 2013, respectively.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At September 30, 2014, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
Total assets increased $931.2 million to $8.42 billion at September 30, 2014, from $7.49 billion at December 31, 2013, primarily due to $964.0 million of total assets from the Team Capital acquisition, partially offset by a decrease in cash and cash equivalents.
Total loans increased $771.4 million, or 14.8%, to $5.97 billion at September 30, 2014, from $5.19 billion at December 31, 2013, which included $631.2 million of loans acquired from Team Capital. Loan originations totaled $1.2 billion and loan purchases totaled $94.5 million for the nine months ended September 30, 2014. The loan portfolio had net increases of $318.7 million in commercial loans, $286.9 million in commercial mortgage loans, $63.6 million in residential mortgage loans, $53.2 million in construction loans, $35.1 million in consumer loans and $13.8 million in multi-family mortgage loans. Commercial real estate, commercial and construction loans represented 69.0% of the loan portfolio at September 30, 2014, compared to 66.3% at December 31, 2013.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at September 30, 2014 was $6.9 million. Of this total, 5 loans totaling $885,000 were 90 days or more delinquent. General valuation reserves of 5.50%, or $49,000, were allocated to such loans at September 30, 2014.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $91.0 million and $55.2 million, respectively, at September 30, 2014. No SNCs were 90 days or more delinquent at September 30, 2014.
The Company had outstanding junior lien mortgages totaling $266.2 million at September 30, 2014. Of this total, 22 loans totaling $1.8 million were 90 days or more delinquent. General valuation reserves of 10%, or $177,000, were allocated to such loans which were 90 days or more delinquent at September 30, 2014.
At September 30, 2014, the Company had outstanding indirect marine loans totaling $28.3 million. There were two loans totaling$715,000 that were 90 days or more delinquent at September 30, 2014. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans:
Residential	$20,044	23,011
Commercial	19,371	18,662
Multi-family	403	403
Construction	—	8,448
Total mortgage loans	39,818	50,524
Commercial loans	20,167	22,228
Consumer loans	4,087	3,928
Total non-performing loans	64,072	76,680
Foreclosed assets	6,334	5,486
Total non-performing assets	$70,406	82,166
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans:
Residential	$4,005	5,062
Commercial	766	318
Total mortgage loans	4,771	5,380
Commercial loans	589	77
Consumer loans	735	2,194
Total 60-89 day delinquent loans	$6,095	7,651
At September 30, 2014, the allowance for loan losses totaled $63.3 million, or 1.06% of total loans, compared with $64.7 million, or 1.24% of total loans at December 31, 2013. The decline in the loan coverage ratio was largely a function of Team Capital loans which were acquired at fair value, with no corresponding allowance. At September 30, 2014, upon subsequent review of the loan portfolio acquired from Team Capital, the Company concluded no additional allowance for loan losses was warranted. Total non-performing loans were $64.1 million, or 1.07% of total loans at September 30, 2014, compared to $76.7 million, or 1.48% of total loans at December 31, 2013. The $12.6 million decrease in non-performing loans consisted of an $8.4 million decrease in non-performing construction loans, a $3.0 million decrease in non-performing residential loans and a $2.1 million decrease in non-performing commercial loans, partially offset by a $709,000 increase in non-performing commercial mortgage loans and a $159,000 increase in non-performing consumer loans. Non-performing loans do not include $4.5 million of purchased credit impaired ("PCI") loans acquired from Team Capital.

At September 30, 2014, the Company held $6.3 million of foreclosed assets, compared with $5.5 million at December 31, 2013. Foreclosed assets at September 30, 2014, consisted of $4.0 million of commercial real estate, $2.2 million of residential real estate, and $129,000 of marine vessels.
Non-performing assets totaled $70.4 million, or 0.84% of total assets at September 30, 2014, compared to $82.2 million, or 1.10% of total assets at December 31, 2013.
Total investments increased $65.9 million, or 4.2%, to $1.64 billion at September 30, 2014, from $1.57 billion at December 31, 2013, largely due to investments acquired in the Team Capital transaction, along with purchases of mortgage-backed securities, partially offset by principal repayments on mortgage-backed securities, maturities of municipal and agency bonds, and sales of certain mortgage-backed securities.
Total deposits increased $525.5 million during the nine months ended September 30, 2014 to $5.73 billion. The increase in total deposits was primarily due to $769.9 million acquired from Team Capital, partially offset by the cyclical outflow of municipal deposits and a decrease in time deposits. At September 30, 2014, core deposits, which consist of savings and demand deposit accounts, totaled $4.91 billion, compared to $4.40 billion at December 31, 2013. Within the core deposit category, non-interest bearing demand deposits increased $152.6 million to $1.02 billion at September 30, 2014. Core deposits represented 85.8% of total deposits at September 30, 2014, compared to 84.5% at December 31, 2013.
Borrowed funds increased $287.1 million, or 23.8% during the nine months ended September 30, 2014, to $1.49 billion, as longer-term wholesale funding was added to mitigate interest rate risk. Borrowed funds represented 17.7% of total assets at September 30, 2014, an increase from 16.1% at December 31, 2013.
Stockholders’ equity increased $118.3 million, or 11.7% during the nine months ended September 30, 2014, to $1.13 billion, due to total common stock issued for the purchase of Team Capital, net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. The Company issued 4,933,064 shares of common stock in the Team Capital acquisition. Common stock repurchases for the nine months ended September 30, 2014 totaled 263,075 shares at an average cost of $16.72 per share. At September 30, 2014, 3.5 million shares remained eligible for repurchase under the current authorization. Book value per share and tangible book value per share at September 30, 2014 were $17.40 and $11.16, respectively, compared with $16.87 and $10.92, respectively, at December 31, 2013.
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
As of September 30, 2014, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2014
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Regulatory Tier 1 leverage capital	$320,243	4.00%	$658,332	8.22%
Tier 1 risk-based capital	240,609	4.00	658,332	10.94
Total risk-based capital	481,219	8.00	721,662	12.00

Company:
Regulatory Tier 1 leverage capital	320,239	4.00	724,369	9.05
Tier 1 risk-based capital	240,602	4.00	724,369	12.04
Total risk-based capital	481,203	8.00	787,699	13.10
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
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
General. The Company reported net income of $19.0 million, or $0.30 per basic and diluted share for the three months ended September 30, 2014, compared to net income of $16.1 million, or $0.28 per basic and diluted share for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company reported net income of $52.4 million, or $0.88 per basic and diluted share, compared to net income of $53.1 million, or $0.93 per basic and diluted share for the same period last year.
On May 30, 2014, the Company completed its acquisition of Team Capital, which added $964.0 million to total assets, $631.2 million to loans, and $769.9 million to deposits. The results of operations for the three and nine months ended September 30, 2014 included net non-recurring items related to the acquisition of Team Capital that reduced earnings by $2.2 million and $3.5 million, net of tax, respectively.
Earnings for the three and nine months ended September 30, 2014 were further impacted by a $790,000, net of tax, non-cash charge resulting from the recognition of a pro rata portion of unrealized losses on pension assets related to lump sum distributions from the Company's frozen pension plan, in order to lower and reduce the volatility of future pension costs.
Net Interest Income. Total net interest income increased $9.0 million to $63.0 million for the quarter ended September 30, 2014, from $54.0 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, total net interest income increased $14.3 million, or 8.8%, to $175.6 million, from $161.3 million for the same period in 2013. Interest income for the third quarter of 2014 increased $10.7 million to $73.7 million, from $63.0 million for the same period in 2013. For the nine months ended September 30, 2014, interest income increased $16.9 million to $205.6 million, from $188.7 million for the nine months ended September 30, 2013. Interest expense increased $1.7 million, or 18.9%, to $10.7 million for the quarter ended September 30, 2014, from $9.0 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, interest expense increased $2.6 million to $30.0 million, from $27.4 million for the nine months ended September 30, 2013. Both comparative periods were favorably impacted by the net assets acquired from Team Capital. Current quarter and, to a lesser extent, year-to-date 2014 yields and costs were impacted by fair value adjustments to assets and liabilities acquired from Team Capital as of the May 30, 2014 merger date.
The net interest margin for the quarter ended September 30, 2014, increased 2 basis points to 3.30%, compared with 3.28% for the quarter ended September 30, 2013. The weighted average yield on interest-earning assets increased 3 basis points to 3.86% for the quarter ended September 30, 2014, compared with 3.83% for the quarter ended September 30, 2013, while the weighted average cost of interest bearing liabilities increased one basis point to 0.68% for the quarter ended September 30, 2014, compared with 0.67% for the third quarter of 2013. The average cost of interest bearing deposits for the quarter ended September 30, 2014 was 0.34%, compared with 0.39% for the same period last year. Average non-interest bearing demand deposits totaled $1.03 billion for the quarter ended September 30, 2014, compared with $844.2 million for the quarter ended September 30, 2013. The average cost of borrowed funds for the quarter ended September 30, 2014 was 1.87%, compared with 2.00% for the same period last year.
For the nine months ended September 30, 2014, the net interest margin decreased 3 basis points to 3.27%, compared with 3.30% for the nine months ended September 30, 2013. The weighted average yield on interest-earning assets declined 2 basis points to 3.84% for the nine months ended September 30, 2014, compared with 3.86% for the nine months ended September 30, 2013, while the weighted average cost of interest bearing liabilities increased 1 basis point to 0.69% for the nine months ended September 30, 2014, compared with 0.68% for the same period in 2013. The average cost of interest bearing deposits for the nine months ended September 30, 2014 was 0.34%, compared with 0.41% for the nine months ended September 30, 2013. Average non-interest bearing demand deposits totaled $934.4 million for the nine months ended September 30, 2014, compared with $823.7 million for the nine months ended September 30, 2013. The average cost of borrowings for the nine months ended September 30, 2014 was 1.90%, compared with 2.08% for the same period last year.
Interest income on loans secured by real estate increased $5.6 million to $43.8 million for the three months ended September 30, 2014, from $38.2 million for the three months ended September 30, 2013. Commercial loan interest income increased $3.9 million, or 38.3%, to $14.0 million for the three months ended September 30, 2014, from $10.1 million for the three months ended September 30, 2013. Consumer loan interest income increased $188,000 to $6.1 million for the three months ended September 30, 2014, from $5.9 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, the average balance of total loans increased $918.3 million to $5.87 billion, from $4.95 billion for the same period in 2013, largely due to loans added from the Team Capital acquisition. The average loan yield for the three months ended September 30, 2014, decreased 3 basis points to 4.30%, from 4.33% for the same period in 2013.
Interest income on loans secured by real estate increased $8.6 million to $122.8 million for the nine months ended September 30, 2014, from $114.2 million for the nine months ended September 30, 2013. Interest income on commercial loans increased $5.9 million, or 19.7%, to $36.1 million for the nine months ended September 30, 2014, from $30.1 million for the nine months ended September 30, 2013. Consumer loan interest income decreased $113,000 to $17.6 million for the nine months ended September 30, 2014, from $17.8 million for the nine months ended September 30, 2013. The average loan yield for the nine months ended September 30, 2014, decreased 14 basis points to 4.27%, from 4.41% for the same period in 2013. For the nine months ended September 30, 2014, the average balance of total loans increased $602.5 million, or 12.3%, to $5.48 billion, from $4.88 billion for the same period in 2013.
The average yield on total securities increased to 2.32% for the three months ended September 30, 2014, compared with 2.25% for the same period in 2013. For the nine months ended September 30, 2014, the average yield on all securities was 2.37%, compared with 2.22% for the same period in 2013. The increase in the yield on securities for the three and nine months ended September 30, 2014, compared to same periods in 2013, was primarily attributable to increases in long-term interest rates and the resulting reduction in prepayments on mortgage-backed securities and related premium amortization.
Interest income on investment securities held to maturity increased $629,000, or 23.3%, to $3.3 million for the quarter ended September 30, 2014, compared to the same period last year. Average investment securities held to maturity increased $105.7 million, to $458.3 million for the quarter ended September 30, 2014, from $352.6 million for the same period last year. For the nine months ended September 30, 2014, interest income on investment securities held to maturity increased $599,000 to $8.9 million from the same period in 2013. The balance of average investment securities held to maturity increased $53.0 million, to $404.6 million for the nine months ended September 30, 2014, from $351.6 million for the same period last year.
Interest income on securities available for sale and FHLB-NY stock increased $377,000, or 6.2%, to $6.4 million for the quarter ended September 30, 2014, from $6.0 million for the quarter ended September 30, 2013. The average balance of securities available for sale and FHLB-NY stock increased $13.9 million, or 1.2%, to $1.20 billion for the three months ended September 30, 2014, from $1.19 billion for the same period in 2013. For the nine months ended September 30, 2014, interest income on securities available for sale and FHLB-NY stock increased $1.8 million to $20.2 million, from $18.3 million for the nine months ended September 30, 2013. The average balance of securities available for sale and FHLB-NY stock decreased $34.2 million, or 2.8%, to $1.20 billion for the nine months ended September 30, 2014, from $1.24 billion for the same period in 2013.
Interest paid on deposit accounts decreased $300,000, or 6.9%, to $4.1 million for the quarter ended September 30, 2014, from $4.4 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, interest paid on deposit accounts declined $2.4 million, or 17.5%, to $11.5 million, from $13.9 million for the nine months ended September 30, 2013. The average cost of interest bearing deposits decreased to 0.34% for both the three and nine months ended September 30, 2014, from 0.39% and 0.41% for the three and nine months ended September 30, 2013, respectively. The average balance of interest bearing core deposit accounts increased $368.9 million, to $3.94 billion for the quarter ended September 30, 2014, from $3.57 billion for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, average interest bearing core deposits increased $134.7 million, to $3.72 billion, from $3.59 billion for the same period in 2013. Average time deposit account balances decreased $10.0 million, to $854.0 million for the quarter ended September 30, 2014, from $864.0 million for the same period in 2013. For the nine months ended September 30, 2014, average time deposits decreased $81.2 million, or 9.1%, to $815.8 million, from $897.0 million for the same period in 2013.
Interest paid on borrowed funds increased $2.0 million, or 43.1%, to $6.6 million for the quarter ended September 30, 2014, from $4.6 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014 interest paid on borrowed funds increased $5.0 million, or 37.3%, to $18.5 million, from $13.5 million for the nine months ended September 30, 2013. The average cost of borrowings decreased to 1.87% and 1.90% for the three and nine months ended September 30, 2014, respectively, from 2.00% and 2.08% for the three and nine months ended September 30, 2013, respectively. Average borrowings increased

$484.0 million, or 52.7%, to $1.40 billion for the quarter ended September 30, 2014, from $918.8 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, average borrowings increased $435.2 million, or 50.3%, to $1.30 billion, from $865.1 million for the nine months ended September 30, 2013.
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
The Company recorded provisions for loan losses of $1.5 million and $3.4 million for the three and nine months ended September 30, 2014, respectively. This compared with provisions for loan losses of $1.2 million and $3.7 million recorded for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, the Company had net charge-offs of $2.0 million and $4.7 million, respectively, compared with net charge-offs of $2.2 million and $8.0 million, respectively, for the same periods in 2013. At September 30, 2014, the Company’s allowance for loan losses was $63.3 million, or 1.06% of total loans, compared with $64.7 million, or 1.25% of total loans at December 31, 2013.
Non-Interest Income. Non-interest income totaled $11.3 million for the quarter ended September 30, 2014, a decrease of $421,000, or 3.6%, compared to the same period in 2013. Fee income decreased $1.3 million, or 13.1%, to $8.5 million, from $9.8 million for the three months ended September 30, 2013, primarily due to a $1.6 million decrease in commercial loan prepayment fee income, partially offset by a $353,000 increase in wealth management fees. Net gains on securities transactions increased $447,000 for the three months ended September 30, 2014, compared to the same period in 2013. Other income increased $264,000 for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a $409,000 net fee recognized on a loan level interest rate swap transaction executed during the current quarter and an increase in net gains on loan sales, partially offset by a reduction in net gains on sales of foreclosed and other real estate. In addition, income related to BOLI increased $148,000 for the three months ended September 30, 2014, compared to the same period in 2013, principally due to income recognized on BOLI assets acquired from Team Capital.
For the nine months ended September 30, 2014, non-interest income totaled $29.8 million, a decrease of $4.6 million, or 13.3%, compared to the same period in 2013. Fee income decreased $3.1 million to $23.0 million for the nine months ended September 30, 2014, compared with the same period in 2013, largely due to a $3.7 million decrease in prepayment fees on commercial loans, partially offset by a $1.1 million increase in wealth management fees. BOLI income decreased $1.1 million for the nine months ended September 30, 2014, principally due to lower death benefit claims recognized in the nine months ended September 30, 2014, compared to the same period in 2013. Also contributing to the decline in non-interest income, net gains on securities transactions for the nine months ended September 30, 2014, declined $727,000 compared to the same period in 2013. These decreases were partially offset by a $378,000 increase in other income for the nine months ended September 30, 2014, compared with the same period in 2013, primarily due to a $486,000 gain recognized on the prepayment of FHLB borrowings acquired from Team Capital and the fee recognized on a loan level interest rate swap, partially offset by a reduction in gains on loan sales.
Non-Interest Expense. For the three months ended September 30, 2014, non-interest expense increased $9.4 million to $45.8 million, compared to the three months ended September 30, 2013. Non-interest expense for the three months ended September 30, 2014 included $3.7 million of non-recurring costs related to the acquisition of Team Capital and the first full quarter of operating expenses associated with the operation of the former Team Capital franchise. Compensation and benefits expense increased $3.8 million to $24.9 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, largely due to a $2.2 million increase in salary expense associated with the addition of former Team Capital employees, $922,000 of severance and retention expense associated with the Team Capital acquisition and increased stock-based compensation. Data processing expense increased $2.4 million to $5.0 million for the three months ended September 30, 2014, compared to $2.6 million for the same period in 2013, principally due to $2.1 million of non-recurring core system contract termination costs related to the Team Capital acquisition and increased software maintenance costs. Other operating expenses increased $976,000 to $6.5 million for the three months ended September 30, 2014, compared to $5.5 million for the same period in 2013, largely due to $524,000 of non-recurring professional services and customer communication costs related to the Team Capital acquisition. In addition, net occupancy costs increased $878,000, to $6.0 million for the quarter ended September 30, 2014, compared to the same quarter in 2013, due to additional facilities costs related to Team Capital and increased equipment maintenance costs.
Non-interest expense for the nine months ended September 30, 2014 was $127.7 million, an increase of $16.5 million from the nine months ended September 30, 2013. Non-interest expense for the nine months ended September 30, 2014 includes $6.0 million of non-recurring costs related to the acquisition of Team Capital. Compensation and benefits expense increased $7.8 million to

$69.9 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to increased salary, severance and retention expense associated with Team Capital, increased pension costs associated with lump-sum pension distributions made to vested terminated employees and increased stock-based compensation. Data processing expense increased $2.7 million to $10.6 million for the nine months ended September 30, 2014, compared to $7.9 million for the same period in 2013, principally due to $2.1 million of non-recurring core system contract termination costs related to the Team Capital acquisition and increased software maintenance. Other operating expenses increased $2.6 million to $20.9 million for the nine months ended September 30, 2014, compared to $18.3 million for the same period in 2013, primarily due to non-recurring professional services and customer communication costs related to the Team Capital acquisition. In addition, net occupancy costs increased $2.3 million, to $17.7 million for the nine months ended September 30, 2014, compared to same period in 2013, principally due to additional facilities costs related to Team Capital, increased seasonal expense in the first quarter of 2014 related to the harsh winter conditions and increased depreciation expense. The amortization of intangibles increased $433,000 for the nine months ended September 30, 2014, compared with the same period in 2013, primarily due to increases in the core deposit intangible amortization related to the Team Capital acquisition, while FDIC insurance costs declined $126,000 as a result of a lower assessment rate.
Income Tax Expense. For the three and nine months ended September 30, 2014, the Company’s income tax expense was $7.9 million and $21.8 million, respectively, compared with $12.0 million and $27.6 million, for the three and nine months ended September 30, 2013, respectively. The decrease in income tax expense was primarily attributable to a $3.2 million charge recognized in the three and nine months ended September 30, 2013 associated with the write-off of a deferred tax asset related to expired non-qualified stock options and lower proportional pre-tax income from taxable sources, as tax exempt municipal securities and BOLI were added through the Team Capital acquisition. The Company’s effective tax rate was 29.4% for both the three and nine months ended September 30, 2014, compared with 42.7% and 34.2% for the three and nine months ended September 30, 2013, respectively.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2014 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	236,893	(3,401)	(1.4)%
Static	240,294	—	—
+100	235,462	(4,832)	(2.0)
+200	231,619	(8,675)	(3.6)
+300	227,613	(12,681)	(5.3)
The preceding table indicates that, as of September 30, 2014, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 5.3%, or $12.7 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease $3.4 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2014 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,393,352	61,987	4.7%	16.0%	3.5%
Flat	1,331,365	—	—	15.4	—
+100	1,285,494	(45,871)	(3.4)	15.0	(2.5)
+200	1,228,990	(102,375)	(7.7)	14.5	(5.7)
+300	1,160,866	(170,499)	(12.8)	13.9	(9.8)
The preceding table indicates that as of September 30, 2014, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 12.8%, or $170.5 million. If rates were to decrease 100 basis points, the model forecasts a 4.7%, or $62.0 million increase in the present value of equity.
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
The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.	Risk Factors
There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1, 2014 through July 31, 2014	30,300	16.53	30,300	3,452,136
August 1, 2014 through August 31, 2014	1,200	16.53	1,200	3,450,936
September 1, 2014 through September 30, 2014	—	—	—	3,450,936
Total	31,500	16.53	31,500

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 10, 2014	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2014	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 10, 2014	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer