Form 10-K
period 2014-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2015-03-02
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Large Accelerated Filer  ☒    Accelerated  Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of February 2, 2015, there were 83,209,293 issued and 65,313,288 shares of the Registrant’s Common Stock outstanding, including 405,563 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 29, 2014, as quoted by the NYSE, was approximately $996.2 million.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

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
Provident Financial Services, Inc.
The Company is a Delaware corporation which became the holding company for The Provident Bank (the “Bank”) on January 15, 2003, following the completion of the conversion of the Bank to a New Jersey-chartered capital stock savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering, and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.
On May 30, 2014, the Company completed its acquisition of Team Capital Bank ("Team Capital"), which, after purchase accounting adjustments, added $964.0 million to total assets, $631.2 million to loans, and $769.9 million to deposits. Total consideration paid for Team Capital was $115.1 million: $31.6 million in cash and 4.9 million shares of common stock valued at $83.5 million on the acquisition date. Team Capital was merged with and into the Company's subsidiary, The Provident Bank as of the close of business on the date of acquisition.
At December 31, 2014, the Company had total assets of $8.52 billion, loans of $6.09 billion, total deposits of $5.79 billion, and total stockholders’ equity of $1.14 billion. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.
Capital Management. The Company paid cash dividends totaling $36.1 million and repurchased 264,118 shares of its common stock at a cost of $4.4 million in 2014. At December 31, 2014, 3.4 million shares were eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2014 under current regulatory standards.
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

The Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank currently operating 86 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.
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
Asset Quality. As of December 31, 2014, non-performing assets were $59.0 million or 0.69% of total assets, compared to $82.2 million or 1.10% of total assets at December 31, 2013. The Bank’s non-performing asset levels continued to decline from higher levels reported in prior years as local and nationial economic conditions have gradually improved. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and all demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $4.97 billion at December 31, 2014, representing 85.7% of total deposits, compared with $4.40 billion, or 84.5% of total deposits at December 31, 2013. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $41.2 million for the year ended December 31, 2014, compared with $44.2 million for the year ended December 31, 2013, of which fee income was $31.3 million for the year ended December 31, 2014, compared with $34.0 million for the year ended December 31, 2013.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans. In addition, the Bank uses its investments in securities to manage interest rate risk. At December 31, 2014, 53.2% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2014, the Bank’s securities portfolio totaled $1.61 billion and had an expected average life of 4.22 years.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2014, the Bank operated a network of 86 full-service banking offices throughout thirteen counties in northern and central New Jersey, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank also maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus, Princeton and West Orange, New Jersey, as well as Bethlehem and Newtown, Pennsylvania. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey and eastern Pennsylvania.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical and other manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of 6.9 million, which was 77.6% of the state’s total population. The Bank’s Pennsylvania market area has a population of 1.3 million, which was 10.0% of that state’s total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey remained elevated at 6.2% at December 31, 2014, although a decrease from 7.3% at December 31, 2013. The unemployment rate in Pennsylvania decreased to 4.8% at December 31, 2014, from 6.8% at December 31, 2013.

Within its primary market areas in New Jersey and Pennsylvania, the Bank had an approximate 2.22% and 1.26% share of bank deposits as of June 30, 2014, respectively, the latest date for which statistics are available. On a statewide basis, the Bank had an approximate 1.93% deposit share of the New Jersey market and an approximate 0.11% deposit share of the Pennsylvania market.
COMPETITION
The Bank faces intense competition in originating loans, retaining loans and attracting deposits. The northern and central New Jersey and eastern Pennsylvania market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits has come from several commercial banks and savings banks in its market area. Certain of these banks have substantially greater financial resources than the Bank. In addition, the Bank faces significant competition for deposits from the mutual fund and investment advisory industries and from investors’ direct purchases of short-term money market securities and other corporate and government securities.
The Bank competes in this environment by maintaining a diversified product line, including mutual funds, annuities and other investment services made available through its investment subsidiaries. Relationships with customers are built and maintained through the Bank’s branch network, its deployment of branch ATMs, and its mobile, telephone and web-based banking services.
LENDING ACTIVITIES
The Bank originates commercial real estate loans, commercial business loans, fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate and other consumer loans, for borrowers generally located within its primary market area.
Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Bank of New York ("FHLBNY"). To manage interest rate risk, the Bank generally sells fixed-rate residential mortgages that it originates with terms greater than 15 years. The Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a maturity of 30 years or less and a majority of the originated adjustable rate mortgages for its portfolio.
The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, office buildings, and retail and industrial properties. Generally, these loans have maturities of either 5 or 10 years. For loans greater than $5.0 million originated with maturities in excess of 7 years, the bank generally requires loan-level interest rate swaps.

The Bank has historically provided construction loans for both single family and condominium projects intended for sale and commercial projects, including residential for rent projects, that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. Funding requirements and loan structure for residential for-rent projects vary depending on whether such projects are vertical or horizontal construction.
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

Loan Portfolio Composition. Set forth below is selected information concerning the composition of the loan portfolio by type, including Purchased Credit Impaired ("PCI") loans, (after deductions for deferred fees and costs, unearned discounts and premiums and allowances for losses) at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,252,526	20.79%	$1,174,043	22.89%	$1,265,015	26.17%	$1,308,635	28.58%	$1,386,326	31.93%
Commercial mortgage loans	1,695,822	28.15	1,400,624	27.30	1,349,950	27.92	1,253,542	27.37	1,180,147	27.19
Multi-family mortgage loans	1,042,223	17.30	928,906	18.11	723,958	14.98	564,147	12.32	387,189	8.92
Construction loans	221,102	3.67	183,289	3.57	120,133	2.48	114,817	2.51	125,192	2.88
Total mortgage loans	4,211,673	69.91	3,686,862	71.87	3,459,056	71.55	3,241,141	70.78	3,078,854	70.92
Commercial loans	1,263,618	20.98	932,199	18.17	866,395	17.92	849,009	18.54	755,487	17.40
Consumer loans	611,596	10.15	577,602	11.26	579,166	11.98	560,970	12.25	569,597	13.12
Total gross loans	6,086,887	101.04	5,196,663	101.30	4,904,617	101.45	4,651,120	101.57	4,403,938	101.45
Premiums on purchased loans	5,307	0.09	4,202	0.08	4,964	0.10	5,823	0.13	6,771	0.16
Unearned discounts	(53)	—	(62)	—	(78)	—	(100)	—	(104)	—
Net deferred costs (fees)	(6,636)	(0.11)	(5,990)	(0.12)	(4,804)	(0.10)	(3,334)	(0.07)	(792)	(0.02)
Total loans	6,085,505	101.02	5,194,813	101.26	4,904,699	101.45	4,653,509	101.63	4,409,813	101.58
Allowance for loan losses	(61,734)	(1.02)	(64,664)	(1.26)	(70,348)	(1.45)	(74,351)	(1.62)	(68,722)	(1.58)
Total loans, net	$6,023,771	100.00%	$5,130,149	100.00%	$4,834,351	100.00%	$4,579,158	100.00%	$4,341,091	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2014, regarding the maturities of loans in the loan portfolio, including PCI loans. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(Dollars in thousands)
Residential mortgage loans	$1,596	$9,354	$42,482	$108,211	$492,365	$598,518	$1,252,526
Commercial mortgage loans	98,448	200,429	422,410	796,182	147,625	30,728	1,695,822
Multi-family mortgage loans	22,365	65,583	207,937	677,905	65,466	2,967	1,042,223
Construction loans	81,375	114,562	701	24,464	—	—	221,102
Total mortgage loans	203,784	389,928	673,530	1,606,762	705,456	632,213	4,211,673
Commercial loans	282,099	186,605	219,842	361,049	172,070	41,953	1,263,618
Consumer loans	26,983	9,638	28,694	90,213	374,595	81,473	611,596
Total gross loans	$512,866	$586,171	$922,066	$2,058,024	$1,252,121	$755,639	$6,086,887

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans	$776,155	$474,775	$1,250,930
Commercial mortgage loans	765,775	831,599	1,597,374
Multi-family mortgage loans	536,312	483,546	1,019,858
Construction loans	25,397	114,330	139,727
Total mortgage loans	2,103,639	1,904,250	4,007,889
Commercial loans	394,077	587,442	981,519
Consumer loans	354,047	230,566	584,613
Total loans	$2,851,763	$2,722,258	$5,574,021

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey. The Bank originates residential mortgages primarily through commissioned mortgage representatives and through the Internet. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2014, $1.25 billion or 20.8% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 62.1% were fixed-rate and 37.9% were adjustable-rate loans.
The Bank originates fixed-rate fully amortizing residential mortgage loans with the principal and interest due each month, that typically have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 10, 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. The Bank has offered adjustable-rate mortgage loans with a fixed-rate period of 1, 3, 5, 7 or 10 years prior to the first annual interest rate adjustment. In October 2009, the Bank discontinued the origination of one- and three-year adjustable rate mortgage loans. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2 3/4%, adjusting annually after its first re-set period, with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.
Residential mortgage loans are primarily underwritten to Freddie Mac and Fannie Mae standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac or Fannie Mae programs that will finance up to 95% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in the Bank’s portfolio generally include loans with a term of 15 years or less and biweekly payment residential mortgage loans with a term of 30 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2014, $12.6 million or 16.7% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2014 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $31.9 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $4.9 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties. Commercial real estate loans were 28.2% of the loan portfolio at December 31, 2014. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
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
The Bank performs more extensive due diligence in underwriting commercial real estate loans than loans secured by owner-occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. Generally, for commercial real estate secured loans in excess of $1.0 million and for all other commercial real estate loans where it is deemed appropriate, the Bank requires environmental experts to inspect the property and ascertain any potential environmental risks.
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
The Bank’s largest commercial mortgage loan as of December 31, 2014 was a $27.9 million loan secured by a first mortgage lien on a 378 room, full service hotel and a 422 car parking garage located in Elizabeth, New Jersey. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2014.
Multi-family Loans. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio shall not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2014 was a $39.8 million loan secured by a first mortgage lien on a newly constructed 250-unit luxury multi-family apartment project located in Woolwich Township, Gloucester County, New Jersey. The project sponsors have extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “2” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2014.
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the reconstruction of existing structures.
The Bank’s commercial construction financing takes two forms: projects that are constructed for investment purposes (rental property) and projects for sale (single family/condominiums). To mitigate the speculative nature of construction loans, the Bank generally requires significant pre-leasing on rental properties; requires that a percentage of the for-sale single-family residences or condominiums be under contract to support construction loan advances; and requires other covenants on residential for rent projects depending on whether the project is vertical or horizontal construction.
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
Construction lending generally involves a greater degree of risk than commercial real estate or multi-family lending. Repayment of a construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject project and the successful marketing of the sale or lease of the project. Construction delays, slower than anticipated absorption or the financial impairment of the builder may negatively affect the borrower’s ability to repay the loan.
For all construction loans, the Bank requires an independent appraisal, which includes information on market rents and/or comparable sales for competing projects. The Bank also obtains personal guarantees and conducts environmental due diligence as appropriate.
The Bank also employs other means to mitigate the risk of the construction lending process. On commercial construction projects that the developer maintains for rental, the Bank typically holds back funds for tenant improvements until a lease is executed. For single family and condominium financing, the Bank generally requires payment for the release of a unit that exceeds the amount of the loan advance attributable to such unit.
The Bank’s largest construction loan at December 31, 2014 was a $55.0 million loan secured by a first lien on a 244,450 square foot multi-tenanted retail shopping center project that is under construction in Clark, Union County, New Jersey. The loan had an outstanding balance of $22.1 million at December 31, 2014. Construction of the project is approximately 48% complete. The project is 100% pre-leased. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”-see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2014. The Bank sold a 50% participation interest in the construction loan to another financial institution, which reduced the Bank’s committed exposure and outstanding balance to $27.5 million and $11.1 million, respectively.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 21.0% of the loan portfolio at December 31, 2014. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.
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
Commercial loans generally bear higher interest rates than mortgage loans, but they also involve a higher risk of default since their repayment is generally dependent on the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. The Bank’s largest commercial loan as of December 31, 2014 was a $38.0 million line of credit to a general contracting company specializing in bridge and highway construction with a risk rating of "3" (loans rated 1-4 are deemed “acceptable quality”-see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). The line is used primarily for bid bonding and working capital purposes. The Bank sold a participation interest of $10.0 million in the line of credit to another financial institution, which reduced the Bank’s exposure to $28.0 million. As of December 31, 2014, the line of credit did not have an outstanding balance.
Consumer Loans. The Bank offers a variety of consumer loans to individuals. Consumer loans represented 10.2% of the loan portfolio at December 31, 2014. Home equity loans and home equity lines of credit constituted 91.3% of the consumer loan portfolio and indirect marine loans constituted 4.4% of the consumer loan portfolio as of December 31, 2014. The remainder of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans, which represented 4.3% of the consumer loan portfolio. The Bank no longer purchases indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $500,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. As of December 31, 2014, there was $291.9 million of first-lien home equity loans outstanding. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $350,000. The approved home equity lines and utilization amounts as of December 31, 2014 were $529.1 million and $225.5 million, respectively, representing utilization of 42.6%.
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

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Originations:
Residential mortgage	$72,418	$122,492	$184,327
Commercial mortgage	222,516	254,087	270,190
Multi-family mortgage	127,060	294,288	219,068
Construction	242,898	182,895	92,291
Commercial	972,866	711,248	658,228
Consumer	168,747	205,282	228,401
Subtotal of loans originated	1,806,505	1,770,292	1,652,505
Loans purchased	130,540	34,766	73,740
Total loans originated and purchased	1,937,045	1,805,058	1,726,245

Net loans acquired in acquisition	631,209	—	—

Loans sold or securitized	12,609	30,977	36,723

Repayments:
Residential mortgage	151,004	228,195	270,251
Commercial mortgage	196,002	216,068	179,937
Multi-family mortgage	48,758	137,576	59,599
Construction	229,695	47,835	73,116
Commercial	851,682	635,764	622,851
Consumer	177,406	203,256	206,654
Total repayments	1,654,547	1,468,694	1,412,408
Total reductions	1,667,156	1,499,671	1,449,131
Other items, net(1)	(10,406)	(15,273)	(25,924)
Net increase	$890,692	$290,114	$251,190

(1)	Other items, net include charge-offs, deferred fees and expenses, discounts and premiums.
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
The largest individual lending authority is $10.0 million, which is only available to the Chief Executive Officer and Chief Lending Officer. The authority of the Chief Lending Officer may be increased to $15.0 million for permanent commercial real estate loans when combined with the additional approval of the Chief Credit Officer. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of eight senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer and the Chief Credit Officer, and requires a majority vote for credit approval.
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
The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Administration Department. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review all loans rated a “watch” ("5") or worse. In addition, a loan review examination is performed by an independent third party which validates the risk ratings. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2014, the regulatory lending limit was $110.4 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $80.0 million for loans with a risk rating of "2 " or better, up to $70.0 million for loans with a risk rating of "3" and up to $50.0 million for loans with a risk rating of "4". Maximum group exposure limits may be lower depending on the type of loans involved. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2014, the Bank’s largest group exposure with an individual borrower and its related entities was $71.3 million, consisting of two commercial permanent mortgage loans totaling $39.8 million on a 250-unit apartment project in Woolwich Township, Gloucester County, New Jersey with risk ratings of "2", a construction mortgage loan of $22.0 million secured by a first lien on a newly-constructed 204-unit apartment project in Monroe Township, Gloucester County, New Jersey with a risk rating of "3", a line of credit of $7.5 million ($1.9 million outstanding) secured by a 108-unit apartment project in Allentown, Pennsylvania with a risk rating of “2”, and a line of credit of $2.0 million ($1.3 million outstanding) with a risk rating of “3”. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in New Jersey and eastern Pennsylvania. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix, as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the management Credit Committee and reported to the Risk Committee of the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time of loan origination. As of December 31, 2014, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2014, the Bank had $1.8 billion in loans outstanding to its 50 largest borrowers and their related entities.
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

Collection Procedures. In the case of residential mortgage and consumer loans, the collections personnel in the Bank’s Asset Recovery Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency, telephone calls, letters and other notices to delinquent borrowers. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after a loan is delinquent provided a plan of repayment to cure the delinquency cannot be reached with the borrower. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The Bank’s collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four-family mortgage loans follow the collection guidelines outlined by those agencies.
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
The collection procedures for commercial real estate and commercial loans include sending periodic late notices and letters to a borrower once a loan is past due. The Bank attempts to make direct contact with a borrower once a loan is 16 days past due, usually by telephone. The Chief Lending Officer and Chief Credit Officer review all commercial real estate and commercial loan delinquencies on a weekly basis. Generally, delinquent commercial real estate and commercial loans are transferred to the Asset Recovery Department for further action if the delinquency is not cured within a reasonable period of time, typically 90 days. The Chief Lending Officer and Chief Credit Officer have the authority to transfer performing commercial real estate or commercial loans to the Asset Recovery Department if, in their opinion, a credit problem exists or is likely to occur.
Loans deemed uncollectible are proposed for charge-off on a monthly basis. Any charge-off recommendation of $500,000 or greater is submitted to Executive Management for approval.
Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2014, there were 147 impaired loans totaling $85.4 million, of which 143 loans totaling $81.7 million were TDRs. Included in this total were 123 TDRs to 120 borrowers totaling $54.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2014.
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
The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2014, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2014, $110.4 million of loans were classified as “substandard,” which consisted of $53.8 million in commercial and multi-family mortgage loans, $32.8 million in commercial loans, $17.2 million in residential loans, $2.6 million in construction loans and $3.9 million in consumer loans. At that same date, loans classified as “doubtful” totaled $1.1 million, consisting of $1.1 million of commercial mortgage loans and $29,000 of commercial loans. There were no loans classified as “loss” at December 31, 2014. As of December 31, 2014, $71.7 million of loans were designated “special mention.”
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2014				At December 31, 2013				At December 31, 2012
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	27	$4,331	86	$17,222	23	$5,062	116	$23,011	43	$11,986	146	$29,293
Commercial mortgage loans	1	30	13	19,107	1	318	12	6,189	5	12,194	11	14,932
Multi-family mortgage loans	—	—	1	321	—	—	2	403	—	—	2	412
Construction loans	—	—	—	—	—	—	—	—	—	—	—	—
Total mortgage loans	28	4,361	100	36,650	24	5,380	130	29,603	48	24,180	159	44,637
Commercial loans	8	371	19	5,031	3	77	23	9,722	2	70	46	15,682
Consumer loans	28	2,509	42	3,724	23	2,194	49	3,819	33	1,808	65	5,666
Total loans	64	$7,241	161	$45,405	50	$7,651	202	$43,144	83	$26,058	270	$65,985

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2014, there were 20 TDRs totaling $26.9 million that were classified as non-accrual, compared to 27 non-accrual TDRs which totaled $31.2 million at December 31, 2013. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$17,222	$23,011	$29,293	$40,386	$41,247
Commercial mortgage loans	20,026	18,662	29,072	29,522	16,091
Multi-family mortgage loans	322	403	412	997	201
Construction loans	—	8,448	8,896	11,018	9,412
Commercial loans	12,342	22,228	25,467	32,093	23,505
Consumer loans	3,944	3,928	5,850	8,533	6,808
Total non-accruing loans	53,856	76,680	98,990	122,549	97,264
Accruing loans delinquent 90 days or more	—	—	—	—	—
Total non-performing loans	53,856	76,680	98,990	122,549	97,264
Foreclosed assets	5,098	5,486	12,473	12,802	2,858
Total non-performing assets	$58,954	$82,166	$111,463	$135,351	$100,122
Total non-performing assets as a percentage of total assets	0.69%	1.10%	1.53%	1.91%	1.47%
Total non-performing loans to total loans	0.88%	1.48%	2.02%	2.63%	2.21%
Non-performing commercial loans decreased $9.9 million, to $12.3 million at December 31, 2014, from $22.2 million at December 31, 2013. Non-performing commercial loans at December 31, 2014 consisted of 24 loans. The largest non-performing commercial loan relationship consisted of five loans to a power systems manufacturer with total outstanding balances of $7.1 million at December 31, 2014. Contractual payments on four of these loans, based upon modified terms, were current at December 31, 2014. One loan with a balance of $1.0 million matured on January 31, 2012 and is presently in default.
The Company had no non-performing construction loans at December 31, 2014, compared to $8.4 million at December 31, 2013. The decrease during the period was due to a single construction loan on a Class A office building which was upgraded to performing status based upon an increase in tenant occupancy.
Non-performing residential mortgage loans decreased $5.8 million to $17.2 million at December 31, 2014, from $23.0 million at December 31, 2013. Gross charge-offs of residential loans were $3.2 million for the year ended December 31, 2014.
Non-performing commercial mortgage loans increased $1.4 million to $20.0 million at December 31, 2014, from $18.7 million at December 31, 2013. At December 31, 2014, the Company held 16 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $12.3 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which had been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal government. The loan was previously restructured and matured on June 1, 2014. The loan maturity was not extended and the loan is presently in default. There is no contractual commitment to advance additional funds to this borrower.
At December 31, 2014, the Company held $5.1 million of foreclosed assets, compared with $5.5 million at December 31, 2013. Foreclosed assets at December 31, 2014 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $2.7 million of commercial real estate, $2.3 million of residential properties, and $60,000 of marine vessels at December 31, 2014.
Non-performing assets totaled $59.0 million, or 0.69% of total assets at December 31, 2014, compared to $82.2 million, or 1.10% of total assets at December 31, 2013. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million during the year ended December 31, 2014. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2014 was not material.

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
Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type, as well as qualitative and environmental factors such as:

•	levels of and trends in delinquencies and impaired loans;

•	levels of and trends in charge-offs and recoveries;

•	trends in volume and terms of loans;

•	effects of any changes in risk selection and underwriting standards, changes in lending policies, procedures and practices;

•	changes in the quality of the Bank’s loan review system;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	industry conditions;

•	effects of changes in credit concentration; and

•	changes in collateral values.
The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2014, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, certain GVA percentages applied to residential mortgage, commercial, multi-family and commercial mortgage loans were reduced to reflect the decrease in the historical loss experience and improvements in qualitative factors. In addition, GVA percentages for marine loans were increased due to historical loss experience.
During the fourth quarter of 2014, management made certain changes and enhancements to its process and controls over measuring the GVA portion of the allowance for loan losses. In connection with its periodic risk assessment and monitoring process, the Company re-evaluated a number of assumptions supporting the methodology including the look-back period used to evaluate the historical loss factors for its portfolios, as well as performing a study of its loss emergence period ("LEP") data. As a result of this review, management updated a number of assumptions, including lengthening its LEP given continued improvements in market conditions. Given these changes to the quantitative methodology, management reassessed its qualitative and environmental factors to align with the revised model assumptions. The result of these changes was to allocate a greater portion of the allowance to the quantitative component of the GVA and less to the qualitative component. The changes had no impact on the overall allowance.
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
Management believes the primary risks inherent in the portfolio are a decline in the economy, generally, a decline in real estate market values, rising unemployment or a protracted period of unemployment at elevated levels, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. The allowance for loan losses is maintained at a level that represents management’s best estimate of probable losses related to specifically identified loans as well as probable losses inherent in the remaining loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover all losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$64,664	$70,348	$74,351	$68,722	$60,744
Charge offs:
Residential mortgage loans	3,184	3,900	4,622	5,229	1,996
Commercial mortgage loans	705	2,882	3,253	3,408	10,452
Multi-family mortgage loans	4	—	19	—	—
Construction loans	15	234	238	123	1,384
Commercial loans	4,449	3,686	12,259	8,634	11,196
Consumer loans	2,515	3,704	3,516	7,659	4,439
Total	10,872	14,406	23,907	25,053	29,467
Recoveries:
Residential mortgage loans	73	160	105	197	359
Commercial mortgage loans	131	104	56	15	30
Multi-family mortgage loans	1	—	1	—	—
Construction loans	80	869	—	4	47
Commercial loans	1,776	1,075	2,771	1,018	727
Consumer loans	1,231	1,014	971	548	782
Total	3,292	3,222	3,904	1,782	1,945
Net charge-offs	7,580	11,184	20,003	23,271	27,522
Provision for loan losses	4,650	5,500	16,000	28,900	35,500
Balance at end of period	$61,734	$64,664	$70,348	$74,351	$68,722
Ratio of net charge-offs to average loans outstanding during the period	0.13%	0.22%	0.43%	0.52%	0.64%
Allowance for loan losses to total loans	1.01%	1.24%	1.43%	1.60%	1.56%
Allowance for loan losses to non-performing loans	114.63%	84.33%	71.07%	60.67%	70.66%

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$4,805	20.58%	$5,500	22.60%	$6,053	25.79%	$5,873	28.14%	$6,628	31.48%
Commercial mortgage loans	16,645	27.86	16,404	26.96	21,639	27.52	22,308	26.95	20,441	26.80
Multi-family mortgage loans	6,258	17.12	5,933	17.87	7,163	14.76	6,933	12.13	4,065	8.79
Construction loans	4,269	3.62	6,307	3.52	3,107	2.45	4,329	2.47	7,282	2.84
Commercial loans	24,381	20.76	24,107	17.93	20,315	17.67	25,381	18.25	22,210	17.15
Consumer loans	4,881	10.06	4,929	11.12	5,224	11.81	5,515	12.06	5,616	12.94
Unallocated	495		1,484	—	6,847	—	4,012	—	2,480	—
Total	$61,734	100.00%	$64,664	100.00%	$70,348	100.00%	$74,351	100.00%	$68,722	100.00%

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
At December 31, 2014, the Bank held $5.7 million in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$2,816	$2,939	$5,273	$5,520	$11,123	$11,583
FHLB obligations	1,050	1,048	895	893	500	500
FHLMC obligations	1,700	1,696	1,900	1,876	1,300	1,305
FNMA obligations	3,413	3,414	3,909	3,883	2,905	2,934
FFCB obligations	650	652	819	818	—	—
State and municipal obligations	449,410	462,238	334,750	332,987	336,078	350,825
Corporate obligations	10,489	10,486	9,954	9,936	7,558	7,769
Total held-to-maturity	$469,528	$482,473	$357,500	$355,913	$359,464	$374,916
Available for Sale:
U.S Treasury obligations	8,016	8,016	—	—	—	—
State and municipal obligations	6,855	7,002	8,739	8,758	9,933	10,316
Mortgage-backed securities	944,796	957,257	1,060,013	1,054,974	1,134,647	1,162,325
FHLMC obligations	32,360	32,351	47,713	47,709	38,812	39,026
FHLB obligations	—	—	12,163	12,178	13,196	13,234
FNMA obligations	16,398	16,472	33,347	33,529	38,435	38,757
FFCB obligations	46,113	46,253	—	—	—	—
Corporate obligations	6,526	6,520	—	—	—	—
Equity securities	397	524	357	446	307	344
Total available for sale	$1,061,461	$1,074,395	$1,162,332	$1,157,594	$1,235,330	$1,264,002
Average expected life of securities(1)	4.22 years		4.55 years		3.75 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and does not include equity securities.
The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2014:
FNMA	$486,992	$492,261
FHLMC	446,774	452,503

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2014. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2014
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$1,919	4.03%	$897	5.26%	$—	—%	$2,816	4.42%
Agency obligations	500	1.88	6,313	1.31	—	—	—	—	6,813	1.35
Corporate obligations	1,006	2.25	9,483	1.95	—	—	—	—	10,489	1.98
State and municipal obligations	7,433	2.84	36,294	3.73	175,546	2.99	230,137	2.77	449,410	2.93
Total held to maturity	$8,939	2.72%	$54,009	3.15%	$176,443	3.00%	$230,137	2.77%	$469,528	2.90%
Available for sale:
U.S. Treasury obligations	$—	—%	$8,016	1.06%	$—	—%	$—	—%	$8,016	1.06%
State and municipal obligations	1,531	3.93%	2,432	4.26	—	—	3,039	2.78	7,002	3.54
Mortgage-backed securities	—	—	16,861	4.21	81,761	2.82	858,635	2.52	957,257	2.58
Agency obligations	26,292	0.89	68,784	0.93	—	—	—	—	95,076	0.92
Corporate obligations	1,008	0.43	2,497	0.83	3,015	2.99	—	—	6,520	—
Total available for sale(2)	$28,831	1.04%	$98,590	1.58%	$84,776	2.83%	$861,674	2.52%	$1,073,871	2.40%

(1)	Yields are not tax equivalent

(2)	Totals exclude $524,000 of available for sale equity securities
SOURCES OF FUNDS
General. Primary sources of funds consist of principal and interest cash flows received from loans and mortgage-backed securities, contractual maturities on investments, deposits, Federal Home Loan Bank of New York (“FHLBNY”) advances and proceeds from sales of loans and investments. These sources of funds are used for lending, investing and general corporate purposes, including acquisitions and common stock repurchases.
Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers IRA and KEOGH accounts. Business customers are offered several checking account and savings plans, cash management services, remote deposit capture services, payroll origination services, escrow account management and business credit cards. The Bank focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic conditions, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding the Bank’s branch locations. To attract and retain deposits, the Bank offers competitive rates, quality customer service and a wide variety of products and services that meet customers’ needs, including online and mobile banking.
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 85.7% of total deposits at December 31, 2014 and 84.5% of total deposits at December 31, 2013. As of December 31, 2014 and December 31, 2013, time deposits maturing in less than one year amounted to $568.5 million and $530.0 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2014.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(Dollars in thousands)
Certificates of deposit of $100,000 or more	$129,017	$62,641	$53,244	$97,170	$342,072
Certificates of deposit less than $100,000	126,763	104,733	92,064	160,057	483,617
Total certificates of deposit	$255,780	$167,374	$145,308	$257,227	$825,689

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2014						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2014	2013	2012
	(Dollars in thousands)
Rate:
0.00 to 0.99%	$466,630	$57,997	$12,029	$34	$—	$255	$536,945	$524,311	$588,809
1.00 to 2.00%	4,003	22,718	43,672	39,340	60,706	4,571	175,010	120,750	124,088
2.01 to 3.00%	77,669	14,934	—	—	—	—	92,603	111,898	129,352
3.01 to 4.00%	19,895	—	—	—	—	4	19,899	45,845	68,660
4.01 to 5.00%	247	410	124	—	—	—	781	3,849	46,178
5.01 to 6.00%	11	8	394	—	—	—	413	31	321
6.01 to 7.00%	7	—	—	—	—	—	7	—	—
Over 7.01%	—	—	31	—	—	—	31	70	65
Total	$568,462	$96,067	$56,250	$39,374	$60,706	$4,830	$825,689	$806,754	$957,473

Borrowed Funds. At December 31, 2014, the Bank had $1.51 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
As a member of the FHLBNY, the Bank is eligible to obtain advances upon the security of the FHLBNY common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLBNY advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table sets forth the maximum month-end balance and average balance of FHLBNY advances and securities sold under agreements to repurchase for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,190,280	$774,557	$518,215
FHLBNY line of credit	180,000	183,000	178,000
Securities sold under agreements to repurchase	255,633	294,035	357,164
Average Balance:
FHLBNY advances	989,245	599,991	516,440
FHLBNY line of credit	104,121	48,784	29,004
Securities sold under agreements to repurchase	245,260	260,004	319,031
Weighted Average Interest Rate:
FHLBNY advances	2.08%	2.34%	2.51%
FHLBNY line of credit	0.37	0.38	0.39
Securities sold under agreements to repurchase	1.72	1.74	2.04

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
FHLBNY advances	1,190,280	774,557	507,648
FHLBNY line of credit	73,000	183,000	—
Securities sold under repurchase agreements	246,571	246,322	295,616
Total borrowed funds	$1,509,851	$1,203,879	$803,264
Weighted average interest rate of FHLBNY advances	1.88%	2.17%	2.47%
Weighted average interest rate of FHLBNY line of credit	0.32%	0.40%	—%
Weighted average interest rate of securities sold under agreements to repurchase	1.69%	1.69%	1.91%

WEALTH MANAGEMENT SERVICES
As part of the Company’s strategy to increase fee related income, the Company’s wholly owned subsidiary, Beacon Trust Company (“Beacon”) is engaged in providing wealth management and asset management services. In addition to its trust and estate administrative services, Beacon is also a provider of asset management services which are often introduced to existing clients through the Bank’s extensive branch network. Beacon offers a full range of asset management services to individuals, municipalities, non-profits, corporations and pension funds. These services include investment management, asset allocation, trust and fiduciary services, financial planning, family office services, estate settlement services and custody.
Beacon focuses on delivering personalized investment strategies based on the client’s risk profile. These strategies are focused on maximizing clients’ investment returns, while minimizing expenses. Most of the fee income generated by Beacon is based on assets under management.
On October 31, 2014, Beacon acquired the fiduciary account relationships of a bank in Suffolk County, New York. On January 5, 2015, Beacon announced the signing of a definitive agreement to acquire the assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC, both Morristown, New Jersey based registered investment advisers under common ownership. The transaction is currently awaiting regulatory approval from the New Jersey Department of Banking and Insurance and the satisfaction of customary closing conditions.

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
TPB Realty, LLC, is a wholly owned subsidiary of the Bank formed to invest in real estate development joint ventures principally targeted at meeting the housing needs of low- and moderate-income communities in the Bank’s market. At December 31, 2014, TPB Realty, LLC had total assets of $2.9 million.
Bergen Avenue Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2014, Bergen Avenue Realty, LLC had total assets of $2.5 million.
Bergen Delaware Realty, LLC, is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2014, Bergen Delaware Realty, LLC had total assets of $500,000.
Beacon Trust Company, a New Jersey limited purpose trust company, is a wholly owned subsidiary of the Bank.
Beacon Investment Advisory Services, Inc. is a wholly owned subsidiary of Beacon Trust Company, incorporated under Delaware law to acquire and conduct the business of The MDE Group, Inc. and Acertus Capital Management, LLC following consummation of the acquisition.
Team Capital Service Co., LLC is an inactive New Jersey limited liability company which became a wholly owned subsidiary of the Company by way of the Team Capital Bank acquisition.
Team Capital NJ Investment Co. is an inactive New Jersey corporation which became a wholly owned subsidiary of the Company by way of the Team Capital Bank acquisition.
PERSONNEL
As of December 31, 2014, the Company had 912 full-time and 109 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2014, the Bank was considered “well capitalized” under FDIC guidelines.

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
The FDIC regulations also establish a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of a bank’s risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 200%, based on the risks the FDIC believes are inherent in the type of asset or item.
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of a bank’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing such bank’s capital adequacy. Under such a risk assessment, examiners will evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

•	the quality of a bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.
Institutions with significant interest rate risk may be required to maintain additional capital.

The following table shows the Bank’s leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2014

	As of December 31, 2014
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$674,483	8.38%	4.00%
Tier 1 risk-based capital	674,483	10.97	4.00
Total risk-based capital	736,217	11.98	8.00

(1)
For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2014, the Bank was considered “well capitalized” under FDIC guidelines.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revises their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage capital ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of New York, is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2014, dividends paid by the FHLB to the Bank totaled $1.7 million.

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

The previously discussed final rule that increased capital requirements effective January 1, 2015 adjusts the prompt action categories accordingly. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized”: (1) a common equity Tier 1 risk-based capital ratio of 6.5% (new standard); (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).
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
Federal Reserve System
Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $14.5 million and up to $103.6 million, and 10% against that portion of total transaction accounts in excess of up to $103.6 million. The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.
Internet Banking
Technological developments continue to significantly alter the ways in which financial institutions conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of internet banking, and have indicated their intention to re-evaluate their regulations to ensure that they encourage banks’ efficiency and competitiveness consistent with safe and sound banking practices. There can be no assurance that the bank regulatory agencies will adopt new regulations that will not materially affect the Bank’s internet operations or restrict any such further operations.
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
Holding Company Regulation
Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis structured similarly, but not identically, to those of the FDIC for the Bank. As of December 31, 2014, the Company’s total capital and Tier 1 capital ratios exceed these minimum capital requirements.
The following table shows the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and the Total risk-based capital ratio as of December 31, 2014

	As of December 31, 2014
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Regulatory Tier 1 leverage capital	$740,958	9.21%	4.00%
Tier 1 risk-based capital	740,958	12.06	4.00
Total risk-based capital	802,692	13.06	8.00

(1)
For purposes of calculating Regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2014, the Company was “well capitalized” under Federal Reserve Board guidelines.
The Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
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
Bank holding companies that qualify and opt to become a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Financial holding companies may engage in a broader array of activities including insurance and investment banking. The Company filed an election to qualify as a financial holding company under federal regulations on January 31, 2014 which was deemed effective by the Federal Reserve Board on March 5, 2015. Bank holding companies may qualify to become a financial holding company if at the time of the election and on a continuing basis:

•	each of its depository institution subsidiaries is “well capitalized”;

•	each of its depository institution subsidiaries is “well managed”; and

•	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination.
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
Investment Adviser Regulation
Following the acquisition of the MDE Group, Inc. and Acertus Capital Management, LLC, each of Beacon Investment Advisory Services, Inc. and Acertus Capital Management, LLC will be investment advisers registered with the Securities and Exchange Commission. As such, they will be required to make certain filings with and be subject to periodic examination by, the Securities and Exchange Commission.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2014 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2014, the Bank had an unrecognized tax liability of $21.2 million with respect to this reserve.
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
Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, the Company had approximately $3,900,000 of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation.
Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
State Taxation
New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are currently subject to the corporate business tax (“CBT”) at 9% of apportioned taxable income.
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
Pennsylvania State Taxation. Due to the acquisition of Team Capital in the current year, the Bank is now subject to Pennsylvania Mutual Thrift Institutions Tax. Mutual thrift institutions tax is imposed at the rate of 11.5 percent on net taxable income of mutual thrift institutions in Pennsylvania, including savings banks without capital stock, building and loan associations, savings and loan associations, and savings institutions having capital stock.

Item 1A.    Risk Factors.
In the ordinary course of operating our business, we are exposed to a variety of risks inherent to the financial services industry. The following discusses the significant risk factors that could affect our business and operations. If any of the following conditions or events actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your investment in the Company’s common stock could decline, and you could lose all or a part of your investment in the Company’s common stock.
Historically low interest rates may adversely affect our net interest income and profitability.
The Federal Reserve Board continues to maintain interest rates at historically low levels through its targeted federal funds rate and until recently, the purchase of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability. In the event the Federal Reserve Board changes its current stance by increasing short-term rates and long-term rates remain low, we may experience a flattening or inverted yield curve that would negatively impact our net interest margin and earnings.
Changes in interest rates could adversely affect our results of operations and financial condition.
Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 4.0% or $9.8 million.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2014, our available for sale securities portfolio totaled $1.07 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.
We are also subject to prepayment and reinvestment risk related to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Decreases in interest rates can result in the prepayment or refinancing of loans and loans underlying mortgage related securities, resulting in accelerated cash flows subject to reinvestment at reduced market interest rates and increased premium amortization. Under these circumstances, we are subject to reinvestment risk to the extent that such prepayments cannot be reinvested at a profitable spread in excess of our funding costs. Increases in interest rates can result in reduced prepayments of loans and mortgage related securities, as borrowers retain existing loans to maintain lower borrowing costs.
We are subject to liquidity risk.
Liquidity risk is the potential that we will be unable to meet our obligations as they become due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis at a reasonable cost within acceptable risk tolerances. Liquidity is required to fund various obligations, including loan commitments to borrowers, loan originations, withdrawals by depositors, repayments of borrowings, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; the sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources.
Our access to funding sources in amounts adequate to finance our activities could be impaired by factors specific to us or the financial services industry in general. Factors detrimental to our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan quality reviews and credit risk ratings, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, or if delinquencies or non-accrual and non-performing loans increase, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income.
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
A downturn in the housing sector and related markets and elevated unemployment levels may adversely affect our business and financial results.
Our lending business and investments in mortgage-backed securities are tied in large part to the housing market. Lower home prices, a heightened level of foreclosures, the protracted foreclosure process or elevated unemployment levels would adversely impact the credit performance of real estate related loans and collateral values. These conditions could potentially cause a reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Such negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations, and could result in a decrease in our interest income and a material increase in our provision for loan losses.
Our commercial real estate, multi-family, and commercial loans expose us to increased lending risks.
A significant portion of our loan portfolio consists of commercial real estate, multi-family, commercial and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, commercial mortgage loans, multi-family loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.
Our continuing concentration of loans in our primary market area may increase our risk.
Our success is significantly affected by general economic conditions in northern and central New Jersey, and with the acquisition of Team Capital Bank in 2014, eastern Pennsylvania. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers mostly located in our primary markets. Consequently, a downturn in economic conditions in our local markets would have a significant impact on our loan portfolios, the ability of borrowers to repay their loans and the value of the collateral securing our loans. Adverse local economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, depressed real estate values and real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.
We target our business development and marketing strategy for loans to serve primarily the banking and financial services needs of small- to medium-sized businesses in northern and central New Jersey and eastern Pennsylvania. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
Risks associated with cyber-security could negatively affect our earnings.
The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.
We also rely on the integrity and security of a variety of third party processers, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.
Our customers are also the target of cyber attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.
The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
Because the financial services business involves a high volume of transactions, we face significant operational risks.
We operate in diverse market segments and rely on the ability of our employees, systems and third party providers to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, the occurrence of systems failures and disruptions, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets, the adequacy of our allowance for loan losses, and our management of risks posed by our reliance on third party vendors. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our operations.
The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.
The Dodd-Frank Act, among other things, created the Consumer Financial Protection Bureau, tightened capital standards and resulted in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act are still not known. However, we expect the legislation and implementing regulations may materially increase our operating and compliance costs.
Banks with assets in excess of $10 billion are subject to additional requirements imposed by the Dodd-Frank Act and its implementing regulations such as the imposition of higher FDIC premiums, reduced debit card interchange fees, enhanced risk management frameworks and stress testing, all of which increase operating costs and reduce earnings. As we approach $10 billion in assets, we will be required to incur additional costs to address these additional requirements.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. The final rules implementing these requirements, will increase the regulatory capital requirements applicable to the Bank. These final rules became effective on January 1, 2015, with certain aspects of the final rules being phased in through 2019.
Our risk management program may not be effective in mitigating risk and reducing the potential for significant losses.
Our risk management program is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring, modeling and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
We may fail to realize the anticipated benefits of a recently announced wealth management acquisition.
On January 5, 2015, we announced the proposed acquisition of The MDE Group, Inc. and Acertus Capital Management, LLC by Beacon Trust Company, our wholly owned subsidiary. The proposed acquisition remains subject to regulatory approvals. We anticipate completing the acquisition in the second quarter of 2015. The success of the proposed acquisition will depend on, among other things, our ability to combine the businesses of MDE/Acertus and Beacon Trust in a manner that does not materially disrupt the customer relationships of either company. If we are unable to successfully achieve this objective, the anticipated benefits of the proposed acquisition may not be realized fully or at all, or may take longer to realize than expected.
MDE/Acertus and Beacon Trust have operated and, until completion of the acquisition, will continue to operate, independently. It is possible that the integration process related to the proposed acquisition may result in the loss of key personnel, the disruption of our existing or the acquired business or inconsistencies in standards, controls, procedures and policies that may adversely impact its ability to maintain relationships with customers and employees, or to achieve the anticipated benefits of the proposed acquisition.
A general economic slowdown could adversely impact our wealth management fee income
A general economic slowdown could affect the value of the assets under management in our wealth management business resulting in lower fee income and the departure of clients to seeking alternative investment opportunities with other wealth managers.
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, investment advisers, wealth managers, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In particular, over the past decade, our local markets have experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market. Many of these competitors have substantially greater resources and lending limits than we do, and may offer certain deposit and loan pricing, services or credit criteria that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.
Acts of terrorism, severe weather and other external events could impact our ability to conduct business.
Our business is subject to risk from external events. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Northern New Jersey areas remain central targets for potential acts of terrorism. Additionally, severe weather-related events have adversely impacted customers in our market area, especially those in areas located near coastal waters and flood prone areas. Events such as these may become more common in the future and could cause significant damage, cause disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings could decline.
We record all assets acquired and liabilities assumed by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2014, goodwill totaling $392.8 million was not amortized but remains subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.
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
Property
At December 31, 2014, the Bank conducted business through 86 full-service branch offices located in Hudson, Bergen, Essex, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren counties in New Jersey, and in Bucks, Lehigh and Northampton counties in Pennsylvania. The aggregate net book value of premises and equipment was $93.0 million at December 31, 2014.
The Company’s executive offices are located in a leased facility at 239 Washington Street, Jersey City, New Jersey, which is also the Bank’s Main Office. The Bank’s administrative offices are located in a leased facility at 100 Wood Avenue South, Iselin, New Jersey.

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
As of February 2, 2015, there were 83,209,285 shares of the Company’s common stock issued and 65,313,288 shares outstanding, and approximately 5,520 stockholders of record.
The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as the cash dividends paid per common share during the periods indicated.

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$19.11	$16.38	$0.15	$15.10	$14.24	$0.13
Second Quarter	18.65	16.48	0.15	15.57	14.21	0.14
Third Quarter	17.50	16.37	0.15	17.83	15.60	0.14
Fourth Quarter	18.27	16.21	0.15	19.75	16.01	0.15
On January 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.16 per common share, which was paid on February 27, 2015, to common stockholders of record as of the close of business on February 13, 2015. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.
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

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2009 through December 31, 2014, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2009.
PROVIDENT FINANCIAL SERVICES, INC.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Provident Financial Services, Inc.	100.00	147.35	135.06	158.07	211.68	204.91
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Thrift	100.00	104.49	87.90	106.91	137.20	147.56

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2014 and the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2014 through October 31, 2014	181	18.23	181	3,450,755
November 1, 2014 through November 30, 2014	862	$18.04	862	3,449,893
December 1, 2014 through December 31, 2014	—	—	—	3,449,893
Total	1,043	$18.07	1,043

(1)
On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date. All shares were repurchased pursuant to the seventh general repurchase program.

(2)
On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which will commence upon completion of the seventh repurchase program. The repurchase program has no expiration date.

Common stock repurchases for the three months ended December 31, 2014 were made in connection with employee income tax withholding on stock-based compensation.

Item 6.	Selected Financial Data
The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$8,523,377	$7,487,328	$7,283,695	$7,097,403	$6,824,528
Loans, net(1)	6,023,771	5,130,149	4,834,351	4,579,158	4,341,091
Investment securities held to maturity	469,528	357,500	359,464	348,318	346,022
Securities available for sale	1,074,395	1,157,594	1,264,002	1,376,119	1,378,927
Deposits	5,792,523	5,202,471	5,428,271	5,156,597	4,877,734
Borrowed funds	1,509,851	1,203,879	803,264	920,180	969,683
Stockholders’ equity	1,144,099	1,010,753	981,246	952,477	921,687

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Operations Data:
Interest income	$279,361	$252,777	$262,259	$275,719	$286,534
Interest expense	40,472	36,767	44,922	59,729	77,569
Net interest income	238,889	216,010	217,337	215,990	208,965
Provision for loan losses	4,650	5,500	16,000	28,900	35,500
Net interest income after provision for loan losses	234,239	210,510	201,337	187,090	173,465
Non-interest income	41,168	44,153	43,613	32,542	31,552
Non-interest expense	169,991	148,763	148,828	142,446	138,748
Income before income tax expense	105,416	105,900	96,122	77,186	66,269
Income tax expense	31,785	35,366	28,855	19,842	16,564
Net income	$73,631	$70,534	$67,267	$57,344	$49,705
Earnings per share:
Basic earnings per share	$1.22	$1.23	$1.18	$1.01	$0.88
Diluted earnings per share	$1.22	$1.23	$1.18	$1.01	$0.88

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.92%	0.97%	0.94%	0.83%	0.73%
Return on average equity	6.75	7.08	6.88	6.09	5.46
Average net interest rate spread	3.18	3.19	3.25	3.33	3.27
Net interest margin(2)	3.30	3.31	3.38	3.49	3.45
Average interest-earning assets to average interest-bearing liabilities	1.22	1.22	1.19	1.16	1.14
Non-interest income to average total assets	0.51	0.61	0.61	0.47	0.47
Non-interest expenses to average total assets	2.11	2.05	2.08	2.07	2.05
Efficiency ratio(3)	60.70	57.18	57.03	57.31	57.69
Asset Quality Ratios:
Non-performing loans to total loans	0.88%	1.48%	2.02%	2.63%	2.21%
Non-performing assets to total assets	0.69	1.10	1.53	1.91	1.47
Allowance for loan losses to non-performing loans	114.63	84.32	71.07	60.67	70.66
Allowance for loan losses to total loans	1.01	1.24	1.43	1.60	1.56
Capital Ratios:
Leverage capital(4)	9.21%	9.42%	8.93%	8.74%	8.57%
Total risk based capital(4)	12.06	12.89	12.68	12.80	13.00
Average equity to average assets	13.06	14.14	13.93	14.05	14.26
Other Data:
Number of full-service offices	86	77	78	82	81
Full time equivalent employees	967	886	884	906	899

(1)	Averages presented are daily averages.

(2)	Net interest income divided by average interest earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Efficiency Ratio Calculation:	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
Net interest income	$238,889	$216,010	$217,337	$215,990	$208,965
Non-interest income	41,168	44,153	43,613	32,542	31,552
Total income	$280,057	$260,163	$260,950	$248,532	$240,517
Non-interest expense	$169,991	$148,763	$148,828	$142,446	$138,748
Expense/income	60.70%	57.18%	57.03%	57.31%	57.69%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
On January 15, 2003, the Company became the holding company for the Bank, following the completion of the conversion of the Bank to a New Jersey-chartered capital stock savings bank. The Company issued an aggregate of 59,618,300 shares of its common stock in a subscription offering to eligible depositors. Concurrent with the conversion, the Company contributed an additional 1,920,000 shares of its common stock and $4.8 million in cash to The Provident Bank Foundation, a charitable foundation established by the Bank.
The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 86 full-service branches throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania.
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
In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2014, these commercial loan types accounted for 69.4% of the loan portfolio and retail loans accounted for 30.6%. The Company intends to continue to diversify the loan portfolio and to focus on commercial real estate, multi-family and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of all savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2014, core deposits were 85.7% of total deposits.
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

Acquisitions
On October 31, 2014, Beacon acquired the fiduciary account relationships of a bank in Suffolk County, New York. On January 5, 2015, Beacon announced the signing of a definitive agreement to acquire the assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC, both Morristown, New Jersey based registered investment advisers under common ownership. The transaction is currently awaiting regulatory approval from the New Jersey Department of Banking and Insurance and the satisfaction of customary closing conditions.
On May 30, 2014, the Company completed its acquisition of Team Capital Bank ("Team Capital"), which after purchase accounting adjustments added $964.0 million to total assets, $631.2 million to loans, and $769.9 million to deposits. Total consideration paid for Team Capital was $115.1 million: $31.6 million in cash and 4.9 million shares of common stock valued at $83.5 million on the acquisition date. Team Capital was merged with and into the Company's subsidiary, The Provident Bank as of the close of business on the date of acquisition. The merger added twelve branches to The Provident Bank branch network, with five branches in Pennsylvania and seven in New Jersey.
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
Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2014, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, certain GVA percentages applied to residential mortgage, commercial, multi-family and commercial mortgage loans were reduced to reflect the decrease in the historical loss experience and improvements in qualitative factors. In addition, GVA percentages for marine loans were increased due to historical loss experience.
During the fourth quarter of 2014, management made certain changes and enhancements to its process and controls over measuring the GVA portion of the allowance for loan losses. In connection with its periodic risk assessment and monitoring process, the Company re-evaluated a number of assumptions supporting the methodology including the look-back period used to evaluate the historical loss factors for its portfolios, as well as performing a study of its loss emergence period ("LEP") data. As a result of this review, management updated a number of assumptions, including lengthening its LEP given continued improvements in market conditions. Given these changes to the quantitative methodology, management reassessed its qualitative and environmental factors to align with the revised model assumptions. The result of these changes was to allocate a greater portion of the allowance to the quantitative component of the GVA and less to the qualitative component. The changes had no impact on the overall allowance.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the audited consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. Turmoil in the credit markets resulted in a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, no other-than-temporary securities impairment loss was incurred in 2014 and 2012, while in 2013, the Company recognized an other-than-temporary securities impairment loss of $434,000.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At December 31, 2014, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2014, 2013 and 2012. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$21,548	$53	0.25%	$15,240	$38	0.25%	$32,200	$81	0.25%
Federal funds sold and short-term investments	1,398	—	0.02	1,560	1	0.04	1,439	1	0.09
Investment securities(1)	420,161	12,263	2.91	353,639	10,987	3.11	351,981	11,808	3.35
Securities available for sale	1,131,496	23,998	2.12	1,188,253	23,567	1.98	1,348,376	27,327	2.03
Federal Home Loan Bank Stock	63,697	2,477	3.89	44,127	1,683	3.81	39,137	1,814	4.63
Net loans(2)	5,599,586	240,570	4.30	4,922,245	216,501	4.40	4,658,422	221,228	4.75
Total interest-earning assets	7,237,886	279,361	3.86	6,525,064	252,777	3.87	6,431,555	262,259	4.08
Non-interest earning assets	806,296			739,168			739,386
Total assets	$8,044,182			$7,264,232			$7,170,941
Interest-bearing liabilities:
Savings deposits	$2,812,451	7,733	0.27%	$928,245	960	0.10%	$901,398	1,449	0.16%
Demand deposits	963,807	938	0.10	2,652,419	7,456	0.28	2,581,802	10,292	0.40
Time deposits	818,753	6,661	0.81	878,413	9,615	1.09	1,041,533	13,607	1.31
Borrowed funds	1,338,463	25,140	1.88	908,778	18,736	2.06	864,728	19,574	2.26
Total interest-bearing liabilities	5,933,474	40,472	0.68	5,367,855	36,767	0.68	5,389,461	44,922	0.83
Non-interest bearing liabilities	1,019,328			900,364			803,722
Total liabilities	6,952,802			6,268,219			6,193,183
Stockholders’ equity	1,091,380			996,013			977,758
Total liabilities and equity	$8,044,182			$7,264,232			$7,170,941
Net interest income		$238,889			$216,010			$217,337
Net interest rate spread			3.18%			3.19%			3.25%
Net interest earning assets	$1,304,412			$1,157,209			$1,042,094
Net interest margin(3)			3.30%			3.31%			3.38%
Ratio of interest-earning assets to total interest-bearing liabilities	1.22x			1.22x			1.19x

(1)	Average outstanding balance amounts are at amortized cost.

(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.

(3)	Net interest income divided by average interest-earning assets.

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

	Years Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$14	$—	$14	$(43)	$—	$(43)
Investment securities	1,972	(696)	1,276	55	(876)	(821)
Securities available for sale	(1,157)	1,588	431	(3,186)	(574)	(3,760)
Federal Home Loan Bank Stock	760	34	794	214	(345)	(131)
Loans	29,200	(5,131)	24,069	12,127	(16,854)	(4,727)
Total interest-earning assets	30,789	(4,205)	26,584	9,167	(18,649)	(9,482)
Interest-bearing liabilities:
Savings deposits	36	(58)	(22)	42	(531)	(489)
Demand deposits	442	(165)	277	274	(3,110)	(2,836)
Time deposits	(618)	(2,336)	(2,954)	(1,962)	(2,030)	(3,992)
Borrowed funds	8,196	(1,792)	6,404	965	(1,803)	(838)
Total interest-bearing liabilities	8,056	(4,351)	3,705	(681)	(7,474)	(8,155)
Net interest income	$22,733	$146	$22,879	$9,848	$(11,175)	$(1,327)
Comparison of Financial Condition at December 31, 2014 and December 31, 2013
Total assets increased $1.04 billion, or 13.8%, to $8.52 billion at December 31, 2014, from $7.49 billion at December 31, 2013, primarily due to the addition of $964.0 million of total assets from the Team Capital acquisition.
Total loans increased $890.7 million, or 17.1%, to $6.09 billion at December 31, 2014, from $5.19 billion at December 31, 2013, which included $631.4 million of loans acquired from Team Capital. For the year ended December 31, 2014, loan originations totaling $1.79 billion and loan purchases of $130.5 million were partially offset by repayments of $1.67 billion and loan sales of $12.6 million. Commercial loans increased $331.4 million to $1.26 billion at December 31, 2014, compared to $932.2 million at December 31, 2013, commercial real estate loans increased $295.2 million to $1.70 billion at December 31, 2014, compared to $1.40 billion at December 31, 2013, multi-family loans increased $113.3 million to $1.04 billion at December 31, 2014, compared to $928.9 million at December 31, 2013, residential mortgage loans increased $78.5 million to $1.25 billion at December 31, 2014, compared to $1.17 billion at December 31, 2013, construction loans increased $37.8 million to $221.1 million at December 31, 2014, compared to $183.3 million at December 31, 2013 and consumer loans increased $34.0 million to $611.6 million at December 31, 2014, compared to $577.6 million at December 31, 2013.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $4.22 billion, accounting for 69.4% of the loan portfolio at December 31, 2014, compared to $3.45 billion, or 66.3% of the loan portfolio at December 31, 2013. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.86 billion and accounted for 30.6% of the loan portfolio at December 31, 2014, compared to $1.75 billion, or 33.7%, of the loan portfolio at December 31, 2013.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis.

The balance of these “Alt-A” loans at December 31, 2014 was $6.8 million. Of this total, 5 loans totaling $885,000 were 90 days or more delinquent. General valuation reserves of 5.5%, or $49,000, were allocated to these loans at December 31, 2014.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $95.4 million and $46.6 million, respectively, at December 31, 2014. At December 31, 2014, no SNC relationships were classified as substandard.
The Company had outstanding junior lien mortgages totaling $266.8 million at December 31, 2014. Of this total, 25 loans totaling $2.0 million were 90 days or more delinquent. General valuation reserves of 10%, or $203,000, were allocated to these loans at December 31, 2014.
At December 31, 2014, the Company had outstanding indirect marine loans totaling $26.9 million. Of this total, 2 loans totaling $419,000 were 90 days or more delinquent. General valuation reserves of 72%, or $302,000, were allocated to these loans at December 31, 2014. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The allowance for loan losses decreased $2.9 million to $61.7 million at December 31, 2014, as a result of net charge-offs of $7.6 million, partially offset by provisions for loan losses of $4.7 million during 2014. The reduction in the allowance for loan losses was a function of an improvement in the weighted average risk rating of the loan portfolio, a decline in delinquencies, non-performing loan resolutions and reduced non-performing loan formation resulting in continued net outflows. Total non-performing loans at December 31, 2014 were $53.9 million, or 0.88% of total loans, compared with $76.7 million, or 1.48% of total loans at December 31, 2013. At December 31, 2014, impaired loans totaled $85.4 million with related specific reserves of $7.1 million, compared with impaired loans totaling $106.4 million with related specific reserves of $10.2 million at December 31, 2013. Within total impaired loans, there were $20.9 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2014, the Company’s allowance for loan losses was 1.01% of total loans, compared with 1.24% of total loans at December 31, 2013. The decline in the loan coverage ratio from December 31, 2013, was largely attributable to the recording of Team Capital loans at fair value at the date of acquisition, with no corresponding allowance.
Non-performing commercial loans decreased $9.9 million, to $12.3 million at December 31, 2014, from $22.2 million at December 31, 2013. Non-performing commercial loans at December 31, 2014 consisted of 24 loans. The largest non-performing commercial loan relationship consisted of five loans to a power systems manufacturer with total outstanding balances of $7.1 million at December 31, 2014. Contractual payments on four of these loans, based upon modified terms, were current at December 31, 2014. One loan with a balance of $1.0 million matured on January 31, 2012 and is presently in default.
The Company had no non-performing construction loans at December 31, 2014, compared to $8.4 million at December 31, 2013. The decline during the year was due to a single construction loan on a Class A office building which was upgraded to performing status based upon an increase in tenant occupancy.
Non-performing residential mortgage loans decreased $5.8 million to $17.2 million at December 31, 2014, from $23.0 million at December 31, 2013. Gross charge-offs of residential loans were $3.2 million for the year ended December 31, 2014.
Non-performing commercial mortgage loans increased $1.4 million to $20.0 million at December 31, 2014, from $18.7 million at December 31, 2013. At December 31, 2014, the Company held 16 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $12.3 million loan secured by a first mortgage on a 200,000 square foot office/industrial building located in Eatontown, New Jersey, which has been negatively impacted by the loss of a major tenant that relied upon contracts with the Federal government. The loan was previously restructured and matured on June 1, 2014. The loan maturity was not extended and the loan is presently in default. There is no contractual commitment to advance additional funds to this borrower.
At December 31, 2014, the Company held $5.1 million of foreclosed assets, compared with $5.5 million at December 31, 2013. Foreclosed assets at December 31, 2014 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted primarily of $2.3 million of residential properties, $2.7 million of commercial real estate and $60,000 of marine vessels at December 31, 2014.
Non-performing assets totaled $59.0 million, or 0.69% of total assets at December 31, 2014, compared to $82.2 million, or 1.10% of total assets at December 31, 2013. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million during the year ended December 31, 2014. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2014 and 2013 was not material.
Total deposits increased $590.1 million, or 11.3%, during the year ended December 31, 2014 to $5.79 billion from $5.20 billion at December 31, 2013. The increase in total deposits was primarily due to $769.9 million of deposits acquired from Team

Capital, partially offset by a decrease in retail time deposits. Core deposits, consisting of savings and all demand deposit accounts, increased $571.1 million, or 13.0%, to $4.97 billion at December 31, 2014. Within the core deposit category, non-interest bearing demand deposits increased $184.4 million to $1.05 billion at December 31, 2014. The Company continued to develop core deposit relationships, while strategically permitting the run-off of higher-costing retail time deposits. Core deposits represented 85.7% of total deposits at December 31, 2014, compared to 84.5% at December 31, 2013.
Borrowed funds increased $306.0 million, or 25.4% during the year ended December 31, 2014, to $1.51 billion, as longer-term wholesale funding was added to mitigate interest rate risk. Borrowed funds represented 17.7% of total assets at December 31, 2014, an increase from 16.1% at December 31, 2013.
Total stockholders’ equity increased $133.3 million to $1.14 billion at December 31, 2014, from $1.01 billion at December 31, 2013. This increase was a result of $83.5 million of common stock issued for the purchase of Team Capital, net income of $73.6 million, the allocation of shares to stock-based compensation plans of $10.4 million, other comprehensive income of $4.9 million and the reissuance of shares for the dividend reinvestment program of $1.3 million, partially offset by cash dividends of $36.1 million and common stock repurchases of $4.4 million.
Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013
General. Net income for the year ended December 31, 2014 was $73.6 million, compared to $70.5 million for the year ended December 31, 2013. Basic and diluted earnings per share were $1.22 for the year ended December 31, 2014, compared to basic and diluted earnings per share of $1.23 for 2013. Operating results for year ended December 31, 2014 included non-recurring items associated with the acquisition of Team Capital Bank of $3.9 million, net of taxes. Additionally, earnings for the year ended December 31, 2014 were impacted by a $788,000, net of tax, non-cash charge due to the recognition of a pro rata portion of unrealized losses related to lump sum distributions from the Company's previously frozen pension plan. Net income for the year ended December 31, 2013 included the non-core write-off of a deferred tax asset related to expired non-qualified stock options issued shortly after the Company's 2003 initial public offering. The write-off in 2013 of the related $3.9 million deferred tax asset resulted in a $3.2 million charge to income tax expense and a $735,000 charge to equity in the third quarter of 2013.
Net Interest Income. Net interest income increased $22.9 million to $238.9 million for 2014, from $216.0 million for 2013. The average interest rate spread declined 1 basis point to 3.18% for 2014, from 3.19% for 2013. The net interest margin decreased 1 basis point to 3.30% for 2014, compared to 3.31% for 2013. For the year ended December 31, 2014, net interest income was favorably impacted by the assets acquired from Team Capital and growth in non-interest bearing demand deposits, which was mitigated by compression in the net interest margin.
Interest income increased $26.6 million, or 10.5%, to $279.4 million for 2014, compared to $252.8 million for 2013. The increase in interest income was attributable to an increase in average earning asset balances, partially offset by a decrease in the yield on average earning assets. Average interest-earning assets increased $712.8 million, or 10.9%, to $7.24 billion for 2014, compared to $6.53 billion for 2013. The average outstanding loan balances increased $677.3 million, or 13.8%, to $5.60 billion for 2014 from $4.92 billion for 2013, the average balance of securities available for sale decreased $56.8 million, or 4.8%, to $1.13 billion for 2014, compared to $1.19 billion for 2013, and the average balance of investment securities held to maturity increased $66.5 million, or 18.8%, to $420.2 million for 2014, compared to $353.6 million for 2013. The yield on interest-earning assets decreased 1 basis point to 3.86% for 2014, from 3.87% for 2013, with a reduction in the weighted average yield on total loans partially offset by an increase in the weighted average yield on total securities.
Interest expense increased $3.7 million, or 10.1%, to $40.5 million for 2014, from $36.8 million for 2013. The increase in interest expense was attributable to an increase in average borrowings, which funded a portion of the growth in average interest-earning assets, partially offset by a shift in the funding composition to lower-costing core deposits from time deposits and a reduction in the average cost of borrowings. Also offsetting the increase in interest expense was a $120.5 million, or 14.4% increase in average non-interest bearing demand deposits to $959.8 million for 2014, from $839.3 million for 2013. The average rate paid on interest-bearing liabilities remained unchanged at 0.68% for 2014, compared to 2013. The average rate paid on interest-bearing deposits decreased 7 basis points to 0.33% for 2014, from 0.40% for 2013. The average rate paid on borrowings decreased 18 basis points to 1.88% for 2014, from 2.06% for 2013. The average balance of interest-bearing liabilities increased $565.6 million to $5.93 billion for 2014, compared to $5.37 billion for 2013. Average interest-bearing deposits increased $135.9 million, or 3.05%, to $4.60 billion for 2014, from $4.46 billion for 2013. Within average interest-bearing deposits, average interest-bearing core deposits increased $195.6 million, or 5.5%, for 2014, compared with 2013, while average time deposits decreased $59.7 million, or 6.79%, for 2014, compared with 2013. Average outstanding borrowings increased $429.7 million, or 47.3%, to $1.34 billion for 2014, compared with $908.8 million for 2013.
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
The provision for loan losses was $4.7 million in 2014, compared to $5.5 million in 2013. The decrease in the provision for loan losses was primarily attributable to a decline in non-performing loan formation and an improvement in the weighted average credit risk ratings of the loan portfolio. Net charge-offs for 2014 were $7.6 million, compared to $11.2 million for 2013. Total charge-offs for the year ended December 31, 2014 were $10.9 million, compared to $14.4 million for the year ended December 31, 2013. Recoveries for the year ended December 31, 2014, were $3.3 million, compared to $3.2 million for the year ended December 31, 2013. The allowance for loan losses at December 31, 2014 was $61.7 million, or 1.01% of total loans, compared to $64.7 million, or 1.24% of total loans at December 31, 2013. In addition to improvements in asset quality, the reduction in the ratio for allowance for loan losses to loans reflects the acquisition of loans from Team Capital at fair value. At December 31, 2014, non-performing loans as a percentage of total loans were 0.88%, compared to 1.48% at December 31, 2013. Non-performing assets as a percentage of total assets were 0.69% at December 31, 2014, compared to 1.10% at December 31, 2013. At December 31, 2014, non-performing loans were $53.9 million, compared to $76.7 million at December 31, 2013, and non-performing assets were $59.0 million at December 31, 2014, compared to $82.2 million at December 31, 2013.
Non-Interest Income. For the year ended December 31, 2014, non-interest income totaled $41.2 million, a decrease of $3.0 million, or 6.8%, compared to 2013. Fee income decreased $2.7 million, to $31.3 million for the year ended December 31, 2014, compared to 2013, largely due to a $4.0 million decrease in prepayment fees on commercial loans, partially offset by a $1.4 million increase in wealth management income. BOLI income decreased $963,000 for the year ended December 31, 2014, principally due to lower death benefits recognized in the year ended December 31, 2014, compared to 2013, partially offset by income recognized on BOLI assets acquired from Team Capital. Also contributing to the decline in non-interest income, net gains on securities transactions for the year ended December 31, 2014 declined $745,000 as compared to 2013. These decreases were partially offset by a $989,000 increase in other income for the year ended December 31, 2014, compared with 2013, primarily due to a $486,000 gain recognized on the prepayment of FHLB borrowings acquired from Team Capital, and a $787,000 gain recognized on loan level interest rate swap transactions, partially offset by a reduction in gains on loan sales. Additionally, for the year ended December 31, 2013, the Company recognized a $434,000 other-than-temporary impairment charge related to an investment in a non-Agency mortgage-backed security.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2014 was $170.0 million, an increase of $21.2 million from the year ended December 31, 2013. Non-interest expense for the year ended December 31, 2014 included $6.6 million of non-recurring costs related to the acquisition of Team Capital. Compensation and benefits expense increased $9.2 million to $92.2 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to increased salary expense, $1.7 million of severance and retention expense associated with Team Capital, $1.3 million of pension costs associated with lump-sum pension distributions made to vested terminated employees and increased stock-based compensation. Net occupancy costs increased $3.4 million, to $24.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, principally due to additional facilities costs related to Team Capital, increased seasonal maintenance expense in the first quarter of 2014 related to the harsh winter conditions and increased depreciation expense. Other operating expenses increased $3.3 million to $27.7 million for the year ended December 31, 2014, compared to $24.5 million for the same period in 2013, primarily due to non-recurring professional services and customer communication costs related to the Team Capital acquisition. In addition, data processing expense increased $3.1 million to $13.7 million for the year ended December 31, 2014, compared to $10.6 million for the same period in 2013, principally due to $2.4 million of non-recurring core system contract termination costs related to the Team Capital acquisition and increased software maintenance and telecommunication expenses. The amortization of intangibles increased $1.1 million for the year ended December 31, 2014, compared with the same period in 2013, primarily due to increases in the core deposit intangible amortization related to the Team Capital acquisition, while advertising and promotion expense increased $1.1 million, largely due to post-merger promotional activities within the former Team Capital marketplace.
Income Tax Expense. For the year ended December 31, 2014, the Company’s income tax expense was $31.8 million, compared with $35.4 million, for the same period in 2013. The Company’s effective tax rate was 30.2% for the year ended December 31, 2014, compared with 33.4% for the year ended December 31, 2013. The decreases in income tax expense and the effective tax rate were principally due to a $3.2 million charge associated with the write-off of a deferred tax asset related to expired non-qualified stock options in 2013.
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
Income Tax Expense. For the year ended December 31, 2013, the Company’s income tax expense was $35.4 million, compared with $28.9 million, for the same period in 2012. The increase in income tax expense for the year ended December 31, 2013 was primarily attributable to a $3.2 million charge associated with the write-off of a deferred tax asset related to expired non-qualified stock options in the third quarter of 2013, and growth in pre-tax income from taxable sources. The Company’s effective tax rate was 33.4% for the year ended December 31, 2013, compared with 30.0% for the year ended December 31, 2012
Liquidity and Capital Resources
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
Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2014 and 2013, loan repayments totaled $1.65 billion and $1.47 billion, respectively.
One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $1.94 billion for the year ended December 31, 2014, compared to $1.81 billion for the year ended December 31, 2013. Purchases for the investment portfolio totaled $137.2 million for the year ended December 31, 2014, compared to $401.3 million for the year ended December 31, 2013.
At December 31, 2014, the Bank had outstanding loan commitments to borrowers of $1.21 billion, including undisbursed home equity lines and personal credit lines of $343.1 million. Total deposits increased $590.1 million for the year ended December 31, 2014, which included deposits acquired from Team Capital. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $568.5 million at December 31, 2014. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.

As of December 31, 2014, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2014, the Bank’s leverage (Tier 1) capital ratio was 8.38%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2014, the Bank’s total risk-based capital ratio was 11.98%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2014, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$1,180,626	$501,629	$328,173	$61,783	$289,041
Letters of credit	27,983	11,563	16,170	82	168
Total Off-Balance Sheet	1,208,609	513,192	344,343	61,865	289,209
Contractual Obligations:
Operating leases	42,267	6,521	12,415	10,444	12,887
Certificate of deposits	825,689	568,462	152,317	100,080	4,830
Total Contractual Obligations	867,956	574,983	164,732	110,524	17,717
Total	$2,076,565	$1,088,175	$509,075	$172,389	$306,926
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $1.21 billion at December 31, 2014, an increase of $298.5 million, or 32.8%, from $910.1 million at December 31, 2013.
Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases that were entered into in 2014 and that settled in 2015. There was one securities purchase of $139,000 that was entered into in 2013 and that settled in 2014. Total contractual obligations at December 31, 2014 were $868.0 million, an increase of $16.9 million, or 2.0%, compared to $851.0 million at December 31, 2013. Contractual obligations under operating leases decreased $2.0 million, or 4.5%, to $42.3 million at December 31, 2014, from $44.3 million at December 31, 2013, and certificate of deposit accounts increased $18.9 million, or 2.3%, to $825.7 million at December 31, 2014, from $806.8 million at December 31, 2013.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 14.3% at December 31, 2014, compared to 15.5% at December 31, 2013. Certificate of deposit accounts are generally short-term. As of December 31, 2014, 68.8% of all certificates of deposit had maturities of one year or less compared to 65.7% at December 31, 2013. The Company’s ability to retain maturing certificate of deposit accounts is reliant upon remaining competitively priced within the marketplace. The Company’s pricing strategy may vary depending upon funding needs and the

Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB of New York during periods of pricing dislocation.
Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2014.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	243,499	(3,463)	(1.4)
Static	246,962	—	—
+100	243,835	(3,127)	(1.3)
+200	240,184	(6,778)	(2.7)
+300	237,181	(9,781)	(4.0)

The above table indicates that as of December 31, 2014, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 4.0%, or $9.8 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 1.4%, or $3.5 million decrease in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2014.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,365,629	54,838	4.2	15.5	3.1
Flat	1,310,791	—	—	15.1	—
+100	1,274,328	(36,463)	(2.8)	14.8	(1.9)
+200	1,224,772	(86,019)	(6.6)	14.4	(4.7)
+300	1,164,074	(146,717)	(11.2)	13.8	(8.4)

The preceding table indicates that as of December 31, 2014, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 11.2%, or $146.7 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 4.2%, or $54.8 million increase in the present value of equity.
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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

(2)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(6)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2014 and 2013

(2)	Condensed Statement of Income for the years ended December 31, 2014, 2013 and 2012

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Short Hills, New Jersey
March 2, 2015

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited Provident Financial Services, Inc.’s and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Short Hills, New Jersey
March 2, 2015

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2014 and 2013
(Dollars in Thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$102,484	$100,053
Short-term investments	1,278	1,171
Total cash and cash equivalents	103,762	101,224
Securities available for sale, at fair value	1,074,395	1,157,594
Investment securities held to maturity (fair value of $482,473 and $355,913 at December 31, 2014 and December 31, 2013, respectively)	469,528	357,500
Federal Home Loan Bank Stock	69,789	58,070
Loans	6,085,505	5,194,813
Less allowance for loan losses	61,734	64,664
Net loans	6,023,771	5,130,149
Foreclosed assets, net	5,098	5,486
Banking premises and equipment, net	92,990	66,448
Accrued interest receivable	25,228	22,956
Intangible assets	404,422	356,432
Bank-owned life insurance	177,712	150,511
Other assets	76,682	80,958
Total assets	$8,523,377	$7,487,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$3,971,487	$3,473,724
Savings deposits	995,347	921,993
Certificates of deposit of $100,000 or more	342,072	270,631
Other time deposits	483,617	536,123
Total deposits	5,792,523	5,202,471
Mortgage escrow deposits	21,649	20,376
Borrowed funds	1,509,851	1,203,879
Other liabilities	55,255	49,849
Total liabilities	7,379,278	6,476,575
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,285 shares issued and 64,905,905 shares outstanding at December 31, 2014, and 83,209,285 shares issued and 59,917,649 shares outstanding at December 31, 2013, respectively	832	832
Additional paid-in capital	995,053	1,026,144
Retained earnings	465,276	427,763
Accumulated other comprehensive income	29	(4,851)
Treasury stock	(271,779)	(390,380)
Unallocated common stock held by the Employee Stock Ownership Plan	(45,312)	(48,755)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,113)	(7,205)
Deferred compensation—Directors’ Deferred Fee Plan	7,113	7,205
Total stockholders’ equity	1,144,099	1,010,753
Total liabilities and stockholders’ equity	$8,523,377	$7,487,328

See accompanying notes to consolidated financial statements.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands, except share data)

	Years ended December 31,
	2014	2013	2012
Interest income:
Real estate secured loans	$166,700	$152,429	$155,078
Commercial loans	50,115	40,428	40,942
Consumer loans	23,755	23,644	25,208
Securities available for sale and Federal Home Loan Bank stock	26,475	25,250	29,141
Investment securities held to maturity	12,263	10,987	11,808
Deposits, Federal funds sold and other short-term investments	53	39	82
Total interest income	279,361	252,777	262,259
Interest expense:
Deposits	15,332	18,031	25,348
Borrowed funds	25,140	18,736	19,574
Total interest expense	40,472	36,767	44,922
Net interest income	238,889	216,010	217,337
Provision for loan losses	4,650	5,500	16,000
Net interest income after provision for loan losses	234,239	210,510	201,337
Non-interest income:
Fees	31,345	34,045	30,336
Bank-owned life insurance	5,633	6,596	5,276
Other-than-temporary impairment losses on securities	—	(434)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—
Net impairment losses on securities recognized in earnings	—	(434)	—
Net gain on securities transactions	251	996	4,497
Other income	3,939	2,950	3,504
Total non-interest income	41,168	44,153	43,613
Non-interest expense:
Compensation and employee benefits	92,218	83,000	79,814
Net occupancy expense	23,958	20,560	20,487
Data processing expense	13,667	10,550	10,318
FDIC Insurance	4,662	4,678	5,095
Advertising and promotion expense	5,008	3,890	4,139
Amortization of intangibles	2,757	1,624	2,466
Other operating expenses	27,721	24,461	26,509
Total non-interest expenses	169,991	148,763	148,828
Income before income tax expense	105,416	105,900	96,122
Income tax expense	31,785	35,366	28,855
Net income	$73,631	$70,534	$67,267
Basic earnings per share	$1.22	$1.23	$1.18
Average basic shares outstanding	60,388,398	57,236,909	57,145,868
Diluted earnings per share	$1.22	$1.23	$1.18
Average diluted shares outstanding	60,562,070	57,361,443	57,199,804
See accompanying notes to consolidated financial statements

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$73,631	$70,534	$67,267
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	10,692	(19,428)	1,810
Reclassification adjustment for gains included in net income	(150)	(589)	(2,660)
Total	10,542	(20,017)	(850)
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	—
Reclassification adjustment for impairment losses included in net income	—	257	—
Total	—	257	—
Amortization related to post-retirement obligations	(5,662)	7,193	(1,005)
Total other comprehensive income (loss)	4,880	(12,567)	(1,855)
Total comprehensive income	$78,511	$57,967	$65,412

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2011	$832	$1,019,253	$363,011	$9,571	$(384,725)	$(55,465)	$(7,390)	$7,390	$952,477
Net income	—	—	67,267	—	—	—	—	—	67,267
Other comprehensive income, net of tax	—	—	—	(1,855)	—	—	—	—	$(1,855)
Cash dividends paid	—	—	(40,729)	—	—	—	—	—	(40,729)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(9,424)	—	—	—	(9,424)
Shares issued dividend reinvestment plan	—	(1,755)	—	—	7,845	—	—	—	6,090
Option exercises	—	(6)	—	—	34	—	—	—	28
Allocation of ESOP shares	—	(452)	—	—	—	3,377	—	—	2,925
Allocation of SAP shares	—	4,015	—	—	—	—	—	—	4,015
Allocation of stock options	—	452	—	—	—	—	—	—	452
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012—(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	70,534	—	—	—	—	—	70,534
Other comprehensive income, net of tax	—	—	—	(12,567)	—	—	—	—	(12,567)
Cash dividends paid	—	—	(32,320)	—	—	—	—	—	(32,320)
Distributions from DDFP	—	—	—	—	—	—	93	(93)	—
Purchases of treasury stock	—	—	—	—	(5,899)	—	—	—	(5,899)
Shares issued dividend reinvestment plan	—	(57)	—	—	1,301	—	—	—	1,244
Option exercises	—	(134)	—	—	488	—	—	—	354
Allocation of ESOP shares	—	(15)	—	—	—	3,333	—	—	3,318
Allocation of SAP shares	—	4,546	—	—	—	—	—	—	4,546
Allocation of stock options	—	297	—	—	—	—	—	—	297
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012—(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	73,631	—	—	—	—	—	73,631
Other comprehensive income, net of tax	—	—	—	4,880	—	—	—	—	4,880
Cash dividends paid	—	—	(36,118)	—	—	—	—	—	(36,118)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(4,420)	—	—	—	(4,420)
Treasury shares issued to finance acquisition	—	(962)	—	—	84,479	—	—	—	83,517
Shares issued dividend reinvestment plan	—	—	—	—	1,336	—	—	—	1,336
Option exercises	—	(49)	—	—	166	—	—	—	117
Allocation of ESOP shares	—	107	—	—	—	3,443	—	—	3,550
Allocation of SAP shares	—	6,555	—	—	—	—	—	—	6,555
Reclassification of Stock awards	—	(32,787)	—	—	32,787	—	—	—	—
Allocation of Treasury Shares	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	298	—	—	—	—	—	—	298
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$73,631	$70,534	$67,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,133	8,776	9,327
Provision for loan losses	4,650	5,500	16,000
Deferred tax expense (benefit)	3,666	5,531	(1,134)
Increase in cash surrender value of Bank-owned Life Insurance	(5,633)	(6,596)	(5,276)
Net amortization of premiums and discounts on securities	10,461	12,942	16,545
Accretion of net deferred loan fees	(3,364)	(3,877)	(3,493)
Amortization of premiums on purchased loans	694	1,286	1,694
Net increase in loans originated for sale	(12,609)	(30,977)	(36,723)
Proceeds from sales of loans originated for sale	14,018	32,447	38,684
Proceeds from sales of foreclosed assets	6,494	13,686	16,484
ESOP expense	2,654	2,559	2,030
Allocation of stock award shares	6,359	4,869	3,658
Allocation of stock options	298	297	452
Net gain on sale of loans	(1,409)	(1,470)	(1,961)
Net gain on securities available for sale	(251)	(996)	(4,497)
Impairment charge on securities	—	434	—
Net gain on sale of premises and equipment	(5)	(42)	(633)
Net (gain) loss on sale of foreclosed assets	(516)	(403)	75
Contribution to pension plan	—	—	(4,113)
Decrease in accrued interest receivable	787	1,046	651
Increase in other assets	(22,379)	(16,325)	(9,228)
Increase in other liabilities	7,721	173	2,482
Net cash provided by operating activities	96,400	99,394	108,291
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	41,057	97,974	77,207
Purchases of investment securities held to maturity	(73,397)	(97,964)	(89,281)
Proceeds from sales of securities	25,033	14,834	106,768
Proceeds from maturities calls and paydowns of securities available for sale	207,531	351,472	488,590
Purchases of securities available for sale	(63,835)	(303,334)	(495,726)
Cash received, net of cash consideration paid for acquisition	68,650	—	—
Purchases of loans	(130,540)	(34,766)	(73,740)
Net increase in loans	(129,240)	(259,359)	(191,904)
Proceeds from sales of premises and equipment	1,903	35	638
Purchases of premises and equipment, net	(16,441)	(7,709)	(7,658)
Net cash used in investing activities	(69,279)	(238,817)	(185,106)
Cash flows from financing activities:
Net (decrease) increase in deposits	(179,886)	(226,504)	271,674
Increase (decrease) in mortgage escrow deposits	1,250	(666)	283
Purchase of treasury stock	(4,420)	(5,899)	(9,424)
Cash dividends paid to stockholders	(36,118)	(32,320)	(40,729)
Shares issued to dividend reinvestment plan	1,336	1,244	6,090
Stock options exercised	117	354	28
Proceeds from long-term borrowings	595,063	301,000	—
Payments on long-term borrowings	(289,757)	(79,090)	(55,700)
Net (decrease) increase in short-term borrowings	(112,168)	178,705	(61,216)
Net cash (used in) provided by financing activities	(24,583)	136,824	111,006
Net increase (decrease) in cash and cash equivalents	2,538	(2,599)	34,191
Cash and cash equivalents at beginning of period	101,224	103,823	69,632
Cash and cash equivalents at end of period	$103,762	$101,224	$103,823
Cash paid during the period for:
Interest on deposits and borrowings	$39,952	$36,727	$45,362
Income taxes	$25,776	29,119	$25,858
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$5,382	6,602	$16,253
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	157,635	—	—
Loans	631,209	—	—
Bank-owned life insurance	22,319	—	—
Goodwill and other intangible assets, net	50,222	—	(672)
Other assets	33,939	—	672
Total non-cash assets acquired	$895,324	$—	$—
Liabilities assumed:
Deposits	769,936	—	—
Borrowings	112,835	—	—
Other Liabilities	(2,314)	—	—
Total liabilities assumed	$880,457	$—	$—
Common stock issued for acquisitions	$83,517	$—	$—
See accompanying notes to consolidated financial statement

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
Business
The Company, through the Bank, provides a full range of banking services to individual and business customers through branch offices in New Jersey and eastern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.
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
Years Ended December 31, 2014, 2013 and 2012

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
Purchased Credit-Impaired (“PCI”) loans, are loans acquired at a discount primarily due to deteriorated credit quality. PCI loans are recorded at fair value at the date of acquisition, with no allowance for loan losses. The difference between the undiscounted cash flows expected at acquisition and the fair value of the PCI loans at acquisition represents the accretable yield and is recognized as interest income over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition represent the non-accretable discount and are not recognized as a yield adjustment or a valuation allowance. Reclassifications of the non-accretable to accretable yield may occur subsequent to the loan acquisition dates due to an increase in expected cash flows of the loans and results in an increase in interest income on a prospective basis.
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
Years Ended December 31, 2014, 2013 and 2012

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
Years Ended December 31, 2014, 2013 and 2012

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
The Bank has an Equity Plan designed to provide competitive compensation for demonstrated performance and to align the interests of participants directly to increases in shareholder value. The Equity Plan provides for performance-vesting grants as well as time-vesting grants. Time-vesting stock awards, stock options and performance vesting stock awards that are based on a performance condition, such as Earnings Per Share are valued on the closing stock price on the date of grant. Performance vesting stock awards and options that are based on a market condition, such as Total Shareholder Return, would be valued using a generally accepted statistical technique to simulate future stock prices for Provident and the components of the Peer Group which Provident would be measured against.
Expense related to time vesting stock awards and stock options is based on the fair value of the common stock on the date of the grant and on the fair value of the stock options on the date of the grant, respectively, and is recognized ratably over the vesting period of the awards. Performance vesting stock awards and stock options are either dependent upon a market condition or a performance condition. A market condition performance metric is tied to a stock price, either on an absolute basis, or a relative basis against peers, while a performance-condition is based on internal operations, such as earnings per share. The expense related to a market condition performance-vesting stock award or stock option requires an initial Monte Carlo simulation to determine grant date fair value, which will be recognized as a compensation expense regardless of actual payout, assuming that the executive is still employed at the end of the requisite service period. If pre-vesting termination (forfeiture) occurs, then any expense recognized to date can be reversed. The grant date fair value is recognized ratably over the performance period. The expense related to a performance condition stock award or stock option is based on the fair value of the award on the date of grant, adjusted periodically based upon the number of awards or options expected to be earned, recognized over the performance period.
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2014, there were 406,883 shares held by the DDFP.
The Bank maintains a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
Derivatives
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships. The existing interest rate derivatives result from a service provided to certain qualifying borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings. The fair value of the Company's derivatives are determined using discounted cash flow analysis using observable market-based inputs.
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
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the geographical regions of northern and central New Jersey and eastern Pennsylvania. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
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
Years Ended December 31, 2014, 2013 and 2012

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.
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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2014, the liquidation account, which is an off-balance sheet memorandum account, amounted to $15.7 million.
Acquisitions
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
Years Ended December 31, 2014, 2013 and 2012

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
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources and was valued utilizing Level 2 inputs.
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

(3) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2014 and 2013 was $20,502,000 and $21,052,000, respectively, representing reserves required by banking regulations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

(4) Investment Securities Held to Maturity
Investment securities held to maturity at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$6,813	17	(20)	6,810
Mortgage-backed securities	2,816	123	—	2,939
State and municipal obligations	449,410	13,814	(986)	462,238
Corporate obligations	10,489	29	(32)	10,486
	$469,528	13,983	(1,038)	482,473

	2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,523	13	(66)	7,470
Mortgage-backed securities	5,273	247	—	5,520
State and municipal obligations	334,750	5,435	(7,198)	332,987
Corporate obligations	9,954	58	(76)	9,936
	$357,500	5,753	(7,340)	355,913

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Investment securities held to maturity having a carrying value of $343,127,000 and $186,251,000 at December 31, 2014 and 2013, respectively, were pledged to secure other borrowings, securities sold under repurchase agreements and government deposits.
The amortized cost and fair value of investment securities held to maturity at December 31, 2014 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2014
	Amortized cost	Fair value
Due in one year or less	$8,939	9,011
Due after one year through five years	52,090	53,225
Due after five years through ten years	175,546	181,887
Due after ten years	230,137	235,411
	$466,712	479,534
Mortgage-backed securities totaling $2.8 million at amortized cost and $2.9 million at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments.
During 2014, the Company recognized gains of $23,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $15,156,000. In addition, for the year ended December 31, 2014, the Company recognized a gross loss of $3,000, and no gross gain, related to the sale of a security with proceeds of $524,000. The sales of this security was in response to the credit deterioration of the issuer.
In 2013, the Company recognized gains of $90,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $49,631,000. In addition, for the year ended December 31, 2013, the Company

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

recognized gross gains of $18,000, and no gross losses, related to the sales of certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers.
The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment (in thousands):

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,735	(20)	—	—	3,735	(20)
State and municipal obligations	27,679	(217)	47,079	(769)	74,758	(986)
Corporate obligations	6,888	(32)	—	—	6,888	(32)
	$38,302	(269)	47,079	(769)	85,381	(1,038)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$5,766	(66)	—	—	5,766	(66)
State and municipal obligations	123,988	(5,376)	19,051	(1,822)	143,039	(7,198)
Corporate obligations	5,387	(76)	—	—	5,387	(76)
	$135,141	(5,518)	19,051	(1,822)	154,192	(7,340)
Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2014, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considered the percentage and length of time the fair value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2014 totaled 163, compared with 270 at December 31, 2013. All temporarily impaired investment securities were investment grade at December 31, 2014.

(5) Securities Available for Sale
Securities available for sale at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$8,016	3	(3)	8,016
Agency obligations	94,871	268	(63)	95,076
Mortgage-backed securities	944,796	15,610	(3,149)	957,257
State and municipal obligations	6,855	147	—	7,002
Corporate obligations	6,526	9	(15)	6,520
Equity securities	397	127	—	524
	$1,061,461	16,164	(3,230)	1,074,395

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$93,223	372	(179)	93,416
Mortgage-backed securities	1,060,013	14,493	(19,532)	1,054,974
State and municipal obligations	8,739	171	(152)	8,758
Equity securities	357	89	—	446
	$1,162,332	15,125	(19,863)	1,157,594
Securities available for sale having a carrying value of $585,928,000 and $627,053,000 at December 31, 2014 and 2013, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.
The amortized cost and fair value of securities available for sale at December 31, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2014
	Amortized cost	Fair value
Due in one year or less	$28,709	28,831
Due after one year through five years	81,558	81,729
Due after five years through ten years	3,018	3,015
Due after ten years	2,983	3,039
	$116,268	116,614
Mortgage-backed securities totaling $944.8 million at amortized cost and $957.3 million at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $524,000 at fair value.
During 2014, proceeds from the sale of securities available for sale were $24,509,000, resulting in gross gains of $632,000 and gross losses of $404,000. Also, for the year ended December 31, 2014, proceeds from calls on securities available for sale totaled $740,000, with gross gains of $2,000 and no gross losses recognized.
For the 2013 period, proceeds from the sale of securities available for sale were $14,310,000 resulting in gross gains of $888,000 and no losses. Also, for the year ended December 31, 2013, proceeds from calls on securities available for sale totaled $896,000, with no gross gains or losses recognized.
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2014.
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	December 31, 2014	December 31, 2013
Beginning credit loss amount	$1,674	1,240
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	434
Less: Realized losses for securities sold	1,674	—
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—
Ending credit loss amount	$—	1,674
The Company did not incur a net other-than-temporary impairment charge on securities for the year ended December 31, 2014. During the 2014 period, the Company realized a $59,000 gain and a $365,000 loss on the sale of previously impaired non-Agency mortgage-backed securities, respectively. The Company previously incurred cumulative credit losses of $1.7 million on these securities. For the prior year period, the Company incurred a $434,000 subsequent net other-than-temporary impairment charge on a previously impaired non-Agency mortgage-backed security. Prior to these charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.
The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$5,937	(3)	—	—	5,937	(3)
Agency obligations	24,404	(40)	5,010	(23)	29,414	(63)
Mortgage-backed securities	55,488	(221)	206,669	(2,928)	262,157	(3,149)
State and municipal obligations	—	—	—	—	—	—
Corporate obligations	3,466	(15)	—	—	3,466	(15)
	$89,295	(279)	211,679	(2,951)	300,974	(3,230)

	December 31, 2013 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$34,355	(179)	—	—	34,355	(179)
Mortgage-backed securities	604,778	(18,850)	13,521	(682)	618,299	(19,532)
State and municipal obligations	2,867	(152)	—	—	2,867	(152)
	$642,000	(19,181)	13,521	(682)	655,521	(19,863)
The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2014, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2014 totaled 43, compared with 76 at December 31, 2013. There were two private label mortgage-backed security in an unrealized loss position at December 31, 2014, with an amortized cost of $1,800,000 and unrealized losses totaling $16,200. Both private label mortgage-backed securities were investment grade at December 31, 2014.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

(6) Loans Receivable and Allowance for Loan Losses
Loans receivable at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Mortgage loans:
Residential	$1,251,445	1,174,043
Commercial	1,694,359	1,400,624
Multi-family	1,041,582	928,906
Construction	221,102	183,289
Total mortgage loans	4,208,488	3,686,862
Commercial loans	1,262,422	932,199
Consumer loans	611,467	577,602
Total gross loans	6,082,377	5,196,663
Purchased credit-impaired ("PCI") loans	4,510	—
Premiums on purchased loans	5,307	4,202
Unearned discounts	(53)	(62)
Net deferred fees	(6,636)	(5,990)
	$6,085,505	5,194,813
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2014, 2013 and 2012, $694,000, $1,286,000 and $1,694,000, respectively, decreased interest income as a result of prepayments and normal amortization.
The following table summarizes the aging of loans receivable by portfolio segment and class of loans , excluding PCI loans (in thousands):

	At December 31, 2014
	30-59 Days	60-89 Days	Non-accrual	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:						.
Residential	$10,121	4,331	17,222	31,674	1,219,771	1,251,445	—
Commercial	146	30	20,026	20,202	1,674,157	1,694,359	—
Multi-family	—	—	321	321	1,041,261	1,041,582	—
Construction	—	—	—	—	221,102	221,102	—
Total mortgage loans	10,267	4,361	37,569	52,197	4,156,291	4,208,488	—
Commercial loans	1,000	371	12,342	13,713	1,248,709	1,262,422	—
Consumer loans	2,398	2,509	3,944	8,851	602,616	611,467	—
Total gross loans	$13,665	7,241	53,855	74,761	6,007,616	6,082,377	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $53.9 million and $76.7 million at December 31, 2014 and 2013, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2014, or 2013.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1,877,000, $1,913,000 and $3,022,000, for the years ended December 31, 2014, 2013 and 2012, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2014, 2013 and 2012 was not material for the periods presented.
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
At December 31, 2014, there were 147 impaired loans totaling $85.4 million, of which 143 loans totaling $81.7 million were TDRs. Included in this total were 123 TDRs related to 120 borrowers totaling $54.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2014. At December 31, 2013, there were 152 impaired loans totaling $106.4 million, of which 142 loans totaling $89.4 million were TDRs. Included in this total were 115 TDRs related to 110 borrowers totaling $58.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2013.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Loans receivable summarized by portfolio segment and impairment method, excluding PCI loans are as follows (in thousands):

	At December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$66,548	16,463	2,384	85,395
Collectively evaluated for impairment	4,141,940	1,245,959	609,083	5,996,982
Total gross loans	$4,208,488	1,262,422	611,467	6,082,377

	At December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$75,839	28,210	2,321	106,370
Collectively evaluated for impairment	3,611,023	903,989	575,281	5,090,293
Total gross loans	$3,686,862	932,199	577,602	5,196,663

The allowance for loan losses is summarized by portfolio segment and impairment classification, excluding PCI loans as follows (in thousands):

	At December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,696	2,318	113	7,127	—	7,127
Collectively evaluated for impairment	27,281	22,063	4,768	54,112	495	54,607
Total	$31,977	24,381	4,881	61,239	495	61,734

	At December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$7,829	2,221	167	10,217	—	10,217
Collectively evaluated for impairment	26,315	21,886	4,762	52,963	1,484	54,447
Total	$34,144	24,107	4,929	63,180	1,484	64,664

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The following tables present the number of loans modified as TDRs during the years ended December 31, 2014 and 2013 and their balances immediately prior to the modification date and post-modification as of December 31, 2014 and 2013.

	Year Ended December 31, 2014
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	14	$3,034	2,725
Commercial	1	865	861
Total mortgage loans	15	3,899	3,586
Commercial loans	—	—	—
Consumer loans	2	394	156
Total restructured loans	17	$4,293	3,742

	Year Ended December 31, 2013
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	42	$9,097	9,149
Commercial	1	330	304
Total mortgage loans	43	9,427	9,453
Commercial loans	3	1,846	1,816
Consumer loans	8	1,119	1,095
Total restructured loans	54	$12,392	12,364

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2014 and 2013 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the years ended December 31, 2014 or December 31, 2013. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $419,000 and $1.0 million at December 31, 2014 and 2013, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.58% and 4.08%, compared to a yield of 5.69% and 5.75% prior to modification for the years ended December 31, 2014 and 2013, respectively.
The following table presents loans modified as TDRs within the previous 12 months from December 31, 2014 and 2013, and for which there was a payment default (90 days or more past due) during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Commercial loans	—	—	3	1,815
Consumer loans	—	—	1	130
Total restructured loans	—	$—	4	$1,945

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
PCI loans declined $710,000 to $4.5 million at December 31, 2014, from $5.2 million at acquisition from Team Capital on May 30, 2014, largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $348,000 increase in interest income for the year ended December 31, 2014, due to the acceleration of accretable and non-accretable discount on these loans.
The following table summarizes the changes in the accretable yield for PCI loans for the ended December 31, 2014 (in thousands):

Year ended December 31, 2014
Beginning balance	$—
Acquisition	810
Accretion	(592)
Reclassification from non-accretable difference	477
Ending balance	$695
The activity in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$64,664	70,348	74,351
Provision charged to operations	4,650	5,500	16,000
Recoveries of loans previously charged off	3,292	3,222	3,904
Loans charged off	(10,872)	(14,406)	(23,907)
Balance at end of period	$61,734	64,664	70,348

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	For the Year Ended December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	1,455	2,947	1,237	5,639	(989)	4,650
Recoveries of loans previously charged off	286	1,776	1,230	3,292	—	3,292
Loans charged off	(3,908)	(4,449)	(2,515)	(10,872)	—	(10,872)
Balance at end of period	$31,977	24,381	4,881	61,239	495	61,734

	Year ended December 31, 2013
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$37,962	20,315	5,224	63,501	6,847	70,348
Provision charged to operations	2,065	6,403	2,395	10,863	(5,363)	5,500
Recoveries of loans previously charged off	1,133	1,075	1,014	3,222	—	3,222
Loans charged off	(7,016)	(3,686)	(3,704)	(14,406)	—	(14,406)
Balance at end of period	$34,144	24,107	4,929	63,180	1,484	64,664

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Impaired loans receivable by class, excluding PCI loans are summarized as follows (in thousands):

	At December 31, 2014					At December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$14,942	10,629	—	11,138	357	13,459	9,999	—	10,322	299
Commercial	4,971	4,708	—	4,713	—	4,917	4,667	—	4,834	3
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	19,913	15,337	—	15,851	357	18,376	14,666	—	15,156	302
Commercial loans	2,718	2,179	—	1,823	4	8,163	6,674	—	8,252	24
Consumer loans	1,250	830	—	870	28	754	618	—	674	26
Total loans	$23,881	18,346	—	18,544	389	27,293	21,958	—	24,082	352
Loans with an allow-ance recorded
Mortgage loans:
Residential	$15,523	14,906	2,367	15,106	555	$17,122	16,473	2,571	16,610	557
Commercial	37,555	36,306	2,329	36,674	914	37,320	36,251	2,309	36,727	976
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	53,078	51,212	4,696	51,780	1,469	64,252	61,173	7,829	61,996	1,533
Commercial loans	15,990	14,283	2,318	15,967	390	22,779	21,536	2,221	23,204	650
Consumer loans	1,565	1,554	113	1,578	80	1,732	1,703	167	1,726	63
Total loans	$70,633	67,049	7,127	69,325	1,939	$88,763	84,412	10,217	86,926	2,246
Total
Mortgage loans:
Residential	$30,465	25,535	2,367	26,244	912	$30,581	26,472	2,571	26,932	856
Commercial	42,526	41,014	2,329	41,387	914	42,237	40,918	2,309	41,561	979
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	9,810	8,449	2,949	8,659	—
Total	72,991	66,549	4,696	67,631	1,826	82,628	75,839	7,829	77,152	1,835
Commercial loans	18,708	16,462	2,318	17,790	394	30,942	28,210	2,221	31,456	674
Consumer loans	2,815	2,384	113	2,448	108	2,486	2,321	167	2,400	89
Total loans	$94,514	85,395	7,127	87,869	2,328	$116,056	106,370	10,217	111,008	2,598

At December 31, 2014, impaired loans consisted of 147 residential, commercial and commercial mortgage loans totaling $85,395,000, of which 24 loans totaling $30,619,000 were included in nonaccrual loans. At December 31, 2013, impaired loans consisted of 152 residential, commercial and commercial mortgage loans totaling $106,370,000, of which 37 loans totaling $48,204,000 were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $7,127,000 and $10,217,000 at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, impaired loans for which there was no related allowance for loan losses totaled $18,346,000 and $21,958,000, respectively. The average balances of impaired loans during the years ended December 31, 2014, 2013 and 2012 were $87,869,000, $111,008,000 and $115,611,000, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $908,581,000 and $657,563,000, at December 31, 2014 and 2013, respectively, and undisbursed home equity and personal credit lines of $300,029,000 and $252,522,000, at December 31, 2014 and 2013, respectively) exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
Loans receivable by credit quality risk rating indicator, excluding PCI loans are as follows (in thousands):

	At December 31, 2014
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$4,331	18,414	851	—	23,596	45,599	2,509	71,704
Substandard	17,222	53,454	322	2,600	73,598	32,828	3,938	110,364
Doubtful	—	1,063	—	—	1,063	29	—	1,092
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	21,553	72,931	1,173	2,600	98,257	78,456	6,447	183,160
Acceptable/watch	1,229,892	1,621,428	1,040,409	218,502	4,110,231	1,183,966	605,020	5,899,217
Total outstanding loans	$1,251,445	1,694,359	1,041,582	221,102	4,208,488	1,262,422	611,467	6,082,377

	At December 31, 2013
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$5,062	15,301	—	—	20,363	28,551	2,037	50,951
Substandard	23,011	54,592	403	8,449	86,455	46,687	4,220	137,362
Doubtful	—	—	—	—	—	649	—	649
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	28,073	69,893	403	8,449	106,818	75,887	6,257	188,962
Acceptable/watch	1,145,970	1,330,731	928,503	174,840	3,580,044	856,312	571,345	5,007,701
Total outstanding loans	$1,174,043	1,400,624	928,906	183,289	3,686,862	932,199	577,602	5,196,663

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

(7) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Land	$15,767	13,955
Banking premises	80,526	64,129
Furniture, fixtures and equipment	42,836	31,565
Leasehold improvements	33,819	27,503
Construction in progress	4,053	3,687
	177,001	140,839
Less accumulated depreciation and amortization	84,011	74,391
	$92,990	66,448
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 amounted to $8,264,000, $7,152,000 and $6,929,000, respectively.

(8) Intangible Assets
Intangible assets at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Goodwill	$392,757	352,609
Core deposit premiums	7,603	1,096
Customer relationship and other intangibles	2,987	1,563
Mortgage servicing rights	1,075	1,164
	$404,422	356,432

Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Core deposit premiums	$1,472	965	1,698
Customer relationship and other intangibles	1,106	335	367
Mortgage servicing rights	179	324	401
	$2,757	1,624	2,466

Scheduled amortization of core deposit and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2015	$2,973
2016	2,071
2017	1,530
2018	1,102
2019	925

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

(9) Deposits
Deposits at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	Weighted average interest rate	2013	Weighted average interest rate
Savings deposits	$995,347	0.10%	$921,993	0.09%
Money market accounts	1,496,466	0.27	1,281,596	0.25
NOW accounts	1,425,424	0.27	1,326,941	0.29
Non-interest bearing deposits	1,049,597	—	865,187	—
Certificates of deposit	825,689	0.89	806,754	0.97
	$5,792,523		$5,202,471
 Scheduled maturities of certificates of deposit accounts at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Within one year	$568,462	529,896
One to three years	152,317	193,457
Three to five years	100,080	82,344
Five years and thereafter	4,830	1,057
	$825,689	806,754
Interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 is summarized as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Savings deposits	$938	960	1,449
NOW and money market accounts	7,733	7,456	10,292
Certificates of deposits	6,661	9,615	13,607
	$15,332	18,031	25,348

(10) Borrowed Funds
Borrowed funds at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Securities sold under repurchase agreements	$246,571	246,322
FHLB line of credit	73,000	183,000
FHLB advances	1,190,280	774,557
	$1,509,851	1,203,879
FHLB advances are at fixed rates and mature between January 2015 and August 2021. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Scheduled maturities of FHLB advances at December 31, 2014 are as follows (in thousands):

2014
Due in one year or less	$269,668
Due after one year through two years	150,398
Due after two years through three years	262,534
Due after three years through four years	211,220
Due after four years through five years	203,991
Thereafter	92,469
$1,190,280
Scheduled maturities of securities sold under repurchase agreements at December 31, 2014 are as follows (in thousands):

2014
Due in one year or less	$91,571
Due after one year through two years	75,000
Due after two years through three years	25,000
Due after three years through four years	20,000
Due after four years through five years	35,000
Thereafter	—
$246,571
The following tables set forth certain information as to Borrowed Funds for the years ended December 31, 2014 and 2013 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2014:
Securities sold under repurchase agreements	$255,633	245,260	1.72%
FHLB line of credit	180,000	104,121	0.37
FHLB advances	1,190,280	989,245	2.08
Federal funds purchased	—	—	—
2013:
Securities sold under repurchase agreements	$294,034	260,004	1.74%
FHLB line of credit	183,000	48,784	0.38
FHLB advances	774,557	599,991	2.34
Federal funds purchased	—	253	1.00
Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2014, management believes that no contributions will be made to the pension plan in 2015.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

In an effort to lower and reduce the volatility of its future pension costs, the Company offered a lump sum pension distribution option to its vested terminated employees in the quarter ended June 30, 2014. For the year ended December 31, 2014, the Plan paid $4.3 million to those employees that elected to receive lump sum pension distributions and the Company realized an associated charge of $1.3 million. This charge was a pro rata share of the unrecognized losses recorded in other comprehensive income.
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
The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2014	2013	2012	2014	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$28,605	32,189	28,277	22,086	25,116	23,327
Service cost	—	—	—	169	240	252
Interest cost	1,271	1,273	1,287	1,087	981	1,043
Actuarial loss (gain)	51	114	779	51	(210)	231
Benefits paid	(5,326)	(969)	(891)	(670)	(624)	(634)
Change in actuarial assumptions	4,320	(4,002)	2,737	5,610	(3,417)	897
Benefit obligation at end of year	$28,921	28,605	32,189	28,333	22,086	25,116
Change in plan assets:
Fair value of plan assets at beginning of year	$45,202	40,072	32,666	—	—	—
Actual return on plan assets	2,868	6,099	4,184	—	—	—
Employer contributions	—	—	4,113	670	624	634
Benefits paid	(5,326)	(969)	(891)	(670)	(624)	(634)
Fair value of plan assets at end of year	$42,744	45,202	40,072	—	—	—
Funded status at end of year	$13,823	16,597	7,883	(28,333)	(22,086)	(25,116)

For the year ended December 31, 2014, the Company in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions based upon data (RP 2014 and MP 2104) issued by The Society of Actuaries ("SOA") in November 2014. The change in mortality data resulted in an actuarial loss of $1.5 million and $3.0 million for the pension and post-retirement plans, respectively, and was reflected in other comprehensive income for the year ended December 31, 2014. The prepaid pension benefits of $13.8 million and the unfunded post-retirement healthcare and life insurance benefits of $28.3 million at December 31, 2014 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2014 and 2013 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2014	2013	2014	2013
Unrecognized prior service cost	$—	—	(1)	(5)
Unrecognized net actuarial loss (gain)	10,887	7,699	1,788	(4,076)
Total accumulated other comprehensive loss (gain)	$10,887	7,699	1,787	(4,081)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Net periodic benefit cost (increase) for the years ending December 31, 2014, 2013 and 2012, included the following components (in thousands):

	Pension			Post-retirement
	2014	2013	2012	2014	2013	2012
Service cost	$—	—	—	169	240	252
Interest cost	1,271	1,273	1,287	1,087	981	1,043
Return on plan assets	(3,463)	(3,167)	(2,578)	—	—	—
Amortization of:
Net gain (loss)	441	1,352	1,428	(204)	15	12
Lump sum pension distribution	1,336	—	—	—	—	—
Unrecognized prior service cost	—	—	—	(4)	(4)	(4)
Net periodic benefit (increase) cost	$(415)	(542)	137	1,048	1,232	1,303
The weighted average actuarial assumptions used in the plan determinations at December 31, 2014, 2013 and 2012 were as follows:

	Pension			Post-retirement
	2014	2013	2012	2014	2013	2012
Discount rate	4.00%	5.00%	4.00%	4.00%	5.00%	4.00%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	8.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.50

The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 4.00% was selected for the December 31, 2014 measurement date and the 2013 expense calculation.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2014 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$220	(180)
Effect on post-retirement benefits obligation	$5,260	(4,160)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2015	$1,080,000	$816,000
2016	1,141,000	849,000
2017	1,188,000	882,000
2018	1,225,000	920,000
2019	1,269,000	967,000

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The weighted-average asset allocation of pension plan assets at December 31, 2014 and 2013 were as follows:

Asset Category	2014	2013
Domestic equities	41%	44%
Foreign equities	12%	14%
Fixed income	45%	40%
Real estate	2%	2%
Cash	0%	0%
Total	100%	100%

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

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2014 and 2013, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$152	—	152	—
Mutual funds:
International equity	5,370	5,370	—	—
Large U.S. equity	1,689	1,689	—	—
Small/Mid U.S. equity	1,309	1,309	—	—
Total mutual funds	8,368	8,368	—	—
Pooled separate accounts:
Fixed income	19,789	—	19,789	—
Large U.S. equity	11,857	—	11,857	—
Small/Mid U.S. equity	2,578	—	2,578	—
Total pooled separate accounts	34,224	—	34,224	—
Total investments	$42,744	8,368	34,376	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2014, 2013 and 2012, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2014, 2013 and 2012 were $674,000, $587,000 and $601,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $102,000, $162,000 and $169,000 for the years 2014, 2013 and 2012, respectively. At December 31, 2014, and 2013, $2,166,000 and $2,207,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. A decrease of $198,000, an increase of $56,000, and a decrease of $49,000, net of tax, were recorded in other comprehensive income for 2014, 2013 and 2012, respectively, in connection with this supplemental retirement plan.
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
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, $169,000 and $181,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. A decrease of $7,400, an increase of $6,000, and an increase of $3,000, net of tax, were recorded in other comprehensive income for 2014, 2013 and 2012, respectively, in connection with this plan.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2014, was $53.4 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the ESOP years ending December 31, 2014 and 2013, 201,512 shares and 195,065 shares were released, respectively. Unallocated ESOP shares held in suspense totaled 2,652,045 at December 31, 2014, and had a fair value of $47.9 million. ESOP compensation expense for the years ended December 31, 2014, 2013 and 2012 was $2,654,000, $2,559,000 and $2,030,000, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2014, 2013 and 2012 was $10,500, $7,000 and $7,500, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2014, 2013 and 2012 was $48,000, $45,000 and $28,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
The Amended and Restated Long-Term Incentive Plan
Upon stockholders’ approval of the Amended and Restated Long-Term Incentive Plan on April 4, 2014, shares available for stock awards and stock options under the 2008 Long-Term Equity Incentive Plan were reserved for issuance under the new Amended and Restated Long-Term Incentive Plan. No additional grants of stock awards and stock options will be made under the 2008 Long-Term Equity Incentive Plan. The new plan authorized the issuance of up to 3,686,510 shares of Company common stock with no more than 2,100,000 shares permitted to be issued as stock awards. Shares previously awarded under the 2008 plans that are subsequently forfeited or expire may also be issued under the new plan.
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are two and three-year performance vesting awards, which may or may not vest depending upon the attainment of

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

certain corporate financial targets. Expense attributable to stock awards amounted to $6,359,000, $4,869,000 and $3,658,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2014	2013	2012
Outstanding at beginning of year	782,213	846,883	904,411
Granted	426,726	386,669	373,510
Forfeited	(126,743)	(68,954)	(220,590)
Vested	(235,734)	(382,385)	(210,448)
Outstanding at the end of year	846,462	782,213	846,883
As of December 31, 2014, unrecognized compensation cost relating to unvested restricted stock totaled $1.1 million. This amount will be recognized over a remaining weighted average period of 1.1 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2014		2013		2012
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	1,233,742	$15.24	4,152,016	$17.50	4,248,898	$17.37
Granted	171,935	16.44	85,250	15.23	80,081	14.86
Exercised	(9,678)	12.11	(28,464)	12.41	(2,000)	12.54
Forfeited	(4,178)	14.50	(53,444)	10.34	(109,655)	10.41
Expired	(107,500)	16.54	(2,921,616)	18.57	(65,308)	18.32
Outstanding at the end of year	1,284,321	$15.32	1,233,742	$15.24	4,152,016	$17.50

The total fair value of options vesting during 2014, 2013 and 2012 was $438,000, $696,000 and $551,000, respectively.
Compensation expense of approximately $179,000, $70,000 and $41,000 is projected for 2015, 2016 and 2017, respectively, on stock options outstanding at December 31, 2014.
The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$10.27-15.23	638,382	5.3 years	$12.57	476,716	$11.75
$16.38-18.87	645,939	3.6 years	$17.67	478,504	$18.12

The stock options outstanding and stock options exercisable at December 31, 2014 have an aggregate intrinsic value of $3,840,117 and $3,064,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $298,000, $297,000 and $452,000 for 2014, 2013 and 2012, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2014	2013	2012
Expected dividend yield	3.66%	3.41%	3.26%
Expected volatility	20.04%	33.38%	32.51%
Risk-free interest rate	0.96%	0.88%	0.86%
Expected option life	6.5 years	8 years	8 years
The weighted average fair value of options granted during 2014, 2013 and 2012 was $1.64, $3.49 and $3.37 per option, respectively.

(12) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$27,577	27,667	29,813
State	542	2,168	176
Total current	28,119	29,835	29,989
Deferred:
Federal	1,678	4,210	(3,208)
State	1,988	1,321	2,074
Total deferred	3,666	5,531	(1,134)
	$31,785	35,366	28,855

The Bank recorded, in accumulated other comprehensive income, deferred tax expense (benefit) of $7,075,000, ($13,824,000) and $587,000 during 2014, 2013 and 2012, respectively, to reflect the tax effect of the unrealized gain on securities available for sale. The Bank recorded, in accumulated other comprehensive income, a deferred tax expense (benefit) of $(3,800,000), $4,968,000 and ($694,000) in 2014, 2013 and 2012, respectively, related to the amortization of post-retirement obligations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Tax expense at statutory rate of 35%	$36,896	37,065	33,643
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	1,621	2,268	1,462
Tax-exempt interest income	(4,916)	(4,084)	(3,937)
Bank-owned life insurance	(1,972)	(2,309)	(1,847)
Non-qualified stock option expiration	—	2,746	—
Other, net	156	(320)	(466)
	$31,785	35,366	28,855
The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$24,160	25,848
Post-retirement benefit	10,658	10,690
Deferred compensation	3,009	3,037
Intangibles	499	511
Purchase accounting adjustments	387	426
Depreciation	3,963	3,396
SERP	949	958
ESOP	3,264	3,253
Stock-based compensation	5,734	5,558
Non-accrual interest	5,202	6,756
Unrealized loss on securities	—	1,939
State NOL	430	237
Federal NOL	1,376	1,692
Pension liability adjustments	5,178	1,438
Other	1,073	1,345
Total gross deferred tax assets	65,882	67,084
Valuation Reserve	(242)	(242)
Deferred tax liabilities:
Pension expense	9,925	9,925
Deferred loan costs	4,089	3,936
Investment securities, principally due to accretion of discounts	311	235
Originated mortgage servicing rights	395	447
Unrealized gain on securities	5,191	—
Total gross deferred tax liabilities	19,911	14,543
Net deferred tax asset	$45,729	52,299
The 2014 deferred tax expense does not equal the change in net deferred tax assets as a result of deferred taxes recorded in connection with the Team Capital acquisition in the amount of $486,000.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Retained earnings at December 31, 2014 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represented an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2014, the Company had an unrecognized tax liability of $21,160,000 with respect to this reserve.
At December 31, 2014 and 2013, the Company had a valuation allowance of $242,000 related to approximately $648,000 of capital loss carryforwards. As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $3,900,000 available to offset future taxable income as of December 31, 2014. If not utilized, these carryforwards will expire in 2030. Also, the Company New Jersey NOL carryforwards in the amount of $3,300,000 which are scheduled to expire in 2033 and Pennsylvania NOL carryforwards in the amount of $3,000,000, which are set to expire in 2016. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $900,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2014 and 2013.
The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files a separate state income tax return. The Company and its subsidiaries are no longer subject to income tax examinations by taxing authorities for years prior to 2011.

(13) Lease Commitments
The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2014, are summarized as follows (in thousands):

Year ending December 31,
2015	$6,521
2016	6,455
2017	5,960
2018	5,351
2019	5,093
Thereafter	12,887
$42,267
Rental expense was $8,056,000, $6,850,000 and $7,115,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2014 and 2013, the Bank is required to maintain (i) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.00%, and (ii) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

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
As of December 31, 2014 and 2013, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2014 and 2013, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following is a summary of the Company’s actual capital amounts and ratios as of December 31, 2014 and 2013, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Leverage (Tier 1)	$740,958	9.21%	$321,809	4.00%	$402,262	5.00%
Risk-based capital:
Tier 1	740,958	12.06	245,859	4.00	368,788	6.00
Total	802,692	13.06	491,717	8.00	614,646	10.00

	Actual		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Leverage (Tier 1)	$660,549	9.42%	$280,572	4.00%	$350,715	5.00%
Risk-based capital:
Tier 1	660,549	12.89	204,967	4.00	307,451	6.00
Total	724,609	14.14	409,934	8.00	512,418	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Leverage (Tier 1)	$674,483	8.38%	$321,805	4.00%	$402,257	5.00%
Risk-based capital:
Tier 1	674,483	10.97	245,853	4.00	368,779	6.00
Total	736,217	11.98	491,705	8.00	614,631	10.00

	Actual		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Leverage (Tier 1)	$585,313	8.34%	$280,578	4.00%	$350,723	5.00%
Risk-based capital:
Tier 1	585,313	11.42	204,967	4.00	307,450	6.00
Total	649,373	12.67	409,933	8.00	512,417	10.00

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2014 and December 31, 2013.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2014 and 2013.
Collateral Dependent Impaired Loans
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2014 and 2013.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2014 and 2013, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
U.S. Treasury obligations	$8,016	8,016	—	—
Agency obligations	95,076	95,076	—	—
Mortgage-backed securities	957,257	—	957,257	—
State and municipal obligations	7,002	—	7,002	—
Corporate obligations	6,520		6,520
Equities	524	524	—	—
	$1,074,395	103,616	970,779	—
Asset derivatives	$2,046	—	2,046
	$1,076,441	103,616	972,825	—

Liability derivatives	$2,052		2,052

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,086	—	—	23,086
Foreclosed assets	5,098	—	—	5,098
	$28,184	—	—	28,184

		Fair Value Measurements at Reporting Date Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Agency obligations	$93,416	93,416	—	—
Mortgage-backed securities	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	—	8,758	—
Equities	446	446	—	—
	$1,157,594	93,862	1,063,732	—
Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$29,782	—	—	29,782
Foreclosed assets	5,486	—	—	5,486
	$35,268	—	—	35,268
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.
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
Years Ended December 31, 2014, 2013 and 2012

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
FHLBNY Stock
The carrying value of FHLBNY stock was its cost. The fair value of FHLBNY stock is based on redemption at par value. The Company classifies the estimated fair value as Level 1 within the fair value hierarchy.
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
Years Ended December 31, 2014, 2013 and 2012

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2014 and December 31, 2013. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,762	103,762	103,762	—	—
Securities available for sale:
U.S. Treasury obligations	8,016	8,016	8,016	—	—
Agency obligations	95,076	95,076	95,076	—	—
Mortgage-backed securities	957,257	957,257	—	957,257	—
State and municipal obligations	7,002	7,002	—	7,002	—
Corporate obligations	6,520	6,520	—	6,520	—
Equity securities	524	524	524	—	—
Total securities available for sale	$1,074,395	1,074,395	103,616	970,779	—
Investment securities held to maturity:
Agency obligations	$6,813	6,810	6,810	—	—
Mortgage-backed securities	2,816	2,939	—	2,939	—
State and municipal obligations	449,410	462,238	—	462,238	—
Corporate obligations	10,489	10,486	—	10,486	—
Total securities held to maturity	$469,528	482,473	6,810	475,663	—
FHLBNY stock	69,789	69,789	69,789	—	—
Loans, net of allowance for loan losses	6,023,771	6,104,558	—	—	6,104,558
Asset derivative	2,046	2,046		2,046

Financial liabilities:
Deposits other than certificates of deposits	$4,966,834	4,966,834	4,966,834	—	—
Certificates of deposit	825,689	830,233	—	830,233	—
	5,792,523	5,797,067	4,966,834	830,233	—
Borrowings	$1,509,851	1,516,966	—	1,516,966	—
Liability derivative	2,052	2,052		2,052

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

		Fair Value Measurements at December 31, 2013 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$101,224	101,224	101,224	—	—
Securities available for sale:
Agency obligations	93,416	93,416	93,416	—	—
Mortgage-backed securities	1,054,974	1,054,974	—	1,054,974	—
State and municipal obligations	8,758	8,758	—	8,758	—
Equity securities	446	446	446	—	—
Total securities available for sale	$1,157,594	1,157,594	93,862	1,063,732	—
Investment securities held to maturity:
Agency obligations	$7,523	7,470	7,470	—	—
Mortgage-backed securities	5,273	5,520	—	5,520	—
State and municipal obligations	334,750	332,987	—	332,987	—
Corporate obligations	9,954	9,936	—	9,936	—
Total securities held to maturity	$357,500	355,913	7,470	348,443	—
FHLBNY stock	58,070	58,070	58,070	—	—
Loans, net of allowance for loan losses	5,130,149	5,221,228	—	—	5,221,228
Financial liabilities:
Deposits other than certificates of deposits	$4,395,717	4,395,717	4,395,717	—	—
Certificates of deposit	806,754	813,337	—	813,337	—
Total deposits	$5,202,471	5,209,054	4,395,717	813,337	—
Borrowings	$1,203,879	1,218,136	—	1,218,136	—

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2014 and 2013.

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$64,523	$67,386	$73,652	$73,800
Interest expense	9,322	9,985	10,683	10,482
Net interest income	55,201	57,401	62,969	63,318
Provision for loan losses	400	1,500	1,500	1,250
Net interest income after provision for loan losses	54,801	55,901	61,469	62,068
Non-interest income	8,116	10,327	11,309	11,416
Non-interest expense	38,190	43,671	45,833	42,297
Income before income tax expense	24,727	22,557	26,945	31,187
Income tax expense	7,698	6,206	7,913	9,968
Net income	$17,029	$16,351	$19,032	$21,219
Basic earnings per share	$0.30	$0.28	$0.30	$0.34
Diluted earnings per share	$0.30	$0.28	$0.30	$0.34

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$63,304	62,413	62,984	64,076
Interest expense	9,409	9,002	8,987	9,369
Net interest income	53,895	53,411	53,997	54,707
Provision for loan losses	1,500	1,000	1,200	1,800
Net interest income after provision for loan losses	52,395	52,411	52,797	52,907
Non-interest income	9,945	12,637	11,730	9,841
Non-interest expense	36,946	37,813	36,464	37,540
Income before income tax expense	25,394	27,235	28,063	25,208
Income tax expense	7,566	8,007	11,987	7,806
Net income	$17,828	19,228	16,076	17,402
Basic earnings per share	$0.31	0.34	0.28	0.30
Diluted earnings per share	$0.31	0.34	0.28	0.30

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2014	2013	2012
Net income	$73,631	70,534	67,267
Basic weighted average common shares outstanding	60,388,398	57,236,909	57,145,868
Plus:
Dilutive shares	173,672	124,534	53,936
Diluted weighted average common shares outstanding	60,562,070	57,361,443	57,199,804
Earnings per share:
Basic	$1.22	1.23	1.18
Diluted	$1.22	1.23	1.18
Anti-dilutive stock options and awards totaling 988,931, 659,531 and 3,891,443 shares at December 31, 2014, 2013 and 2012, respectively, were excluded from the earnings per share calculations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
PROVIDENT FINANCIAL SERVICES, INC.
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$10,475	$12,796
Securities available for sale, at fair value	524	446
Investment in subsidiary	1,077,624	935,517
Due from subsidiary—SAP	2,794	6,269
ESOP loan	53,438	56,716
Other assets	34	59
Total assets	$1,144,889	$1,011,803
Liabilities and Stockholders’ Equity
Other liabilities	790	1,050
Total stockholders’ equity	1,144,099	1,010,753
Total liabilities and stockholders’ equity	$1,144,889	$1,011,803
PROVIDENT FINANCIAL SERVICES, INC.
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
Dividends from subsidiary	$36,118	32,320	40,729
Interest income	2,276	2,390	2,696
Investment gain	11	9	9
Total income	38,405	34,719	43,434
Non-interest expense	814	891	882
Total expense	814	891	882
Income before income tax expense	37,591	33,828	42,552
Income tax expense	551	563	688
Income before undistributed net income of subsidiary	37,040	33,265	41,864
Equity in undistributed net income of subsidiary (dividends in excess of earnings)	36,591	37,269	25,403
Net income	$73,631	70,534	67,267

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

PROVIDENT FINANCIAL SERVICES, INC.
Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$73,631	70,534	67,267
Adjustments to reconcile net income to net cash provided by operating activities
Dividends in excess of earnings (equity in undistributed net income) of subsidiary	(36,591)	(37,269)	(25,403)
ESOP allocation	2,654	2,559	2,030
SAP allocation	6,359	4,869	3,658
Stock option allocation	298	297	452
Decrease in due from subsidiary—SAP	3,475	5,814	4,177
Increase (decrease) in other assets	15,454	(6,912)	(13,960)
(Decrease) increase in other liabilities	(259)	(172)	68
Net cash provided by operating activities	65,021	39,720	38,289
Cash flows from investing activities:
Cash consideration paid for business acquisition	(31,562)	—	—
Net decrease in ESOP loan	3,278	3,034	3,035
Net cash (used in) provided by investing activities	(28,284)	3,034	3,035
Cash flows from financing activities:
Purchases of treasury stock	(4,420)	(5,899)	(9,424)
Cash dividends paid	(36,118)	(32,320)	(40,729)
Shares issued dividend reinvestment plan	1,336	1,186	6,090
Stock options exercised	144	412	28
Net cash used in financing activities	(39,058)	(36,621)	(44,035)
Net (decrease) increase in cash and cash equivalents	(2,321)	6,133	(2,711)
Cash and cash equivalents at beginning of period	12,796	6,663	9,374
Cash and cash equivalents at end of period	$10,475	12,796	6,663

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

(20) Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014			2013			2012
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income(Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$17,868	(7,176)	10,692	(32,845)	13,417	(19,428)	3,060	(1,250)	1,810
Reclassification adjustment for gains included in net income	(251)	101	(150)	(996)	407	(589)	(4,497)	1,837	(2,660)
Total	17,617	(7,075)	10,542	(33,841)	13,824	(20,017)	(1,437)	587	(850)
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	—	—	—	—	—	—	—
Reclassification adjustment for impairment losses included in net income	—	—	—	434	(177)	257	—	—	—
Total	—	—	—	434	(177)	257	—	—	—
Amortization related to post retirement obligations	(9,462)	3,800	(5,662)	12,161	(4,968)	7,193	(1,699)	694	(1,005)
Total other comprehensive income (loss)	$8,155	(3,275)	4,880	(21,246)	8,679	(12,567)	(3,136)	1,281	(1,855)
The following table presents the changes in the components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2014 and 2013 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2014			2013
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at the beginning of the period,	$(2,799)	(2,052)	(4,851)	16,961	(9,245)	7,716
Current period change in other comprehensive income (loss)	10,542	(5,662)	4,880	(19,760)	7,193	(12,567)
Balance at the end of the period	$7,743	(7,714)	29	(2,799)	(2,052)	(4,851)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

The following table summarizes the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013(in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the years ended December 31,		Affected line item in the Consolidated Statement of Income
	2014	2013
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$251	996	Net gain on securities transactions
	(101)	(407)	Income tax expense
	150	589	Net of tax

Realized other-than-temporary impairment losses securities available for sale	—	(434)	Net impairment losses on securities recognized in earnings
	—	177	Income tax expense
	—	(257)	Net of tax

Post retirement obligations:
Amortization of actuarial losses	237	1,367	Compensation and employee benefits (1)
	(95)	(558)	Income tax expense
	142	809	Net of tax

Realized loss related to lump sum pension settlement	(1,336)	—	Compensation and employee benefits (1)
	546	—	Income tax expense
	(790)	—	Net of tax
Total reclassifications	$(498)	1,141	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 11. Benefit Plans

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

Note 21. Derivative and Hedging Activities
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2014 (in thousands):

	As of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$2,040	Other liabilities	$2,052
Credit contracts	Other assets	6		—
Total derivatives not designated as hedging instruments		$2,046		$2,052
None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during 2014. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2014, the Company had nine interest rate swaps with an aggregate notional amount of $94.9 million related to this program.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the year ended December 31, 2014 (in thousands).

		Gain (loss) recognized in Income on derivatives
	Consolidated Statements of Income	Year ended December 31, 2014
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(3)
Credit contracts	Other income	6
Total		$3
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

As of December 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,084,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1,250,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective.
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
During the fourth quarter management identified a material weakness in internal control relating to the determination of the qualitative factors considered by management in the allowance for loan loss estimation process. No restatement of prior period financial statements and no change in previously released financial results were required as a result of this finding. Management remediated this weakness by enhancing the documentation and controls over the process supporting the qualitative factors considered in the estimation of the allowance for loan losses. Except for the foregoing, there was no change in the Company’s internal control over financial reporting in the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”) (1992). Based on the assessment management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This report appears on page 57.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal 1 Election of Directors” under the captions “Board of Directors”, “Executive Officers”, “Audit Committee Matters—Audit Committee”, and “Corporate Governance Matters—Procedures for the Recommendation of Directors by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2015 and is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2015 and is incorporated herein by reference.
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
The information required by this item is set forth under “Proposal 1 Election of Provident Directors” under the captions “Compensation Committee Matters”, “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2015 and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2014 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan
Equity compensation plans approved by stockholders	1,284,321	$15.32	3,723,147	(3)
Total	1,284,321	$15.32	3,723,147
________________________

(1)	Consists of outstanding stock options to purchase 1,284,321 shares of common stock granted under the Company’s stock-based compensation plans.

(2)
The weighted average exercise price reflects an exercise price of $18.03 for 38,500 stock options granted in 2005; an exercise price of $18.55 for 85,500 stock options, $18.48 for 60,000 stock options, $17.86 for 10,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 219,504 stock options, $17.45 for 45,000 stock options and $15.14 for 10,000 stock options granted in 2007; an exercise price of $12.54 for 120,970 stock options granted in 2008; an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 87,499 stock options granted in 2009; an exercise price of $10.34 for 160,338 stock options granted in 2010; an exercise price of $14.50 for 80,081 stock options granted in 2011; an exercise price of $14.86 for 93,802 stock options granted in 2012; an exercise price of $15.23 for 85,250 stock options granted in 2013; and an exercise price of $16.38 for 167,436 stock options granted in 2014 under the Company’s stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under “Proposal 1 Election of Directors” under the captions “Corporate Governance Matters—Director Independence” and “—Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2015 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is set forth under “Proposal 4 Ratification of the Appointment of our Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on April 23, 2015 and is incorporated herein by reference.

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

10.22
Written Description of Provident Financial Services, Inc.'s 2014 Cash Incentive Plan. (Filed as an exhibit to the Company's December 31, 2013 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014/File No. 001-31566)

10.23
Agreement and Plan of Merger by and among Provident Financial Services, Inc., The Provident Bank and Team Capital Bank, dated December 19, 2013. (Filed as an exhibit to the Company's December 19, 2013 Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013/File No. 001-31566)

10.24	Written Description of Provident Financial Services, Inc.'s 2015 Cash Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 2, 2015	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 2, 2015	Date:	March 2, 2015

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 2, 2015

By:	/s/ THOMAS W. BERRY	By:	/s/ LAURA L. BROOKS
	Thomas W. Berry, Director		Laura L. Brooks, Director

Date:	March 2, 2015	Date:	March 2, 2015

By:	/s/ GEOFFREY M. CONNOR	By:	/s/ FRANK L. FEKETE
	Geoffrey M. Connor, Director		Frank L. Fekete, Director

Date:	March 2, 2015	Date:	March 2, 2015

By:	/s/ TERENCE GALLAGHER	By:	/s/ MATTHEW K. HARDING
	Terence Gallagher, Director		Matthew K. Harding, Director

Date:	March 2, 2015	Date:	March 2, 2015

By:	/s/ CARLOS HERNANDEZ	By:	/s/ THOMAS B. HOGAN JR.
	Carlos Hernandez, Director		Thomas B. Hogan Jr., Director

Date:	March 2, 2015	Date:	March 2, 2015

By:	/s/ EDWARD O’DONNELL	By:	/s/ JOHN PUGLIESE
	Edward O’Donnell, Director		John Pugliese, Director

Date:	March 2, 2015	Date:	March 2, 2015

/s/ JEFFRIES SHEIN
Jeffries Shein, Director

Date:	March 2, 2015

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

10.22
Written Description of Provident Financial Services, Inc.'s 2014 Cash Incentive Plan. (Filed as an exhibit to the Company's December 31, 2013 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014/File No. 001-31566)

10.23
Agreement and Plan of Merger by and among Provident Financial Services, Inc., The Provident Bank and Team Capital Bank, dated December 19, 2013. (Filed as an exhibit to the Company's December 19, 2013 Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013/File No. 001-31566)

10.24	Written Description of Provident Financial Services, Inc.'s 2015 Cash Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed