Form 10-Q
period 2015-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2015-05-11
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2015 there were 83,209,293 shares issued and 65,623,167 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 404,243 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2015 (Unaudited) and December 31, 2014
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$89,760	$102,484
Short-term investments	1,114	1,278
Total cash and cash equivalents	90,874	103,762
Securities available for sale, at fair value	1,047,559	1,074,395
Investment securities held to maturity (fair value of $487,671 at March 31, 2015 (unaudited) and $482,473 at December 31, 2014)	473,704	469,528
Federal Home Loan Bank stock	67,455	69,789
Loans	6,124,699	6,085,505
Less allowance for loan losses	61,110	61,734
Net loans	6,063,589	6,023,771
Foreclosed assets, net	5,924	5,098
Banking premises and equipment, net	92,498	92,990
Accrued interest receivable	24,542	25,228
Intangible assets	403,505	404,422
Bank-owned life insurance	179,060	177,712
Other assets	76,427	76,682
Total assets	$8,525,137	$8,523,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,031,665	$3,971,487
Savings deposits	985,464	995,347
Certificates of deposit of $100,000 or more	342,506	342,072
Other time deposits	463,416	483,617
Total deposits	5,823,051	5,792,523
Mortgage escrow deposits	23,653	21,649
Borrowed funds	1,468,404	1,509,851
Other liabilities	52,358	55,255
Total liabilities	7,367,466	7,379,278
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,171,983 shares outstanding at March 31, 2015 (unaudited) and 64,905,905 outstanding at December 31, 2014	832	832
Additional paid-in capital	996,382	995,053
Retained earnings	474,280	465,276
Accumulated other comprehensive income	3,735	29
Treasury stock	(272,895)	(271,779)
Unallocated common stock held by the Employee Stock Ownership Plan	(44,663)	(45,312)
Common stock acquired by the Directors’ Deferred Fee Plan	(7,090)	(7,113)
Deferred compensation – Directors’ Deferred Fee Plan	7,090	7,113
Total stockholders’ equity	1,157,671	1,144,099
Total liabilities and stockholders’ equity	$8,525,137	$8,523,377
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2015 and 2014 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2015	2014
Interest income:
Real estate secured loans	$43,289	$38,552
Commercial loans	13,439	10,547
Consumer loans	5,794	5,662
Securities available for sale and Federal Home Loan Bank Stock	6,301	7,082
Investment securities held to maturity	3,396	2,670
Deposits, Federal funds sold and other short-term investments	12	10
Total interest income	72,231	64,523
Interest expense:
Deposits	3,588	3,738
Borrowed funds	6,715	5,584
Total interest expense	10,303	9,322
Net interest income	61,928	55,201
Provision for loan losses	600	400
Net interest income after provision for loan losses	61,328	54,801
Non-interest income:
Fees	6,054	4,802
Wealth management income	2,558	2,053
Bank-owned life insurance	1,348	1,302
Net gain (loss) on securities transactions	2	(350)
Other income	341	309
Total non-interest income	10,303	8,116
Non-interest expense:
Compensation and employee benefits	24,201	21,393
Net occupancy expense	7,172	6,089
Data processing expense	3,027	2,797
FDIC insurance	1,218	1,136
Amortization of intangibles	927	283
Advertising and promotion expense	761	1,065
Other operating expenses	6,131	5,427
Total non-interest expense	43,437	38,190
Income before income tax expense	28,194	24,727
Income tax expense	8,392	7,698
Net income	$19,802	$17,029
Basic earnings per share	$0.32	$0.30
Weighted average basic shares outstanding	62,673,887	57,369,039
Diluted earnings per share	$0.32	$0.30
Weighted average diluted shares outstanding	62,840,951	57,528,419

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2015	2014
Net income	$19,802	$17,029
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains arising during the period	3,711	3,719
Reclassification adjustment for (gains) losses included in net income	(1)	207
Total	3,710	3,926
Amortization related to post-retirement obligations	(4)	(48)
Total other comprehensive income	3,706	3,878
Total comprehensive income	$23,508	$20,907
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	17,029	—	—	—	—	—	17,029
Other comprehensive income, net of tax	—	—	—	3,878	—	—	—	—	3,878
Cash dividends declared	—	—	(9,190)	—	—	—	—	—	(9,190)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(3,881)	—	—	—	(3,881)
Shares issued dividend reinvestment plan	—	—	—	—	334	—	—	—	334
Allocation of ESOP shares	—	42	—	—	—	714	—	—	756
Allocation of SAP shares	—	1,583	—	—	—	—	—	—	1,583
Transfer of treasury shares to SAP	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	79	—	—	—	—	—	—	79
Balance at March 31, 2014	$832	$1,023,595	$435,602	$(973)	$(389,674)	$(48,041)	$(7,182)	$7,182	$1,021,341
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2015 and 2014 (Unaudited) (Continued)
(Dollars in thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099
Net income	—	—	19,802	—	—	—	—	—	19,802
Other comprehensive income, net of tax	—	—	—	3,706	—	—	—	—	3,706
Cash dividends declared	—	—	(10,798)	—	—	—	—	—	(10,798)
Distributions from DDFP	—	—	—	—	—	—	23	(23)	—
Purchases of treasury stock	—	—	—	—	(1,882)	—	—	—	(1,882)
Shares issued dividend reinvestment plan	—	23	—	—	354	—	—	—	377
Stock option exercises	—	(17)	—	—	412	—	—	—	395
Allocation of ESOP shares	—	38	—	—	—	649	—	—	687
Allocation of SAP shares	—	1,213	—	—	—	—	—	—	1,213
Allocation of stock options	—	72	—	—	—	—	—	—	72
Balance at March 31, 2015	$832	$996,382	$474,280	$3,735	$(272,895)	$(44,663)	$(7,090)	$7,090	$1,157,671
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$19,802	$17,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,333	2,094
Provision for loan losses	600	400
Deferred tax expense	1,748	2,396
Increase in cash surrender value of Bank-owned life insurance	(1,348)	(1,302)
Net amortization of premiums and discounts on securities	2,655	2,276
Accretion of net deferred loan fees	(946)	(746)
Amortization of premiums on purchased loans, net	292	153
Net increase in loans originated for sale	(3,869)	(8,267)
Proceeds from sales of loans originated for sale	4,056	8,390
Proceeds from sales of foreclosed assets	288	1,374
ESOP expense	687	756
Allocation of stock award shares	852	1,306
Allocation of stock options	72	79
Net gain on sale of loans	(187)	(123)
Net (gain) loss on securities transactions	(2)	350
Net gain on sale of premises and equipment	(5)	(1)
Net loss (gain) on sale of foreclosed assets	32	(110)
Decrease in accrued interest receivable	686	1,216
(Increase) decrease in other assets	(2,287)	269
Decrease in other liabilities	(2,897)	(4,224)
Net cash provided by operating activities	23,562	23,315
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	5,343	19,388
Purchases of investment securities held to maturity	(10,220)	(19,926)
Proceeds from sales of securities	—	6,085
Proceeds from maturities, calls and paydowns of securities available for sale	45,848	44,462
Purchases of securities available for sale	(14,769)	(18,566)
BOLI benefits received	—	1,905
Purchases of loans	(23,692)	(8,546)
Net increase in loans	(15,994)	(56,304)
Proceeds from sales of premises and equipment	5	—
Purchases of premises and equipment	(2,148)	(5,776)
Net cash used in investing activities	(15,627)	(37,278)
Cash flows from financing activities:
Net increase (decrease) in deposits	30,528	(11,051)
Increase in mortgage escrow deposits	2,004	1,852
Purchases of treasury stock	(1,882)	(3,881)
Cash dividends paid to stockholders	(10,798)	(9,190)
Shares issued dividend reinvestment plan	377	334
Stock options exercised	395	—

	Three months ended March 31,
	2015	2014
Proceeds from long-term borrowings	82,917	181,991
Payments on long-term borrowings	(87,000)	(25,000)
Net (decrease) increase in short-term borrowings	(37,364)	(140,658)
Net cash used in financing activities	(20,823)	(5,603)
Net decrease in cash and cash equivalents	(12,888)	(19,566)
Cash and cash equivalents at beginning of period	103,762	101,224
Cash and cash equivalents at end of period	$90,874	$81,658
Cash paid during the period for:
Interest on deposits and borrowings	$9,804	$9,176
Income taxes	$8,057	$1,502
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,146	$2,481
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for all of 2015.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2014 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2015			2014
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$19,802			$17,029
Basic earnings per share:
Income available to common stockholders	$19,802	62,673,887	$0.32	$17,029	57,369,039	$0.30
Dilutive shares		167,064			159,380
Diluted earnings per share:
Income available to common stockholders	$19,802	62,840,951	$0.32	$17,029	57,528,419	$0.30
Anti-dilutive stock options and awards at March 31, 2015 and 2014, totaling 818,059 shares and 838,801 shares, respectively, were excluded from the earnings per share calculations.
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
Fair Value Measurement of Assets and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Team Capital acquisition were as follows:
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
Deposits and Core Deposit Premium
Core deposit premium represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources, and was valued utilizing Level 2 inputs.
Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits represents the present value of the expected contractual payments discounted by market rates for similar time deposits, and was valued utilizing Level 2 inputs.
Borrowed Funds
The fair value for borrowed funds was obtained from actual prepayment rates from the Federal Home Loan Bank ("FHLB") of Pittsburgh, a Level 2 input. These borrowings were redeemed after the acquisition date and the fair value adjustment was fully amortized in the quarter ended June 30, 2014.
Note 3. Investment Securities
At March 31, 2015, the Company had $1.05 billion and $473.7 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of March 31, 2015 totaled 131, compared with 206 at December 31, 2014. All securities with unrealized losses at March 31, 2015 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of March 31, 2015, such securities with unrealized loss positions do not represent impairments that are other-than-temporary.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,013	58	—	8,071
Agency obligations	94,719	442	(4)	95,157
Mortgage-backed securities	913,848	19,120	(855)	932,113
State and municipal obligations	5,934	149	—	6,083
Corporate obligations	5,517	87	(8)	5,596
Equity securities	397	142	—	539
	$1,028,428	19,998	(867)	1,047,559

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,016	3	(3)	8,016
Agency obligations	94,871	268	(63)	95,076
Mortgage-backed securities	944,796	15,610	(3,149)	957,257
State and municipal obligations	6,855	147	—	7,002
Corporate obligations	6,526	9	(15)	6,520
Equity securities	397	127	—	524
	$1,061,461	16,164	(3,230)	1,074,395
The amortized cost and fair value of securities available for sale at March 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2015
	Amortized cost	Fair value
Due in one year or less	$30,687	30,771
Due after one year through five years	77,505	77,984
Due after five years through ten years	3,017	3,102
Due after ten years	2,974	3,050
	$114,183	114,907
Mortgage-backed securities totaling $913.8 million at amortized cost and $932.1 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $539,000 at fair value.
There were no sales of securities from the available for sale portfolio during the three months ended March 31, 2015. For the same period last year, proceeds from the sale of securities available for sale were $6,085,000, resulting in gross losses of $365,000 and no gross gains. Also, for the three months ended March 31, 2015, proceeds from calls on securities available for sale totaled $465,000, resulting in gross gains of $2,000 and no gross losses. For the three months ended March 31, 2014, proceeds from calls on securities available for sale totaled $740,000 resulting in gross gains of $2,000 and no gross losses.
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

	Three months ended March 31,
	2015	2014
Beginning credit loss amount	$—	1,674
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	—	—
Less: Realized losses for securities sold	—	1,540
Securities intended or required to be sold	—	—
Increases in expected cash flows on debt securities	—	—
Ending credit loss amount	$—	134
The Company did not incur an OTTI charge on securities in the available for sale portfolio for the three months ended March 31, 2015 or 2014. For the three months ended March 31, 2014, the Company realized a $365,000 loss on the sale of a previously impaired non-agency mortgage-backed security, and had previously incurred cumulative credit losses of $1.5 million on this security.

The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	8,092	(4)	—	—	8,092	(4)
Mortgage-backed securities	97,490	(350)	54,204	(505)	151,694	(855)
Corporate obligations	995	(8)	—	—	995	(8)
	$106,577	(362)	54,204	(505)	160,781	(867)

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer			Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses		Fair value	Gross unrealized losses
US Treasury obligations	$5,937	(3)	—	—	5,937,000	5,937	(3)
Agency obligations	$24,404	(40)	5,010	(23)		29,414	(63)
Mortgage-backed securities	55,488	(221)	206,669	(2,928)		262,157	(3,149)
Corporate obligations	3,466	(15)	—	—	3,466,000	3,466	(15)
	$89,295	(279)	211,679	(2,951)		300,974	(3,230)
The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2015, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at March 31, 2015 totaled 21, compared with 43 at December 31, 2014. At March 31, 2015, there were four private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $3,003,000 and an unrealized loss of $21,000. These private label mortgage-backed securities were above investment grade at March 31, 2015.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2015. The Company believes that no other-than-temporary impairment of the securities available for sale portfolio existed at March 31, 2015.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,131	21	(9)	7,143
Mortgage-backed securities	2,511	109	—	2,620
State and municipal obligations	453,339	14,715	(933)	467,121
Corporate obligations	10,723	65	(1)	10,787
	$473,704	14,910	(943)	487,671

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$6,813	17	(20)	6,810
Mortgage-backed securities	2,816	123	—	2,939
State and municipal obligations	449,410	13,814	(986)	462,238
Corporate obligations	10,489	29	(32)	10,486
	$469,528	13,983	(1,038)	482,473
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three months ended March 31, 2015, proceeds from calls on securities available for sale totaled $4,073,000, with no gross gains or losses recognized. For the three months ended March 31, 2014, the Company recognized gains of $13,000 and no gross losses related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $6,395,000. There were no sales of securities from the held to maturity portfolio for the three months ended March 31, 2015 and 2014.
The amortized cost and fair value of investment securities in the held to maturity portfolio at March 31, 2015 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2015
	Amortized cost	Fair value
Due in one year or less	$8,452	8,503
Due after one year through five years	59,079	60,587
Due after five years through ten years	186,690	194,565
Due after ten years	216,972	221,396
	$471,193	485,051
Mortgage-backed securities totaling $2.5 million at amortized cost and $2.6 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$299	(1)	1,972	(8)	2,271	(9)
State and municipal obligations	42,209	(470)	16,422	(463)	58,631	(933)
Corporate obligations	250	—	501	(1)	751	(1)
	$42,758	(471)	18,895	(472)	61,653	(943)

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,735	(20)	—	—	3,735	(20)
State and municipal obligations	27,679	(217)	47,079	(769)	74,758	(986)
Corporate obligations	6,888	(32)	—	—	6,888	(32)
	$38,302	(269)	47,079	(769)	85,381	(1,038)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of March 31, 2015, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of securities in an unrealized loss position at March 31, 2015 totaled 110, compared with 163 at December 31, 2014. The decrease in the number of securities in an unrealized loss position at March 31, 2015, was largely due to a reduction in market interest rates from December 31, 2014. All temporarily impaired investment securities were investment grade at March 31, 2015.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Mortgage loans:
Residential	$1,245,711	1,251,445
Commercial	1,688,083	1,694,359
Multi-family	1,070,294	1,041,582
Construction	274,001	221,102
Total mortgage loans	4,278,089	4,208,488
Commercial loans	1,242,565	1,262,422
Consumer loans	601,190	611,467
Total gross loans	6,121,844	6,082,377
Purchased credit-impaired ("PCI") loans	4,285	4,510
Premiums on purchased loans	5,386	5,307
Unearned discounts	(47)	(53)
Net deferred fees	(6,769)	(6,636)
Total loans	$6,124,699	6,085,505
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	March 31, 2015
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$8,871	5,832	16,913	31,616	1,214,095	1,245,711	—
Commercial	1,485	292	18,203	19,980	1,668,103	1,688,083	—
Multi-family	526	—	322	848	1,069,446	1,070,294	—
Construction	—	—	—	—	274,001	274,001	—
Total mortgage loans	10,882	6,124	35,438	52,444	4,225,645	4,278,089	—
Commercial loans	3,352	18	12,035	15,405	1,227,160	1,242,565	—
Consumer loans	3,599	1,020	3,415	8,034	593,156	601,190	—
Total gross loans	$17,833	7,162	50,888	75,883	6,045,961	6,121,844	—

	December 31, 2014
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$10,121	4,331	17,222	31,674	1,219,771	1,251,445	—
Commercial	146	30	20,026	20,202	1,674,157	1,694,359	—
Multi-family	—	—	321	321	1,041,261	1,041,582	—
Construction	—	—	—	—	221,102	221,102	—
Total mortgage loans	10,267	4,361	37,569	52,197	4,156,291	4,208,488	—
Commercial loans	1,000	371	12,342	13,713	1,248,709	1,262,422	—
Consumer loans	2,398	2,509	3,944	8,851	602,616	611,467	—
Total gross loans	$13,665	7,241	53,855	74,761	6,007,616	6,082,377	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $50.9 million and $53.9 million at March 31, 2015 and December 31, 2014, respectively. Included in non-accrual loans were $7.3 million and $8.4 million of loans which were less than 90 days past due at March 31, 2015 and December 31, 2014, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2015, or December 31, 2014.
The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million for which it is probable that, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as TDRs. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon: (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.
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
At March 31, 2015, there were 153 impaired loans totaling $90.8 million. Included in this total were 131 TDRs related to 123 borrowers totaling $61.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2015. At December 31, 2014, there were 147 impaired loans totaling $85.4 million. Included in this total were 123 TDRs to 120 borrowers totaling $54.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2014.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	March 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$65,563	22,849	2,396	90,808
Collectively evaluated for impairment	4,212,526	1,219,716	598,794	6,031,036
Total	$4,278,089	1,242,565	601,190	6,121,844

	December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$66,548	16,463	2,384	85,395
Collectively evaluated for impairment	4,141,940	1,245,959	609,083	5,996,982
Total	$4,208,488	1,262,422	611,467	6,082,377

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,896	1,648	109	6,653	—	6,653
Collectively evaluated for impairment	27,990	22,049	4,168	54,207	250	54,457
Total	$32,886	23,697	4,277	60,860	250	61,110

	December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,696	2,318	113	7,127	—	7,127
Collectively evaluated for impairment	27,281	22,063	4,768	54,112	495	54,607
	$31,977	24,381	4,881	61,239	495	61,734
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
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2015 and 2014 along with their balances immediately prior to the modification date and post-modification as of March 31, 2015 and 2014:

	For the three months ended
	March 31, 2015			March 31, 2014
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$322	$321	4	$875	$835
Construction	1	2,600	347	—	—	—
Total mortgage loans	3	2,922	668	4	875	835
Commercial loans	4	6,659	6,898	1	116	28
Consumer loans	1	44	42	—	—	—
Total restructured loans	8	$9,625	$7,608	5	$991	$863
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three months ended March 31, 2015 and 2014 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three months ended March 31, 2015 and 2014. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $31,000 and $41,000 for the three months ended March 31, 2015 and 2014, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three months ended March 31, 2015, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.90%, compared to a rate of 5.83% prior to modification. For the three months ended March 31, 2014, the TDRs had a weighted average modified interest rate of approximately 4.31%, compared to a rate of 5.23% prior to modification.

The following table presents loans modified as TDRs within the previous 12 months from March 31, 2015 and 2014, and for which there was a payment default (90 days or more past due) at the quarter ended March 31, 2015 and 2014.

	March 31, 2015		March 31, 2014
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	$—	$—	1	$90
Total mortgage loans	—	—	1	90
Commercial loans	—	—	3	$1,647
Total restructured loans	$—	$—	4	$1,737
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
The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the PCI loans acquired from Team Capital at May 30, 2014 (in thousands):

May 30, 2014
Contractually required principal and interest	$12,505
Contractual cash flows not expected to be collected (non-accretable discount)	(6,475)
Expected cash flows to be collected at acquisition	6,030
Interest component of expected cash flows (accretable yield)	(810)
Fair value of acquired PCI loans	$5,220
PCI loans declined $225,000 to $4.3 million at March 31, 2015, from $4.5 million at December 31, 2014, largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $76,000 increase in interest income for the three months ended March 31, 2015, due to the acceleration of accretable and non-accretable discount on these loans.
The following table summarizes the changes in the accretable yield for PCI loans during the three months ended March 31, 2015 (in thousands):

Three months ended March 31, 2015
Beginning balance	$695
Acquisition	—
Accretion	(198)
Reclassification from non-accretable discount	184
Ending balance	$681

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2015
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	1,038	(477)	284	845	(245)	600
Recoveries of loans previously charged-off	65	215	211	491	—	491
Loans charged-off	(194)	(422)	(1,099)	(1,715)	—	(1,715)
Balance at end of period	$32,886	23,697	4,277	60,860	250	61,110

2014
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	(2,000)	1,330	144	(526)	926	400
Recoveries of loans previously charged-off	67	243	121	431	—	431
Loans charged-off	(741)	(519)	(815)	(2,075)	—	(2,075)
Balance at end of period	$31,470	25,161	4,379	61,010	2,410	63,420

The following table presents loans individually evaluated for impairment by portfolio segment and class, excluding PCI loans (in thousands):

	March 31, 2015					December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$15,230	10,895	—	11,048	107	14,942	10,629	—	11,138	357
Commercial	2,613	2,574	—	2,574	—	4,971	4,708	—	4,713	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	17,843	13,469	—	13,622	107	19,913	15,337	—	15,851	357
Commercial loans	8,925	8,387	—	8,501	60	2,718	2,179	—	1,823	4
Consumer loans	1,302	854	—	862	8	1,250	830	—	870	28
Total loans	$28,070	22,710	—	22,985	175	23,881	18,346	—	18,544	389

Loans with an allowance recorded
Mortgage loans:
Residential	$15,444	14,824	2,382	14,864	386	15,523	14,906	2,367	15,106	555
Commercial	38,382	36,923	2,504	37,021	239	37,555	36,306	2,329	36,674	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	347	347	10	347	14	—	—	—	—	—
Total	54,173	52,094	4,896	52,232	639	53,078	51,212	4,696	51,780	1,469
Commercial loans	16,257	14,462	1,648	14,673	75	15,990	14,283	2,318	15,967	390
Consumer loans	1,552	1,542	109	1,548	19	1,565	1,554	113	1,578	80
Total loans	$71,982	68,098	6,653	68,453	733	70,633	67,049	7,127	69,325	1,939

Total impaired loans
Mortgage loans:
Residential	$30,674	25,719	2,382	25,912	493	30,465	25,535	2,367	26,244	912
Commercial	40,995	39,497	2,504	39,595	239	42,526	41,014	2,329	41,387	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	347	347	10	347	14	—	—	—	—	—
Total	72,016	65,563	4,896	65,854	746	72,991	66,549	4,696	67,631	1,826
Commercial loans	25,182	22,849	1,648	23,174	135	18,708	16,462	2,318	17,790	394
Consumer loans	2,854	2,396	109	2,410	27	2,815	2,384	113	2,448	108
Total loans	$100,052	90,808	6,653	91,438	908	94,514	85,395	7,127	87,869	2,328
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $6,653,000 and $7,127,000 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, impaired loans for which there was no related allowance for loan losses totaled $22,710,000 and $18,346,000, respectively. The average balance of impaired loans during the three months ended March 31, 2015 and December 31, 2014 was $91,438,000 and $87,869,000, respectively.
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
Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At March 31, 2015
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,832	43,749	1,105	—	50,686	57,403	1,020	109,109
Substandard	16,913	30,773	847	347	48,880	32,410	3,165	84,455
Doubtful	—	1,061	—	—	1,061	28	—	1,089
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	22,745	75,583	1,952	347	100,627	89,841	4,185	194,653
Pass/Watch	1,222,966	1,612,500	1,068,342	273,654	4,177,462	1,152,724	597,005	5,927,191
Total	$1,245,711	1,688,083	1,070,294	274,001	4,278,089	1,242,565	601,190	6,121,844

	At December 31, 2014
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,331	18,414	851	—	23,596	45,599	2,509	71,704
Substandard	17,222	53,454	322	2,600	73,598	32,828	3,938	110,364
Doubtful	—	1,063	—	—	1,063	29	—	1,092
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	21,553	72,931	1,173	2,600	98,257	78,456	6,447	183,160
Pass/Watch	1,229,892	1,621,428	1,040,409	218,502	4,110,231	1,183,966	605,020	5,899,217
Total	$1,251,445	1,694,359	1,041,582	221,102	4,208,488	1,262,422	611,467	6,082,377
Note 5. Deposits
Deposits at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Savings	$985,464	995,347
Money market	1,501,964	1,496,466
NOW	1,454,504	1,425,424
Non-interest bearing	1,075,197	1,049,597
Certificates of deposit	805,922	825,689
Total	$5,823,051	5,792,523
Note 6. Components of Net Periodic Benefit Cost
The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003, the date on which the Plan was frozen. All participants in the Plan are 100% vested. The Plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. In an effort to lower and reduce the volatility of its future pension costs, the Company offered a lump sum pension distribution option to its vested terminated employees in the quarter ended June 30, 2014, and the Plan paid $4.3 million to those employees that elected to receive lump sum pension distributions and the Company realized an associated charge of $1.3 million. This charge was a pro rata share of the unrecognized losses recorded in other comprehensive income.

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
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2015 and 2014 included the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post- retirement benefits
	2015	2014	2015	2014
Service cost	$—	—	42	42
Interest cost	284	352	281	272
Expected return on plan assets	(633)	(894)	—	—
Amortization of prior service cost	—	—	—	(1)
Amortization of the net loss	194	93	—	(51)
Net periodic benefit (increase) cost	$(155)	(449)	323	262
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2015 was calculated using the actual January 1, 2015 pension valuation and the other post-retirement benefits valuations.
Note 7. Impact of Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company's adoption of this ASU did not have a significant impact on its consolidated financial statements.
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
Also in June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company's adoption of this ASU did not have a significant impact on its consolidated financial statements.
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
In January 2014, the FASB issued ASU No. 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual and interim periods beginning after December 15, 2014. The Company’s adoption of this ASU did not have a significant impact on its consolidated financial statements.
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
GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted pric es in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2015 and December 31, 2014.

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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2015 and December 31, 2014.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2015 and December 31, 2014.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,071	8,071	—	—
Agency obligations	95,157	95,157	—	—
Mortgage-backed securities	932,113	—	932,113	—
State and municipal obligations	6,083	—	6,083	—
Corporate obligations	5,596	—	5,596	—
Equity securities	539	539	—	—
Total securities available for sale	1,047,559	103,767	943,792	—
Asset derivatives	3,216	—	3,216	—
	$1,050,775	103,767	947,008	—

Liability derivatives	$3,285	—	3,285	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,010	—	—	23,010
Foreclosed assets	5,924	—	—	5,924
	$28,934	—	—	28,934

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,016	8,016	—	—
Agency obligations	95,076	95,076	—	—
Mortgage-backed securities	957,257	—	957,257	—
State and municipal obligations	7,002	—	7,002	—
Equity securities	524	524	—	—
	1,074,395	103,616	970,779	—
Asset derivatives	2,046	—	2,046
	$1,076,441	$103,616	$972,825	$—

Liability derivatives	$2,052		2,052

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,086	—	—	23,086
Foreclosed assets	5,098	—	—	5,098
	$28,184	—	—	28,184
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015.

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

FHLB-NY Stock
The carrying value of FHLB of New York (FHLB-NY) stock was its cost. The fair value of FHLB-NY stock is based on redemption at par value. The Company classifies the estimated fair value as Level 1 within the fair value hierarchy.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2015 and December 31, 2014. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$90,874	90,874	90,874	—		—
Securities available for sale:
US Treasury obligations	8,071	8,071	8,071	—		—
Agency obligations	95,157	95,157	95,157	—		—
Mortgage-backed securities	932,113	932,113	—	932,113		—
State and municipal obligations	6,083	6,083	—	6,083		—
Corporate obligations	5,596	5,596	—	5,596		—
Equity securities	539	539	539	—		—
Total securities available for sale	$1,047,559	1,047,559	103,767	943,792		—
Investment securities held to maturity:
Agency obligations	7,131	7,143	7,143	—		—
Mortgage-backed securities	2,511	2,620	—	2,620		—
State and municipal obligations	453,339	467,121	—	467,121		—
Corporate obligations	10,723	10,787	—	10,787		—
Total securities held to maturity	$473,704	487,671	7,143	480,528		—
FHLB-NY stock	67,455	67,455	67,455	—		—
Loans, net of allowance for loan losses	6,063,589	6,165,229	—	—		6,165,229
Asset derivative	3,216	3,216	—	3,216		—

Financial liabilities:
Deposits other than certificates of deposits	$5,017,129	5,017,129	5,017,129	—		—
Certificates of deposit	805,922	809,036	—	809,036		—
Total deposits	5,823,051	5,826,165	5,017,129	809,036		—
Borrowings	1,468,404	1,489,209	—	1,489,209		—
Liability derivative	3,285	3,285	—	3,285	845,000	—

		Fair Value Measurements at December 31, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,762	103,762	103,762	—	—
Securities available for sale:
US Treasury obligations	8,016	8,016	8,016	—	—
Agency obligations	95,076	95,076	95,076	—	—
Mortgage-backed securities	957,257	957,257	—	957,257	—
State and municipal obligations	7,002	7,002	—	7,002	—
Corporate obligations	6,520	6,520	—	6,520	—
Equity securities	524	524	524	—	—
Total securities available for sale	$1,074,395	1,074,395	103,616	970,779	—
Investment securities held to maturity:
Agency obligations	$6,813	6,810	6,810	—	—
Mortgage-backed securities	2,816	2,939	—	2,939	—
State and municipal obligations	449,410	462,238	—	462,238	—
Corporate obligations	10,489	10,486	—	10,486	—
Total securities held to maturity	$469,528	482,473	6,810	475,663	—
FHLB-NY stock	69,789	69,789	69,789	—	—
Loans, net of allowance for loan losses	6,023,771	6,104,558	—	—	6,104,558
Asset derivative	2,046	2,046		2,046

Financial liabilities:
Deposits other than certificates of deposits	$4,966,834	4,966,834	4,966,834	—	—
Certificates of deposit	825,689	830,233	—	830,233	—
Total deposits	$5,792,523	5,797,067	4,966,834	830,233	—
Borrowings	1,509,851	1,516,966	—	1,516,966	—
Liability derivative	2,052	2,052		2,052
Note 9. Other Comprehensive Income
The following table presents the components of other comprehensive income both gross and net of tax, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains arising during the period	$6,202	(2,491)	3,711	6,287	(2,568)	3,719
Reclassification adjustment for (gains) losses included in net income	(2)	1	(1)	350	(143)	207
Total	6,200	(2,490)	3,710	6,637	(2,711)	3,926
Amortization related to post-retirement obligations	(7)	3	(4)	(81)	33	(48)
Total other comprehensive income	$6,193	(2,487)	3,706	6,556	(2,678)	3,878
The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2015 and 2014 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the three months ended March 31,
	2015			2014
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31,	$7,743	(7,714)	29	(2,799)	(2,052)	(4,851)
Current period change in other comprehensive income (loss)	3,710	(4)	3,706	3,926	(48)	3,878
Balance at March 31,	$11,453	(7,718)	3,735	1,127	(2,100)	(973)
The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2015	2014
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$2	$(350)	Net gain on securities transactions
	(1)	143	Income tax expense
	1	(207)	Net of tax

Post retirement obligations:
Amortization of actuarial losses (gains)	194	42	Compensation and employee benefits (1)
	(79)	(17)	Income tax expense
	115	25	Net of tax
Total reclassifications	$116	$(182)	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$3,208	Other liabilities	$3,285
Credit contracts	Other assets	8		—
Total derivatives not designated as hedging instruments		$3,216		$3,285

	As of December 31, 2014
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$2,040	Other liabilities	$2,052
Credit contracts	Other assets	6		—
Total derivatives not designated as hedging instruments		$2,046		$2,052
None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2014. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2015, the Company had eleven interest rate swaps with an aggregate notional amount of $110.7 million, compared with nine interest rate swaps with an aggregate notional amount of $94.9 million at December 31, 2014.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the quarter ended March 31, 2015 (in thousands).

		Gain (loss) recognized in Income on derivatives
	Consolidated Statements of Income	Three months ended March 31, 2015
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(65)
Credit contracts	Other income	1
Total		$(64)
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
As of March 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,338,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $2,980,000 against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value. At March 31, 2015, there were no breaches of any provisions of the Company's derivative agreements with its counterparties.
Note 11. Subsequent Event
On April 1, 2015, Beacon Trust Company ("Beacon") completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC, both Morristown, New Jersey based registered investment advisers under common ownership. Beacon Trust Company is a wholly owned subsidiary of The Provident Bank which, in turn, is wholly owned by the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. Reference is made to the "Risk Factors" disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Acquisitions
On October 31, 2014, Beacon acquired the fiduciary account relationships of Suffolk County National Bank, a subsidiary of Suffolk Bancorp., in Suffolk County, New York.

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
When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party, and periodically by the Credit Committee in the credit renewal or approval. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating
Management assigns general valuation allowance (“GVA”) percentages to each risk rating category for use in allocating the allowance for loan losses, giving consideration to historical loss experience by loan type and other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries, loan volume, as well as the national and local economic trends and conditions. The appropriateness of these percentages is evaluated by management at least annually and monitored on a quarterly basis, with changes made when they are required. In the second quarter of 2014, management completed its most recent evaluation of the GVA percentages. As a result of that evaluation, certain GVA percentages applied to residential mortgage, commercial, multi-family and commercial mortgage loans were reduced to reflect the decrease in the historical loss experience and improvements in qualitative factors. In addition, GVA percentages for marine loans were increased due to historical loss experience.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In this evaluation, the Company did not recognize an other-than-temporary impairment charge on securities for the three months ended March 31, 2015 or 2014.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At March 31, 2015, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND DECEMBER 31, 2014
Total assets increased $1.8 million to $8.53 billion at March 31, 2015, from $8.52 billion at December 31, 2014, primarily due to a $39.2 million increase in total loans, partially offset by decreases of $25.0 million and $12.9 million in total investments and cash and cash equivalents, respectively.
Total loans increased $39.2 million, or 0.6%, to $6.12 billion at March 31, 2015, from $6.09 billion at December 31, 2014. Loan originations totaled $530.4 million and loan purchases totaled $23.7 million for the three months ended March 31, 2015. The loan portfolio had net increases of $52.9 million in construction loans and $28.7 million in multi-family mortgage loans, partially offset by net decreases of $19.8 million in commercial loans, $10.3 million in consumer loans, $6.5 million in commercial mortgage loans and $5.7 million in residential mortgage loans. Commercial real estate, commercial and construction loans represented 69.8% of the loan portfolio at March 31, 2015, compared to 69.4% at December 31, 2014.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at March 31, 2015 was $6.8 million. Of this total, 6 loans totaling $1.2 million were 90 days or more delinquent. General valuation reserves of 5.50%, or $65,000 were allocated to such loans at March 31, 2015.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $79.1 million and $48.3 million, respectively, at March 31, 2015. No SNCs were 90 days or more delinquent at March 31, 2015.
The Company had outstanding junior lien mortgages totaling $260.2 million at March 31, 2015. Of this total, 25 loans totaling $1.8 million were 90 days or more delinquent. General valuation reserves of 10%, or $179,000, were allocated to such loans which were 90 days or more delinquent at March 31, 2015.
At March 31, 2015, the Company had outstanding indirect marine loans totaling $25.1 million. There was 1 loan totaling $29,471 that was 90 days or more delinquent at March 31, 2015. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Mortgage loans:
Residential	$16,913	17,222
Commercial	18,203	20,026
Multi-family	322	322
Total mortgage loans	35,438	37,570
Commercial loans	12,035	12,342
Consumer loans	3,415	3,944
Total non-performing loans	50,888	53,856
Foreclosed assets	5,924	5,098
Total non-performing assets	$56,812	58,954
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Mortgage loans:
Residential	$5,832	4,331
Commercial	292	30
Total mortgage loans	6,124	4,361
Commercial loans	18	371
Consumer loans	1,020	2,509
Total 60-89 day delinquent loans	$7,162	7,241
At March 31, 2015, the allowance for loan losses totaled $61.1 million, or 1.00% of total loans, compared with $61.7 million, or 1.01% of total loans at December 31, 2014. Total non-performing loans were $50.9 million, or 0.83% of total loans at March 31, 2015, compared to $53.9 million, or 0.88% of total loans at December 31, 2014. The $3.0 million decrease in non-performing loans at March 31, 2015 was due to a $1.8 million decrease in non-performing commercial mortgage loans, a $529,000 decrease in non-performing consumer loans, a $308,000 decrease in non-performing residential mortgages and a $307,000 decrease in non-performing commercial loans. Non-performing loans do not include purchased credit impaired ("PCI") loans acquired from Team Capital. At March 31, 2015, PCI loans totaled $4.3 million, compared to $4.5 million at December 31, 2014.
At March 31, 2015, the Company held $5.9 million of foreclosed assets, compared with $5.1 million at December 31, 2014. Foreclosed assets at March 31, 2015 consisted of $3.0 million of residential real estate, $2.9 million of commercial real estate and $44,000 of marine vessels. Total non-performing assets at March 31, 2015 declined $2.1 million, or 3.6%, to $56.8 million, or 0.67% of total assets, from $59.0 million, or 0.69% of total assets at December 31, 2014.
Total investments decreased $25.0 million, or 1.5%, to $1.59 billion at March 31, 2015, from $1.61 billion at December 31, 2014, largely due to principal repayments on mortgage-backed securities and maturities of municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits increased $30.5 million during the three months ended March 31, 2015, to $5.82 billion. Total core deposits, which consist of savings and demand deposit accounts, increased $50.3 million to $5.02 billion at March 31, 2015, while time deposits decreased $19.8 million to $805.9 million at March 31, 2015. The increase in core deposits was largely attributable to growth in both non-interest bearing and interest bearing demand deposits. Non-interest bearing demand deposits increased $25.6 million to $1.08 billion at March 31, 2015. Core deposits represented 86.2% of total deposits at March 31, 2015, compared to 85.7% at December 31, 2014.
Borrowed funds decreased $41.4 million, or 2.7%, during the three months ended March 31, 2015, to $1.47 billion, as shorter-term wholesale funding was replaced by the net inflow of deposits for the period. Borrowed funds represented 17.2% of total assets at March 31, 2015, a decrease from 17.7% at December 31, 2014.
Stockholders’ equity increased $13.6 million, or 1.2%, for the three months ended March 31, 2015, to $1.16 billion, due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. Common stock repurchases made in connection with withholding to cover income taxes on stock-based compensation for the three months ended March 31, 2015 totaled 102,943 shares at an average cost of $18.27 per share. At March 31, 2015, 3.3 million shares remained eligible for repurchase under the current authorization. Book value per share and tangible book value per share at March 31, 2015 were $17.76 and $11.57, respectively, compared with $17.63 and $11.40, respectively, at December 31, 2014.
Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors to fund loans and, securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLB-NY and approved broker-dealers.
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows.
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule became effective for the Bank on January 1, 2015. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage capital ratio at 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Company has chosen to exercise the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
As of March 31, 2015, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2015
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 leverage capital	$324,476	4.00%	$690,510	8.51%
Common equity Tier 1 risk-based capital	289,419	4.50%	690,510	10.74%
Tier 1 risk-based capital	385,892	6.00%	690,510	10.74%
Total risk-based capital	514,522	8.00%	751,775	11.69%

Company:
Tier 1 leverage capital	324,480	4.00	755,622	9.31%
Common equity Tier 1 risk-based capital	289,425	4.50	755,622	11.75%
Tier 1 risk-based capital	385,900	6.00	755,622	11.75%
Total risk-based capital	514,533	8.00	816,887	12.70%
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
General. The Company reported net income of $19.8 million, or $0.32 per basic and diluted share for the three months ended March 31, 2015, compared to net income of $17.0 million, or $0.30 per basic and diluted share for the three months ended March 31, 2014.
Results of operations for the first quarter of 2015 benefited from growth in average loans outstanding, an increase in average non-interest bearing demand deposits and continued improvement in asset quality, partially offset by a reduction in average loan yields.

The growth in average loans outstanding for the quarter ended March 31, 2015 reflected the May 30, 2014 acquisition of Team Capital Bank (“Team Capital”), together with organic loan originations.
Net Interest Income. Total net interest income increased $6.7 million to $61.9 million for the quarter ended March 31, 2015, from $55.2 million for the quarter ended March 31, 2014. Interest income for the first quarter of 2015 increased $7.7 million to $72.2 million, from $64.5 million for the same period in 2014. Interest expense increased $1.0 million, or 10.5%, to $10.3 million for the quarter ended March 31, 2015, from $9.3 million for the quarter ended March 31, 2014. The improvement in net interest income was due to growth in average loans outstanding from both loans acquired from Team Capital and organic originations, and an increase in average non-interest bearing demand deposits, partially offset by year-over-year compression in the net interest margin.
The net interest margin for the quarter ended March 31, 2015, decreased 4 basis points to 3.24%, compared with 3.28% for the quarter ended March 31, 2014. The weighted average yield on interest-earning assets decreased 6 basis points to 3.78% for the quarter ended March 31, 2015, compared with 3.84% for the quarter ended March 31, 2014, while the weighted average cost of interest bearing liabilities decreased one basis point to 0.67% for the quarter ended March 31, 2015, compared with 0.68% for the first quarter of 2014. The average cost of interest bearing deposits for the quarter ended March 31, 2015 was 0.31%, compared with 0.35% for the same period last year. Average non-interest bearing demand deposits totaled $1.05 billion for the quarter ended March 31, 2015, compared with $861.9 million for the quarter ended March 31, 2014. The average cost of borrowed funds for the quarter ended March 31, 2015 was 1.82%, compared with 1.87% for the same period last year.
Interest income on loans secured by real estate increased $4.7 million to $43.3 million for the three months ended March 31, 2015, from $38.6 million for the three months ended March 31, 2014. Commercial loan interest income increased $2.9 million, or 27.4%, to $13.4 million for the three months ended March 31, 2015, from $10.5 million for the three months ended March 31, 2014. Consumer loan interest income increased $132,000 to $5.8 million for the three months ended March 31, 2015, from $5.7 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, the average balance of total loans increased $874.6 million to $6.03 billion, from $5.15 billion for the same period in 2014, due to loans added from the Team Capital acquisition and organic originations, partially offset by loan repayments. The average loan yield for the three months ended March 31, 2015, decreased 10 basis points to 4.16%, from 4.26% for the same period in 2014.
The average yield on total securities decreased to 2.38% for the three months ended March 31, 2015, compared with 2.46% for the same period in 2014. Interest income on investment securities held to maturity increased $726,000 to $3.4 million for the quarter ended March 31, 2015, compared to the same period last year. Average investment securities held to maturity increased $115.5 million to $473.4 million for the quarter ended March 31, 2015, from $357.9 million for the same period last year.
Interest income on securities available for sale and FHLB-NY stock decreased $781,000, or 11.0%, to $6.3 million for the quarter ended March 31, 2015, from $7.1 million for the quarter ended March 31, 2014. The average balance of securities available for sale and FHLB-NY stock decreased $69.8 million, or 5.8%, to $1.14 billion for the three months ended March 31, 2015, from $1.21 billion for the same period in 2014.
Interest paid on deposit accounts decreased $150,000, or 4.0%, to $3.6 million for the quarter ended March 31, 2015, from $3.7 million for the quarter ended March 31, 2014. The average cost of interest bearing deposits decreased to 0.31% for the three months ended March 31, 2015, from 0.35% for the three months ended March 31, 2014. For the three months ended March 31, 2015, average interest bearing core deposits increased $399.2 million, to $3.93 billion, from $3.53 billion for the same period in 2014. For the three months ended March 31, 2015, average time deposits increased $21.8 million, or 2.8%, to $809.3 million, from $787.5 million for the same period in 2014.
Interest paid on borrowed funds increased $1.1 million, or 20.3%, to $6.7 million for the quarter ended March 31, 2015, from $5.6 million for the quarter ended March 31, 2014. The average cost of borrowings decreased to 1.82% for the three months ended March 31, 2015, respectively, from 1.87% for the three months ended March 31, 2014. For the three months ended March 31, 2015, average borrowings increased $280.1 million, or 23.1%, to $1.49 billion, from $1.21 billion for the three months ended March 31, 2014.
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

The Company recorded provisions for loan losses of $600,000 for the three months ended March 31, 2015, compared with $400,000 recorded for the three months ended March 31, 2014. For the three months ended March 31, 2015, the Company had net charge-offs of $1.2 million, compared with net charge-offs of $1.6 million for the same period in 2014. At March 31, 2015, the Company’s allowance for loan losses was $61.1 million, or 1.00% of total loans, compared with $61.7 million, or 1.01% of total loans at December 31, 2014.
Non-Interest Income. For the three months ended March 31, 2015, non-interest income totaled $10.3 million, an increase of $2.2 million, or 26.9%, compared to $8.1 million for the same period in 2014. Fee income increased $1.3 million, or 26.1%, to $6.1 million, from $4.8 million for the three months ended March 31, 2014, primarily due to a $1.1 million increase in commercial loan prepayment fee income. In addition, wealth management income increased $505,000, or 24.6%, to $2.6 million for the quarter ended March 31, 2015, due in part to revenue earned on assets under management from the Company’s October 31, 2014 acquisition of Suffolk Bancorp's wealth management business, and improved client pricing. Also, net gains on securities transactions increased $352,000 for the three months ended March 31, 2015, compared to the same period in 2014, mainly due to a $350,000 loss on the sale of an impaired non-agency mortgage-backed security recognized in the first quarter of 2014.
Non-Interest Expense. For the three months ended March 31, 2015, non-interest expense increased $5.2 million to $43.4 million, compared to the three months ended March 31, 2014. The quarter ended March 31, 2015 includes additional costs associated with operating in the acquired Team Capital markets. Compensation and employee benefits expense increased $2.8 million to $24.2 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, largely due to a $1.3 million increase in salary expense associated with the addition of former Team Capital employees, higher salary expense resulting from annual merit increases and increased employee medical and retirement benefit costs, partially offset by lower stock-based compensation. Net occupancy costs increased $1.1 million, to $7.2 million for the quarter ended March 31, 2015, compared to the same quarter in 2014, predominately due to additional facilities costs related to Team Capital and increased equipment maintenance costs. In addition, other operating expenses increased $704,000 to $6.1 million for the three months ended March 31, 2015, compared to $5.4 million for the same period in 2014, due to increases in consultant and attorney fees, a portion of which were related to the Company's loan workout and asset recovery activities. The amortization of intangibles increased $644,000 for the three months ended March 31, 2015, compared with the same period in 2014, largely due to the increase in core deposit intangible amortization related to the Team Capital acquisition, while data processing expense increased $230,000 to $3.0 million for the three months ended March 31, 2015, compared to $2.8 million for the same period in 2014, principally due to increased software maintenance cost and telecommunication expense required to support the Team Capital locations. Partially offsetting these increases, advertising and promotional expenses decreased $304,000 to $761,000 for the quarter ended March 31, 2015, due to costs incurred in the first quarter of 2014 related to the introduction of the Company's new branding initiative, updated logo and the related marketing campaigns.
Income Tax Expense. For the three months ended March 31, 2015, the Company’s income tax expense was $8.4 million, compared with $7.7 million for the three months ended March 31, 2014. The increase in income tax expense was a function of growth in pre-tax income. The Company’s effective tax rates were 29.8% and 31.1% for the three months ended March 31, 2015 and 2014, respectively.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at up 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2015 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	241,266	(4,061)	(1.7)%
Static	245,327	—	—
+100	242,424	(2,903)	(1.2)
+200	238,903	(6,424)	(2.6)
+300	236,327	(9,000)	(3.7)
The preceding table indicates that, as of March 31, 2015, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.7%, or $9.0 million. In the event of a 100 basis point decrease in interest rates,whereby rates ramp up evenly over a twelve-month period, net interest income is projected to decrease 1.7%, or $4.1 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2015 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	1,330,535	43,995	3.4%	15.2%	2.5%
Flat	1,286,540	—	—	14.8	—
+100	1,256,809	(29,731)	(2.3)	14.6	(1.5)
+200	1,212,908	(73,632)	(5.7)	14.2	(4.0)
+300	1,157,442	(129,098)	(10.0)	13.7	(7.4)
The preceding table indicates that as of March 31, 2015, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 10.0%, or $129.1 million. If rates were to decrease 100 basis points, the model forecasts a 3.4%, or $44.0 million, increase in the present value of equity.

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
There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
January 1, 2015 Through January 31, 2015	—	—	—	3,449,893
February 1, 2014 Through February 28, 2015	25,354	$18.31	25,354	3,424,539
March 1, 2015 Through March 31, 2015	77,589	18.26	77,589	3,346,950
Total	102,943	$18.27	102,943

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

10.17
Written Description of Provident Financial Services, Inc.’s 2013 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

10.18
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons, Nesci and Raimonde dated as of February 21, 2013. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

10.19
Written Description of Provident Financial Services, Inc.’s 2014 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2013 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014/File No. 001-31566.)

10.20
Agreement and Plan of Merger by and among Provident Financial Services, Inc., The Provident Bank and Team Capital Bank, dated December 19, 2013. (Filed as an exhibit to the Company's December 19, 2013 Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013/File No. 001-31566.)

10.21
Written Description of Provident Financial Services, Inc.’s 2015 Cash Incentive Plan. (Filed as an exhibit to the Company’s December 31, 2014 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015/File No. 001-31566.)

10.22
Provident Financial Services, Inc. Executive Annual Incentive Plan. (Filed as an exhibit to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 13, 2015/File No. 001-31566).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 11, 2015	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 11, 2015	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer