Form 10-Q
period 2015-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2015-08-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2015 there were 83,209,293 shares issued and 65,682,059 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 383,731 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2015 (Unaudited) and December 31, 2014
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$102,346	$102,484
Short-term investments	2,386	1,278
Total cash and cash equivalents	104,732	103,762
Securities available for sale, at fair value	1,031,325	1,074,395
Investment securities held to maturity (fair value of $476,792 at June 30, 2015 (unaudited) and $482,473 at December 31, 2014)	471,984	469,528
Federal Home Loan Bank stock	77,892	69,789
Loans	6,308,353	6,085,505
Less allowance for loan losses	59,624	61,734
Net loans	6,248,729	6,023,771
Foreclosed assets, net	8,088	5,098
Banking premises and equipment, net	91,380	92,990
Accrued interest receivable	25,628	25,228
Intangible assets	432,879	404,422
Bank-owned life insurance	180,377	177,712
Other assets	78,400	76,682
Total assets	$8,751,414	$8,523,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,030,152	$3,971,487
Savings deposits	988,131	995,347
Certificates of deposit of $100,000 or more	350,004	342,072
Other time deposits	445,934	483,617
Total deposits	5,814,221	5,792,523
Mortgage escrow deposits	25,970	21,649
Borrowed funds	1,684,574	1,509,851
Other liabilities	59,525	55,255
Total liabilities	7,584,290	7,379,278
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,287,831 shares outstanding at June 30, 2015 (unaudited) and 64,905,905 outstanding at December 31, 2014	832	832
Additional paid-in capital	998,096	995,053
Retained earnings	485,577	465,276
Accumulated other comprehensive (loss) income	(1,463)	29
Treasury stock	(271,904)	(271,779)
Unallocated common stock held by the Employee Stock Ownership Plan	(44,014)	(45,312)
Common stock acquired by the Directors’ Deferred Fee Plan	(6,899)	(7,113)
Deferred compensation – Directors’ Deferred Fee Plan	6,899	7,113
Total stockholders’ equity	1,167,124	1,144,099
Total liabilities and stockholders’ equity	$8,751,414	$8,523,377
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2015 and 2014 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income:
Real estate secured loans	$43,594	$40,381	$86,883	$78,933
Commercial loans	13,669	11,548	27,108	22,095
Consumer loans	5,794	5,869	11,588	11,531
Securities available for sale and Federal Home Loan Bank Stock	5,735	6,663	12,036	13,745
Investment securities held to maturity	3,386	2,906	6,782	5,576
Deposits, Federal funds sold and other short-term investments	10	19	22	29
Total interest income	72,188	67,386	144,419	131,909
Interest expense:
Deposits	3,624	3,687	7,212	7,425
Borrowed funds	6,890	6,298	13,605	11,882
Total interest expense	10,514	9,985	20,817	19,307
Net interest income	61,674	57,401	123,602	112,602
Provision for loan losses	1,100	1,500	1,700	1,900
Net interest income after provision for loan losses	60,574	55,901	121,902	110,702
Non-interest income:
Fees	7,181	5,074	13,235	9,876
Wealth management income	5,097	2,545	7,655	4,598
Bank-owned life insurance	1,317	1,577	2,665	2,879
Net gain (loss) on securities transactions	643	110	645	(240)
Other income	2,704	1,021	3,045	1,330
Total non-interest income	16,942	10,327	27,245	18,443
Non-interest expense:
Compensation and employee benefits	24,414	23,581	48,615	44,974
Net occupancy expense	6,577	5,623	13,749	11,712
Data processing expense	3,159	2,761	6,186	5,558
FDIC insurance	1,272	1,144	2,490	2,280
Amortization of intangibles	1,124	519	2,051	802
Advertising and promotion expense	1,381	1,081	2,142	2,146
Other operating expenses	8,192	8,962	14,323	14,389
Total non-interest expense	46,119	43,671	89,556	81,861
Income before income tax expense	31,397	22,557	59,591	47,284
Income tax expense	9,601	6,206	17,993	13,904
Net income	$21,796	$16,351	$41,598	$33,380
Basic earnings per share	$0.35	$0.28	$0.66	$0.57
Weighted average basic shares outstanding	62,894,213	59,147,241	62,784,655	58,263,052
Diluted earnings per share	$0.35	$0.28	$0.66	$0.57
Weighted average diluted shares outstanding	63,044,965	59,269,262	62,943,563	58,403,753

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$21,796	$16,351	$41,598	$33,380
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(4,929)	6,339	(1,218)	10,058
Reclassification adjustment for gains included in net income	(385)	(65)	(386)	142
Total	(5,314)	6,274	(1,604)	10,200
Amortization related to post-retirement obligations	116	(615)	112	(663)
Total other comprehensive (loss) income	(5,198)	5,659	(1,492)	9,537
Total comprehensive income	$16,598	$22,010	$40,106	$42,917
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2015 and 2014 (Unaudited)
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2015 and 2014 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099
Net income	—	—	41,598	—	—	—	—	—	41,598
Other comprehensive loss, net of tax	—	—	—	(1,492)	—	—	—	—	(1,492)
Cash dividends declared	—	—	(21,297)	—	—	—	—	—	(21,297)
Distributions from DDFP	—	21	—	—	—	—	214	(214)	21
Purchases of treasury stock	—	—	—	—	(1,933)	—	—	—	(1,933)
Shares issued dividend reinvestment plan	—	44	—	—	685	—	—	—	729
Stock option exercises	—	(58)	—	—	1,123	—	—	—	1,065
Allocation of ESOP shares	—	92	—	—	—	1,298	—	—	1,390
Allocation of SAP shares	—	2,816	—	—	—	—	—	—	2,816
Allocation of Treasury Shares	—	—	—	—	—	—	—	—	—
Allocation of stock options	—	128	—	—	—	—	—	—	128
Balance at June 30, 2015	$832	$998,096	$485,577	$(1,463)	$(271,904)	$(44,014)	$(6,899)	$6,899	$1,167,124
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$41,598	$33,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,886	4,562
Provision for loan losses	1,700	1,900
Deferred tax expense	2,197	1,820
Increase in cash surrender value of Bank-owned life insurance	(2,665)	(2,879)
Net amortization of premiums and discounts on securities	5,397	4,792
Accretion of net deferred loan fees	(1,905)	(1,541)
Amortization of premiums on purchased loans, net	564	353
Net increase in loans originated for sale	(4,713)	(3,524)
Proceeds from sales of loans originated for sale	5,214	3,807
Proceeds from sales of foreclosed assets	2,277	3,539
ESOP expense	1,390	1,483
Allocation of stock award shares	2,452	3,654
Allocation of stock options	128	152
Net gain on sale of loans	(501)	(283)
Net (gain) loss on securities transactions	(645)	240
Net loss (gain) on sale of premises and equipment	6	(1)
Net gain on sale of foreclosed assets	(140)	(385)
(Increase) decrease in accrued interest receivable	(400)	405
Increase in other assets	(11,052)	(2,276)
Increase in other liabilities	4,270	961
Net cash provided by operating activities	52,058	50,159
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	16,581	24,481
Purchases of investment securities held to maturity	(20,443)	(40,577)
Proceeds from sales of securities	14,005	15,007
Proceeds from maturities, calls and paydowns of securities available for sale	96,155	91,710
Purchases of securities available for sale	(73,120)	(18,566)
Net increase in Federal Home Loan Bank stock	(8,103)	(12,504)
Net cash and cash equivalents (paid) received in acquisition	(25,613)	68,650
Purchases of loans	(49,762)	(31,027)
Net increase in loans	(176,873)	(54,216)
Purchases of premises and equipment	(3,222)	(10,890)
Net cash (used in) provided by investing activities	(230,395)	32,068
Cash flows from financing activities:
Net increase (decrease) in deposits	21,698	(134,377)
Increase in mortgage escrow deposits	4,321	2,586
Purchases of treasury stock	(1,933)	(3,880)
Cash dividends paid to stockholders	(21,297)	(18,234)
Shares issued through the dividend reinvestment plan	729	659
Stock options exercised	1,065	106

	Six months ended June 30,
	2015	2014
Proceeds from long-term borrowings	329,937	322,231
Payments on long-term borrowings	(157,096)	(161,959)
Net increase (decrease) in short-term borrowings	1,883	(58,144)
Net cash provided by (used in) financing activities	179,307	(51,012)
Net increase in cash and cash equivalents	970	31,215
Cash and cash equivalents at beginning of period	103,762	101,224
Cash and cash equivalents at end of period	$104,732	$132,439
Cash paid during the period for:
Interest on deposits and borrowings	$20,323	$19,283
Income taxes	$18,365	$12,531
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$5,127	$4,206
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$157,635
Loans	—	631,390
Bank-owned life insurance	—	22,319
Goodwill and other intangible assets, net	29,953	50,584
Other assets	112	33,396
Total non-cash assets acquired	$30,065	$895,324
Liabilities assumed:
Deposits	$—	$769,936
Borrowings	—	112,835
Other Liabilities	366	(2,314)
Total liabilities assumed	$366	$880,457

Common stock issued for acquisitions	$—	$83,517
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for all of 2015.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2015			2014
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$21,796			$16,351
Basic earnings per share:
Income available to common stockholders	$21,796	62,894,213	$0.35	$16,351	59,147,241	$0.28
Dilutive shares		150,752			122,021
Diluted earnings per share:
Income available to common stockholders	$21,796	63,044,965	$0.35	$16,351	59,269,262	$0.28

	Six months ended June 30,
	2015			2014
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$41,598			$33,380
Basic earnings per share:
Income available to common stockholders	$41,598	62,784,655	$0.66	$33,380	58,263,052	$0.57
Dilutive shares		158,908			140,701
Diluted earnings per share:
Income available to common stockholders	$41,598	62,943,563	$0.66	$33,380	58,403,753	$0.57
Anti-dilutive stock options and awards at June 30, 2015 and 2014, totaling 693,721 shares and 1,116,839 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Business Combinations
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of The Provident Bank, completed its acquisition of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (collectively "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients and their financial advisors. MDE was acquired with both cash and contingent consideration.
The Company recognized goodwill of $22.9 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $2.0 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders in four years if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results.
On October 31, 2014, Beacon acquired the fiduciary account relationships of Suffolk County National Bank, a subsidiary of Suffolk Bancorp, in Suffolk County, New York.
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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition from Team Capital, net of cash consideration paid (in thousands):

At May 30, 2014
Assets acquired:
Cash and cash equivalents, net	$68,650
Securities available for sale	157,635
Loans	631,209
Bank-owned life insurance	22,319
Banking premises and equipment	24,778
Accrued interest receivable	3,060
Goodwill	40,897
Other intangibles assets	9,868
Foreclosed assets, net	653
Other assets	4,905
Total assets acquired	963,974

Liabilities assumed:
Deposits	769,936
Borrowed Funds	112,835
Other liabilities	(2,314)
Total liabilities assumed	880,457
Net assets acquired	$83,517
Upon the completion and filing of the Team Capital short-period tax return for the period ended May 30, 2014, a net operating loss carryback claim was filed with the Internal Revenue Service to reclaim taxes previously paid by Team Capital in the prior two years. As a result of the claim process, the Company determined that the tax receivable established by Team Capital at the May 30, 2014 acquisition date was overstated by $543,000. In May 2015, the Company decreased the tax receivable recorded at the date of acquisition by $543,000, along with a corresponding increase to goodwill. The purchase accounting for the Team Capital transaction was completed, and is reflected in both the table above and the Company's Consolidated Financial Statements.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Team Capital acquisition were as follows:
Securities Available for Sale
The estimated fair values of the investment securities classified as available for sale were calculated utilizing Level 1 and Level 2 inputs. Management reviewed the data and assumptions used by its third-party provider in pricing the securities to ensure the highest level of significant inputs is derived from observable market data. These prices were validated against other pricing sources and broker-dealer indications.
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
The general credit fair value adjustment was calculated using a two part general credit fair value analysis: (1) expected lifetime losses; and (2) estimated fair value adjustment for qualitative factors. The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired bank and peer banks. The adjustment related to qualitative factors was impacted by general economic conditions and the risk related to lack of familiarity with the originator's underwriting process.
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
Note 3. Investment Securities
At June 30, 2015, the Company had $1.03 billion and $472.0 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of June 30, 2015 totaled 379, compared with 206 at December 31, 2014. All securities with unrealized losses at June 30, 2015 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of June 30, 2015, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,010	51	—	8,061
Agency obligations	94,567	340	(1)	94,906
Mortgage-backed securities	906,656	12,884	(3,165)	916,375
State and municipal obligations	5,925	51	(16)	5,960
Corporate obligations	5,517	1	(29)	5,489
Equity securities	397	137	—	534
	$1,021,072	13,464	(3,211)	1,031,325

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,016	3	(3)	8,016
Agency Obligations	94,871	268	(63)	95,076
Mortgage-backed securities	944,796	15,610	(3,149)	957,257
State and municipal obligations	6,855	147	—	7,002
Corporate obligations	6,526	9	(15)	6,520
Equity securities	397	127	—	524
	$1,061,461	16,164	(3,230)	1,074,395
The amortized cost and fair value of securities available for sale at June 30, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2015
	Amortized cost	Fair value
Due in one year or less	$27,616	27,650
Due after one year through five years	80,422	80,821
Due after five years through ten years	3,684	3,653
Due after ten years	2,297	2,292
	$114,019	114,416
Mortgage-backed securities totaling $906.7 million at amortized cost and $916.4 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $534,000 at fair value.
During the three months ended June 30, 2015, proceeds from the sale of securities available for sale were $14,005,000 resulting in gross gains of $643,000 and no gross losses. For the same period last year, proceeds from the sale of securities available for sale were $8,398,000 resulting in gross gains of $150,000 and gross losses of $39,000.
For the six months ended June 30, 2015, proceeds from the sale of securities available for sale were $14,005,000, resulting in gross gains of $643,000 and no gross losses. For the same period last year, proceeds from the sale of securities available for sale were $14,483,000, resulting in gross gains of $150,000 and gross losses of $404,000. Also, for the six months ended June 30, 2015, proceeds from calls of securities available for sale totaled $465,000, resulting in gross gains of $2,000 gains and no gross losses. For the six months ended June 30, 2014, proceeds from calls on securities available for sale totaled $740,000, resulting in gross gains of $2,000 and no gross losses.
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning credit loss amount	$—	134	—	1,674
Add: Initial OTTI credit losses	—	—	—	—
Subsequent OTTI credit losses	—	—	—	—
Less: Realized losses for securities sold	—	134	—	1,674
Securities intended or required to be sold	—	—	—	—
Increases in expected cash flows on debt securities	—	—	—	—
Ending credit loss amount	$—	—	—	—
The Company did not incur an OTTI charge on securities for the three and six months ended June 30, 2015 or 2014. For the three and six months ended June 30, 2014, the Company realized a $59,000 gain and a $365,000 loss on the sales of previously impaired non-agency mortgage-backed securities, respectively. The Company previously incurred cumulative credit losses of $1.7 million on these securities.
The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	3,053	(1)	—	—	3,053	(1)
Mortgage-backed securities	282,309	(2,311)	51,909	(854)	334,218	(3,165)
State and municipal obligations	2,949	(16)	—	—	2,949	(16)
Corporate obligations	4,988	(29)	—	—	4,988	(29)
	$293,299	(2,357)	51,909	(854)	345,208	(3,211)

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$5,937	(3)	—	—	5,937	(3)
Agency obligations	24,404	(40)	5,010	(23)	29,414	(63)
Mortgage-backed securities	55,488	(221)	206,669	(2,928)	262,157	(3,149)
Corporate obligations	3,466	(15)	—	—	3,466	(15)
	$89,295	(279)	211,679	(2,951)	300,974	(3,230)
The temporary loss position associated with certain securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2015, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at June 30, 2015 totaled 47, compared with 43 at December 31, 2014. At June 30, 2015, there were three private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $1,118,000 and an unrealized loss of $7,000. These private label mortgage-backed securities were investment grade at June 30, 2015.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and six months ended June 30, 2015. The Company believes that no other-than-temporary impairment of the securities available for sale portfolio existed for the three and six months ended June 30, 2015.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$5,999	12	(10)	6,001
Mortgage-backed securities	2,169	91	—	2,260
State and municipal obligations	453,484	8,572	(3,880)	458,176
Corporate obligations	10,332	32	(9)	10,355
	$471,984	8,707	(3,899)	476,792

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$6,813	17	(20)	6,810
Mortgage-backed securities	2,816	123	—	2,939
State and municipal obligations	449,410	13,814	(986)	462,238
Corporate obligations	10,489	29	(32)	10,486
	$469,528	13,983	(1,038)	482,473
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and six months ended June 30, 2015, the Company recognized no gross gains and no gross losses, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $9,147,000 and $13,220,000 for the three and six months ended June 30, 2015, respectively. There were no sales of securities from the held to maturity portfolio for the three and six months ended June 30, 2015.
For the three and six months ended June 30, 2014, the Company recognized gains of $2,000 and $15,000, and no gross losses, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $2,415,000 and $8,810,000, respectively. In addition, for the three and six months ended June 30, 2014, the Company recognized a gross loss of $3,000, and no gross gain, related to the sale of a security in the held to maturity portfolio, with the proceeds from the sale totaling $524,000. The sale of this security was in response to credit deterioration of the issuer.
The amortized cost and fair value of investment securities in the held to maturity portfolio at June 30, 2015 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2015
	Amortized cost	Fair value
Due in one year or less	$10,687	10,795
Due after one year through five years	51,655	52,692
Due after five years through ten years	198,165	202,991
Due after ten years	209,308	208,054
	$469,815	474,532
Mortgage-backed securities totaling $2.2 million at amortized cost and $2.3 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$796	(5)	1,775	(5)	2,571	(10)
State and municipal obligations	159,837	(3,038)	17,879	(842)	177,716	(3,880)
Corporate obligations	2,549	(6)	499	(3)	3,048	(9)
	$163,182	(3,049)	20,153	(850)	183,335	(3,899)

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,735	(20)	—	—	3,735	(20)
State and municipal obligations	27,679	(217)	47,079	(769)	74,758	(986)
Corporate obligations	6,888	(32)	—	—	6,888	(32)
	$38,302	(269)	47,079	(769)	85,381	(1,038)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of June 30, 2015, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of held to maturity securities in an unrealized loss position at June 30, 2015 totaled 332, compared with 163 at December 31, 2014. The increase in the number of securities in an unrealized loss position at June 30, 2015, was largely due to an increase in market interest rates from December 31, 2014. All temporarily impaired investment securities were investment grade at June 30, 2015.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Mortgage loans:
Residential	$1,249,882	1,251,445
Commercial	1,739,189	1,694,359
Multi-family	1,170,281	1,041,582
Construction	301,328	221,102
Total mortgage loans	4,460,680	4,208,488
Commercial loans	1,255,152	1,262,422
Consumer loans	589,987	611,467
Total gross loans	6,305,819	6,082,377
Purchased credit-impaired ("PCI") loans	3,796	4,510
Premiums on purchased loans	5,543	5,307
Unearned discounts	(47)	(53)
Net deferred fees	(6,758)	(6,636)
	$6,308,353	6,085,505
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	June 30, 2015
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$7,610	3,673	11,961	23,244	1,226,638	1,249,882	—
Commercial	564	873	17,440	18,877	1,720,312	1,739,189	—
Multi-family	—	—	847	847	1,169,434	1,170,281	—
Construction	—	—	—	—	301,328	301,328	—
Total mortgage loans	8,174	4,546	30,248	42,968	4,417,712	4,460,680	—
Commercial loans	1,012	10	11,805	12,827	1,242,325	1,255,152	—
Consumer loans	2,702	1,463	4,022	8,187	581,800	589,987	—
Total loans	$11,888	6,019	46,075	63,982	6,241,837	6,305,819	—

	December 31, 2014
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$10,121	4,331	17,222	31,674	1,219,771	1,251,445	—
Commercial	146	30	20,026	20,202	1,674,157	1,694,359	—
Multi-family	—	—	321	321	1,041,261	1,041,582	—
Construction	—	—	—	—	221,102	221,102	—
Total mortgage loans	10,267	4,361	37,569	52,197	4,156,291	4,208,488	—
Commercial loans	1,000	371	12,342	13,713	1,248,709	1,262,422	—
Consumer loans	2,398	2,509	3,944	8,851	602,616	611,467	—
Total loans	$13,665	7,241	53,855	74,761	6,007,616	6,082,377	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $46.1 million and $53.9 million at June 30, 2015 and December 31, 2014, respectively. Included in non-accrual loans were $7.4 million and $8.4 million of loans which were less than 90 days past due at June 30, 2015 and December 31, 2014, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2015, or December 31, 2014.
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
At June 30, 2015, there were 153 impaired loans totaling $83.0 million. Included in this total were 131 TDRs related to 125 borrowers totaling $57.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2015. At December 31, 2014, there were 147 impaired loans totaling $85.4 million. Included in this total were 123 TDRs to 120 borrowers totaling $54.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2014.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	June 30, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$63,598	16,954	2,436	82,988
Collectively evaluated for impairment	4,397,082	1,238,198	587,551	6,222,831
Total	$4,460,680	1,255,152	589,987	6,305,819

	December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$66,548	16,463	2,384	85,395
Collectively evaluated for impairment	4,141,940	1,245,959	609,083	5,996,982
Total	$4,208,488	1,262,422	611,467	6,082,377

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$2,534	55	106	2,695	—	2,695
Collectively evaluated for impairment	29,290	22,785	4,464	56,539	390	56,929
Total	$31,824	22,840	4,570	59,234	390	59,624

	December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,696	2,318	113	7,127	—	7,127
Collectively evaluated for impairment	27,281	22,063	4,768	54,112	495	54,607
	$31,977	24,381	4,881	61,239	495	61,734
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2015 and 2014 and their balances immediately prior to the modification date and post-modification as of June 30, 2015 and 2014:

	For the three months ended
	June 30, 2015			June 30, 2014
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	3	$1,612	$1,615	4	$1,088	$847
Commercial	—	—	—	1	865	870
Total mortgage loans	3	1,612	1,615	5	1,953	1,717
Commercial loans	—	—	—	1	300	300
Consumer loans	1	79	77	—	—	—
Total restructured loans	4	$1,691	$1,692	6	$2,253	$2,017

	For the six months ended
	June 30, 2015			June 30, 2014
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	5	$1,935	1,934	8	$1,963	$1,677
Commercial	—	—	—	1	865	870
Construction	1	2,600	910
Total mortgage loans	6	4,535	2,844	9	2,828	2,547
Commercial loans	4	6,659	6,903	1	300	300
Consumer loans	2	123	118	—	—	—
Total restructured loans	12	$11,317	$9,865	10	$3,128	$2,847
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and six months ended June 30, 2015 and 2014 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding tables for the three and six months ended June 30, 2015 and 2014. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $88,000 and $282,000 for the three months ended June 30, 2015 and 2014, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment. For the six months ended June 30, 2015 and 2014, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $173,000 and $322,000, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and six months ended June 30, 2015, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.53% and 5.41%, respectively, compared to a rate of 5.41% and 5.80% prior to modification, respectively. For the three and six months ended June 30, 2014, the TDRs had weighted average modified interest rate of approximately 4.81% and 4.65%, respectively, compared to a rate of 5.50% and 5.39% prior to modification, respectively.
The following table presents loans modified as TDRs within the previous 12 months from June 30, 2015 and 2014, and for which there was a payment default (90 days or more past due) at the quarter ended June 30, 2015 and 2014.

	June 30, 2015		June 30, 2014
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	$—	$—	2	$264
Total mortgage loans	—	—	2	264
Total restructured loans	$—	$—	2	$264
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. As part of the Team Capital acquisition, $5.2 million of the loans purchased at May 30, 2014 were determined to be PCI loans. At the date of acquistion, PCI loans were accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.
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
PCI loans declined $715,000 to $3.8 million at June 30, 2015, from $4.5 million at December 31, 2014, largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $145,000 and a $220,000 increase in interest income for the three and six months ended June 30, 2015, due to the acceleration of accretable and non-accretable discount on these loans.
The following table summarizes the changes in the accretable yield for PCI loans during the three and six months ended June 30, 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$681	$—	$695	$—
Acquisition	—	810	—	810
Accretion	(264)	(37)	(462)	(37)
Reclassification from non-accretable discount	192	—	376	—
Ending balance	$609	$773	$609	$773
The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2015
Balance at beginning of period	$32,886	23,697	4,277	60,860	250	61,110
Provision charged to operations	317	(202)	845	960	140	1,100
Recoveries of loans previously charged-off	71	660	256	987	—	987
Loans charged-off	(1,450)	(1,315)	(808)	(3,573)	—	(3,573)
Balance at end of period	$31,824	22,840	4,570	59,234	390	59,624

2014
Balance at beginning of period	$31,470	25,161	4,379	61,010	2,410	63,420
Provision charged to operations	646	1,663	226	2,535	(1,035)	1,500
Recoveries of loans previously charged-off	90	298	729	1,117	—	1,117
Loans charged-off	(1,166)	(43)	(953)	(2,162)	—	(2,162)
Balance at end of period	$31,040	27,079	4,381	62,500	1,375	63,875

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2015
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	1,355	(678)	1,129	1,806	(106)	1,700
Recoveries of loans previously charged-off	136	874	467	1,477	1	1,478
Loans charged-off	(1,644)	(1,737)	(1,907)	(5,288)	—	(5,288)
Balance at end of period	$31,824	22,840	4,570	59,234	390	59,624

2014
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	(1,354)	2,994	369	2,009	(109)	1,900
Recoveries of loans previously charged-off	157	541	850	1,548	—	1,548
Loans charged-off	(1,907)	(563)	(1,767)	(4,237)	—	(4,237)
Balance at end of period	$31,040	27,079	4,381	62,500	1,375	63,875

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	June 30, 2015					December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,081	8,786	—	9,072	234	14,942	10,629	—	11,138	357
Commercial	16,154	14,876	—	14,876	—	4,971	4,708	—	4,713	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	28,235	23,662	—	23,948	234	19,913	15,337	—	15,851	357
Commercial loans	12,642	9,777	—	14,916	132	2,718	2,179	—	1,823	4
Consumer loans	1,370	907	—	925	14	1,250	830	—	870	28
Total loans	$42,247	34,346	—	39,789	380	23,881	18,346	—	18,544	389

Loans with an allowance recorded
Mortgage loans:
Residential	$15,825	15,179	2,070	15,251	262	15,523	14,906	2,367	15,106	555
Commercial	24,302	23,847	434	24,300	476	37,555	36,306	2,329	36,674	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	910	910	30	441	17	—	—	—	—	—
Total	41,037	39,936	2,534	39,992	755	53,078	51,212	4,696	51,780	1,469
Commercial loans	7,239	7,177	55	7,187	450	15,990	14,283	2,318	15,967	390
Consumer loans	1,540	1,529	106	1,542	40	1,565	1,554	113	1,578	80
Total loans	$49,816	48,642	2,695	48,721	1,245	70,633	67,049	7,127	69,325	1,939

Total impaired loans
Mortgage loans:
Residential	$27,906	23,965	2,070	24,323	496	30,465	25,535	2,367	26,244	912
Commercial	40,456	38,723	434	39,176	476	42,526	41,014	2,329	41,387	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	910	910	30	441	17	—	—	—	—	—
Total	69,272	63,598	2,534	63,940	989	72,991	66,549	4,696	67,631	1,826
Commercial loans	19,881	16,954	55	22,103	582	18,708	16,462	2,318	17,790	394
Consumer loans	2,910	2,436	106	2,467	54	2,815	2,384	113	2,448	108
Total loans	$92,063	82,988	2,695	88,510	1,625	94,514	85,395	7,127	87,869	2,328
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2,695,000 and $7,127,000 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, impaired loans for which there was no related allowance for loan losses totaled $34,346,000 and $18,346,000, respectively. The average balance of impaired loans during the six months ended June 30, 2015 was $88,510,000.
The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar characteristics. Loans deemed to be “acceptable quality” (pass) are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Department. The risk ratings are also confirmed through periodic loan review examinations which are currently performed by an independent third party, and their reports are presented directly to both the Audit and Risk Committees of the Board of Directors.

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At June 30, 2015
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$3,673	22,904	1,093	—	27,670	55,660	1,463	84,793
Substandard	11,960	53,871	847	910	67,588	34,050	3,946	105,584
Doubtful	—	—	—	293	293	27	—	320
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	15,633	76,775	1,940	1,203	95,551	89,737	5,409	190,697
Pass/Watch	1,234,249	1,662,414	1,168,341	300,125	4,365,129	1,165,415	584,578	6,115,122
Total	$1,249,882	1,739,189	1,170,281	301,328	4,460,680	1,255,152	589,987	6,305,819

	At December 31, 2014
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,331	18,414	851	—	23,596	45,599	2,509	71,704
Substandard	17,222	53,454	322	2,600	73,598	32,828	3,938	110,364
Doubtful	—	1,063	—	—	1,063	29	—	1,092
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	21,553	72,931	1,173	2,600	98,257	78,456	6,447	183,160
Pass/Watch	1,229,892	1,621,428	1,040,409	218,502	4,110,231	1,183,966	605,020	5,899,217
Total	$1,251,445	1,694,359	1,041,582	221,102	4,208,488	1,262,422	611,467	6,082,377
Note 5. Deposits
Deposits at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Savings	$988,131	995,347
Money market	1,486,154	1,496,466
NOW	1,402,016	1,425,424
Non-interest bearing	1,141,982	1,049,597
Certificates of deposit	795,938	825,689
Total	$5,814,221	5,792,523
Note 6. Components of Net Periodic Benefit Cost
The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003, the date on which the Plan was frozen. All participants in the Plan are 100% vested. The Plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. In an effort to lower and reduce the volatility of its future pension costs, the Company offered a lump sum pension distribution option to its vested terminated employees in the quarter ended June 30, 2014. For the six months ended June 30, 2014, the Plan paid $4.3 million to those employees that elected to receive lump sum pension distributions and the Company realized an associated charge of $1.3 million. This charge was a pro rata share of the unrecognized losses recorded in other comprehensive income.
In addition to pension benefits, certain health care and life insurance benefits are currently made available to certain of the Bank’s retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee became or will become fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen as to new entrants, and benefits were eliminated for employees with less than 10 years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen as to new entrants, and retiree life insurance benefits were eliminated for employees with less than 10 years of service as of December 31, 2006.
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2015 and 2014 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	—	42	42	$—	—	84	84
Interest cost	284	352	281	272	568	704	562	544
Expected return on plan assets	(633)	(894)	—	—	(1,266)	(1,788)	—	—
Amortization of prior service cost	—	—	—	(1)	—	—	—	(2)
Amortization of the net loss	194	93	—	(51)	388	186	—	(102)
Net periodic benefit (increase) cost	$(155)	(449)	323	262	$(310)	(898)	646	524
In its consolidated financial statements for the year ended December 31, 2014, the Company previously disclosed that it does not expect to contribute to the Plan in 2015. As of June 30, 2015, no contributions have been made to the Plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2015 were calculated using the actual January 1, 2015 pension valuation and the other post-retirement benefits valuations.
Note 7. Impact of Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company's adoption of this ASU did not have a significant impact on its consolidated financial statements.
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

Also in June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" which aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This update is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption was prohibited. The Company's adoption of this ASU did not have an impact on its consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2015 and December 31, 2014.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2015 and December 31, 2014.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2015 and December 31, 2014.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,061	8,061	—	—
Agency obligations	94,906	94,906	—	—
Mortgage-backed securities	916,375	—	916,375	—
State and municipal obligations	5,960	—	5,960	—
Corporate obligations	5,489	—	5,489	—
Equity securities	534	534	—	—
Total securities available for sale	1,031,325	103,501	927,824	—
Asset derivatives	2,830	—	2,830	—
	$1,034,155	103,501	930,654	—

Liability derivatives	$2,426	—	2,426	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,492	—	—	23,492
Foreclosed assets	8,088	—	—	8,088
	$31,580	—	—	31,580

	Fair Value Measurements at Reporting Date Using:
(Dollars in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,016	8,016	—	—
Agency obligations	95,076	95,076	—	—
Mortgage-backed securities	957,257	—	957,257	—
State and municipal obligations	7,002	—	7,002	—
Equity securities	524	524	—	—
	$1,074,395	103,616	970,779	—
Asset Derivatives	2,046	—	2,046	—
	$1,076,441	103,616	972,825	—

Liability Derivatives	$2,052	—	2,052	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,086	—	—	23,086
Foreclosed assets	5,098	—	—	5,098
	$28,184	—	—	28,184
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015.

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

Federal Home Loan Bank of New York ("FHLBNY") Stock
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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2015 and December 31, 2014. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$104,732	104,732	104,732	—	—
Securities available for sale:
US Treasury obligations	8,061	8,061	8,061	—	—
Agency obligations	94,906	94,906	94,906	—	—
Mortgage-backed securities	916,375	916,375	—	916,375	—
State and municipal obligations	5,960	5,960	—	5,960	—
Corporate obligations	5,489	5,489	—	5,489	—
Equity securities	534	534	534	—	—
Total securities available for sale	$1,031,325	1,031,325	103,501	927,824	—
Investment securities held to maturity:
Agency obligations	5,999	6,001	6,001	—	—
Mortgage-backed securities	2,169	2,260	—	2,260	—
State and municipal obligations	453,484	458,176	—	458,176	—
Corporate obligations	10,332	10,355	—	10,355	—
Total securities held to maturity	$471,984	476,792	6,001	470,791	—
FHLBNY stock	77,892	77,892	77,892	—	—
Loans, net of allowance for loan losses	6,248,729	6,308,626	—	—	6,308,626
Asset derivative	2,830	2,830	—	2,830	—

Financial liabilities:
Deposits other than certificates of deposits	$5,018,283	5,018,283	5,018,283	—	—
Certificates of deposit	795,938	799,279	—	799,279	—
Total deposits	$5,814,221	5,817,562	5,018,283	799,279	—
Borrowings	1,684,574	1,698,940	—	1,698,940	—
Liability derivative	2,426	2,426	—	2,426	—

		Fair Value Measurements at December 31, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,762	103,762	103,762	—	—
Securities available for sale:
US Treasury obligations	8,016	8,016	8,016	—	—
Agency obligations	95,076	95,076	95,076	—	—
Mortgage-backed securities	957,257	957,257	—	957,257	—
State and municipal obligations	7,002	7,002	—	7,002	—
Equity securities	524	524	524	—	—
Total securities available for sale	$1,074,395	1,074,395	103,616	970,779	—
Investment securities held to maturity:
US Treasury obligations	$8,016	8,016	8,016	—	—
Agency obligations	6,813	6,810	6,810	—	—
Mortgage-backed securities	2,816	2,939	—	2,939	—
State and municipal obligations	449,410	462,238	—	462,238	—
Corporate obligations	10,489	10,486	—	10,486	—
Total securities held to maturity	$469,528	482,473	6,810	475,663	—
FHLBNY stock	69,789	69,789	69,789	—	—
Loans, net of allowance for loan losses	6,023,771	6,104,558	—	—	6,104,558
Asset Derivative	2,046	2,046	—	2,046	—

Financial liabilities:
Deposits other than certificates of deposits	$4,966,834	4,966,834	4,966,834	—	—
Certificates of deposit	825,689	830,233	—	830,233	—
Total deposits	$5,792,523	5,797,067	4,966,834	830,233	—
Borrowings	1,509,851	1,516,966	—	1,516,966	—
Liability Derivative	2,052	2,052	—	2,052	—

Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,
	2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(8,237)	3,308	(4,929)	10,188	(3,849)	6,339
Reclassification adjustment for gains included in net income	(643)	258	(385)	(110)	45	(65)
Total	(8,880)	3,566	(5,314)	10,078	(3,804)	6,274
Amortization related to post-retirement obligations	194	(78)	116	(1,041)	426	(615)
Total other comprehensive (loss) income	$(8,686)	3,488	(5,198)	9,037	(3,378)	5,659

	Six months ended June 30,
	2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss) Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(2,035)	817	(1,218)	16,475	(6,417)	10,058
Reclassification adjustment for (gains) losses included in net income	(645)	259	(386)	240	(98)	142
Total	(2,680)	1,076	(1,604)	16,715	(6,515)	10,200
Amortization related to post-retirement obligations	187	(75)	112	(1,121)	458	(663)
Total other comprehensive (loss) income	$(2,493)	1,001	(1,492)	15,594	(6,057)	9,537
The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the three months ended June 30,
	2015			2014
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at March 31,	$11,453	(7,718)	3,735	1,127	(2,100)	(973)
Current - period other comprehensive (loss) income	(5,314)	116	(5,198)	6,274	(615)	5,659
Balance at June 30,	$6,139	(7,602)	(1,463)	7,401	(2,715)	4,686

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the six months ended June 30,
	2015			2014
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31	$7,743	(7,714)	29	$(2,799)	(2,052)	(4,851)
Current - period other comprehensive (loss) income	(1,604)	112	(1,492)	10,200	(663)	9,537
Balance at June 30,	$6,139	(7,602)	(1,463)	$7,401	(2,715)	4,686

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2015	2014
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$643	$110	Net gain on securities transactions
	(258)	(45)	Income tax expense
	385	65	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	194	42	Compensation and employee benefits (1)
	(78)	(17)	Income tax expense
	116	25	Net of tax

Realized loss related to lump sum pension settlement	—	(1,336)	Compensation and employee benefits
	—	546	Income tax expense
	—	(790)	Net of tax
Total reclassifications	$501	$(700)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2015	2014
Details of AOCI:
Securities available for sale:
Realized net gains (losses) on the sale of securities available for sale	$645	$(240)	Net gain (loss) on securities transactions
	(259)	98	Income tax expense
	386	(142)	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	388	84	Compensation and employee benefits (1)
	(156)	(34)	Income tax expense
	232	50	Net of tax

Realized loss related to lump sum pension settlement	—	(1,336)	Compensation and employee benefits
	—	546	Income tax expense
	—	(790)	Net of tax
Total reclassifications	$618	$(1,394)	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014 (in thousands):

	At June 30, 2015
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$2,824	Other liabilities	$2,426
Credit contracts	Other assets	6		—
Total derivatives not designated as hedging instruments		$2,830		$2,426

	At December 31, 2014
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$2,040	Other liabilities	$2,052
Credit contracts	Other assets	6		—
Total derivatives not designated as hedging instruments		$2,046		$2,052
None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the quarter ended September 30, 2014. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2015, the Company had seventeen interest rate swaps with an aggregate notional amount of $249.3 million related to this program.
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2015 (in thousands).

		Gain (loss) recognized in Income on derivatives
	Consolidated Statements of Income	Three months ended June 30, 2015	Six months ended June 30, 2015
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$475	$410
Credit contracts	Other income	(2)	(1)
Total		$473	$409

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
As of June 30, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $2,324,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $4,220,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K or supplemented by its quarterly reports on Form 10-Q and, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company also advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not have any obligation to update any forward-looking statements to reflect any subsequent events or circumstances after the date of this statement.
Acquisitions
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of The Provident Bank, completed its acquisition of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (collectively "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients and their financial advisors. MDE was acquired with both cash and contingent consideration.
The Company recognized goodwill of $22.9 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $2.0 million. The contingent consideration arrangements require the Company to pay additional cash consideration to MDE’s former stakeholders in four years if certain revenue targets are met. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results.
On October 31, 2014, Beacon acquired the fiduciary account relationships of Suffolk County National Bank, a subsidiary of Suffolk Bancorp, in Suffolk County, New York.
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
When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party, and periodically by the Credit Committee in the credit renewal or approval. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating.
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
Management believes the primary risks inherent in the portfolio are a decline in the economy, generally a decline in real estate market values, rising unemployment or a protracted period of elevated unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three and six months ended June 30, 2015 and 2014.

The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At June 30, 2015, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND DECEMBER 31, 2014
Total assets increased $228.0 million to $8.75 billion at June 30, 2015, from $8.52 billion at December 31, 2014, primarily due to a $222.8 million increase in total loans and a $28.5 million increase in intangible assets, partially offset by a $32.5 million decrease in total investments.
Total loans increased $222.8 million, or 3.7%, to $6.31 billion at June 30, 2015, from $6.09 billion at December 31, 2014. Loan originations totaled $1.27 billion and loan purchases totaled $49.8 million for the six months ended June 30, 2015. The loan portfolio had net increases of $128.7 million in multi-family mortgage loans, $80.2 million in construction loans and $44.6 million in commercial mortgage loans, partially offset by net decreases of $21.6 million in consumer loans, $7.6 million in commercial loans and $1.5 million in residential mortgage loans. Commercial real estate, commercial and construction loans represented 70.8% of the loan portfolio at June 30, 2015, compared to 69.4% at December 31, 2014.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at June 30, 2015 was $6.4 million. Of this total, 7 loans totaling $1.5 million were 90 days or more delinquent. Six of these loans were calculated with general valuation reserves of 5.50%, or $72,248, which were allocated to such loans at June 30, 2015.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $174.3 million and $99.0 million, respectively, at June 30, 2015. No SNCs were 90 days or more delinquent at June 30, 2015.
The Company had outstanding junior lien mortgages totaling $254.8 million at June 30, 2015. Of this total, 26 loans totaling $1.7 million were 90 days or more delinquent. General valuation reserves of 10%, or $174,616, were allocated to such loans which were 90 days or more delinquent at June 30, 2015.
At June 30, 2015, the Company had outstanding indirect marine loans totaling $23.1 million. There were three loans totaling$632,000 that were 90 days or more delinquent at June 30, 2015. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Mortgage loans:
Residential	$11,961	17,222
Commercial	17,440	20,026
Multi-family	847	322
Construction	—	—
Total mortgage loans	30,248	37,570
Commercial loans	11,805	12,342
Consumer loans	4,022	3,944
Total non-performing loans	46,075	53,856
Foreclosed assets	8,088	5,098
Total non-performing assets	$54,163	58,954

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Mortgage loans:
Residential	$3,673	4,331
Commercial	873	30
Total mortgage loans	4,546	4,361
Commercial loans	10	371
Consumer loans	1,463	2,509
Total 60-89 day delinquent loans	$6,019	7,241
At June 30, 2015, the allowance for loan losses totaled $59.6 million, or 0.95% of total loans, compared with $61.7 million, or 1.01% of total loans at December 31, 2014. The decline in this ratio was largely the result of an overall improvement in asset quality, including continued declines in non-performing and delinquent loans. Total non-performing loans were $46.1 million, or 0.73% of total loans at June 30, 2015, compared to $53.9 million, or 0.88% of total loans at December 31, 2014. The $7.8 million decrease in non-performing loans consisted of a $5.3 million decrease in non-performing residential loans, a $2.6 million decrease in non-performing commercial mortgage loans and a $537,000 decrease in non-performing commercial loans, partially offset by a $527,000 increase in non-performing multifamily loans and a $78,000 increase in non-performing consumer loans. Non-performing loans do not include $3.8 million of purchased credit impaired ("PCI") loans acquired from Team Capital.
At June 30, 2015, the Company held $8.1 million of foreclosed assets, compared with $5.1 million at December 31, 2014. Foreclosed assets at June 30, 2015, consisted of $5.4 million of residential real estate and $2.7 million of commercial real estate.
Non-performing assets totaled $54.2 million, or 0.62% of total assets at June 30, 2015, compared to $59.0 million, or 0.69% of total assets at December 31, 2014.
Total investments decreased $32.5 million, or 2.0%, to $1.58 billion at June 30, 2015, from $1.61 billion at December 31, 2014, largely due to principal repayments on mortgage-backed securities, maturities of municipal and agency bonds and sales of certain mortgage-backed securities, partially offset by purchases of mortgage-backed and municipal securities.
For the six months ended June 30, 2015, intangible assets increased $28.5 million, primarily related to the acquisition of MDE, partially offset by scheduled amortization.
Total deposits increased $21.7 million during the six months ended June 30, 2015 to $5.81 billion. At June 30, 2015, core deposits, which consist of savings and demand deposit accounts, increased $51.4 million to $5.02 billion, compared to $4.97 billion at December 31, 2014. The increase in core deposits was largely attributable to growth in non-interest bearing demand deposits, which increased $92.4 million to $1.14 billion at June 30, 2015. The increase in non-interest bearing demand deposits was partially offset by a $23.4 million decrease in interest bearing demand deposits, a $10.3 million decrease in money market deposits and a $7.2 million decrease in savings deposits. Core deposits represented 86.3% of total deposits at June 30, 2015, compared to 85.7% at December 31, 2014.
Borrowed funds increased $174.7 million, or 11.6% during the six months ended June 30, 2015, to $1.68 billion. Borrowed funds represented 19.2% of total assets at June 30, 2015, an increase from 17.7% at December 31, 2014.
Stockholders’ equity increased $23.0 million, or 2.0% during the six months ended June 30, 2015, to $1.17 billion, due to net income earned for the period, partially offset by dividends paid to stockholders and a decrease in unrealized gains on securities available for sale. Common stock repurchases made in connection with withholding to cover income taxes on stock-based compensation for the six months ended June 30, 2015 totaled 105,735 shares at an average cost of $18.27 per share. At June 30, 2015, 3.3 million shares remained eligible for repurchase under the current authorization. Book value per share and tangible book value per share at June 30, 2015 were $17.88 and $11.25, respectively, compared with $17.63 and $11.40, respectively, at December 31, 2014. The decrease in tangible book value per share at June 30, 2015, compared to December 31, 2014, was due to an increase in goodwill and other intangibles related to the acquisition of MDE.
Liquidity and Capital Resources. Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loans and securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLBNY and approved broker-dealers.

Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows.
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule became effective for the Bank on January 1, 2015. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage capital ratio at 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Company has exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
As of June 30, 2015, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2015
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 leverage capital	$328,131	4.00%	$675,755	8.24%
Common equity Tier 1 risk-based capital	294,052	4.50	675,755	10.34
Tier 1 risk-based capital	392,070	6.00	675,755	10.34
Total risk-based capital	522,760	8.00	735,534	11.26

Company:
Tier 1 leverage capital	$328,137	4.00%	$742,028	9.05%
Common equity Tier 1 risk-based capital	294,051	4.50	742,028	11.36
Tier 1 risk-based capital	392,069	6.00	742,028	11.36
Total risk-based capital	522,758	8.00	801,652	12.27
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
General. The Company reported net income of $21.8 million, or $0.35 per basic and diluted share for the three months ended June 30, 2015, compared to net income of $16.4 million, or $0.28 per basic and diluted share for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company reported net income of $41.6 million, or $0.66 per basic and diluted share, compared to net income of $33.4 million, or $0.57 per basic and diluted share for the same period last year.
Results of operations for the three and six months ended June 30, 2015 were driven by year-over-year growth in both average loans outstanding and average non-interest bearing deposits, growth in non-interest income and further improvement in asset quality. These factors helped mitigate the impact of compression in the net interest margin.
During the three and six months ended June 30, 2015 and 2014, the Company incurred non-recurring items associated with the April 1, 2015 acquisition of MDE and the May 30, 2014 acquisition of Team Capital. The prior year periods were further impacted by a non-cash charge resulting from the recognition of a pro rata portion of unrealized losses related to lump sum distributions from the Company's frozen pension plan.
Net Interest Income. Total net interest income increased $4.3 million to $61.7 million for the quarter ended June 30, 2015, from $57.4 million for the quarter ended June 30, 2014. For the six months ended June 30, 2015, total net interest income increased

$11.0 million, or 9.8%, to $123.6 million, from $112.6 million for the same period in 2014. Interest income for the second quarter of 2015 increased $4.8 million to $72.2 million, from $67.4 million for the same period in 2014. For the six months ended June 30, 2015, interest income increased $12.5 million to $144.4 million, from $131.9 million for the six months ended June 30, 2014. Interest expense increased $529,000, or 5.3%, to $10.5 million for the quarter ended June 30, 2015, from $10.0 million for the quarter ended June 30, 2014. For the six months ended June 30, 2015, interest expense increased $1.5 million to $20.8 million, from $19.3 million for the six months ended June 30, 2014. The improvement in net interest income for the comparative periods was due to growth in average loans outstanding resulting from loans acquired from Team Capital and organic originations and increases in average non-interest bearing demand deposits, partially offset by period-over-period compression in the net interest margin.
The net interest margin for the quarter ended June 30, 2015, decreased 7 basis points to 3.17%, compared with 3.24% for the quarter ended June 30, 2014. The weighted average yield on interest-earning assets decreased 10 basis points to 3.71% for the quarter ended June 30, 2015, compared with 3.81% for the quarter ended June 30, 2014, while the weighted average cost of interest bearing liabilities decreased 2 basis points to 0.67% for the quarter ended June 30, 2015, compared with 0.69% for the second quarter of 2014. The average cost of interest bearing deposits for the quarter ended June 30, 2015 was 0.31%, compared with 0.33% for the same period last year. Average non-interest bearing demand deposits totaled $1.10 billion for the quarter ended June 30, 2015, compared with $913.9 million for the quarter ended June 30, 2014. The average cost of borrowed funds for the quarter ended June 30, 2015 was 1.77%, compared with 1.97% for the same period last year.
For the six months ended June 30, 2015, the net interest margin decreased 5 basis points to 3.20%, compared with 3.25% for the six months ended June 30, 2014. The weighted average yield on interest-earning assets declined 8 basis points to 3.74% for the six months ended June 30, 2015, compared with 3.82% for the six months ended June 30, 2014, while the weighted average cost of interest bearing liabilities decreased 2 basis points to 0.67% for the six months ended June 30, 2015, compared with 0.69% for the same period in 2014. The average cost of interest bearing deposits for the six months ended June 30, 2015 was 0.31%, compared with 0.34% for the six months ended June 30, 2014. Average non-interest bearing demand deposits totaled $1.08 billion for the six months ended June 30, 2015, compared with $888.0 million for the six months ended June 30, 2014. The average cost of borrowings for the six months ended June 30, 2015 was 1.80%, compared with 1.92% for the same period last year.
Interest income on loans secured by real estate increased $3.2 million to $43.6 million for the three months ended June 30, 2015, from $40.4 million for the three months ended June 30, 2014. Commercial loan interest income increased $2.1 million, or 18.4%, to $13.7 million for the three months ended June 30, 2015, from $11.5 million for the three months ended June 30, 2014. Consumer loan interest income decreased $75,000 to $5.8 million for the three months ended June 30, 2015, from $5.9 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, the average balance of total loans increased $732.9 million to $6.15 billion, from $5.42 billion for the same period in 2014, due to loans added from the Team Capital acquisition and organic originations. The average loan yield for the three months ended June 30, 2015, decreased 17 basis points to 4.08%, from 4.25% for the same period in 2014.
Interest income on loans secured by real estate increased $8.0 million to $86.9 million for the six months ended June 30, 2015, from $78.9 million for the six months ended June 30, 2014. Interest income on commercial loans increased $5.0 million, or 22.7%, to $27.1 million for the six months ended June 30, 2015, from $22.1 million for the six months ended June 30, 2014. Consumer loan interest income increased $57,000 to $11.6 million for the six months ended June 30, 2015, from $11.5 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, the average balance of total loans increased $803.3 million, or 15.2%, to $6.09 billion, from $5.29 billion for the same period in 2014, due to loans added from the Team Capital acquisition and organic originations. The average loan yield for the six months ended June 30, 2015, decreased 13 basis points to 4.12%, from 4.25% for the same period in 2014.
The average yield on total securities decreased to 2.28% for the three months ended June 30, 2015, compared with 2.35% for the same period in 2014. For the six months ended June 30, 2015, the average yield on total securities was 2.33%, compared with 2.41% for the same period in 2014.
Interest income on investment securities held to maturity increased $480,000, or 16.5%, to $3.4 million for the quarter ended June 30, 2015, compared to the same period last year. Average investment securities held to maturity increased $77.5 million, to $474.0 million for the quarter ended June 30, 2015, from $396.4 million for the same period last year. For the six months ended June 30, 2015, interest income on investment securities held to maturity increased $1.2 million to $6.8 million from the same period in 2014. The average balance of investment securities held to maturity increased $96.4 million, to $473.7 million for the six months ended June 30, 2015, from $377.2 million for the same period last year.
Interest income on securities available for sale and FHLBNY stock decreased $928,000, or 13.9%, to $5.7 million for the quarter ended June 30, 2015, from $6.7 million for the quarter ended June 30, 2014. The average balance of securities available for sale and FHLBNY stock decreased $92.5 million to $1.11 billion for the three months ended June 30, 2015, from $1.20 billion for the same period in 2014. For the six months ended June 30, 2015, interest income on securities available for sale and FHLBNY stock decreased $1.7 million to $12.0 million, from $13.7 million for the six months ended June 30, 2014. The average balance of securities available for sale and FHLBNY stock decreased $81.2 million, or 6.7%, to $1.13 billion for the six months ended June 30, 2015, from $1.21 billion for the same period in 2014.
Interest paid on deposit accounts decreased $63,000, or 1.7%, to $3.6 million for the quarter ended June 30, 2015, from $3.7 million for the quarter ended June 30, 2014. For the six months ended June 30, 2015, interest paid on deposit accounts declined $213,000, or 2.9%, to $7.2 million, from $7.4 million for the six months ended June 30, 2014. The average cost of interest bearing deposits decreased to 0.31% for both the three and six months ended June 30, 2015, from 0.33% and 0.34% for the three and six months ended June 30, 2014, respectively. The average balance of interest bearing core deposit accounts increased $237.6 million, to $3.94 billion for the quarter ended June 30, 2015, from $3.70 billion for the quarter ended June 30, 2014. For the six months ended June 30, 2015, average interest bearing core deposits increased $317.9 million, to $3.93 billion, from $3.62 billion for the same period in 2014. Average time deposit account balances decreased $11.0 million, to $794.3 million for the quarter ended June 30, 2015, from $805.3 million for the same period in 2014. For the six months ended June 30, 2015, average time deposits decreased $5.3 million, or 0.7%, to $801.8 million, from $796.4 million for the same period in 2014.
Interest paid on borrowed funds increased $592,000, or 9.4%, to $6.9 million for the quarter ended June 30, 2015, from $6.3 million for the quarter ended June 30, 2014. For the six months ended June 30, 2015 interest paid on borrowed funds increased $1.7 million, or 14.5%, to $13.6 million, from $11.9 million for the six months ended June 30, 2014. The average cost of borrowings decreased to 1.77% and 1.80% for the three and six months ended June 30, 2015, respectively, from 1.97% and 1.92% for the three and six months ended June 30, 2014, respectively. Average borrowings increased $277.3 million, or 21.6%, to $1.56 billion for the quarter ended June 30, 2015, from $1.28 billion for the quarter ended June 30, 2014. For the six months ended June 30, 2015, average borrowings increased $278.7 million, or 22.3%, to $1.53 billion, from $1.25 billion for the six months ended June 30, 2014.
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
The Company recorded provisions for loan losses of $1.1 million and $1.7 million for the three and six months ended June 30, 2015, respectively. This compared with provisions for loan losses of $1.5 million and $1.9 million recorded for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, the Company had net charge-offs of $2.6 million and $3.8 million, respectively, compared with net charge-offs of $1.0 million and $2.7 million, respectively, for the same periods in 2014. At June 30, 2015, the Company’s allowance for loan losses was $59.6 million, or 0.95% of total loans, compared with $61.7 million, or 1.01% of total loans at December 31, 2014.
Non-Interest Income. Non-interest income totaled $16.9 million for the quarter ended June 30, 2015, an increase of $6.6 million, or 64.1%, compared to the same period in 2014. Wealth management income increased $2.6 million, to $5.1 million for the three months ended June 30, 2015, compared to $2.5 million for the same period in 2014. The increase in wealth management income was primarily attributable to fees earned from assets under management acquired in the MDE transaction. Fee income increased $2.1 million, or 41.5%, to $7.2 million, from $5.1 million for the three months ended June 30, 2014, largely due to a $1.1 million increase in commercial loan prepayment fee income, a $428,000 increase in ATM and debit card revenue, and a $405,000 increase in overdraft fees. Other income increased $1.7 million for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to $2.1 million of net fees from loan level interest rate swap transactions executed during the current quarter, partially offset by a non-recurring $486,000 net gain on the prepayment of FHLB borrowing acquired from Team Capital which was recognized in the quarter ended June 30, 2014. Net gains on securities transactions increased $533,000 for the three months ended June 30, 2015, compared to the same period in 2014.
For the six months ended June 30, 2015, non-interest income totaled $27.2 million, an increase of $8.8 million, or 47.7%, compared to the same period in 2014. Fee income increased $3.4 million to $13.2 million for the six months ended June 30, 2015, compared with the same period in 2014, largely due to a $2.1 million increase in prepayment fees on commercial loans, a $583,000 increase in ATM and debit card revenue and a $482,000 increase in overdraft fees. Wealth management income increased $3.1 million, to $7.7 million for the six months ended June 30, 2015, largely due to $2.4 million of fees resulting from the MDE acquisition, combined with $660,000 of increased fee income from the Company's existing wealth business. Also contributing to the increase in non-interest income, other income increased $1.7 million for the six months ended June 30, 2015, compared with the same period in 2014, primarily due to $2.3 million of fees recognized on loan level interest rate swaps, partially offset by a non-recurring $486,000 net gain recognized on the prepayment of FHLB borrowings acquired from Team Capital in the prior year period. Net gains on securities transactions for the six months ended June 30, 2015, increased $885,000 compared to the same period in 2014.
Non-Interest Expense. For the three months ended June 30, 2015, non-interest expense increased $2.4 million to $46.1 million, compared to the three months ended June 30, 2014. Net occupancy costs increased $954,000, to $6.6 million for the quarter ended June 30, 2015, compared to same quarter in 2014, due to additional costs related to facilities acquired from Team Capital and increased depreciation expense. Compensation and benefits expense increased $833,000 to $24.4 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, largely due to a $2.1 million increase in salary expense primarily associated with the addition of former MDE and Team Capital employees for the full quarter of 2015, along with higher salary expense resulting from annual merit increases. The increase in salary expense was partially offset by a decrease in severance and retention expense related to the Team Capital acquisition in the prior year quarter, a decrease in stock-based compensation and a reduction in pension expense resulting from the recognition of a $1.3 million non-recurring charge related to lump-sum distributions made to vested terminated employees in the second quarter of 2014. In addition, amortization of intangibles increased $605,000 to $1.1 million for quarter ended June 30, 2014, compared to $519,000 for the same period in 2014, principally due to an increase in the core deposit intangible amortization related to the Team Capital acquisition and an increase in the customer relationship intangible amortization related to the acquisition of MDE. Data processing expense increased $398,000 to $3.2 million for the three months ended June 30, 2015, compared to $2.8 million for the same period in 2014, principally due to increases in software maintenance costs and telecommunication expenses. Partially offsetting these increases in non-interest expense, other operating expenses decreased $770,000 to $8.2 million for the three months ended June 30, 2015, compared to $9.0 million for the same period in 2014. This decrease was largely due to $1.7 million of non-recurring professional services and customer communication costs related to the Team Capital acquisition incurred in the second quarter of 2014, partially offset by $413,000 of non-recurring professional services costs associated with the MDE transaction in the quarter ended June 30, 2015, and an increase in non-performing asset related expenses.
Non-interest expense for the six months ended June 30, 2015 was $89.6 million, an increase of $7.7 million from the six months ended June 30, 2014. Compensation and benefits expense increased $3.6 million to $48.6 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, due to increased salary expense associated with new employees from both Team Capital and MDE and additional salary expense associated with annual merit increases, partially offset by lower stock based compensation, severance and pension costs. Net occupancy costs increased $2.0 million, to $13.7 million for the six months ended June 30, 2015, compared to same period in 2014, principally due to additional facilities costs related to Team Capital and increased depreciation expense. The amortization of intangibles increased $1.2 million for the six months ended June 30, 2015, compared with the same period in 2014, primarily due to increases in both the core deposit intangible and customer relationship intangible amortization related to the Team Capital and MDE acquisitions, respectively. In addition, data processing expense increased $628,000 to $6.2 million for the six months ended June 30, 2015, compared to $5.6 million for the same period in 2014, principally due to increased software maintenance costs and telecommunication expenses.
Income Tax Expense. For the three and six months ended June 30, 2015, the Company’s income tax expense was $9.6 million and $18.0 million, respectively, compared with $6.2 million and $13.9 million, for the three and six months ended June 30, 2014, respectively. The increase in income tax expense was a function of growth in pre-tax income for the three and six months ended June 30, 2015. The Company’s effective tax rate was 30.6% and 30.2% for the three and six months ended June 30, 2015, respectively, compared with 27.5% and 29.4% for the three and six months ended June 30, 2014, respectively, as a greater portion of income was derived from taxable sources in the current year periods.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2015 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$243,894	$(3,436)	(1.4)%
Static	247,330	—	—
+100	244,207	(3,123)	(1.3)
+200	241,113	(6,217)	(2.5)
+300	238,703	(8,627)	(3.5)

The preceding table indicates that, as of June 30, 2015, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.5%, or $8.6 million. In the event of a 100 basis point decrease in interest rates, net interest income is projected to decrease $3.4 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2015 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,375,512	$58,345	4.4%	15.3%	3.3%
Flat	1,317,167	—	—	14.8	—
+100	1,280,619	(36,548)	(2.8)	14.5	(1.9)
+200	1,230,631	(86,536)	(6.6)	14.1	(4.7)
+300	1,176,701	(140,466)	(10.7)	13.6	(7.9)
The preceding table indicates that as of June 30, 2015, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 10.7%, or $140.5 million. If rates were to decrease 100 basis points, the model forecasts a 4.4%, or $58.3 million increase in the present value of equity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1, 2015 Through April 30, 2015	—	—	—	3,346,950
May 1, 2015 Through May 31, 2015	—	—	—	3,346,950
June 1, 2015 Through June 30, 2015	2,792	18.25	2,792	3,344,158
Total	2,792	18.25	2,792

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

10.18
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons, Nesci and Raimonde. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 10, 2015	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2015	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2015	By:	/s/ Frank S. Muzio
Frank S. Muzio
Senior Vice President and Chief Accounting Officer

Exhibit Index
The following exhibits are filed herewith:  The following exhibits are filed herewith:

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

10.18
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons, Nesci and Raimonde. (Filed as an exhibit to the Company’s December 31, 2012 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013/File No. 001-31566.)

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document