Form 10-Q
period 2015-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2015-11-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2015 there were 83,209,293 shares issued and 65,762,936 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 372,817 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2015 (Unaudited) and December 31, 2014
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$127,105	$102,484
Short-term investments	1,328	1,278
Total cash and cash equivalents	128,433	103,762
Securities available for sale, at fair value	994,771	1,074,395
Investment securities held to maturity (fair value of $482,495 at September 30, 2015 (unaudited) and $482,473 at December 31, 2014)	471,723	469,528
Federal Home Loan Bank stock	78,974	69,789
Loans	6,430,944	6,085,505
Less allowance for loan losses	60,464	61,734
Net loans	6,370,480	6,023,771
Foreclosed assets, net	10,128	5,098
Banking premises and equipment, net	90,395	92,990
Accrued interest receivable	24,234	25,228
Intangible assets	429,001	404,422
Bank-owned life insurance	181,625	177,712
Other assets	78,824	76,682
Total assets	$8,858,588	$8,523,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,083,741	$3,971,487
Savings deposits	982,815	995,347
Certificates of deposit of $100,000 or more	328,734	342,072
Other time deposits	430,323	483,617
Total deposits	5,825,613	5,792,523
Mortgage escrow deposits	24,120	21,649
Borrowed funds	1,760,628	1,509,851
Other liabilities	64,254	55,255
Total liabilities	7,674,615	7,379,278
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,378,205 shares outstanding at September 30, 2015 (unaudited) and 64,905,905 outstanding at December 31, 2014	832	832
Additional paid-in capital	999,236	995,053
Retained earnings	495,673	465,276
Accumulated other comprehensive income	2,098	29
Treasury stock	(270,502)	(271,779)
Unallocated common stock held by the Employee Stock Ownership Plan	(43,364)	(45,312)
Common stock acquired by the Directors’ Deferred Fee Plan	(6,708)	(7,113)
Deferred compensation – Directors’ Deferred Fee Plan	6,708	7,113
Total stockholders’ equity	1,183,973	1,144,099
Total liabilities and stockholders’ equity	$8,858,588	$8,523,377
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2015 and 2014 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income:
Real estate secured loans	$44,541	$43,837	$131,424	$122,770
Commercial loans	13,767	13,961	40,875	36,056
Consumer loans	5,646	6,106	17,234	17,637
Securities available for sale and Federal Home Loan Bank Stock	5,672	6,410	17,708	20,155
Investment securities held to maturity	3,368	3,323	10,150	8,899
Deposits, Federal funds sold and other short-term investments	19	15	41	44
Total interest income	73,013	73,652	217,432	205,561
Interest expense:
Deposits	3,639	4,054	10,851	11,479
Borrowed funds	6,827	6,629	20,432	18,511
Total interest expense	10,466	10,683	31,283	29,990
Net interest income	62,547	62,969	186,149	175,571
Provision for loan losses	1,400	1,500	3,100	3,400
Net interest income after provision for loan losses	61,147	61,469	183,049	172,171
Non-interest income:
Fees	6,230	6,126	19,465	16,002
Wealth management income	4,750	2,386	12,405	6,984
Bank-owned life insurance	1,247	1,349	3,913	4,228
Net gain on securities transactions	5	487	650	247
Other income	(122)	961	2,922	2,291
Total non-interest income	12,110	11,309	39,355	29,752
Non-interest expense:
Compensation and employee benefits	24,784	24,947	73,399	69,921
Net occupancy expense	6,186	5,950	19,935	17,662
Data processing expense	3,239	5,029	9,425	10,587
FDIC insurance	1,273	1,141	3,763	3,421
Amortization of intangibles	1,012	976	3,063	1,778
Advertising and promotion expense	598	1,281	2,740	3,427
Other operating expenses	6,522	6,509	20,845	20,898
Total non-interest expense	43,614	45,833	133,170	127,694
Income before income tax expense	29,643	26,945	89,234	74,229
Income tax expense	9,034	7,913	27,027	21,817
Net income	$20,609	$19,032	$62,207	$52,412
Basic earnings per share	$0.33	$0.30	$0.99	$0.88
Weighted average basic shares outstanding	63,034,185	62,440,310	62,868,745	59,670,773
Diluted earnings per share	$0.33	$0.30	$0.99	$0.88
Weighted average diluted shares outstanding	63,198,299	62,559,207	63,029,389	59,804,205

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$20,609	$19,032	$62,207	$52,412
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	3,678	(3,389)	2,460	6,669
Reclassification adjustment for gains included in net income	—	(288)	(386)	(146)
Total	3,678	(3,677)	2,074	6,523
Unrealized losses on derivatives	(232)	—	(232)	—
Amortization (accretion) related to post-retirement obligations	115	45	227	(618)
Total other comprehensive income (loss)	3,561	(3,632)	2,069	5,905
Total comprehensive income	$24,170	$15,400	$64,276	$58,317
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	52,412	—	—	—	—	—	52,412
Other comprehensive income, net of tax	—	—	—	5,905	—	—	—	—	5,905
Cash dividends declared	—	—	(28,023)	—	—	—	—	—	(28,023)
Distributions from DDFP	—	—	—	—	—	—	69	(69)	—
Purchases of treasury stock	—	—	—	—	(4,401)	—	—	—	(4,401)
Treasury shares issued - Team Capital acquisition	—	(962)	—	—	84,479	—	—	—	83,517
Shares issued dividend reinvestment plan	—	—	—	—	1,019	—	—	—	1,019
Stock option exercises	—	(22)	—	—	166	—	—	—	144
Allocation of ESOP shares	—	46	—	—	—	2,144	—	—	2,190
Allocation of SAP shares	—	5,301	—	—	—	—	—	—	5,301
Allocation of treasury shares	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	225	—	—	—	—	—	—	225
Balance at September 30, 2014	$832	$1,026,479	$452,152	$1,054	$(304,864)	$(46,611)	$(7,136)	$7,136	$1,129,042
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2015 and 2014 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099
Net income	—	—	62,207	—	—	—	—	—	62,207
Other comprehensive income, net of tax	—	—	—	2,069	—	—	—	—	2,069
Cash dividends declared	—	—	(31,810)	—	—	—	—	—	(31,810)
Distributions from DDFP	—	49	—	—	—	—	405	(405)	49
Purchases of treasury stock	—	—	—	—	(1,946)	—	—	—	(1,946)
Shares issued dividend reinvestment plan	—	75	—	—	994	—	—	—	1,069
Stock option exercises	—	(175)	—	—	2,229	—	—	—	2,054
Allocation of ESOP shares	—	171	—	—	—	1,948	—	—	2,119
Allocation of SAP shares	—	3,863	—	—	—	—	—	—	3,863
Allocation of stock options	—	200	—	—	—	—	—	—	200
Balance at September 30, 2015	$832	$999,236	$495,673	$2,098	$(270,502)	$(43,364)	$(6,708)	$6,708	$1,183,973
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2015 and 2014 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$62,207	$52,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,311	7,752
Provision for loan losses	3,100	3,400
Deferred tax expense	604	667
Increase in cash surrender value of Bank-owned life insurance	(3,913)	(4,228)
Net amortization of premiums and discounts on securities	8,154	7,701
Accretion of net deferred loan fees	(2,752)	(2,376)
Amortization of premiums on purchased loans, net	821	526
Net increase in loans originated for sale	(6,987)	(7,280)
Proceeds from sales of loans originated for sale	7,533	7,864
Proceeds from sales of foreclosed assets	2,897	4,580
ESOP expense	2,119	2,190
Allocation of stock award shares	3,495	5,049
Allocation of stock options	200	225
Net gain on sale of loans	(546)	(584)
Net gain on securities transactions	(650)	(247)
Net gain on sale of premises and equipment	(4)	(5)
Net gain on sale of foreclosed assets	(196)	(497)
Decrease in accrued interest receivable	994	1,828
Increase in other assets	(10,466)	(692)
Increase in other liabilities	8,999	1,501
Net cash provided by operating activities	85,920	79,786
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	27,208	36,062
Purchases of investment securities held to maturity	(31,515)	(58,192)
Proceeds from sales of securities	14,005	24,953
Proceeds from maturities, calls and paydowns of securities available for sale	165,609	157,765
Purchases of securities available for sale	(101,922)	(54,581)
Net increase in Federal Home Loan Bank stock	(9,185)	(11,719)
Net cash and cash equivalents (paid) received in acquisition	(25,613)	68,650
Death benefit proceeds from bank-owned life insurance	776	—
Purchases of loans	(76,486)	(94,464)
Net increase in loans	(275,164)	(45,982)
Proceeds from sales of premises and equipment	19	5
Purchases of premises and equipment	(4,686)	(14,404)
Net cash (used in) provided by investing activities	(316,954)	8,093
Cash flows from financing activities:
Net increase (decrease) in deposits	33,090	(244,454)
Increase in mortgage escrow deposits	2,471	1,146
Purchases of treasury stock	(1,946)	(4,401)
Cash dividends paid to stockholders	(31,810)	(28,023)

	Nine months ended September 30,
	2015	2014
Shares issued through the dividend reinvestment plan	1,069	1,019
Stock options exercised	2,054	144
Proceeds from long-term borrowings	459,937	404,334
Payments on long-term borrowings	(322,907)	(201,856)
Net increase (decrease) in short-term borrowings	113,747	(28,207)
Net cash provided by (used in) financing activities	255,705	(100,298)
Net increase (decrease) in cash and cash equivalents	24,671	(12,419)
Cash and cash equivalents at beginning of period	103,762	101,224
Cash and cash equivalents at end of period	$128,433	$88,805
Cash paid during the period for:
Interest on deposits and borrowings	$31,283	$29,910
Income taxes	$30,189	$19,742
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$8,143	$4,535
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$157,635
Loans	—	631,390
Bank-owned life insurance	—	22,319
Goodwill and other intangible assets, net	27,087	50,584
Other assets	112	33,396
Total non-cash assets acquired	$27,199	$895,324
Liabilities assumed:
Deposits	$—	$769,936
Borrowings	—	112,835
Other Liabilities	366	(2,314)
Total liabilities assumed	$366	$880,457

Common stock issued for acquisitions	$—	$83,517
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for all of 2015.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2014 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2015			2014
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$20,609			$19,032
Basic earnings per share:
Income available to common stockholders	$20,609	63,034,185	$0.33	$19,032	62,440,310	$0.30
Dilutive shares		164,114			118,897
Diluted earnings per share:
Income available to common stockholders	$20,609	63,198,299	$0.33	$19,032	62,559,207	$0.30

	Nine months ended September 30,
	2015			2014
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$62,207			$52,412
Basic earnings per share:
Income available to common stockholders	$62,207	62,868,745	$0.99	$52,412	59,670,773	$0.88
Dilutive shares		160,644			133,432
Diluted earnings per share:
Income available to common stockholders	$62,207	63,029,389	$0.99	$52,412	59,804,205	$0.88
Anti-dilutive stock options and awards at September 30, 2015 and 2014, totaling 518,433 shares and 1,099,371 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Business Combinations
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of The Provident Bank, completed its acquisition of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients and their financial advisors. MDE was acquired with both cash and contingent consideration.
The Company recognized goodwill of $20.1 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $2.0 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results.
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
The Team Capital transaction was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill.

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
Upon the completion and filing of the Team Capital short-period tax return for the period ended May 30, 2014, a net operating loss carryback claim was filed with the Internal Revenue Service to reclaim taxes previously paid by Team Capital in the prior two years. As a result of the claim process, the Company determined that the tax receivable established by Team Capital at the May 30, 2014 acquisition date was overstated by $543,000. In May 2015, the Company decreased the tax receivable recorded at the date of acquisition by $543,000, along with a corresponding increase to goodwill. The purchase accounting for the Team Capital transaction is complete, and is reflected in both the table above and the Company's Consolidated Financial Statements.
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
Note 3. Investment Securities
At September 30, 2015, the Company had $994.8 million and $471.7 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of September 30, 2015 totaled 163, compared with 206 at December 31, 2014. All securities with unrealized losses at September 30, 2015 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of September 30, 2015, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,008	61	—	8,069
Agency obligations	87,488	386	—	87,874
Mortgage-backed securities	871,044	16,262	(497)	886,809
State and municipal obligations	5,916	89	—	6,005
Corporate obligations	5,517	16	(17)	5,516
Equity securities	397	101	—	498
	$978,370	16,915	(514)	994,771

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,016	3	(3)	8,016
Agency Obligations	94,871	268	(63)	95,076
Mortgage-backed securities	944,796	15,610	(3,149)	957,257
State and municipal obligations	6,855	147	—	7,002
Corporate obligations	6,526	9	(15)	6,520
Equity securities	397	127	—	524
	$1,061,461	16,164	(3,230)	1,074,395
The amortized cost and fair value of securities available for sale at September 30, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2015
	Amortized cost	Fair value
Due in one year or less	$20,680	20,695
Due after one year through five years	80,278	80,738
Due after five years through ten years	3,683	3,693
Due after ten years	2,288	2,338
	$106,929	107,464
Mortgage-backed securities totaling $871.0 million at amortized cost and $886.8 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $498,000 at fair value.
During the three months ended September 30, 2015, there were no sales of securities from the securities available for sale. For the same period last year, proceeds from the sale of securities available for sale were $9,946,000 resulting in gross gains of $482,000 and no gross losses.
For the nine months ended September 30, 2015, proceeds from the sale of securities available for sale were $14,005,000, resulting in gross gains of $643,000 and no gross losses. For the same period last year, proceeds from the sale of securities available for sale were $24,429,000, resulting in gross gains of $632,000 and gross losses of $404,000. Also, for the nine months ended September 30, 2015, proceeds from calls of securities available for sale totaled $465,000, resulting in gross gains of $2,000 gains and no gross losses. For the nine months ended September 30, 2014, proceeds from calls on securities available for sale totaled $740,000, resulting in gross gains of $2,000 and no gross losses.
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning credit loss amount	$—	—	—	1,674
Add: Initial OTTI credit losses	—	—	—	—
Subsequent OTTI credit losses	—	—	—	—
Less: Realized losses for securities sold	—	—	—	1,674
Securities intended or required to be sold	—	—	—	—
Increases in expected cash flows on debt securities	—	—	—	—
Ending credit loss amount	$—	—	—	—
The Company did not incur an OTTI charge on securities for the three and nine months ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2014, the Company realized a $59,000 gain and a $365,000 loss on the sales of previously impaired non-agency mortgage-backed securities, respectively. The Company previously incurred cumulative credit losses of $1.7 million on these securities.
The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	—	—	—	—	—	—
Mortgage-backed securities	47,521	(162)	50,441	(335)	97,962	(497)
State and municipal obligations	—	—	—	—	—	—
Corporate obligations	1,464	(7)	993	(10)	2,457	(17)
	$48,985	(169)	51,434	(345)	100,419	(514)

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$5,937	(3)	—	—	5,937	(3)
Agency obligations	24,404	(40)	5,010	(23)	29,414	(63)
Mortgage-backed securities	55,488	(221)	206,669	(2,928)	262,157	(3,149)
Corporate obligations	3,466	(15)	—	—	3,466	(15)
	$89,295	(279)	211,679	(2,951)	300,974	(3,230)
The temporary loss position associated with certain securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2015, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at September 30, 2015 totaled 16, compared with 43 at December 31, 2014. At September 30, 2015, there were three private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $943,000 and an unrealized loss of $7,000. These private label mortgage-backed securities were investment grade at September 30, 2015.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three and nine months ended September 30, 2015. The Company believes that no other-than-temporary impairment of the securities available for sale portfolio existed for the three and nine months ended September 30, 2015.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$5,195	15	(1)	5,209
Mortgage-backed securities	1,821	78	—	1,899
State and municipal obligations	454,446	11,870	(1,213)	465,103
Corporate obligations	10,261	32	(9)	10,284
	$471,723	11,995	(1,223)	482,495

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$6,813	17	(20)	6,810
Mortgage-backed securities	2,816	123	—	2,939
State and municipal obligations	449,410	13,814	(986)	462,238
Corporate obligations	10,489	29	(32)	10,486
	$469,528	13,983	(1,038)	482,473
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. For the three and nine months ended September 30, 2015, the Company recognized gross gains of $5,000 and no gross losses, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $7,984,000 and $21,204,000 for the three and nine months ended September 30, 2015, respectively. There were no sales of securities from the held to maturity portfolio for the three and nine months ended September 30, 2015.
For the three and nine months ended September 30, 2014, the Company recognized gross gains of $5,000 and $20,000, and no gross losses, respectively, related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $3,566,000 and $12,376,000, respectively. In addition, for the three and nine months ended September 30, 2014, the Company recognized a gross loss of $3,000, and no gross gain, related to the sale of a security in the held to maturity portfolio, with the proceeds from the sale totaling $524,000. The sale of this security was in response to credit deterioration of the issuer.
The amortized cost and fair value of investment securities in the held to maturity portfolio at September 30, 2015 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2015
	Amortized cost	Fair value
Due in one year or less	$8,385	8,456
Due after one year through five years	53,201	54,296
Due after five years through ten years	214,416	221,661
Due after ten years	193,900	196,183
	$469,902	480,596
Mortgage-backed securities totaling $1.8 million at amortized cost and $1.9 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	280	(1)	280	(1)
State and municipal obligations	61,156	(690)	19,244	(523)	80,400	(1,213)
Corporate obligations	1,711	(7)	499	(2)	2,210	(9)
	$62,867	(697)	20,023	(526)	82,890	(1,223)

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,735	(20)	—	—	3,735	(20)
State and municipal obligations	27,679	(217)	47,079	(769)	74,758	(986)
Corporate obligations	6,888	(32)	—	—	6,888	(32)
	$38,302	(269)	47,079	(769)	85,381	(1,038)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of September 30, 2015, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of held to maturity securities in an unrealized loss position at September 30, 2015 totaled 147, compared with 163 at December 31, 2014. The decrease in the number of securities in an unrealized loss position at September 30, 2015, was largely due to a decrease in market interest rates from December 31, 2014. All temporarily impaired investment securities were investment grade at September 30, 2015.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Mortgage loans:
Residential	$1,256,893	1,251,445
Commercial	1,775,999	1,694,359
Multi-family	1,193,204	1,041,582
Construction	302,302	221,102
Total mortgage loans	4,528,398	4,208,488
Commercial loans	1,324,244	1,262,422
Consumer loans	575,714	611,467
Total gross loans	6,428,356	6,082,377
Purchased credit-impaired ("PCI") loans	3,671	4,510
Premiums on purchased loans	5,711	5,307
Unearned discounts	(44)	(53)
Net deferred fees	(6,750)	(6,636)
Total loans	$6,430,944	6,085,505
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	September 30, 2015
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$5,755	7,330	11,876	24,961	1,231,932	1,256,893	—
Commercial	1,853	275	2,736	4,864	1,771,135	1,775,999	—
Multi-family	775	—	847	1,622	1,191,582	1,193,204	—
Construction	—	—	2,096	2,096	300,206	302,302	—
Total mortgage loans	8,383	7,605	17,555	33,543	4,494,855	4,528,398	—
Commercial loans	440	1,010	17,892	19,342	1,304,902	1,324,244	—
Consumer loans	2,224	1,080	4,187	7,491	568,223	575,714	—
Total gross loans	$11,047	9,695	39,634	60,376	6,367,980	6,428,356	—

	December 31, 2014
	30-59 Days	60-89 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Recorded Investment > 90 days accruing
Mortgage loans:
Residential	$10,121	4,331	17,222	31,674	1,219,771	1,251,445	—
Commercial	146	30	20,026	20,202	1,674,157	1,694,359	—
Multi-family	—	—	321	321	1,041,261	1,041,582	—
Construction	—	—	—	—	221,102	221,102	—
Total mortgage loans	10,267	4,361	37,569	52,197	4,156,291	4,208,488	—
Commercial loans	1,000	371	12,342	13,713	1,248,709	1,262,422	—
Consumer loans	2,398	2,509	3,944	8,851	602,616	611,467	—
Total gross loans	$13,665	7,241	53,855	74,761	6,007,616	6,082,377	—

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $39.6 million and $53.9 million at September 30, 2015 and December 31, 2014, respectively. Included in non-accrual loans were $15.9 million and $8.4 million of loans which were less than 90 days past due at September 30, 2015 and December 31, 2014, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2015, or December 31, 2014.
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
At September 30, 2015, there were 148 impaired loans totaling $67.9 million. Included in this total were 123 TDRs related to 121 borrowers totaling $47.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2015. At December 31, 2014, there were 147 impaired loans totaling $85.4 million. Included in this total were 123 TDRs to 120 borrowers totaling $54.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2014.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	September 30, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$48,809	16,678	2,402	67,889
Collectively evaluated for impairment	4,479,589	1,307,566	573,312	6,360,467
Total gross loans	$4,528,398	1,324,244	575,714	6,428,356

	December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$66,548	16,463	2,384	85,395
Collectively evaluated for impairment	4,141,940	1,245,959	609,083	5,996,982
Total gross loans	$4,208,488	1,262,422	611,467	6,082,377

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$2,184	91	106	2,381	—	2,381
Collectively evaluated for impairment	29,438	24,985	3,633	58,056	27	58,083
Total gross loans	$31,622	25,076	3,739	60,437	27	60,464

	December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$4,696	2,318	113	7,127	—	7,127
Collectively evaluated for impairment	27,281	22,063	4,768	54,112	495	54,607
Total gross loans	$31,977	24,381	4,881	61,239	495	61,734
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2015 and 2014 and their balances immediately prior to the modification date and post-modification as of September 30, 2015 and 2014:

	For the three months ended
	September 30, 2015			September 30, 2014
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$258	$256	4	$742	$774
Total mortgage loans	1	258	256	4	742	774
Commercial loans	—	—	—	1	—	367
Consumer loans	—	—	—	2	393	165
Total restructured loans	1	$258	$256	7	$1,135	$1,306

	For the nine months ended
	September 30, 2015			September 30, 2014
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	6	$2,192	2,184	12	$2,705	$2,443
Commercial	—	—	—	1	865	866
Construction	1	2,600	2,096
Total mortgage loans	7	4,792	4,280	13	3,570	3,309
Commercial loans	4	6,659	6,903	2	300	665
Consumer loans	2	123	115	2	393	165
Total restructured loans	13	$11,574	$11,298	17	$4,263	$4,139
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and nine months ended September 30, 2015 and 2014 exceeded the carrying amounts of such loans. There were charge-offs recorded on two collateral dependent impaired loans of $312,000 for the three and nine months ended September 30, 2015, which are included in the preceding tables. There were no charge-offs recorded on collateral dependent impaired loans for 2014. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $0 and $117,000 for the three months ended September 30, 2015 and 2014, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment. For the nine months ended September 30, 2015 and 2014, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $82,000 and $426,000, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2015, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.00% and 5.26%, respectively, compared to a rate of 3.00% and 5.71% prior to modification, respectively. For the three and nine months ended September 30, 2014, the TDRs had weighted average modified interest rate of approximately 5.50% and 4.90%, respectively, compared to a rate of 6.50% and 5.70% prior to modification, respectively.
There were no payment defaults (90 days or more past due) at the quarter ended September 30, 2015 and 2014 related to loans modified as TDRs within the previous 12 months from September 30, 2015 and 2014.

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
PCI loans declined $839,000 to $3.7 million at September 30, 2015, from $4.5 million at December 31, 2014, largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $129,000 and a $349,000 increase in interest income for the three and nine months ended September 30, 2015, due to the acceleration of accretable and non-accretable discount on these loans.
The following table summarizes the changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2015 (in thousands):

	Three months ended Sept 30,		Nine months ended Sept 30,
	2015	2014	2015	2014
Beginning balance	$609	$773	$695	$—
Acquisition	—	—	—	810
Accretion	(220)	(314)	(683)	(351)
Reclassification from non-accretable discount	172	136	549	136
Ending balance	$561	$595	$561	$595
The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2015
Balance at beginning of period	$31,824	22,840	4,570	59,234	390	59,624
Provision charged to operations	569	1,604	(411)	1,762	(362)	1,400
Recoveries of loans previously charged-off	3	762	352	1,117	—	1,117
Loans charged-off	(774)	(130)	(772)	(1,676)	(1)	(1,677)
Balance at end of period	$31,622	25,076	3,739	60,437	27	60,464

2014
Balance at beginning of period	$31,040	27,079	4,381	62,500	1,375	63,875
Provision charged to operations	54	1,114	442	1,610	(110)	1,500
Recoveries of loans previously charged-off	120	404	172	696	—	696
Loans charged-off	(538)	(1,755)	(448)	(2,741)	—	(2,741)
Balance at end of period	$30,676	26,842	4,547	62,065	1,265	63,330

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2015
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	1,924	926	718	3,568	(468)	3,100
Recoveries of loans previously charged-off	139	1,636	819	2,594	—	2,594
Loans charged-off	(2,418)	(1,867)	(2,679)	(6,964)	—	(6,964)
Balance at end of period	$31,622	25,076	3,739	60,437	27	60,464

2014
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	(1,300)	4,108	811	3,619	(219)	3,400
Recoveries of loans previously charged-off	277	945	1,022	2,244	—	2,244
Loans charged-off	(2,445)	(2,318)	(2,215)	(6,978)	—	(6,978)
Balance at end of period	$30,676	26,842	4,547	62,065	1,265	63,330

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	September 30, 2015					December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,066	8,782	—	9,018	353	14,942	10,629	—	11,138	357
Commercial	22,517	22,062	—	22,681	670	4,971	4,708	—	4,713	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,096	2,096	—	798	15	—	—	—	—	—
Total	36,679	32,940	—	32,497	1,038	19,913	15,337	—	15,851	357
Commercial loans	16,672	14,666	—	14,955	221	2,718	2,179	—	1,823	4
Consumer loans	1,357	885	—	914	37	1,250	830	—	870	28
Total impaired loans	$54,708	48,491	—	48,366	1,296	23,881	18,346	—	18,544	389

Loans with an allowance recorded
Mortgage loans:
Residential	$15,260	14,614	1,959	14,489	375	15,523	14,906	2,367	15,106	555
Commercial	1,255	1,255	225	1,399	49	37,555	36,306	2,329	36,674	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	16,515	15,869	2,184	15,888	424	53,078	51,212	4,696	51,780	1,469
Commercial loans	3,035	2,012	91	5,354	141	15,990	14,283	2,318	15,967	390
Consumer loans	1,527	1,517	106	1,535	56	1,565	1,554	113	1,578	80
Total impaired loans	$21,077	19,398	2,381	22,777	621	70,633	67,049	7,127	69,325	1,939

Total impaired loans
Mortgage loans:
Residential	$27,326	23,396	1,959	23,507	728	30,465	25,535	2,367	26,244	912
Commercial	23,772	23,317	225	24,080	719	42,526	41,014	2,329	41,387	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,096	2,096	—	798	15	—	—	—	—	—
Total	53,194	48,809	2,184	48,385	1,462	72,991	66,549	4,696	67,631	1,826
Commercial loans	19,707	16,678	91	20,309	362	18,708	16,462	2,318	17,790	394
Consumer loans	2,884	2,402	106	2,449	93	2,815	2,384	113	2,448	108
Total impaired loans	$75,785	67,889	2,381	71,143	1,917	94,514	85,395	7,127	87,869	2,328
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2,381,000 and $7,127,000 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, impaired loans for which there was no related allowance for loan losses totaled $48,491,000 and $18,346,000, respectively. The average balance of impaired loans during the nine months ended September 30, 2015 was $71,143,000.

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

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At September 30, 2015
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$7,330	30,815	1,094	—	39,239	75,052	1,080	115,371
Substandard	11,876	39,882	1,355	2,096	55,209	35,402	4,130	94,741
Doubtful	—	—	—	—	—	27	—	27
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	19,206	70,697	2,449	2,096	94,448	110,481	5,210	210,139
Pass/Watch	1,237,687	1,705,302	1,190,755	300,206	4,433,950	1,213,763	570,504	6,218,217
Total	$1,256,893	1,775,999	1,193,204	302,302	4,528,398	1,324,244	575,714	6,428,356

	At December 31, 2014
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,331	18,414	851	—	23,596	45,599	2,509	71,704
Substandard	17,222	53,454	322	2,600	73,598	32,828	3,938	110,364
Doubtful	—	1,063	—	—	1,063	29	—	1,092
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	21,553	72,931	1,173	2,600	98,257	78,456	6,447	183,160
Pass/Watch	1,229,892	1,621,428	1,040,409	218,502	4,110,231	1,183,966	605,020	5,899,217
Total	$1,251,445	1,694,359	1,041,582	221,102	4,208,488	1,262,422	611,467	6,082,377
Note 5. Deposits
Deposits at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Savings	$982,815	995,347
Money market	1,492,935	1,496,466
NOW	1,447,566	1,425,424
Non-interest bearing	1,143,240	1,049,597
Certificates of deposit	759,057	825,689
Total deposits	$5,825,613	5,792,523
Note 6. Components of Net Periodic Benefit Cost
The Bank has a noncontributory defined benefit pension plan (the “Plan”) covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003, the date on which the Plan was frozen. All participants in the Plan are

100% vested. The Plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. In an effort to lower and reduce the volatility of its future pension costs, the Company offered a lump sum pension distribution option to its vested terminated employees in the quarter ended June 30, 2014. In the quarter ended June 30, 2014, the Plan paid $4.3 million to those employees that elected to receive lump sum pension distributions and the Company realized an associated charge of $1.3 million. This charge was a pro rata share of the unrecognized losses recorded in other comprehensive income.
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
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2015 and 2014 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	—	42	42	$—	—	126	126
Interest cost	284	284	280	272	852	988	842	816
Expected return on plan assets	(632)	(837)	—	—	(1,898)	(2,625)	—	—
Amortization of prior service cost	—	—	—	(1)	—	—	—	(3)
Amortization of the net loss	193	127	—	(51)	581	313	—	(153)
Net periodic benefit (increase) cost	$(155)	(426)	322	262	$(465)	(1,324)	968	786
In its consolidated financial statements for the year ended December 31, 2014, the Company previously disclosed that it does not expect to contribute to the Plan in 2015. As of September 30, 2015, no contributions have been made to the Plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2015 were calculated using the actual January 1, 2015 pension valuation and the other post-retirement benefits valuations.
Note 7. Impact of Recent Accounting Pronouncements
In September 2015, , the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, "Business Combinations, Simplifying the Accounting for Measurement - Period Adjustments."  The amendments in this update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years.  The Company’s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expect ed to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company's adoption of this ASU did not have a significant impact on its consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2015 and December 31, 2014.

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
Derivatives
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in a loan related transaction and are not used to manage interest rate risk in the Company’s assets or liabilities. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of the swap transactions are recognized directly in earnings.
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  These derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The effective portion of changes in the fair value of these derivatives are recorded in accumulated other comprehensive income, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of these derivatives are recognized directly in earnings.
The fair value of the Company's derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2015 and December 31, 2014.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2015 and December 31, 2014.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,069	8,069	—	—
Agency obligations	87,874	87,874	—	—
Mortgage-backed securities	886,809	—	886,809	—
State and municipal obligations	6,005	—	6,005	—
Corporate obligations	5,516	—	5,516	—
Equity securities	498	498	—	—
Total securities available for sale	994,771	96,441	898,330	—
Derivative assets	6,642	—	6,642	—
	$1,001,413	96,441	904,972	—

Derivative liabilities	$6,959	—	6,959	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,455	—	—	11,455
Foreclosed assets	10,128	—	—	10,128
	$21,583	—	—	21,583

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,016	8,016	—	—
Agency obligations	95,076	95,076	—	—
Mortgage-backed securities	957,257	—	957,257	—
State and municipal obligations	7,002	—	7,002	—
Equity securities	524	524	—	—
	$1,074,395	103,616	970,779	—
Derivative assets	2,046	—	2,046	—
	$1,076,441	103,616	972,825	—

Derivative liabilities	$2,052	—	2,052	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,086	—	—	23,086
Foreclosed assets	5,098	—	—	5,098
	$28,184	—	—	28,184
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015.

Other Fair Value Disclosures
The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2015 and December 31, 2014. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$128,433	128,433	128,433	—	—
Securities available for sale:
US Treasury obligations	8,069	8,069	8,069	—	—
Agency obligations	87,874	87,874	87,874	—	—
Mortgage-backed securities	886,809	886,809	—	886,809	—
State and municipal obligations	6,005	6,005	—	6,005	—
Corporate obligations	5,516	5,516	—	5,516	—
Equity securities	498	498	498	—	—
Total securities available for sale	$994,771	994,771	96,441	898,330	—
Investment securities held to maturity:
Agency obligations	5,195	5,209	5,209	—	—
Mortgage-backed securities	1,821	1,899	—	1,899	—
State and municipal obligations	454,446	465,103	—	465,103	—
Corporate obligations	10,261	10,284	—	10,284	—
Total securities held to maturity	$471,723	482,495	5,209	477,286	—
FHLBNY stock	78,974	78,974	78,974	—	—
Loans, net of allowance for loan losses	6,370,480	6,442,760	—	—	6,442,760
Asset derivative	6,642	6,642	—	6,642	—

Financial liabilities:
Deposits other than certificates of deposits	$5,066,556	5,066,556	5,066,556	—	—
Certificates of deposit	759,057	761,817	—	761,817	—
Total deposits	$5,825,613	5,828,373	5,066,556	761,817	—
Borrowings	1,760,628	1,785,775	—	1,785,775	—
Liability derivative	6,959	6,959	—	6,959	—

		Fair Value Measurements at December 31, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,762	103,762	103,762	—	—
Securities available for sale:
US Treasury obligations	8,016	8,016	8,016	—	—
Agency obligations	95,076	95,076	95,076	—	—
Mortgage-backed securities	957,257	957,257	—	957,257	—
State and municipal obligations	7,002	7,002	—	7,002	—
Equity securities	524	524	524	—	—
Total securities available for sale	$1,074,395	1,074,395	103,616	970,779	—
Investment securities held to maturity:
US Treasury obligations	$8,016	8,016	8,016	—	—
Agency obligations	6,813	6,810	6,810	—	—
Mortgage-backed securities	2,816	2,939	—	2,939	—
State and municipal obligations	449,410	462,238	—	462,238	—
Corporate obligations	10,489	10,486	—	10,486	—
Total securities held to maturity	$469,528	482,473	6,810	475,663	—
FHLBNY stock	69,789	69,789	69,789	—	—
Loans, net of allowance for loan losses	6,023,771	6,104,558	—	—	6,104,558
Asset Derivative	2,046	2,046	—	2,046	—

Financial liabilities:
Deposits other than certificates of deposits	$4,966,834	4,966,834	4,966,834	—	—
Certificates of deposit	825,689	830,233	—	830,233	—
Total deposits	$5,792,523	5,797,067	4,966,834	830,233	—
Borrowings	1,509,851	1,516,966	—	1,516,966	—
Liability Derivative	2,052	2,052	—	2,052	—

Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,
	2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$6,146	(2,468)	3,678	(5,200)	1,811	(3,389)
Reclassification adjustment for gains included in net income	—	—	—	(487)	199	(288)
Total	6,146	(2,468)	3,678	(5,687)	2,010	(3,677)
Unrealized losses on derivatives (cash flow hedges)	(388)	156	(232)	—	—	—
Amortization related to post-retirement obligations	193	(78)	115	76	(31)	45
Total other comprehensive income (loss)	$5,951	(2,390)	3,561	(5,611)	1,979	(3,632)

	Nine months ended September 30,
	2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on securities available for sale:
Net gains arising during the period	$4,111	(1,651)	2,460	11,275	(4,606)	6,669
Reclassification adjustment for (gains) included in net income	(645)	259	(386)	(247)	101	(146)
Total	3,466	(1,392)	2,074	11,028	(4,505)	6,523
Unrealized (losses) on derivatives (cash flow hedges)	(388)	156	(232)	—	—	—
Amortization (accretion) related to post-retirement obligations	379	(152)	227	(1,045)	427	(618)
Total other comprehensive income (loss)	$3,457	(1,388)	2,069	9,983	(4,078)	5,905

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the three months ended September 30,
	2015				2014
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at June 30,	$6,139	(7,602)	—	(1,463)	7,401	(2,715)	4,686
Current - period other comprehensive income (loss)	3,678	115	(232)	3,561	(3,677)	45	(3,632)
Balance at September 30,	$9,817	(7,487)	(232)	2,098	3,724	(2,670)	1,054

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the nine months ended September 30,
	2015				2014
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31	$7,743	(7,714)	—	29	$(2,799)	(2,052)	(4,851)
Current - period other comprehensive income	2,074	227	(232)	2,069	6,523	(618)	5,905
Balance at September 30,	$9,817	(7,487)	(232)	2,098	$3,724	(2,670)	1,054

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2015	2014
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$—	$487	Net gain on securities transactions
	—	(199)	Income tax expense
	—	288	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	193	76	Compensation and employee benefits (1)
	(78)	(31)	Income tax expense
	115	45	Net of tax
Total reclassifications	$115	$333	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2015	2014
Details of AOCI:
Securities available for sale:
Realized net gains (losses) on the sale of securities available for sale	$645	$247	Net gain on securities transactions
	(259)	(101)	Income tax expense
	386	146	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	581	160	Compensation and employee benefits (1)
	(233)	(65)	Income tax expense
	348	95	Net of tax

Realized loss related to lump sum pension settlement	—	(1,336)	Compensation and employee benefits
	—	546	Income tax expense
	—	(790)	Net of tax
Total reclassifications	$734	$(1,030)	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2014. As of September 30, 2015, the Company had 17 interest rate swaps with an aggregate notional amount of $248.3 million related to this program.
Cash flow Hedges of Interest Rate Risk. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2015, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2015. During the three and nine months ended September 30, 2015, the Company’s did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $431,000 will be reclassified as an increase to interest expense. As of September 30, 2015, the Company had one outstanding interest rate derivative with a notional amount of $40 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014 (in thousands):

	At September 30, 2015
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$6,634	Other liabilities	$6,572
Credit contracts	Other assets	8		—
Total derivatives not designated as hedging instruments		$6,642		$6,572

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$387
Total derivatives designated as a hedging instrument		$—		$387

	At December 31, 2014
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$2,040	Other liabilities	$2,052
Credit contracts	Other assets	6		—
Total derivatives not designated as hedging instruments		$2,046		$2,052
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2015 (in thousands).

		Gain (loss) recognized in Income on derivatives
	Consolidated Statements of Income	Three months ended September 30, 2015	Nine months ended September 30, 2015
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(335)	$75
Credit contracts	Other income	2	1
Total		$(333)	$76

Derivatives designated as a hedging instruments:
Hedge advances	Other income	$(17)	$(17)
Hedge counterparty	Other income	(38)	(38)
Total		$(55)	$(55)
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
As of September 30, 2015, the termination value of derivatives in a net liability position, which includes accrued interest, was $7.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $6.7 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

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
Acquisitions
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of The Provident Bank, completed its acquisition of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients and their financial advisors. MDE was acquired with both cash and contingent consideration.
The Company recognized goodwill of $20.1 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $2.0 million. The contingent consideration arrangements require the Company to pay additional cash consideration to MDE’s former stakeholders in four years if certain revenue targets are met. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look back period and adjusted for a loss emergence period. Quantitative loss factors are evaluated at least annually. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look back period. Qualitative adjustments are evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for loan losses.
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment or a protracted period of elevated unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, loan losses and future levels of provisions. Accordingly, the Company has provided for loan losses at the current level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of the portfolio.
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
The Company completed its annual goodwill impairment test as of September 30, 2015. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 8 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three and nine months ended September 30, 2015 and 2014.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. At September 30, 2015, the Company maintained a valuation allowance of $242,000, related to unused capital loss carryforwards.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
Total assets increased $335.2 million to $8.86 billion at September 30, 2015, from $8.52 billion at December 31, 2014, primarily due to a $345.4 million increase in total loans and a $24.6 million increase in intangible assets, partially offset by a $68.2 million decrease in total investments.
Total loans increased $345.4 million, or 5.7%, to $6.43 billion at September 30, 2015, from $6.09 billion at December 31, 2014. Loan originations totaled $1.98 billion and loan purchases totaled $76.5 million for the nine months ended September 30, 2015. The loan portfolio had net increases of $151.5 million in multi-family mortgage loans, $81.4 million in commercial mortgage loans, $81.2 million in construction loans, $61.5 million in commercial loans and $5.5 million in residential mortgage loans, partially offset by a $35.9 million net decrease in consumer loans. Commercial real estate, commercial and construction loans represented 71.5% of the loan portfolio at September 30, 2015, compared to 69.4% at December 31, 2014.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at September 30, 2015 was $6.2 million. Of this total, 7 loans totaling $1.4 million were 90 days or more delinquent. These loans were allocated total loss reserves of $97,883.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $201.4 million and $121.3 million, respectively, at September 30, 2015. No SNCs were 90 days or more delinquent at September 30, 2015.
The Company had outstanding junior lien mortgages totaling $250.5 million at September 30, 2015. Of this total, 21 loans totaling $1.6 million were 90 days or more delinquent. These 21 loans were allocated total loss reserves of $404,365.
At September 30, 2015, the Company had outstanding indirect marine loans totaling $20.6 million. There were three loans totaling$707,000 that were 90 days or more delinquent at September 30, 2015. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Mortgage loans:
Residential	$11,876	17,222
Commercial	2,736	20,026
Multi-family	847	322
Construction	2,096	—
Total mortgage loans	17,555	37,570
Commercial loans	17,892	12,342
Consumer loans	4,187	3,944
Total non-performing loans	39,634	53,856
Foreclosed assets	10,128	5,098
Total non-performing assets	$49,762	58,954
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Mortgage loans:
Residential	$7,330	4,331
Commercial	275	30
Total mortgage loans	7,605	4,361
Commercial loans	1,010	371
Consumer loans	1,080	2,509
Total 60-89 day delinquent loans	$9,695	7,241
At September 30, 2015, the allowance for loan losses totaled $60.5 million, or 0.94% of total loans, compared with $61.7 million, or 1.01% of total loans at December 31, 2014. The decline in this ratio was largely the result of an overall improvement in asset quality, including continued declines in non-performing and delinquent loans. Total non-performing loans were $39.6 million, or 0.62% of total loans at September 30, 2015, compared to $53.9 million, or 0.88% of total loans at December 31, 2014. The $14.2 million decrease in non-performing loans consisted of a $17.3 million decrease in non-performing residential mortgages and a $5.3 million decrease in non-performing commercial mortgage loans, partially offset by a $5.6 million increase in non-performing commercial loans, a $2.1 million increase in non-performing construction loans, a $526,000 increase in non-performing multi-family loans and a $243,000 increase in non-performing consumer loans. Non-performing loans do not include $3.7 million of purchased credit impaired ("PCI") loans acquired from Team Capital.
At September 30, 2015, the Company held $10.1 million of foreclosed assets, compared with $5.1 million at December 31, 2014. Foreclosed assets at September 30, 2015, consisted of $5.4 million of commercial real estate and $4.7 million of residential real estate.
Non-performing assets totaled $49.8 million, or 0.56% of total assets at September 30, 2015, compared to $59.0 million, or 0.69% of total assets at December 31, 2014.

Total investments decreased $68.2 million, or 4.2%, to $1.55 billion at September 30, 2015, from $1.61 billion at December 31, 2014, largely due to principal repayments on mortgage-backed securities, maturities of municipal and agency bonds and sales of certain mortgage-backed securities, partially offset by purchases of mortgage-backed and municipal securities.
For the nine months ended September 30, 2015, intangible assets increased $24.6 million, primarily related to the acquisition of MDE, partially offset by scheduled amortization.
Total deposits increased $33.1 million during the nine months ended September 30, 2015, to $5.83 billion. Total core deposits, which consist of savings and demand deposit accounts, increased $99.7 million to $5.07 billion at September 30, 2015, while time deposits decreased $66.6 million to $759.1 million at September 30, 2015. The increase in core deposits was largely attributable to a $93.6 million increase in non-interest bearing demand deposits and a $22.1 million increase in interest bearing demand deposits. These increases were partially offset by a $12.5 million and a $3.5 million decrease in savings and money market deposits, respectively. At September 30, 2015, non-interest bearing deposits totaled $1.14 billion, compared to $1.05 billion at December 31, 2014. Core deposits represented 87.0% of total deposits at September 30, 2015, compared to 85.7% at December 31, 2014.
Borrowed funds increased $250.8 million, or 16.6%, during the nine months ended September 30, 2015, to $1.76 billion. Borrowed funds represented 19.9% of total assets at September 30, 2015, an increase from 17.7% at December 31, 2014.
Stockholders’ equity increased $39.9 million, or 3.5%, during the nine months ended September 30, 2015, to $1.18 billion, due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. Common stock repurchases made in connection with withholding to cover income taxes on stock-based compensation for the nine months ended September 30, 2015 totaled 106,521 shares at an average cost of $18.28 per share. At September 30, 2015, 3.3 million shares remained eligible for repurchase under the current authorization. Book value per share and tangible book value per share at September 30, 2015 were $18.11 and $11.55, respectively, compared with $17.63 and $11.40, respectively, at December 31, 2014.
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

As of September 30, 2015, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2015
	Required		Actual
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 leverage capital	$334,179	4.00%	$691,972	8.28%
Common equity Tier 1 risk-based capital	292,880	4.50	691,972	10.63
Tier 1 risk-based capital	390,506	6.00	691,972	10.63
Total risk-based capital	520,675	8.00	752,591	11.56

Company:
Tier 1 leverage capital	$334,177	4.00%	$759,688	9.09%
Common equity Tier 1 risk-based capital	292,872	4.50	759,688	11.67
Tier 1 risk-based capital	390,496	6.00	759,688	11.67
Total risk-based capital	520,661	8.00	820,152	12.60
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
General. The Company reported net income of $20.6 million, or $0.33 per basic and diluted share, for the three months ended September 30, 2015, compared to net income of $19.0 million, or $0.30 per basic and diluted share for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company reported net income of $62.2 million, or $0.99 per basic and diluted share, compared to net income of $52.4 million, or $0.88 per basic and diluted share, for the same period last year.
Results of operations for the three and nine months ended September 30, 2015 were driven by year-over-year growth in both average loans outstanding and average non-interest bearing deposits, growth in non-interest income and further improvement in asset quality. These factors helped mitigate the impact of compression in the net interest margin.
During the three and nine months ended September 30, 2015 and 2014, the Company incurred non-recurring items associated with the April 1, 2015 acquisition of MDE and the May 30, 2014 acquisition of Team Capital. The prior year periods were further impacted by a non-cash charge resulting from the recognition of a pro rata portion of unrealized losses related to lump sum distributions from the Company's frozen pension plan.
Net Interest Income. Total net interest income decreased $422,000 to $62.5 million for the quarter ended September 30, 2015, from $63.0 million for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, total net interest income increased $10.6 million, or 6.0%, to $186.1 million, from $175.6 million for the same period in 2014. Interest income for the third quarter of 2015 decreased $639,000 to $73.0 million, from $73.7 million for the same period in 2014. For the nine months ended September 30, 2015, interest income increased $11.9 million to $217.4 million, from $205.6 million for the nine months ended September 30, 2014. Interest expense decreased $217,000, or 2.0%, to $10.5 million for the quarter ended September 30, 2015, from $10.7 million for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, interest expense increased $1.3 million to $31.3 million, from $30.0 million for the nine months ended September 30, 2014. The decline in net interest income for the quarter ended September 30, 2015 was primarily due to compression in the net interest margin, which outpaced the impact of growth in interest-earning assets, while the improvement in net interest income for the nine months ended September 30, 2015 was largely attributable to growth in average loans outstanding resulting from loans acquired from Team Capital and organic originations and increases in average non-interest bearing demand deposits, partially offset by period-over-period compression in the net interest margin.
The net interest margin for the quarter ended September 30, 2015, decreased 17 basis points to 3.13%, compared with 3.30% for the quarter ended September 30, 2014. The weighted average yield on interest-earning assets decreased 20 basis points to 3.66% for the quarter ended September 30, 2015, compared with 3.86% for the quarter ended September 30, 2014, while the weighted average cost of interest bearing liabilities decreased 3 basis points to 0.65% for the quarter ended September 30, 2015, compared with 0.68% for the third quarter of 2014. The average cost of interest bearing deposits for the quarter ended September 30, 2015 was 0.31%, compared with 0.34% for the same period last year. Average non-interest bearing demand deposits totaled $1.15 billion for the quarter ended September 30, 2015, compared with $1.03 billion for the quarter ended September 30, 2014. The average cost of borrowed funds for the quarter ended September 30, 2015 was 1.61%, compared with 1.87% for the same period last year.
For the nine months ended September 30, 2015, the net interest margin decreased 9 basis points to 3.18%, compared with 3.27% for the nine months ended September 30, 2014. The weighted average yield on interest-earning assets declined 12 basis points to 3.72% for the nine months ended September 30, 2015, compared with 3.84% for the nine months ended September 30, 2014, while the weighted average cost of interest bearing liabilities decreased 3 basis points to 0.66% for the nine months ended September 30, 2015, compared with 0.69% for the same period in 2014. The average cost of interest bearing deposits for the nine months ended September 30, 2015 was 0.31%, compared with 0.34% for the nine months ended September 30, 2014. Average non-interest bearing demand deposits totaled $1.10 billion for the nine months ended September 30, 2015, compared with $934.4 million for the nine months ended September 30, 2014. The average cost of borrowings for the nine months ended September 30, 2015 was 1.73%, compared with 1.90% for the same period last year.
Interest income on loans secured by real estate increased $704,000 to $44.5 million for the three months ended September 30, 2015, from $43.8 million for the three months ended September 30, 2014. Commercial loan interest income decreased $194,000, or 1.4%, to $13.8 million for the three months ended September 30, 2015, from $14.0 million for the three months ended September 30, 2014. Consumer loan interest income decreased $460,000 to $5.6 million for the three months ended September 30, 2015, from $6.1 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, the average balance of total loans increased $409.5 million to $6.28 billion, from $5.87 billion for the same period in 2014, primarily due to organic loan originations. The average loan yield for the three months ended September 30, 2015, decreased 28 basis points to 4.02%, from 4.30% for the same period in 2014.
Interest income on loans secured by real estate increased $8.7 million to $131.4 million for the nine months ended September 30, 2015, from $122.8 million for the nine months ended September 30, 2014. Interest income on commercial loans increased $4.8 million, or 13.4%, to $40.9 million for the nine months ended September 30, 2015, from $36.1 million for the nine months ended September 30, 2014. Consumer loan interest income decreased $403,000 to $17.2 million for the nine months ended September 30, 2015, from $17.6 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the average balance of total loans increased $670.6 million, or 12.2%, to $6.15 billion, from $5.48 billion for the same period in 2014, due to loans added from the Team Capital acquisition and organic originations. The average loan yield for the nine months ended September 30, 2015, decreased 18 basis points to 4.09%, from 4.27% for the same period in 2014.
The average yield on total securities decreased to 2.26% for the three months ended September 30, 2015, compared with 2.32% for the same period in 2014. For the nine months ended September 30, 2015, the average yield on total securities was 2.33%, compared with 2.37% for the same period in 2014.
Interest income on investment securities held to maturity increased $45,000, or 1.4%, to $3.4 million for the quarter ended September 30, 2015, compared to the same period last year. Average investment securities held to maturity increased $15.1 million, to $473.4 million for the quarter ended September 30, 2015, from $458.3 million for the same period last year. For the nine months ended September 30, 2015, interest income on investment securities held to maturity increased $1.3 million to $10.2 million from the same period in 2014. The average balance of investment securities held to maturity increased $69.0 million, to $473.6 million for the nine months ended September 30, 2015, from $404.6 million for the same period last year.
Interest income on securities available for sale and FHLBNY stock decreased $738,000, or 11.5%, to $5.7 million for the quarter ended September 30, 2015, from $6.4 million for the quarter ended September 30, 2014. The average balance of securities available for sale and FHLBNY stock decreased $98.2 million to $1.10 billion for the three months ended September 30, 2015, from $1.20 billion for the same period in 2014. For the nine months ended September 30, 2015, interest income on securities available for sale and FHLBNY stock decreased $2.4 million to $17.7 million, from $20.2 million for the nine months ended September 30, 2014. The average balance of securities available for sale and FHLBNY stock decreased $86.9 million, or 7.2%, to $1.12 billion for the nine months ended September 30, 2015, from $1.20 billion for the same period in 2014.
Interest expense on deposit accounts decreased $415,000, or 10.2%, to $3.6 million for the quarter ended September 30, 2015, from $4.1 million for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, interest expense on deposit accounts declined $628,000, or 5.5%, to $10.9 million, from $11.5 million for the nine months ended September 30, 2014. The average cost of interest bearing deposits decreased to 0.31% for both the three and nine months ended September 30, 2015, from 0.34% for both the three and nine months ended September 30, 2014, respectively. The average balance of interest bearing core deposit accounts decreased $15.3 million, to $3.92 billion for the quarter ended September 30, 2015, from $3.94 billion for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, average interest bearing core deposits increased $205.6 million, to $3.93 billion, from $3.72 billion for the same period in 2014. Average time deposit account balances decreased $80.5 million, to $773.5 million for the quarter ended September 30, 2015, from $854.0 million for the same period in

2014. For the nine months ended September 30, 2015, average time deposits decreased $23.6 million, or 2.9%, to $792.2 million, from $815.8 million for the same period in 2014.
Interest expense on borrowed funds increased $198,000, or 3.0%, to $6.8 million for the quarter ended September 30, 2015, from $6.6 million for the quarter ended September 30, 2014. For the nine months ended September 30, 2015 interest expense on borrowed funds increased $1.9 million, or 10.4%, to $20.4 million, from $18.5 million for the nine months ended September 30, 2014. The average cost of borrowings decreased to 1.61% and 1.73% for the three and nine months ended September 30, 2015, respectively, from 1.87% and 1.90% for the three and nine months ended September 30, 2014, respectively. Average borrowings increased $281.9 million, or 20.1%, to $1.68 billion for the quarter ended September 30, 2015, from $1.40 billion for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, average borrowings increased $279.8 million, or 21.5%, to $1.58 billion, from $1.30 billion for the nine months ended September 30, 2014.
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
The Company recorded provisions for loan losses of $1.4 million and $3.1 million for the three and nine months ended September 30, 2015, respectively. This compared with provisions for loan losses of $1.5 million and $3.4 million recorded for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, the Company had net charge-offs of $560,000 and $4.4 million, respectively, compared with net charge-offs of $2.0 million and $4.7 million, respectively, for the same periods in 2014. At September 30, 2015, the Company’s allowance for loan losses was $60.5 million, or 0.94% of total loans, compared with $61.7 million, or 1.01% of total loans at December 31, 2014.
Non-Interest Income. Non-interest income totaled $12.1 million for the quarter ended September 30, 2015, an increase of $801,000, or 7.1%, compared to the same period in 2014. Wealth management income increased $2.4 million, to $4.8 million for the three months ended September 30, 2015, compared to $2.4 million for the same period in 2014. The increase in wealth management income was primarily attributable to fees earned from assets under management acquired in the MDE transaction. Other income decreased $1.1 million for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to an $809,000 decrease in revenue associated with loan-level interest rate swap transactions, combined with a $209,000 decrease in net gains recognized on loan sales. In addition, net gains on securities transactions decreased $482,000 for the three months ended September 30, 2015, compared to the same period in 2014.
For the nine months ended September 30, 2015, non-interest income totaled $39.4 million, an increase of $9.6 million, or 32.3%, compared to the same period in 2014. Wealth management income increased $5.4 million, to $12.4 million for the nine months ended September 30, 2015, largely due to $4.7 million of fees resulting from the MDE acquisition, combined with $675,000 of increased fee income from the Company's existing wealth business. Fee income increased $3.5 million to $19.5 million for the nine months ended September 30, 2015, compared with the same period in 2014, largely due to a $1.8 million increase in prepayment fees on commercial loans, an $822,000 increase in ATM and debit card revenue and a $631,000 increase in overdraft fees. Also contributing to the increase in non-interest income, other income increased $631,000 for the nine months ended September 30, 2015, compared with the same period in 2014, primarily due to $1.5 million of fees recognized on loan level interest rate swaps, partially offset by a non-recurring $486,000 net gain recognized on the prepayment of FHLB borrowings acquired from Team Capital in the prior year period and a $261,000 decrease in net gains recognized on the sale of foreclosed real estate. Net gains on securities transactions for the nine months ended September 30, 2015, increased $403,000 compared to the same period in 2014.
Non-Interest Expense. For the three months ended September 30, 2015, non-interest expense decreased $2.2 million to $43.6 million, compared to the three months ended September 30, 2014. Data processing expense decreased $1.8 million to $3.2 million for the three months ended September 30, 2015, compared to $5.0 million for the same period in 2014, principally due to $2.1 million of non-recurring core system contract termination costs related to the Team Capital acquisition recognized in the third quarter of 2014, partially offset by increased software maintenance costs in the current quarter. Advertising and promotion expense decreased $683,000 to $598,000 for the quarter ended September 30, 2015, compared to $1.3 million for the same quarter in 2014, largely due to post-merger promotional activities within the former Team Capital marketplace in the third quarter of 2014. In addition, compensation and benefits expense decreased $163,000 to $24.8 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to $922,000 of severance and retention expense associated with the Team Capital acquisition in the third quarter of 2014 and a decrease in stock-based compensation expense. These decreases were partially offset by increases in salary expense associated with the addition of former MDE employees, annual merit increases and increased employee medical and retirement benefit costs. Partially offsetting these decreases in non-interest expense, net occupancy costs increased $236,000, to $6.2 million for the quarter ended September 30, 2015, compared to the same quarter in 2014, due to increases in depreciation expense and real estate taxes, partially offset by lower facility maintenance costs. Also, FDIC insurance costs increased $132,000 to $1.3 million for the three months ended September 30, 2015, compared to the same period in 2014, due to an increase in total assets subject to assessment.
Non-interest expense for the nine months ended September 30, 2015 was $133.2 million, an increase of $5.5 million from the nine months ended September 30, 2014. Compensation and benefits expense increased $3.5 million to $73.4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to increased salary expense associated with new employees from both Team Capital and MDE, additional salary expense associated with annual merit increases and an increase in the accrual for incentive compensation, partially offset by lower stock based compensation, severance and pension costs. Net occupancy costs increased $2.3 million, to $19.9 million for the nine months ended September 30, 2015, compared to the same period in 2014, principally due to additional facilities costs related to Team Capital and increased depreciation expense. The amortization of intangibles increased $1.3 million for the nine months ended September 30, 2015, compared with the same period in 2014, primarily due to increases in both the core deposit intangible and customer relationship intangible amortization related to the Team Capital and MDE acquisitions, respectively. Partially offsetting these increases in non-interest expense, data processing expense decreased $1.2 million to $9.4 million for the nine months ended September 30, 2015, compared to $10.6 million for the same period in 2014, principally due to $2.1 million of non-recurring core system contract termination costs related to the Team Capital acquisition in 2014, partially offset by increased software maintenance costs and telecommunication expenses. Also, advertising and promotion expense decreased $687,000 to $2.7 million for the nine months ended September 30, 2015, compared to $3.4 million for the same period in 2014, largely due to post-merger promotional activities within the former Team Capital marketplace in 2014.
Income Tax Expense. For the three and nine months ended September 30, 2015, the Company’s income tax expense was $9.0 million and $27.0 million, respectively, compared with $7.9 million and $21.8 million, for the three and nine months ended September 30, 2014, respectively. The increase in income tax expense was a function of growth in pre-tax income for the three and nine months ended September 30, 2015. The Company’s effective tax rate was 30.5% and 30.3% for the three and nine months ended September 30, 2015, respectively, compared with 29.4% for both the three and nine months ended September 30, 2014, respectively, as a greater portion of income was derived from taxable sources in the current year periods.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2015 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$245,655	$(3,804)	(1.5)%
Static	249,459	—	—
+100	246,836	(2,623)	(1.1)
+200	244,008	(5,451)	(2.2)
+300	241,752	(7,707)	(3.1)
The preceding table indicates that, as of September 30, 2015, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.1%, or $7.7 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 1.5%, or $3.8 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2015 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,352,244	$58,582	4.5%	14.9%	3.4%
Flat	1,293,662	—	—	14.4	—
+100	1,256,729	(36,933)	(2.9)	14.1	(2.0)
+200	1,205,330	(88,332)	(6.8)	13.6	(5.1)
+300	1,143,636	(150,026)	(11.6)	13.1	(8.9)
The preceding table indicates that as of September 30, 2015, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 11.6%, or $150.0 million. If rates were to decrease 100 basis points, the model forecasts a 4.5%, or $58.6 million, increase in the present value of equity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1, 2015 through July 31, 2015	786	19.17	786	3,346,164
August 1, 2015 through August 31, 2015	—	—	—	3,346,164
September 1, 2015 through September 30, 2015	—	—	—	3,346,164
Total	786	19.17	786

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2015	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2015	By:	/s/ Frank S. Muzio
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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document