Form 10-K
period 2015-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2016-02-29
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Large Accelerated Filer  ☒    Accelerated  Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of February 1, 2016, there were 83,209,293 issued and 65,794,731 shares of the Registrant’s Common Stock outstanding, including 363,221 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2015, as quoted by the NYSE, was approximately $1.13 billion.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

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
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of the Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration. The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results.
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
At December 31, 2015, the Company had total assets of $8.91 billion, loans of $6.54 billion, total deposits of $5.92 billion, and total stockholders’ equity of $1.20 billion. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.
Capital Management. The Company paid cash dividends totaling $41.3 million and repurchased 108,589 shares of its common stock at a cost of $2.0 million in 2015. At December 31, 2015, 3.3 million shares were eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2015 under current regulatory standards.
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
The Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank currently operating 87 full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.
The following are highlights of The Provident Bank’s operations:
Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank continues to diversify its loan portfolio and has emphasized the origination of commercial real estate loans, multi-family loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one- to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than one- to four- family residential mortgage loans.
Asset Quality. As of December 31, 2015, non-performing assets were $55.1 million or 0.62% of total assets, compared to $59.0 million or 0.69% of total assets at December 31, 2014. The Bank’s non-performing asset levels continued to decline from higher levels reported in prior years as local and national economic conditions have gradually improved. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $5.18 billion at December 31, 2015, representing 87.5% of total deposits, compared with $4.97 billion, or 85.7% of total deposits at December 31, 2014. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $55.2 million for the year ended December 31, 2015, compared with $41.2 million for the year ended December 31, 2014, of which fee income was $26.3 million for the year ended December 31, 2015, compared with $21.9 million for the year ended December 31, 2014.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2015, 57.7% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2015, the Bank’s securities portfolio totaled $1.52 billion and had an expected average life of 4.40 years. to manage its exposure to interest rate movements.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2015, the Bank operated a network of 87 full-service banking offices throughout thirteen counties in northern and central New Jersey, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus, Princeton and West Orange, New Jersey, as well as in Bethlehem and Newtown, Pennsylvania. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey and eastern Pennsylvania.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of 6.9 million, which was 74.6% of the state’s total population. The Bank’s Pennsylvania market area has a population of 1.3 million, which was 10.0% of that state’s total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 5.1% at December 31, 2015, a decrease from 6.2% at December 31, 2014. The unemployment rate in Pennsylvania remained unchanged at 4.8% for December 31, 2015, compared to December 31, 2014.
Within its primary market areas in New Jersey and Pennsylvania, the Bank had an approximate 2.13% and 0.85% share of bank deposits as of June 30, 2015, respectively, the latest date for which statistics are available. On a statewide basis, the Bank had an approximate 1.57% deposit share of the New Jersey market and an approximate 0.07% deposit share of the Pennsylvania market.
COMPETITION
The Bank faces intense competition in originating and retaining loans and attracting deposits. The northern and central New Jersey and eastern Pennsylvania market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits has come from several commercial banks and savings banks in its market area. Certain of these banks have substantially greater financial resources than the Bank. In addition, the Bank faces significant competition for deposits from the mutual fund and investment advisory industries and from investors’ direct purchases of short-term money market securities and other corporate and government securities.
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

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,255,159	19.38%	$1,252,526	20.79%	$1,174,043	22.89%	$1,265,015	26.17%	$1,308,635	28.58%
Commercial mortgage loans	1,716,117	26.50	1,695,822	28.15	1,400,624	27.30	1,349,950	27.92	1,253,542	27.37
Multi-family mortgage loans	1,234,066	19.06	1,042,223	17.30	928,906	18.11	723,958	14.98	564,147	12.32
Construction loans	331,649	5.12	221,102	3.67	183,289	3.57	120,133	2.48	114,817	2.51
Total mortgage loans	4,536,991	70.06	4,211,673	69.91	3,686,862	71.87	3,459,056	71.55	3,241,141	70.78
Commercial loans	1,434,291	22.15	1,263,618	20.98	932,199	18.17	866,395	17.92	849,009	18.54
Consumer loans	566,175	8.74	611,596	10.15	577,602	11.26	579,166	11.98	560,970	12.25
Total gross loans	6,537,457	100.95	6,086,887	101.04	5,196,663	101.30	4,904,617	101.45	4,651,120	101.57
Premiums on purchased loans	5,740	0.09	5,307	0.09	4,202	0.08	4,964	0.10	5,823	0.13
Unearned discounts	(41)	—	(53)	—	(62)	—	(78)	—	(100)	—
Net deferred costs (fees)	(5,482)	(0.09)	(6,636)	(0.11)	(5,990)	(0.12)	(4,804)	(0.10)	(3,334)	(0.07)
Total loans	6,537,674	100.95	6,085,505	101.02	5,194,813	101.26	4,904,699	101.45	4,653,509	101.63
Allowance for loan losses	(61,424)	(0.95)	(61,734)	(1.02)	(64,664)	(1.26)	(70,348)	(1.45)	(74,351)	(1.62)
Total loans, net	$6,476,250	100.00%	$6,023,771	100.00%	$5,130,149	100.00%	$4,834,351	100.00%	$4,579,158	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2015, regarding the maturities of loans in the loan portfolio, including PCI loans. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(Dollars in thousands)
Residential mortgage loans	$2,770	$17,106	$13,863	$90,878	$490,378	$640,164	$1,255,159
Commercial mortgage loans	73,695	231,110	239,096	977,771	169,699	24,746	1,716,117
Multi-family mortgage loans	23,307	32,990	213,139	756,409	205,328	2,893	1,234,066
Construction loans	137,538	181,303	1,667	11,141	—	—	331,649
Total mortgage loans	237,310	462,509	467,765	1,836,199	865,405	667,803	4,536,991
Commercial loans	274,795	206,400	188,879	513,658	209,380	41,179	1,434,291
Consumer loans	17,659	10,281	16,895	82,245	342,811	96,284	566,175
Total gross loans	$529,764	$679,190	$673,539	$2,432,102	$1,417,596	$805,266	$6,537,457
Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2015 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans	$784,803	$467,586	$1,252,389
Commercial mortgage loans	726,712	915,710	1,642,422
Multi-family mortgage loans	452,330	758,429	1,210,759
Construction loans	12,808	181,303	194,111
Total mortgage loans	1,976,653	2,323,028	4,299,681
Commercial loans	454,108	705,388	1,159,496
Consumer loans	333,815	214,701	548,516
Total loans	$2,764,576	$3,243,117	$6,007,693

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives and through the Internet. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2015, $1.26 billion or 19.4% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 62.7% were fixed-rate and 37.3% were adjustable-rate loans.
The Bank originates fixed-rate fully amortizing residential mortgage loans with the principal and interest due each month, that typically have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 10, 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. The Bank currently offers adjustable-rate mortgage loans with a fixed-rate period of 5, 7 or 10 years prior to the first annual interest rate adjustment. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2.75%, adjusting annually after its first re-set period, with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2015, $3.9 million or 3.3% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2015 were long-term, fixed-rate mortgages.

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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $21.8 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $7.6 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties. Commercial real estate loans were 26.5% of the loan portfolio at December 31, 2015. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
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
The Bank performs more extensive due diligence in underwriting commercial real estate loans than loans secured by owner-occupied one- to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. The Bank assesses and mitigates the risk in several ways, including inspection of all such properties and the review of the overall financial condition of the borrower and guarantors, which may include, for example, the review of the rent rolls and the verification of income. If applicable, a tenant analysis and market analysis are part of the underwriting. Generally, for commercial real estate secured loans in excess of $1.0 million and for all other commercial real estate loans where it is deemed appropriate, the Bank requires environmental professionals to inspect the property and ascertain any potential environmental risks.
In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties. The appraiser must be selected from the Bank’s approved list, or otherwise approved by the Chief Credit Officer in instances such as out-of-state or special use property. The Bank also employs an independent review appraiser to ensure that the appraisal meets the Bank’s standards. Financial statements are also required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $2.5 million be completed at least every 18 months, or more frequently when warranted.
The Bank’s largest commercial mortgage loan as of December 31, 2015 was a $27.4 million loan secured by a first mortgage lien on a 378 room, full service hotel and a 422 car parking garage located in Elizabeth, New Jersey. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2015.
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

The Bank’s largest multi-family loan as of December 31, 2015 was a $41.0 million loan secured by a first lease-hold mortgage lien on a newly renovated 129-unit, six story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2015.
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the reconstruction of existing structures.
The Bank’s commercial construction financing includes projects constructed for investment purposes (rental property), projects for sale (single family/condominiums) and to a lesser extent owner-occupied business properties. To mitigate the speculative nature of construction loans, the Bank generally requires significant pre-leasing on rental properties; requires that a percentage of the for-sale single-family residences or condominiums be under contract to support construction loan advances; and requires other covenants on residential for rent projects depending on whether the project is vertical or horizontal construction.
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
The Bank’s largest construction loan at December 31, 2015 was a $23.8 million loan secured by a first mortgage lien on a 138,600 square foot freezer warehouse which is under construction in Elizabeth, New Jersey. The loan had an outstanding balance of $2.5 million at December 31, 2015. Construction of the project is approximately 30% complete. The building is 100% pre-leased. The project's sponsors have extensive experience and a successful track record in the development and management of commercial real estate. The loan has a risk rating of “4” (loans rated 1-4 are deemed to be “acceptable quality”-see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2015.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 22.1% of the loan portfolio at December 31, 2015. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit, asset-based lines of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.
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
The Bank’s largest commercial loan as of December 31, 2015 was a $38.0 million line of credit to a general contracting company specializing in bridge and highway construction with a risk rating of "3" (loans rated 1-4 are deemed “acceptable quality”-see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). The line is used primarily for bid bonding and working capital purposes. The Bank sold a participation interest of $10.0 million in the line of credit to another financial institution, which reduced the Bank’s exposure to $28.0 million. As of December 31, 2015, the line of credit did not have an outstanding balance.
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 8.7% of the loan portfolio at December 31, 2015. Home equity loans and home equity lines of credit constituted 93.7% of the consumer loan portfolio and indirect marine loans constituted 3.3% of the consumer loan portfolio as of December 31, 2015. The remaining 3% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. As of December 31, 2015, there was $282.4 million of first-lien home equity loans outstanding. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2015 were $506.3 million and $212.8 million, respectively, representing utilization of 42.0%.
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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Originations:
Residential mortgage	$117,397	$72,418	$122,492
Commercial mortgage	332,940	222,516	254,087
Multi-family mortgage	308,298	127,060	294,288
Construction	304,733	242,898	182,895
Commercial	1,437,749	972,866	711,248
Consumer	154,781	168,747	205,282
Subtotal of loans originated	2,655,898	1,806,505	1,770,292
Loans purchased	95,283	130,540	34,766
Total loans originated and purchased	2,751,181	1,937,045	1,805,058

Net loans acquired in acquisition	—	631,209	—

Loans sold	11,918	12,609	30,977

Repayments:
Residential mortgage	204,863	151,004	228,195
Commercial mortgage	303,165	196,002	216,068
Multi-family mortgage	176,312	48,758	137,576
Construction	119,784	229,695	47,835
Commercial	1,279,978	851,682	635,764
Consumer	196,819	177,406	203,256
Total repayments	2,280,921	1,654,547	1,468,694
Total reductions	2,292,839	1,667,156	1,499,671
Other items, net(1)	(6,173)	(10,406)	(15,273)
Net increase	$452,169	$890,692	$290,114

(1)	Other items, net include charge-offs, deferred fees and expenses, discounts and premiums.
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
The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to assign a risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Administration Department. Similarly, the Credit Committee can adjust a risk rating. Quarterly, management’s Credit Risk Management Committee meets to review all loans rated a “watch” ("5") or worse. In addition, a loan review examination is performed by an independent third party which validates the risk ratings on a sample basis. The Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2015, the regulatory lending limit was $114.8 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $80.0 million for loans with a risk rating of "2" or better, up to $70.0 million for loans with a risk rating of "3", and up to $50.0 million for loans with a risk rating of "4". Maximum group exposure limits may be lower depending on the type of loans involved. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2015, the Bank’s largest group exposure with an individual borrower and its related entities was $81.2 million, consisting of 15 commercial permanent mortgage loans totaling $69.2 million, secured by 10 first mortgage liens and five second mortgage liens on 10 commercial real estate properties located in northern New Jersey with an average risk rating of “3”, as well as a $12.0 million acquisition and renovation loan secured by a first mortgage lien on a 135,500 square foot retail shopping center in Little Ferry, New Jersey with a risk rating of "3". As of December 31, 2015, this loan had an outstanding balance of $8.0 million. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in the state of New Jersey. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix, as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the management Credit Committee and reported to the Risk Committee of the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time the loan was originated. As of December 31, 2015, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2015, the Bank had $1.9 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on a monthly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2015, there were 148 impaired loans totaling $50.9 million, of which 143 loans totaling $43.9 million were TDRs. Included in this total were 122 TDRs to 120 borrowers totaling $26.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2015.
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
Federal and state regulations as well as the Bank’s policy require the Bank to utilize an internal risk rating system as a means of reporting problem and potential problem assets. Under this system, the Bank classifies problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess potential weaknesses, are designated “special mention.”
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
The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2015, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2015, $77.8 million of loans were classified as “substandard,” which consisted of $20.7 million in commercial and multi-family mortgage loans, $38.7 million in commercial loans, $12.0 million in residential loans, $2.4 million in construction loans and $4.1 million in consumer loans. At that same date, loans classified as “doubtful” totaled $8,000, which consisted of one commercial loan. There were no loans classified as “loss” at December 31, 2015. As of December 31, 2015, $113.5 million of loans were designated “special mention.”
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2015				At December 31, 2014				At December 31, 2013
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	29	$5,434	71	$12,031	27	$4,331	86	$17,222	23	$5,062	116	$23,011
Commercial mortgage loans	1	543	8	1,263	1	30	13	19,107	1	318	12	6,189
Multi-family mortgage loans	1	506	2	741	—	—	1	321	—	—	2	403
Construction loans	—	—	1	2,351	—	—	—	—	—	—	—	—
Total mortgage loans	31	6,483	82	16,386	28	4,361	100	36,650	24	5,380	130	29,603
Commercial loans	4	801	26	5,812	8	371	19	5,031	3	77	23	9,722
Consumer loans	19	1,194	50	4,054	28	2,509	42	3,724	23	2,194	49	3,819
Total loans	54	$8,478	158	$26,252	64	$7,241	161	$45,405	50	$7,651	202	$43,144
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2015, there were 21 TDRs totaling $18.0 million that were classified as non-accrual, compared to 20 non-accrual TDRs which totaled $26.9 million at December 31, 2014. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$12,031	$17,222	$23,011	$29,293	$40,386
Commercial mortgage loans	1,263	20,026	18,662	29,072	29,522
Multi-family mortgage loans	742	322	403	412	997
Construction loans	2,351	—	8,448	8,896	11,018
Commercial loans	23,875	12,342	22,228	25,467	32,093
Consumer loans	4,109	3,944	3,928	5,850	8,533
Total non-accruing loans	44,371	53,856	76,680	98,990	122,549
Accruing loans - 90 days or more delinquent	165	—	—	—	—
Total non-performing loans	44,536	53,856	76,680	98,990	122,549
Foreclosed assets	10,546	5,098	5,486	12,473	12,802
Total non-performing assets	$55,082	$58,954	$82,166	$111,463	$135,351
Total non-performing assets as a percentage of total assets	0.62%	0.69%	1.10%	1.53%	1.91%
Total non-performing loans to total loans	0.68%	0.88%	1.48%	2.02%	2.63%

Non-performing commercial mortgage loans decreased $18.8 million to $1.3 million at December 31, 2015, from $20.0 million at December 31, 2014. At December 31, 2015, the Company held 8 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $609,000 loan secured by a first mortgage on a mixed-use property located in Franklin Township, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans increased $11.5 million, to $23.9 million at December 31, 2015, from $12.3 million at December 31, 2014. Non-performing commercial loans at December 31, 2015 consisted of 27 loans. The largest non-performing commercial loan relationship consisted of four loans to a health and fitness club with total outstanding balances of $6.8 million at December 31, 2015. All of the loans are secured by liens on a commercial property. The loans are presently in default.
Non-performing constructions loans amounted to $2.4 million at December 31, 2015. Non-performing construction loans consisted of a single loan to a health and fitness club, which combined with four non-performing commercial loans comprises a $9.2 million loan relationship with this borrower. This non-performing construction loan is presently in default. There were no non-performing construction loans at December 31, 2014.
Non-performing residential mortgage loans decreased $5.2 million to $12.0 million at December 31, 2015, from $17.2 million at December 31, 2014. Gross charge-offs of residential loans were $1.3 million for the year ended December 31, 2015.
At December 31, 2015, the Company held $10.5 million of foreclosed assets, compared with $5.1 million at December 31, 2014. Foreclosed assets at December 31, 2015 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted of $5.2 million of residential properties, $5.1 million of commercial real estate, and $274,000 of marine vessels at December 31, 2015.
Non-performing assets totaled $55.1 million, or 0.62% of total assets at December 31, 2015, compared to $59.0 million, or 0.69% of total assets at December 31, 2014. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.2 million during the year ended December 31, 2015. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2015 was not material.
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

Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look back period and adjusted for a loss emergence period; these factors are evaluated at least annually. The most recent periodic review and recalculation of quantitative loss factors was completed in the third quarter of 2015 using historical loss data through June 30, 2015 and was applied effective September 30, 2015. Qualitative adjustments give consideration to other qualitative or environmental factors such as:

•	levels of and trends in delinquencies and impaired loans;

•	levels of and trends in charge-offs and recoveries;

•	trends in volume and terms of loans;

•	effects of any changes in lending policies, procedures and practices;

•	changes in the quality or results of the Bank’s loan review system;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	industry conditions;

•	effects of changes in credit concentration; and

•	changes in collateral values.
Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look back period; qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The range of adjustments to historical loss rates applicable to qualitative factors were updated in the third quarter of 2015 in conjunction with the review and recalculation of quantitative loss factors. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the general allowance for loan losses.
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
The provision for loan losses is established after considering the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan portfolio composition, loan delinquency trends and peer group analysis. As a result of this process, management may establish an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses accounts for the inherent impression of the overall loss estimation process, including the periodic updating of appraisals, commercial loan risk ratings, and economic uncertainty that may not be fully captured in the Bank's loss history or the qualitative factors.
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

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$61,734	$64,664	$70,348	$74,351
Charge offs:
Residential mortgage loans	1,296	3,184	3,900	4,622
Commercial mortgage loans	1,086	705	2,882	3,253
Multi-family mortgage loans	105	4	—	19
Construction loans	—	15	234	238
Commercial loans	2,863	4,449	3,686	12,259
Consumer loans	3,478	2,515	3,704	3,516
Total	8,828	10,872	14,406	23,907
Recoveries:
Residential mortgage loans	102	73	160	105
Commercial mortgage loans	86	131	104	56
Multi-family mortgage loans	2	1	—	1
Construction loans	57	80	869	—
Commercial loans	2,413	1,776	1,075	2,771
Consumer loans	1,508	1,231	1,014	971
Total	4,168	3,292	3,222	3,904
Net charge-offs	4,660	7,580	11,184	20,003
Provision for loan losses	4,350	4,650	5,500	16,000
Balance at end of period	$61,424	$61,734	$64,664	$70,348
Ratio of net charge-offs to average loans outstanding during the period	0.07%	0.13%	0.22%	0.43%
Allowance for loan losses to total loans	0.94%	1.01%	1.24%	1.43%
Allowance for loan losses to non-performing loans	137.92%	114.63%	84.33%	71.07%

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

	At December 31,
	2015		2014		2013		2012		2011
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$5,110	19.20%	$4,805	20.58%	$5,500	22.60%	$6,053	25.79%	$5,873	28.14%
Commercial mortgage loans	12,798	26.25	16,645	27.86	16,404	26.96	21,639	27.52	22,308	26.95
Multi-family mortgage loans	7,841	18.88	6,258	17.12	5,933	17.87	7,163	14.76	6,933	12.13
Construction loans	6,345	5.06	4,269	3.62	6,307	3.52	3,107	2.45	4,329	2.47
Commercial loans	25,829	21.94	24,381	20.76	24,107	17.93	20,315	17.67	25,381	18.25
Consumer loans	3,501	8.67	4,881	10.06	4,929	11.12	5,224	11.81	5,515	12.06
Unallocated	—	—	495	—	1,484	—	6,847	—	4,012	—
Total	$61,424	100.00%	$61,734	100.00%	$64,664	100.00%	$70,348	100.00%	$74,351	100.00%
1) For the year ended December 31, 2015, the Company enhanced its allowance for loan losses process and allocated the previously unallocated allowance using both qualitative and quantitative factors.
INVESTMENT ACTIVITIES
General. The Board of Directors annually approves the Investment Policy for the Bank and the Company. The Chief Financial Officer and the Treasurer are authorized by the Board to implement the Investment Policy and establish investment strategies. Each of the Chief Executive Officer, Chief Financial Officer, Treasurer and Assistant Treasurer is authorized to make investment decisions consistent with the Investment Policy. Investment transactions for the Bank are reported to the Board of Directors of the Bank on a monthly basis.
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
At December 31, 2015, the Bank held $3.7 million in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$1,597	$1,658	$2,816	$2,939	$5,273	$5,520
FHLB obligations	500	498	1,050	1,048	895	893
FHLMC obligations	500	500	1,700	1,696	1,900	1,876
FNMA obligations	3,096	3,099	3,413	3,414	3,909	3,883
FFCB obligations	—	—	650	652	819	818
State and municipal obligations	458,062	472,661	449,410	462,238	334,750	332,987
Corporate obligations	9,929	9,915	10,489	10,486	9,954	9,936
Total held-to-maturity	$473,684	$488,331	$469,528	$482,473	$357,500	$355,913
Available for Sale:
U.S Treasury obligations	8,006	8,004	8,016	8,016	—	—
Mortgage-backed securities	857,430	863,861	944,796	957,257	1,060,013	1,054,974
FHLMC obligations	20,101	20,059	32,360	32,351	47,713	47,709
FHLB obligations	30,298	30,273	—	—	12,163	12,178
FNMA obligations	31,997	31,998	16,398	16,472	33,347	33,529
FFCB obligations	—	—	46,113	46,253	—	—
State and municipal obligations	4,193	4,308	6,855	7,002	8,739	8,758
Corporate obligations	5,516	5,512	6,526	6,520	—	—
Equity securities	397	519	397	524	357	446
Total available for sale	$957,938	$964,534	$1,061,461	$1,074,395	$1,162,332	$1,157,594
Average expected life of securities(1)	4.40 years		4.22 years		4.55 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2015:
FNMA	$464,961	$467,039
FHLMC	370,798	374,169

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2015. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2015
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$1,089	4.10%	$508	5.40%	$—	—%	$1,597	4.51%
Agency obligations	—	—	4,096	1.18	—	—	—	—	4,096	1.18
Corporate obligations	1,761	2.24	8,168	1.99	—	—	—	—	9,929	2.03
State and municipal obligations	7,321	3.27	40,361	3.52	218,488	2.82	191,892	2.76	458,062	2.86
Total held to maturity	$9,082	3.07%	$53,714	3.12%	$218,996	2.83%	$191,892	2.76%	$473,684	2.84%
Available for Sale:
U.S. Treasury obligations	$—	—%	$8,004	1.06%	$—	—%	$—	—%	$8,004	1.06%
State and municipal obligations	426	3.86%	426	3.91	681	2.50	2,775	3.01	4,308	3.10
Mortgage-backed securities	—	—	23,245	2.46	73,677	3.21	766,939	2.46	863,861	2.52
Agency obligations	25,133	0.73	57,197	1.02	—	—	—	—	82,330	0.93
Corporate obligations	1,500	0.72	992	1.48	3,020	2.99	—	—	5,512	—
Total available for sale(2)	$27,059	0.78%	$89,864	1.41%	$77,378	3.19%	$769,714	2.46%	$964,015	2.35%

(1)	Yields are not tax equivalent.

(2)	Totals exclude $519,000 of available for sale equity securities at fair value.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 87.5% of total deposits at December 31, 2015 and 85.7% of total deposits at December 31, 2014. As of December 31, 2015 and December 31, 2014, time deposits maturing in less than one year amounted to $499.2 million and $568.5 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2015.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(Dollars in thousands)
Certificates of deposit of $100,000 or more	$116,296	$42,594	$68,893	$96,432	$324,215
Certificates of deposit less than $100,000	100,806	82,189	88,443	144,068	415,506
Total certificates of deposit	$217,102	$124,783	$157,336	$240,500	$739,721

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2015						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2015	2014	2013
	(Dollars in thousands)
Rate:
0.00 to 0.99%	$444,551	$43,386	$9,027	$—	$54	$309	$497,327	$536,945	$524,311
1.00 to 2.00%	39,965	44,518	35,047	53,575	52,614	737	226,456	175,010	120,750
2.01 to 3.00%	14,288	89	—	—	700	4	15,081	92,603	111,898
3.01 to 4.00%	23	—	—	—	—	—	23	19,899	45,845
4.01 to 5.00%	379	113	—	—	—	—	492	781	3,849
5.01 to 6.00%	9	293	—	—	—	—	302	413	31
6.01 to 7.00%	6	—	—	—	—	—	6	7	—
Over 7.01%	—	34	—	—	—	—	34	31	70
Total	$499,221	$88,433	$44,074	$53,575	$53,368	$1,050	$739,721	$825,689	$806,754

Borrowed Funds. At December 31, 2015, the Bank had $1.71 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,363,122	$1,190,280	$774,557
FHLBNY line of credit	160,000	180,000	183,000
Securities sold under agreements to repurchase	346,361	255,633	294,035
Average Balance:
FHLBNY advances	1,249,193	989,245	599,991
FHLBNY line of credit	80,847	104,121	48,784
Securities sold under agreements to repurchase	273,934	245,260	260,004
Weighted Average Interest Rate:
FHLBNY advances	1.84%	2.08%	2.34%
FHLBNY line of credit	0.40	0.37	0.38
Securities sold under agreements to repurchase	1.49	1.72	1.74

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
FHLBNY advances	1,350,282	1,190,280	774,557
FHLBNY line of credit	96,000	73,000	183,000
Securities sold under repurchase agreements	261,350	246,571	246,322
Total borrowed funds	$1,707,632	$1,509,851	$1,203,879
Weighted average interest rate of FHLBNY advances	1.77%	1.88%	2.17%
Weighted average interest rate of FHLBNY line of credit	0.49%	0.32%	0.40%
Weighted average interest rate of securities sold under agreements to repurchase	1.47%	1.69%	1.69%

WEALTH MANAGEMENT SERVICES
As part of the Company’s strategy to increase fee related income, the Company’s wholly owned subsidiary, Beacon Trust Company (“Beacon”) is engaged in providing wealth management and asset management services. In addition to its trust and estate administration services, Beacon is also a provider of asset management services which are often introduced to existing clients through the Bank’s extensive branch network. Beacon offers a full range of asset management services to individuals, municipalities, non-profits, corporations and pension funds. These services include investment management, asset allocation, trust and fiduciary services, financial and tax planning, family office services, estate settlement services and custody.
Beacon focuses on delivering personalized investment strategies based on the client’s risk profile. These strategies are focused on maximizing clients’ investment returns, while minimizing expenses. Most of the fee income generated by Beacon is based on assets under management.
On October 31, 2014, Beacon acquired the fiduciary account relationships of a bank in Suffolk County, New York. On April 1, 2015, Beacon completed the acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC, both Morristown, New Jersey-based registered investment advisers under common ownership.
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
Bergen Avenue Realty, LLC, a New Jersey limited liability company is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2015, Bergen Avenue Realty, LLC had total assets of $4.7 million.
Bergen Avenue Realty PA, LLC, a Pennsylvania limited liability company is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure located in Pennsylvania. At December 31, 2015, Bergen Avenue Realty PA, LLC had total assets of $195,500.
Beacon Trust Company, a New Jersey limited purpose trust company, is a wholly owned subsidiary of the Bank.
Beacon Investment Advisory Services, Inc. is a wholly owned subsidiary of Beacon Trust Company, incorporated under Delaware law and is a registered investment advisor that conducts the business acquired from The MDE Group, Inc.
Acertus Capital Management, LLC, a Delaware limited liability company is a wholly owned subsidiary of Beacon Trust Company and is a registered investment advisor that manages two private funds and serves as a sub-advisor to a mutual fund.
Team Capital Service Co., LLC is an inactive New Jersey limited liability company which became a wholly owned subsidiary of the Company by way of the Team Capital Bank acquisition.
Team Capital NJ Investment Co. is an inactive New Jersey corporation which became a wholly owned subsidiary of the Company by way of the Team Capital Bank acquisition.
PERSONNEL
As of December 31, 2015, the Company had 951 full-time and 113 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are impacting the Company and the Bank. For example, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has the authority to impose new requirements. However, institutions with less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the enforcement authority of their principal regulator, although the Consumer Financial Protection Bureau has back-up authority to examine and enforce consumer protection laws against all institutions, including those with less than $10 billion in assets.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2015, the Bank was considered “well capitalized” under FDIC guidelines.
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

Federal Banking Regulation
Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act, and were effective January 1, 2015.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2015:

	As of December 31, 2015:
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Tier 1 leverage capital	$709,690	8.42%	4.00%
Common equity Tier 1 risk-based capital	709,690	10.61	4.50
Tier 1 risk-based capital	709,690	10.61	6.00
Total risk-based capital	771,268	11.53	8.00

(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2015, the Bank was considered “well capitalized” under FDIC guidelines.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2015, dividends paid by the FHLBNY to the Bank totaled $3.1 million.
Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank are generally insured up to a maximum of $250,000 for each separately insured depositor.
Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of its federal deposit insurance assessment.
The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.
On February 7, 2011, the FDIC issued a final rule that established a target size for the Deposit Insurance Fund (“DIF”) at 2 percent of insured deposits as mandated by the Dodd-Frank Act. The rule also implements a lower assessment rate schedule when the DIF reaches 1.15 percent of total insured deposits. The FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.
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
An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers. The Bank received an “Outstanding” Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of December 2014.
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
An institution will be treated as “well capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 8%;

•	its ratio of common equity Tier 1 capital to risk-weighted assets is at least 6.5%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.
An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%;

•	its ratio of common equity Tier 1 capital to risk-weighted assets is at least 4.5%; and

•	its ratio of Tier 1 capital to total assets is at least 4% and it is not a well-capitalized institution.
An institution will be treated as “undercapitalized” if:

•	its total risk-based capital is less than 8%; or

•	its Tier 1 risk-based-capital is less than 6%;

•	its ratio of common equity Tier 1 capital to risk-weighted assets is less than 4.5%; or

•	its leverage ratio is less than 4%
An institution will be treated as “significantly undercapitalized” if:

•	its total risk-based capital is less than 6%;

•	its Tier 1 capital is less than 4%;

•	its ratio of common equity to risk-weighted assets is less than 3%; or

•	its leverage ratio is less than 3%.
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

The previously discussed final rule that increased capital requirements effective January 1, 2015 adjusted the prompt action categories as reflected above.
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

Generally, loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for, comparable transactions with other persons, and not involve more than the normal risk of payment or present other unfavorable features. An exception may be made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.
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
New Jersey Regulation. Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities owed to a savings bank by its directors and executive officers and by corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under Regulation O, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with Regulation O is deemed to be in compliance with such provisions of the New Jersey Banking Act.
Federal Reserve System
Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $15.2 million and up to $110.2 million, and 10% against that portion of total transaction accounts in excess of up to $110.2 million. The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.
Internet Banking
Technological developments continue to significantly alter the ways in which financial institutions conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have targeted various aspects of internet banking, including the security and systems. There can be no assurance that the bank regulatory agencies will adopt new regulations that will not materially affect the Bank’s Internet operations or restrict any such further operations.
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
Holding Company Regulation
Federal Regulation. The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.
The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019. As of December 31, 2015, the Company’s regulatory capital ratios exceed these minimum capital requirements.
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2015

	As of December 31, 2015:
	Capital	Percent of Assets(1)	Capital Requirements(1)
	(Dollars in thousands)
Tier 1 leverage capital	$779,246	9.25%	4.00%
Common Equity Tier 1 risk-based capital	779,246	11.65	4.50
Tier 1 risk-based capital	779,246	11.65	6.00
Total risk-based capital	840,670	12.57	8.00

(1)
For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2015, the Company was “well capitalized” under Federal Reserve Board guidelines.
Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Federal Reserve Board policies generally provide that bank holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention in the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividends or making any other form of capital distribution without the prior approval of the Federal Reserve Board.
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
Investment Adviser Regulation
Each of Beacon Investment Advisory Services, Inc. and Acertus Capital Management, LLC are investment advisers registered with the Securities and Exchange Commission. As such, they are required to make certain filings with and are subject to periodic examination by, the Securities and Exchange Commission.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2015 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2015, the Bank had an unrecognized tax liability of $20.1 million with respect to this reserve.
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
Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, the Company had approximately $3,000,000 of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation.
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
Pennsylvania State Taxation. As a result of the acquisition of Team Capital in 2014, the Bank is now subject to Pennsylvania Mutual Thrift Institutions Tax. Mutual thrift institutions tax is imposed at the rate of 11.5 percent on net taxable income of mutual thrift institutions in Pennsylvania, including savings banks without capital stock, building and loan associations, savings and loan associations, and savings institutions having capital stock.
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
Our financial condition and results of operations are significantly affected by changes in market interest rates, and the degree to which these changes disparately impact short-term and long-term interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets.

Until recently, the Federal Reserve Board had maintained interest rates at historically low levels through its targeted federal funds rate. If the Federal Reserve Board’s recent action to start increasing short-term rates does not result in an increase in long-term rates, we may experience a flattening or inverted yield curve that would negatively impact our net interest margin and earnings.
Further, if rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 2.5% or $6.2 million.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2015, our available for sale securities portfolio totaled $964.5 million. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.
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
We are subject to liquidity risk.
Liquidity risk is the potential that we will be unable to meet our obligations as they become due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis at a reasonable cost within acceptable risk tolerances. Liquidity is required to fund various obligations, including loan originations and commitments, withdrawals by depositors, repayments of borrowings, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; the sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources.
Our access to funding sources in amounts adequate to finance our activities could be impaired by factors specific to us or the financial services industry in general. Factors detrimental to our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Recent regulations implemented under the Dodd-Frank Act have made retail deposits in transaction accounts more attractive to banks with assets greater than $50 billion, which pressures will likely continue to increase the competition we face to retain these deposits. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry.
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
Our emphasis on the diversification of our loan portfolio through the origination of commercial mortgage loans, commercial loans, and construction loans has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. In the event we were to further increase the amount of such types of loans in our portfolio, we may decide to make additional or increased provisions for loans losses, which could adversely affect our earnings.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and financial condition.

A downturn in the housing sector and related markets may adversely affect our business and financial results.
Our lending business and investments in mortgage-backed securities are tied in large part to the housing market. Lower home prices, a heightened level of foreclosures, or a protracted foreclosure process would adversely impact the credit performance of real estate related loans and collateral values. These conditions could potentially cause a reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Such negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations, and could result in a decrease in our interest income and a material increase in our provision for loan losses.
A general economic slowdown or uncertainty that produces either reduced returns or excessive market volatility could adversely impact our wealth management fee income.
A general economic slowdown could affect the value of the assets under management in our wealth management business resulting in lower fee income. Furthermore, conditions that produce extended market volatility could affect our ability to provide our customers with an adequate return, thereby causing them to seek more stable investment opportunities with alternative wealth advisors.
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
We target our business development and marketing strategy for loans to serve primarily the banking and financial services needs of small- to medium-sized businesses in northern and central New Jersey and eastern Pennsylvania. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
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
We operate in diverse market segments and rely on the ability of our employees, systems and third party providers, who are used extensively in support of our operations, to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, the occurrence of systems failures and disruptions, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. While we maintain a risk management program that is designed to minimize risk, we could suffer losses, face regulatory action, and suffer damage to our reputation as a result of our failure to properly anticipate and manage these risks.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, restrictions on our ability to pay dividends and make other capital distributions to stockholders, the classification of our assets, the adequacy of our allowance for loan losses, and our management of risks posed by our reliance on third party vendors. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our operations.
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
Financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act are being implemented over time. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear and may not be known for many years. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are impacting our operations and activities, both currently and prospectively:
•imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities;
•application of regulatory capital requirements to the Company; and
•changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense.
Banks with assets in excess of $10 billion are subject to additional requirements imposed by the Dodd Frank Act and its implementing regulations such as the imposition of higher FDIC premiums, reduced debit card interchange fees, enhanced risk management frameworks and stress testing, all of which increase operating costs and reduce earnings. As we approach $10 billion in assets, we will be required to incur additional costs to address these imposed requirements.
Further, we may be required to invest significant management attention and resources to evaluate and continue to make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
The federal banking agencies have adopted proposals that have substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company. The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.
The new minimum capital level requirements applicable to the Bank and the Company include: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.
The Basel III changes and other regulatory capital requirements will result in generally higher regulatory capital standards. The application of more stringent capital requirements to the Bank and the consolidated Company could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit our ability to make distributions, including paying out dividends or buying back shares.
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
Acts of terrorism and other external events could impact our ability to conduct business.
Our business is subject to risk from external events. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Northern New Jersey areas remain central targets for potential acts of terrorism, which could affect not only our operations but those of our customers. Events such as these may become more common in the future and could cause significant damage, cause disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings could decline.
We record all assets acquired and liabilities assumed by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2015, goodwill totaling $411.6 million was not amortized but remains subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.
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
Property
At December 31, 2015, the Bank conducted business through 87 full-service branch offices located in Hudson, Bergen, Essex, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren counties in New Jersey, and in Bucks, Lehigh and Northampton counties in Pennsylvania. The aggregate net book value of premises and equipment was $89.0 million at December 31, 2015.
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
As of February 1, 2016, there were 83,209,293 shares of the Company’s common stock issued and 65,794,731 shares outstanding, and approximately 5,270 stockholders of record.
The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as the cash dividends paid per common share during the periods indicated.

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$18.91	$16.91	$0.16	$19.11	$16.38	$0.15
Second Quarter	19.52	17.85	0.16	18.65	16.48	0.15
Third Quarter	19.78	18.30	0.16	17.50	16.37	0.15
Fourth Quarter	21.18	19.30	0.17	18.27	16.21	0.15
On January 28, 2016, the Board of Directors declared a quarterly cash dividend of $0.17 per common share, which was paid on February 26, 2016, to common stockholders of record as of the close of business on February 12, 2016. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.
The Company is subject to the requirements of Delaware law that generally limit dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or immediately preceding year. In addition, Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2010 through December 31, 2015, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2010.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Provident Financial Services, Inc.	100.00	91.66	107.27	143.66	139.06	160.50
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Thrift	100.00	84.12	102.39	131.30	141.22	158.80

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2015 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2015 through October 31, 2015	1,074	$19.75	1,074	3,342,298
November 1, 2015 through November 30, 2015	994	20.69	994	3,341,304
December 1, 2015 through December 31, 2015	—	—	—	3,341,304
Total	2,068	$20.20	2,068

(1)
On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date. All shares purchased during the fourth quarter of 2015 were repurchased pursuant to the seventh general repurchase program.

(2)
On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which will commence upon completion of the seventh repurchase program. The repurchase program has no expiration date.

Common stock repurchases for the three months ended December 31, 2015 were made in connection with employee income tax withholding on stock-based compensation.

Item 6.	Selected Financial Data
The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$8,911,657	$8,523,377	$7,487,328	$7,283,695	$7,097,403
Loans, net(1)	6,476,250	6,023,771	5,130,149	4,834,351	4,579,158
Investment securities held to maturity	473,684	469,528	357,500	359,464	348,318
Securities available for sale	964,534	1,074,395	1,157,594	1,264,002	1,376,119
Deposits	5,923,987	5,792,523	5,202,471	5,428,271	5,156,597
Borrowed funds	1,707,632	1,509,851	1,203,879	803,264	920,180
Stockholders’ equity	1,196,065	1,144,099	1,010,753	981,246	952,477

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Operations Data:
Interest income	$291,781	$279,361	$252,777	$262,259	$275,719
Interest expense	41,901	40,472	36,767	44,922	59,729
Net interest income	249,880	238,889	216,010	217,337	215,990
Provision for loan losses	4,350	4,650	5,500	16,000	28,900
Net interest income after provision for loan losses	245,530	234,239	210,510	201,337	187,090
Non-interest income	55,222	41,168	44,153	43,613	32,542
Non-interest expense	180,589	169,991	148,763	148,828	142,446
Income before income tax expense	120,163	105,416	105,900	96,122	77,186
Income tax expense	36,441	31,785	35,366	28,855	19,842
Net income	$83,722	$73,631	$70,534	$67,267	$57,344
Earnings per share:
Basic earnings per share	$1.33	$1.22	$1.23	$1.18	$1.01
Diluted earnings per share	$1.33	$1.22	$1.23	$1.18	$1.01

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.96%	0.92%	0.97%	0.94%	0.83%
Return on average equity	7.12	6.75	7.08	6.88	6.09
Average net interest rate spread	3.07	3.18	3.19	3.25	3.33
Net interest margin(2)	3.20	3.30	3.31	3.38	3.49
Average interest-earning assets to average interest-bearing liabilities	1.24	1.22	1.22	1.19	1.16
Non-interest income to average total assets	0.64	0.51	0.61	0.61	0.47
Non-interest expenses to average total assets	2.07	2.11	2.05	2.08	2.07
Efficiency ratio(3)	59.19	60.70	57.18	57.03	57.31
Asset Quality Ratios:
Non-performing loans to total loans	0.68%	0.88%	1.48%	2.02%	2.63%
Non-performing assets to total assets	0.62	0.69	1.10	1.53	1.91
Allowance for loan losses to non-performing loans	137.92	114.63	84.32	71.07	60.67
Allowance for loan losses to total loans	0.94	1.01	1.24	1.43	1.60
Capital Ratios:
Leverage capital(4)	9.25%	9.21%	9.42%	8.93%	8.74%
Total risk based capital(4)	12.57	13.06	12.89	12.68	12.80
Average equity to average assets	13.53	13.57	14.14	13.93	14.05
Other Data:
Number of full-service offices	87	86	77	78	82
Full time equivalent employees	1,008	967	886	884	906

(1)	Averages presented are daily averages.

(2)	Net interest income divided by average interest earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Efficiency Ratio Calculation:	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Net interest income	$249,880	$238,889	$216,010	$217,337	$215,990
Non-interest income	55,222	41,168	44,153	43,613	32,542
Total income	$305,102	$280,057	$260,163	$260,950	$248,532
Non-interest expense	$180,589	$169,991	$148,763	$148,828	$142,446
Expense/income	59.19%	60.70%	57.18%	57.03%	57.31%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating 87 full-service branches throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania.
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
In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2015, these commercial loan types accounted for 72.1% of the loan portfolio and retail loans accounted for 27.9%. The Company intends to continue to focus on commercial real estate, multi-family and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2015, core deposits were 87.5% of total deposits.
The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income to the extent the Company’s interest-bearing assets and interest-bearing liabilities reprice or mature at different times or relative interest rates. An increase in interest rates generally would result in a decrease in the Company’s average interest rate spread and net interest income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, loan level swap fees, appreciation in the cash surrender value of Bank-owned life insurance, income from loan or securities sales, fees from wealth management services and investment product sales and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.

Acquisitions
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of The Provident Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration. The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results.
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
The Company completed its annual goodwill impairment test as of September 30, 2015. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, such that goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 16 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for 2015 and 2014, while in 2013, the Company recognized an other-than-temporary impairment of $434,000.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at December 31, 2015.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2015, 2014 and 2013. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$22,663	$57	0.25%	$21,548	$53	0.25%	$15,240	$38	0.25%
Federal funds sold and short-term investments	1,431	1	0.04	1,398	—	0.02	1,560	1	0.04
Investment securities(1)	473,425	13,494	2.85	420,161	12,263	2.91	353,639	10,987	3.11
Securities available for sale	1,029,249	20,323	1.97	1,131,496	23,998	2.12	1,188,253	23,567	1.98
Federal Home Loan Bank Stock	73,162	3,075	4.20	63,697	2,477	3.89	44,127	1,683	3.81
Net loans(2)	6,215,347	254,831	4.10	5,599,586	240,570	4.30	4,922,245	216,501	4.40
Total interest-earning assets	7,815,277	291,781	3.73	7,237,886	279,361	3.86	6,525,064	252,777	3.87
Non-interest earning assets	876,723			806,296			739,168
Total assets	$8,692,000			$8,044,182			$7,264,232
Interest-bearing liabilities:
Savings deposits	$984,704	1,039	0.11%	$963,807	938	0.10%	$928,245	960	0.10%
Demand deposits	2,955,133	8,045	0.27	2,812,451	7,733	0.27	2,652,419	7,456	0.28
Time deposits	784,242	5,437	0.69	818,753	6,661	0.81	878,413	9,615	1.09
Borrowed funds	1,603,974	27,380	1.71	1,338,463	25,140	1.88	908,778	18,736	2.06
Total interest-bearing liabilities	6,328,053	41,901	0.66	5,933,474	40,472	0.68	5,367,855	36,767	0.68
Non-interest bearing liabilities:
Non-interest bearing deposits	1,117,372			959,751			839,258
Other Non-interest bearing liabilities	70,976			59,577			61,106
Total Non-Interest Bearing Liabilities	1,188,348			1,019,328			900,364
Total liabilities	7,516,401			6,952,802			6,268,219
Stockholders’ equity	1,175,599			1,091,380			996,013
Total liabilities and equity	$8,692,000			$8,044,182			$7,264,232
Net interest income		$249,880			$238,889			$216,010
Net interest rate spread			3.07%			3.18%			3.19%
Net interest earning assets	$1,487,224			$1,304,412			$1,157,209
Net interest margin(3)			3.20%			3.30%			3.31%
Ratio of interest-earning assets to total interest-bearing liabilities	1.24x			1.22x			1.22x

(1)	Average outstanding balance amounts are at amortized cost.

(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.

(3)	Net interest income divided by average interest-earning assets.

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

	Years Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$5	$—	$5	$14	$—	$14
Investment securities	1,524	(293)	1,231	1,972	(696)	1,276
Securities available for sale	(2,084)	(1,591)	(3,675)	(1,157)	1,588	431
Federal Home Loan Bank Stock	199	399	598	760	34	794
Loans	25,600	(11,339)	14,261	29,200	(5,131)	24,069
Total interest-earning assets	25,244	(12,824)	12,420	30,789	(4,205)	26,584
Interest-bearing liabilities:
Savings deposits	21	80	101	36	(58)	(22)
Demand deposits	388	(76)	312	442	(165)	277
Time deposits	(272)	(952)	(1,224)	(618)	(2,336)	(2,954)
Borrowed funds	4,675	(2,435)	2,240	8,196	(1,792)	6,404
Total interest-bearing liabilities	4,812	(3,383)	1,429	8,056	(4,351)	3,705
Net interest income	$20,432	$(9,441)	$10,991	$22,733	$146	$22,879
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
Total assets increased $388.3 million, or 4.6%, to $8.91 billion at December 31, 2015, from $8.52 billion at December 31, 2014, primarily due to a $452.2 million increase in total loans and a $21.9 million increase in intangible assets, partially offset by a $97.3 million decrease in total investments.
Total loans increased $452.2 million, or 7.4%, to $6.54 billion at December 31, 2015, from $6.09 billion at December 31, 2014. For the year ended December 31, 2015, loan originations totaling $2.66 billion and loan purchases of $95.3 million were partially offset by repayments of $2.28 billion and loan sales of $11.9 million. Multi-family loans increased $191.8 million to $1.23 billion at December 31, 2015, compared to $1.04 billion at December 31, 2014, commercial loans increased $170.7 million to $1.43 billion at December 31, 2015, compared to $1.26 billion at December 31, 2014, construction loans increased $110.5 million to $331.6 million at December 31, 2015, compared to $221.1 million at December 31, 2014, commercial real estate loans increased $20.3 million to $1.72 billion at December 31, 2015, compared to $1.70 billion at December 31, 2014, residential mortgage loans increased $2.6 million to $1.26 billion at December 31, 2015, compared to $1.25 billion at December 31, 2014, and consumer loans decreased $45.4 million to $566.2 million at December 31, 2015, compared to $611.6 million at December 31, 2014.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $4.72 billion, accounting for 72.1% of the loan portfolio at December 31, 2015, compared to $4.22 billion, or 69.4% of the loan portfolio at December 31, 2014. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.82 billion and accounted for 27.9% of the loan portfolio at December 31, 2015, compared to $1.86 billion, or 30.6%, of the loan portfolio at December 31, 2014.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at December 31, 2015 was $6.2 million. Of this total, 6 loans totaling $1.0 million were 90 days or more delinquent. These loans were allocated total loss reserves of $70,506.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $220.5 million and $155.7 million, respectively, at December 31, 2015. At December 31, 2015, no SNC relationships were classified as substandard.
The Company had outstanding junior lien mortgages totaling $247.0 million at December 31, 2015. Of this total, 27 loans totaling $2.0 million were 90 days or more delinquent. These 27 loans were allocated total loss reserves of $488,000.
At December 31, 2015, the Company had outstanding indirect marine loans totaling $18.9 million. Of this total, 3 loans totaling $315,000 were 90 days or more delinquent. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The allowance for loan losses decreased $310,000 to $61.4 million at December 31, 2015, as a result of net charge-offs of $4.7 million, partially offset by provisions for loan losses of $4.4 million during 2015. The reduction in the allowance for loan losses was a function of an improvement in the weighted average risk rating of the loan portfolio and a decline in non-performing loans. Total non-performing loans at December 31, 2015 were $44.5 million, or 0.68% of total loans, compared with $53.9 million, or 0.88% of total loans at December 31, 2014. At December 31, 2015, impaired loans totaled $50.9 million with related specific reserves of $2.3 million, compared with impaired loans totaling $85.4 million with related specific reserves of $7.1 million at December 31, 2014. Within total impaired loans, there were $33.4 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2015, the Company’s allowance for loan losses was 0.94% of total loans, compared with 1.01% of total loans at December 31, 2014. The decline in the loan coverage ratio from December 31, 2014, resulted from an overall improvement in asset quality.
Non-performing commercial mortgage loans decreased $18.8 million to $1.3 million at December 31, 2015, from $20.0 million at December 31, 2014. At December 31, 2015, the Company held 8 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $609,000 loan secured by a first mortgage on a mixed-use property located in Franklin Township, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans increased $11.5 million, to $23.9 million at December 31, 2015, from $12.3 million at December 31, 2014. Non-performing commercial loans at December 31, 2015 consisted of 27 loans. The largest non-performing commercial loan relationship consisted of four loans to a health and fitness club with outstanding balances totaling $6.8 million at December 31, 2015. All of the loans are secured by liens on commercial property. These five loans are presently in default.
Non-performing constructions loans amounted to $2.4 million at December 31, 2015. Non-performing construction loans consisted of a single loan to a health and fitness club, which combined with four non-performing commercial loans comprises a $9.2 million loan relationship with this borrower. This non-performing construction loan is presently in default. There were no non-performing construction loans on December 31, 2014.
Non-performing residential mortgage loans decreased $5.2 million to $12.0 million at December 31, 2015, from $17.2 million at December 31, 2014. Gross charge-offs of residential loans were $1.3 million for the year ended December 31, 2015.
At December 31, 2015, the Company held $10.5 million of foreclosed assets, compared with $5.1 million at December 31, 2014. Foreclosed assets are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. Foreclosed assets consisted primarily of $5.2 million of residential properties, $5.1 million of commercial real estate and $274,000 of marine vessels at December 31, 2015.
Non-performing assets totaled $55.1 million, or 0.62% of total assets at December 31, 2015, compared to $59.0 million, or 0.69% of total assets, at December 31, 2014. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.2 million during the year ended December 31, 2015. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2015 and 2014 was not material.
Total deposits increased $131.5 million, or 2.3%, during the year ended December 31, 2015 to $5.92 billion from $5.79 billion at December 31, 2014. Core deposits, which consist of savings and demand deposit accounts, increased $217.4 million, or 4.4%, to $5.18 billion at December 31, 2015, while time deposits decreased $86.0 million to $739.7 million at December 31, 2015. Within the core deposit category, non-interest bearing demand deposits and interest bearing demand deposits increased

$139.9 million and $115.5 million, respectively, to $1.19 billion and $1.54 billion, respectively, at December 31, 2015. Core deposits represented 87.5% of total deposits at December 31, 2015, compared to 85.7% at December 31, 2014.
Borrowed funds increased $197.8 million, or 13.1%, during the year ended December 31, 2015, to $1.71 billion. Borrowed funds represented 19.2% of total assets at December 31, 2015, an increase from 17.7% at December 31, 2014.
Total stockholders’ equity increased $52.0 million, or 4.5%, to $1.20 billion at December 31, 2015, from $1.14 billion at December 31, 2014. This increase resulted from net income of $83.7 million, the allocation of shares to stock-based compensation plans of $9.4 million, exercised stock options of $3.2 million, and the reissuance of shares for the dividend reinvestment program of $1.4 million, partially offset by cash dividends paid to stockholders of $41.3 million, other comprehensive loss of $2.6 million and common stock repurchases of $2.0 million. Common stock repurchases for the year ended December 31, 2015 totaled 108,589 shares at an average cost of $18.32 per share. At December 31, 2015, 3.3 million shares remained eligible for repurchase under the current authorization.
Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014
General. Net income for the year ended December 31, 2015 was $83.7 million, compared to $73.6 million for the year ended December 31, 2014. Basic and diluted earnings per share were $1.33 for the year ended December 31, 2015, compared to basic and diluted earnings per share of $1.22 for 2014. Net income for the year ended December 31, 2015 was favorably impacted by year-over-year growth in both average loans outstanding and average non-interest bearing deposits, growth in non-interest income and improved asset quality. These factors helped offset the unfavorable impact of compression in the net interest margin.
Net Interest Income. Net interest income increased $11.0 million to $249.9 million for 2015, from $238.9 million for 2014. The average interest rate spread declined 11 basis point to 3.07% for 2015, from 3.18% for 2014. The net interest margin decreased 10 basis point to 3.20% for 2015, compared to 3.30% for 2014. For the year ended December 31, 2015, net interest income was favorably impacted by the growth in average loans outstanding and average non-interest bearing demand deposits, mitigating the effects of compression in the net interest margin.
Interest income increased $12.4 million, or 4.4%, to $291.8 million for 2015, compared to $279.4 million for 2014. The increase in interest income was attributable to an increase in average earning asset balances, partially offset by a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $577.4 million, or 8.0%, to $7.82 billion for 2015, compared to $7.24 billion for 2014. The average outstanding loan balances increased $615.8 million, or 11.0%, to $6.22 billion for 2015 from $5.60 billion for 2014, the average balance of securities available for sale decreased $102.2 million, or 9.0%, to $1.03 billion for 2015, compared to $1.13 billion for 2014, and the average balance of investment securities held to maturity increased $53.3 million, or 12.7%, to $473.4 million for 2015, compared to $420.2 million for 2014. The yield on interest-earning assets decreased 13 basis points to 3.73% for 2015, from 3.86% for 2014, with a reduction in the weighted average yield on total loans and investment securities, partially offset by an increase in the weighted average yield on the Federal Home Loan Bank stock.
Interest expense increased $1.4 million, or 3.5%, to $41.9 million for 2015, from $40.5 million for 2014. The increase in interest expense was attributable to an increase in average borrowings, which funded a portion of the growth in average interest-earning assets, partially offset by a shift in the funding composition to lower-costing core deposits from time deposits and a reduction in the average cost of borrowings. Also offsetting the increase in interest expense was a $157.6 million, or 16.4%, increase in average non-interest bearing demand deposits to $1.12 billion for 2015, from $959.8 million for 2014. The average rate paid on interest-bearing liabilities decreased 2 basis points to 0.66% for 2015, compared to 2014. The average rate paid on interest-bearing deposits decreased 2 basis points to 0.31% for 2015, from 0.33% for 2014. The average rate paid on borrowings decreased 17 basis points to 1.71% for 2015, from 1.88% for 2014. The average balance of interest-bearing liabilities increased $394.6 million to $6.33 billion for 2015, compared to $5.93 billion for 2014. Average interest-bearing deposits increased $129.1 million, or 2.8%, to $4.72 billion for 2015, from $4.60 billion for 2014. Within average interest-bearing deposits, average interest-bearing core deposits increased $163.6 million, or 4.3%, for 2015, compared with 2014, while average time deposits decreased $34.5 million, or 4.2%, for 2015, compared with 2014. Average outstanding borrowings increased $265.5 million, or 19.8%, to $1.60 billion for 2015, compared with $1.34 billion for 2014.
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
The provision for loan losses was $4.4 million in 2015, compared to $4.7 million in 2014. The decrease in the provision for loan losses was primarily attributable to a decline in non-performing loans and an improvement in the weighted average credit risk ratings of the loan portfolio. Net charge-offs for 2015 were $4.7 million, compared to $7.6 million for 2014. Total charge-offs for the year ended December 31, 2015 were $8.8 million, compared to $10.9 million for the year ended December 31, 2014. Recoveries for the year ended December 31, 2015, were $4.2 million, compared to $3.3 million for the year ended December 31, 2014. The allowance for loan losses at December 31, 2015 was $61.4 million, or 0.94% of total loans, compared to $61.7 million, or 1.01% of total loans, at December 31, 2014. At December 31, 2015, non-performing loans as a percentage of total loans were 0.68%, compared to 0.88% at December 31, 2014. Non-performing assets as a percentage of total assets were 0.62% at December 31, 2015, compared to 0.69% at December 31, 2014. At December 31, 2015, non-performing loans were $44.5 million, compared to $53.9 million at December 31, 2014, and non-performing assets were $55.1 million at December 31, 2015, compared to $59.0 million at December 31, 2014.
Non-Interest Income. For the year ended December 31, 2015, non-interest income totaled $55.2 million, an increase of $14.1 million, or 34.1%, compared to 2014. Wealth management income increased $7.4 million to $16.8 million for the year ended December 31, 2015, largely due to $7.0 million in fees resulting from assets under management acquired in the MDE transaction, combined with $450,000 of increased fee income from the Company's existing wealth management business. Fee income increased $4.4 million, to $26.3 million for the year ended December 31, 2015, primarily due to a $2.1 million increase in prepayment fees on commercial loans, a $1.3 million increase in deposit related fees and a $710,000 increase in ATM and debit card revenue. Also contributing to the increase in non-interest income, was an increase in other income of $2.3 million for the year ended December 31, 2015, compared with 2014, principally due to a $2.8 million increase in net fees recognized on loan level interest rate swap transactions, partially offset by a $528,000 decrease in net gains recognized on loan sales and a non-recurring $486,000 net gain recognized on the prepayment of FHLB borrowings acquired from Team Capital in the prior year. Net gains on securities transactions for the year ended December 31, 2015 increased $403,000 as compared to 2014.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2015 was $180.6 million, an increase of $10.6 million from the year ended December 31, 2014. Compensation and benefits expense increased $7.5 million to $99.7 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to increased salary expense associated with new employees from both Team Capital and MDE, additional salary expense associated with annual merit increases, an increase in the accrual for incentive compensation and an increase in employee medical benefits expense, partially offset by lower stock-based compensation, severance and pension costs. The decline in pension costs was largely due to the $1.3 million lump-sum pension distributions made to vested retired employees in 2014. Net occupancy costs increased $2.1 million, to $26.0 million for the year ended December 31, 2015, compared to same period in 2014, principally due to additional costs related to facilities acquired in the Team Capital acquisition and increased depreciation expense. The amortization of intangibles increased $1.3 million for the year ended December 31, 2015, compared with the same period in 2014, primarily due to increases in both the core deposit intangible and customer relationship intangible amortization related to the Team Capital and MDE acquisitions, respectively. Other operating expenses increased $1.1 million to $28.8 million for the year ended December 31, 2015, compared to $27.7 million for the same period in 2014, primarily due to valuation adjustments related to foreclosed real estate, and increases in business development and personnel recruitment expenses. Partially offsetting these increases in non-interest expense, data processing costs decreased $969,000 to $12.7 million for the year ended December 31, 2015, compared with the year ended December 31, 2014, principally due to $2.4 million of non-recurring core system contract termination costs related to the Team Capital acquisition in 2014, partially offset by increased software maintenance costs and telecommunication expenses. Additionally, advertising and promotion expense decreased $782,000 to $4.2 million for the year ended December 31, 2015, compared to $5.0 million for the same period in 2014, largely due to post-merger promotional activities within the former Team Capital marketplace incurred in the prior year.
Income Tax Expense. For the year ended December 31, 2015, the Company’s income tax expense was $36.4 million, compared with $31.8 million, for the same period in 2014. The Company’s effective tax rate was 30.3% for the year ended December 31, 2015, compared with 30.2% for the year ended December 31, 2014. For the year ended December 31, 2015, the increases in income tax expense and the effective tax rate were a function of growth in pre-tax income, with a greater portion of income derived from taxable sources.
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
Net Interest Income. Net interest income increased $22.9 million to $238.9 million for 2014, from $216.0 million for 2013. The average net interest rate spread declined 1 basis point to 3.18% for 2014, from 3.19% for 2013. The net interest margin decreased 1 basis point to 3.30% for 2014, compared to 3.31% for 2013. For the year ended December 31, 2014, net interest income was favorably impacted by the assets acquired from Team Capital and growth in non-interest bearing demand deposits, which was mitigated by compression in the net interest margin.
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
Provision for Loan Losses. The provision for loan losses was $4.7 million in 2014, compared to $5.5 million in 2013. The decrease in the provision for loan losses was primarily attributable to a decline in non-performing loan formation and an improvement in the weighted average credit risk ratings of the loan portfolio. Net charge-offs for 2014 were $7.6 million, compared to $11.2 million for 2013. Total charge-offs for the year ended December 31, 2014 were $10.9 million, compared to $14.4 million for the year ended December 31, 2013. Recoveries for the year ended December 31, 2014, were $3.3 million, compared to $3.2 million for the year ended December 31, 2013. The allowance for loan losses at December 31, 2014 was $61.7 million, or 1.01% of total loans, compared to $64.7 million, or 1.24% of total loans at December 31, 2013. In addition to improvements in asset quality, the reduction in the ratio for allowance for loan losses to loans reflects the acquisition of loans from Team Capital at fair value in 2014. At December 31, 2014, non-performing loans as a percentage of total loans were 0.88%, compared to 1.48% at December 31, 2013. Non-performing assets as a percentage of total assets were 0.69% at December 31, 2014, compared to 1.10% at December 31, 2013. At December 31, 2014, non-performing loans were $53.9 million, compared to $76.7 million at December 31, 2013, and non-performing assets were $59.0 million at December 31, 2014, compared to $82.2 million at December 31, 2013.
Non-Interest Income. For the year ended December 31, 2014, non-interest income totaled $41.2 million, a decrease of $3.0 million, or 6.8%, compared to 2013. Fee income decreased $4.1 million, to $21.9 million for the year ended December 31, 2014, compared to 2013, largely due to a $4.0 million decrease in prepayment fees on commercial loans. BOLI income decreased $963,000 for the year ended December 31, 2014, principally due to lower death benefits recognized in the year ended December 31, 2014, compared to 2013, partially offset by income recognized on BOLI assets acquired from Team Capital. Also contributing to the decline in non-interest income, net gains on securities transactions for the year ended December 31, 2014 declined $745,000 as compared to 2013. These decreases were partially offset by a $1.4 million increase in wealth management income resulting from improved market conditions and a $989,000 increase in other income for the year ended December 31, 2014, compared with

2013. The increase in other income was primarily due to a $486,000 gain recognized on the prepayment of FHLB borrowings acquired from Team Capital, and a $787,000 gain recognized on loan level interest rate swap transactions, partially offset by a reduction in gains on loan sales. Additionally, for the year ended December 31, 2013, the Company recognized a $434,000 other-than-temporary impairment charge related to an investment in a non-agency mortgage-backed security.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2014 was $170.0 million, an increase of $21.2 million from the year ended December 31, 2013. Non-interest expense for the year ended December 31, 2014 included $6.6 million of non-recurring costs related to the acquisition of Team Capital. Compensation and benefits expense increased $9.2 million to $92.2 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to increased salary expense, $1.7 million of severance and retention expense associated with Team Capital, $1.3 million of pension costs associated with lump-sum pension distributions made to vested terminated employees and increased stock-based compensation. Net occupancy costs increased $3.4 million, to $24.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, principally due to additional facilities costs related to Team Capital, increased seasonal maintenance expense in the first quarter of 2014 related to the harsh winter conditions and increased depreciation expense. Other operating expenses increased $3.3 million to $27.7 million for the year ended December 31, 2014, compared to $24.5 million for the same period in 2013, primarily due to non-recurring professional services and customer communication costs related to the Team Capital acquisition. In addition, data processing expense increased $3.1 million to $13.7 million for the year ended December 31, 2014, compared to $10.6 million for the same period in 2013, principally due to $2.4 million of non-recurring core system contract termination costs related to the Team Capital acquisition and increased software maintenance and telecommunication expenses. The amortization of intangibles increased $1.1 million for the year ended December 31, 2014, compared with the same period in 2013, primarily due to increases in the core deposit intangible amortization related to the Team Capital acquisition, while advertising and promotion expense increased $1.1 million, largely due to post-merger promotional activities within the former Team Capital marketplace during 2014.
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
Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2015 and 2014, loan repayments totaled $2.28 billion and $1.65 billion, respectively.
One- to four-family residential loans, consumer loans, commercial real estate loans, multi-family loans and commercial and small business loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $2.75 billion for the year ended December 31, 2015, compared to $1.94 billion for the year ended December 31, 2014. Purchases for the investment portfolio totaled $174.0 million for the year ended December 31, 2015, compared to $137.2 million for the year ended December 31, 2014. At December 31, 2015, the Bank had outstanding loan commitments to borrowers of $1.15 billion, including undisbursed home equity lines and personal credit lines of $287.9 million.
Total deposits increased $131.5 million for the year ended December 31, 2015. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $499.2 million at December 31, 2015. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2015, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2015, the Bank’s leverage (Tier 1) capital ratio was 8.42%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2015, the Bank’s total risk-based capital ratio was 11.53%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.00%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2015, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$1,139,807	$512,021	$341,403	$6,092	$280,291
Letters of credit	14,538	13,049	1,273	216	—
Total Off-Balance Sheet	1,154,345	525,070	342,676	6,308	280,291
Contractual Obligations:
Operating leases	37,540	6,838	11,793	10,067	8,842
Certificate of deposits	739,721	499,221	132,507	106,943	1,050
Total Contractual Obligations	777,261	506,059	144,300	117,010	9,892
Total	$1,931,606	$1,031,129	$486,976	$123,318	$290,183
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $1.15 billion at December 31, 2015, a decrease of $54.3 million, or 4.5%, from $1.2 billion at December 31, 2014.
Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases in 2015 and 2014 which settled in 2016 and 2015, respectively. Total contractual obligations at December 31, 2015 were $777.3 million, an decrease of $90.7 million, or 10.45%, compared to $868.0 million at December 31, 2014. Contractual obligations under operating leases decreased $4.7 million, or 11.18%, to $37.5 million at December 31, 2015, from $42.3 million at December 31, 2014, and certificate of deposit accounts increased $86.0 million, or 10.4%, to $739.7 million at December 31, 2015, from $825.7 million at December 31, 2014.

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
The Asset/Liability Committee meets on at least a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include the Chief Executive Officer and Chief Financial Officer, as well as other senior officers from the Bank’s finance, lending, credit, retail banking and corporate operations departments. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 12.5% at December 31, 2015, compared to 14.3% at December 31, 2014. Certificate of deposit accounts are generally short-term. As of December 31, 2015, 67.5% of all certificates of deposit had maturities of one year or less compared to 68.8% at December 31, 2014. The Company’s ability to retain maturing certificate of deposit accounts is reliant upon remaining competitively priced within the marketplace. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB of New York during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2015.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	246,162	(5,704)	(2.3)
Static	251,866	—	—
+100	249,704	(2,162)	(0.9)
+200	247,516	(4,350)	(1.7)
+300	245,694	(6,172)	(2.5)

The above table indicates that as of December 31, 2015, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 2.5%, or $6.2 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 2.3%, or $5.7 million decrease in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2015.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,353,475	24,595	1.9	14.8	1.1
Flat	1,328,880	—	—	14.7	—
+100	1,294,830	(34,050)	(2.6)	14.4	(1.8)
+200	1,244,796	(84,084)	(6.3)	14.0	(4.6)
+300	1,192,065	(136,815)	(10.3)	13.5	(7.7)

The preceding table indicates that as of December 31, 2015, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 10.3%, or $136.8 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 1.9%, or $24.6 million increase in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

(2)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

(6)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2015 and 2014

(2)	Condensed Statement of Income for the years ended December 31, 2015, 2014 and 2013

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013
The supplementary data required by this Item is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Short Hills, New Jersey
February 29, 2016

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited Provident Financial Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Short Hills, New Jersey
February 29, 2016

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2015 and 2014
(Dollars in Thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$100,899	$102,484
Short-term investments	1,327	1,278
Total cash and cash equivalents	102,226	103,762
Securities available for sale, at fair value	964,534	1,074,395
Investment securities held to maturity (fair value of $488,331 and $482,473 at December 31, 2015 and December 31, 2014, respectively)	473,684	469,528
Federal Home Loan Bank Stock	78,181	69,789
Loans	6,537,674	6,085,505
Less allowance for loan losses	61,424	61,734
Net loans	6,476,250	6,023,771
Foreclosed assets, net	10,546	5,098
Banking premises and equipment, net	88,987	92,990
Accrued interest receivable	25,766	25,228
Intangible assets	426,277	404,422
Bank-owned life insurance	183,057	177,712
Other assets	82,149	76,682
Total assets	$8,911,657	$8,523,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,198,788	$3,971,487
Savings deposits	985,478	995,347
Certificates of deposit of $100,000 or more	324,215	342,072
Other time deposits	415,506	483,617
Total deposits	5,923,987	5,792,523
Mortgage escrow deposits	23,345	21,649
Borrowed funds	1,707,632	1,509,851
Other liabilities	60,628	55,255
Total liabilities	7,715,592	7,379,278
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,489,354 shares outstanding at December 31, 2015, and 83,209,293 shares issued and 64,905,905 shares outstanding at December 31, 2014, respectively	832	832
Additional paid-in capital	1,000,810	995,053
Retained earnings	507,713	465,276
Accumulated other comprehensive (loss) income	(2,546)	29
Treasury stock	(269,014)	(271,779)
Unallocated common stock held by the Employee Stock Ownership Plan	(41,730)	(45,312)
Common stock acquired by the Directors’ Deferred Fee Plan	(6,517)	(7,113)
Deferred compensation—Directors’ Deferred Fee Plan	6,517	7,113
Total stockholders’ equity	1,196,065	1,144,099
Total liabilities and stockholders’ equity	$8,911,657	$8,523,377

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2015, 2014 and 2013
(Dollars in Thousands, except share data)

	Years ended December 31,
	2015	2014	2013
Interest income:
Real estate secured loans	$176,714	$166,700	$152,429
Commercial loans	55,347	50,115	40,428
Consumer loans	22,770	23,755	23,644
Securities available for sale and Federal Home Loan Bank stock	23,398	26,475	25,250
Investment securities held to maturity	13,494	12,263	10,987
Deposits, Federal funds sold and other short-term investments	58	53	39
Total interest income	291,781	279,361	252,777
Interest expense:
Deposits	14,521	15,332	18,031
Borrowed funds	27,380	25,140	18,736
Total interest expense	41,901	40,472	36,767
Net interest income	249,880	238,889	216,010
Provision for loan losses	4,350	4,650	5,500
Net interest income after provision for loan losses	245,530	234,239	210,510
Non-interest income:
Fees	26,282	21,925	26,033
Wealth management income	16,838	9,420	8,012
Bank-owned life insurance	5,345	5,633	6,596
Other-than-temporary impairment losses on securities	—	—	(434)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—
Net impairment losses on securities recognized in earnings	—	—	(434)
Net gain on securities transactions	654	251	996
Other income	6,103	3,939	2,950
Total non-interest income	55,222	41,168	44,153
Non-interest expense:
Compensation and employee benefits	99,689	92,218	83,000
Net occupancy expense	26,032	23,958	20,560
Data processing expense	12,698	13,667	10,550
FDIC Insurance	5,036	4,662	4,678
Advertising and promotion expense	4,226	5,008	3,890
Amortization of intangibles	4,066	2,757	1,624
Other operating expenses	28,842	27,721	24,461
Total non-interest expenses	180,589	169,991	148,763
Income before income tax expense	120,163	105,416	105,900
Income tax expense	36,441	31,785	35,366
Net income	$83,722	$73,631	$70,534
Basic earnings per share	$1.33	$1.22	$1.23
Average basic shares outstanding	62,945,669	60,388,398	57,236,909
Diluted earnings per share	$1.33	$1.22	$1.23
Average diluted shares outstanding	63,114,718	60,562,070	57,361,443
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013
(Dollars in Thousands)

	Years ended December 31,
	2015	2014	2013
Net income	$83,722	$73,631	$70,534
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(3,401)	10,692	(19,428)
Reclassification adjustment for gains included in net income	(391)	(150)	(589)
Total	(3,792)	10,542	(20,017)
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	—
Reclassification adjustment for impairment losses included in net income	—	—	257
Total	—	—	257
Unrealized losses on derivatives	(73)	—	—
Amortization related to post-retirement obligations	1,290	(5,662)	7,193
Total other comprehensive (loss) income	(2,575)	4,880	(12,567)
Total comprehensive income	$81,147	$78,511	$57,967

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2012	$832	$1,021,507	$389,549	$7,716	$(386,270)	$(52,088)	$(7,298)	$7,298	$981,246
Net income	—	—	70,534	—	—	—	—	—	70,534
Other comprehensive loss, net of tax	—	—	—	(12,567)	—	—	—	—	$(12,567)
Cash dividends paid	—	—	(32,320)	—	—	—	—	—	(32,320)
Distributions from DDFP	—	—	—	—	—	—	93	(93)	—
Purchases of treasury stock	—	—	—	—	(5,899)	—	—	—	(5,899)
Shares issued dividend reinvestment plan	—	(57)	—	—	1,301	—	—	—	1,244
Option exercises	—	(134)	—	—	488	—	—	—	354
Allocation of ESOP shares	—	(15)	—	—	—	3,333	—	—	3,318
Allocation of SAP shares	—	4,546	—	—	—	—	—	—	4,546
Allocation of stock options	—	297	—	—	—	—	—	—	297
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	73,631	—	—	—	—	—	73,631
Other comprehensive income, net of tax	—	—	—	4,880	—	—	—	—	4,880
Cash dividends paid	—	—	(36,118)	—	—	—	—	—	(36,118)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(4,420)	—	—	—	(4,420)
Treasury shares issued - Team Capital Acquisition	—	(962)	—	—	84,479	—	—	—	83,517
Shares issued dividend reinvestment plan	—	—	—	—	1,336	—	—	—	1,336
Option exercises	—	(49)	—	—	166	—	—	—	117
Allocation of ESOP shares	—	107	—	—	—	3,443	—	—	3,550
Allocation of SAP shares	—	6,555	—	—	—	—	—	—	6,555
Reclassification of Stock awards	—	(32,787)	—	—	32,787	—	—	—	—
Allocation of Treasury Shares	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	298	—	—	—	—	—	—	298
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099
Net income	—	—	83,722	—	—	—	—	—	83,722
Other comprehensive loss, net of tax	—	—	—	(2,575)	—	—	—	—	(2,575)
Cash dividends paid	—	—	(41,285)	—	—	—	—	—	(41,285)
Distributions from DDFP	—	85	—	—	—	—	596	(596)	85
Purchases of treasury stock	—	—	—	—	(1,988)	—	—	—	(1,988)
Shares issued dividend reinvestment plan	—	143	—	—	1,304	—	—	—	1,447
Option exercises	—	(283)	—	—	3,449	—	—	—	3,166
Allocation of ESOP shares	—	467	—	—	—	3,582	—	—	4,049
Allocation of SAP shares	—	5,073	—	—	—	—	—	—	5,073
Allocation of stock options	—	272	—	—	—	—	—	—	272
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$83,722	$73,631	$70,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	13,714	11,133	8,776
Provision for loan losses	4,350	4,650	5,500
Deferred tax expense	326	3,666	5,531
Increase in cash surrender value of Bank-owned Life Insurance	(5,345)	(5,633)	(6,596)
Net amortization of premiums and discounts on securities	10,613	10,461	12,942
Accretion of net deferred loan fees	(4,624)	(3,364)	(3,877)
Amortization of premiums on purchased loans, net	1,100	694	1,286
Net increase in loans originated for sale	(11,918)	(12,609)	(30,977)
Proceeds from sales of loans originated for sale	12,799	14,018	32,447
Proceeds from sales of foreclosed assets	4,443	6,494	13,686
ESOP expense	2,997	2,654	2,559
Allocation of stock award shares	4,625	6,359	4,869
Allocation of stock options	272	298	297
Net gain on sale of loans	(881)	(1,409)	(1,470)
Net gain on securities transactions	(654)	(251)	(996)
Impairment charge on securities	—	—	434
Net gain on sale of premises and equipment	(4)	(5)	(42)
Net gain on sale of foreclosed assets	(592)	(516)	(403)
(Increase) decrease in accrued interest receivable	(538)	787	1,046
(Increase) decrease in other assets	(4,912)	(10,660)	4,202
Increase in other liabilities	5,373	7,721	173
Net cash provided by operating activities	114,866	108,119	119,921
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	37,271	41,057	97,974
Purchases of investment securities held to maturity	(44,254)	(73,397)	(97,964)
Proceeds from sales of securities available for sale	14,005	25,033	14,834
Proceeds from maturities calls and paydowns of securities available for sale	212,095	207,531	351,472
Purchases of securities available for sale	(129,720)	(63,835)	(303,334)
Net increase in Federal Home Loan Bank stock	(8,392)	(11,719)	(20,527)
Net cash and cash equivalents (paid) received in acquisition	(25,855)	68,650	—
BOLI benefits paid	776	—	—
Purchases of loans	(95,283)	(130,540)	(34,766)
Net increase in loans	(363,436)	(129,240)	(259,359)
Proceeds from sales of premises and equipment	19	1,903	35
Purchases of premises and equipment	(5,909)	(16,441)	(7,709)
Net cash used in investing activities	(408,683)	(80,998)	(259,344)
Cash flows from financing activities:
Net increase (decrease) in deposits	131,464	(179,886)	(226,504)
Increase (decrease) in mortgage escrow deposits	1,696	1,250	(666)
Purchase of treasury stock	(1,988)	(4,420)	(5,899)
Cash dividends paid to stockholders	(41,285)	(36,118)	(32,320)
Shares issued to dividend reinvestment plan	1,447	1,336	1,244
Stock options exercised	3,166	117	354
Proceeds from long-term borrowings	694,937	595,063	301,000
Payments on long-term borrowings	(549,935)	(289,757)	(79,090)
Net increase (decrease) in short-term borrowings	52,779	(112,168)	178,705
Net cash provided by (used in) financing activities	292,281	(24,583)	136,824
Net (decrease) increase in cash and cash equivalents	(1,536)	2,538	(2,599)
Cash and cash equivalents at beginning of period	103,762	101,224	103,823
Cash and cash equivalents at end of period	$102,226	$103,762	$101,224
Cash paid during the period for:
Interest on deposits and borrowings	$41,663	$39,952	$36,727
Income taxes	$40,620	$25,776	$29,119
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$10,074	$5,382	$6,602
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$157,635	$—
Loans	—	631,209	—
Bank-owned life insurance	—	22,319	—
Goodwill and other intangible assets, net	25,323	50,222	—
Other assets	1,270	33,939	—
Total non-cash assets acquired	$26,593	$895,324	$—
Liabilities assumed:
Deposits	$—	$769,936	$—
Borrowings	—	112,835	—
Other Liabilities	400	(2,314)	—
Total liabilities assumed	$400	$880,457	$—
Common stock issued for acquisitions	$—	$83,517	$—
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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
Years Ended December 31, 2015, 2014 and 2013

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
Federal Home Loan Bank of New York Stock
The Bank, as a member of the Federal Home Loan Bank of New York (“FHLBNY”), is required to hold shares of capital stock of the FHLBNY at cost based on a specified formula. The Bank carries this investment at cost, which approximates fair value.
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
Years Ended December 31, 2015, 2014 and 2013

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
Banking Premises and Equipment
Land is carried at cost. Banking premises, furniture, fixtures and equipment are carried at cost, less accumulated depreciation, computed using the straight-line method based on their estimated useful lives (generally 25 to 40 years for buildings, and 3 to 5 years for furniture and equipment). Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the leases or the estimated useful lives of the assets, whichever are shorter, using the straight-line method. Maintenance and repairs are charged to expense as incurred.
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 8.8 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisition of Beacon and MDE, and are amortized on an accelerated basis over 12.0 years and 10.4 years, respectively. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.
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
The Bank has an Equity Plan designed to provide competitive compensation for demonstrated performance and to align the interests of participants directly to increases in shareholder value. The Equity Plan provides for performance-vesting grants as well as time-vesting grants. Time-vesting stock awards, stock options and performance vesting stock awards that are based on a performance condition, such as return on average assets are valued on the closing stock price on the date of grant. Performance vesting stock awards and options that are based on a market condition, such as Total Shareholder Return, would be valued using a generally accepted statistical technique to simulate future stock prices for Provident and the components of the Peer Group which Provident would be measured against.
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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2015, there were 372,817 shares held by the DDFP.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The Bank maintains a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the 401(k) Plan’s and the ESOP’s benefit formulas under tax law limits for tax-qualified plans.
Post-retirement Benefits Other Than Pensions
The Bank provides post-retirement health care and life insurance plans to certain of its employees. The life insurance coverage is noncontributory to the participant. Participants contribute to the cost of medical coverage based on the employee’s length of service with the Bank. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. On December 31, 2002, the Bank eliminated postretirement healthcare benefits for employees with less than 10 years of service. GAAP requires an employer to: (a) recognize in its statement of financial position the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.
Derivatives
The Company records all derivatives on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The existing interest rate derivatives result from a service provided to certain qualifying borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.
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
The fair value of the Company's derivatives are determined using discounted cash flow analyses using observable market-based inputs.
Comprehensive Income
Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale, unrealized gains and losses on derivatives and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.
Segment Reporting
The Company’s operations are solely in the financial services industry and include providing traditional banking and other financial services to its customers. The Company operates primarily in the geographical regions of northern and central New Jersey and eastern Pennsylvania. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.
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
Years Ended December 31, 2015, 2014 and 2013

treasury stock method. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.
Impact of Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact that the guidance will have on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations, Simplifying the Accounting for Measurement - Period Adjustments."  The amendments in this update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years.  The Company’s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.
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
Years Ended December 31, 2015, 2014 and 2013

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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2015, the liquidation account, which is an off-balance sheet memorandum account, amounted to $13.9 million.
Acquisitions
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of The Provident Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration. The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results.
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
Years Ended December 31, 2015, 2014 and 2013

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
Upon the completion and filing of the Team Capital short-period tax return for the period ended May 30, 2014, a net operating loss carryback claim was filed with the Internal Revenue Service to reclaim taxes previously paid by Team Capital in the prior two years. As a result of the claim process, the Company determined that the tax receivable established by Team Capital at the May 30, 2014 acquisition date was overstated by $543,000. In May 2015, the Company decreased the tax receivable recorded at the date of acquisition by$543,000, along with a corresponding increase to goodwill. The purchase accounting for the Team Capital transaction is complete, and is reflected in both the table above and the Company's Consolidated Financial Statements.
Fair Value Measurement of Assets Acquired and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the Team Capital acquisition were as follows:
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
Years Ended December 31, 2015, 2014 and 2013

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

(3) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2015 and 2014 was $24,288,000 and $20,502,000, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity
Investment securities held to maturity at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,096	9	(8)	4,097
Mortgage-backed securities	1,597	61	—	1,658
State and municipal obligations	458,062	15,094	(495)	472,661
Corporate obligations	9,929	11	(25)	9,915
	$473,684	15,175	(528)	488,331

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$6,813	17	(20)	6,810
Mortgage-backed securities	2,816	123	—	2,939
State and municipal obligations	449,410	13,814	(986)	462,238
Corporate obligations	10,489	29	(32)	10,486
	$469,528	13,983	(1,038)	482,473

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Investment securities held to maturity having a carrying value of $378,538,000 and $343,127,000 at December 31, 2015 and 2014, respectively, were pledged to secure other borrowings, securities sold under repurchase agreements and government deposits.
The amortized cost and fair value of investment securities held to maturity at December 31, 2015 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2015
	Amortized cost	Fair value
Due in one year or less	$9,081	9,151
Due after one year through five years	52,625	53,554
Due after five years through ten years	218,488	227,203
Due after ten years	191,893	196,765
	$472,087	486,673
Mortgage-backed securities totaling $1.6 million at amortized cost and $1.7 million at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments.
During 2015, the Company recognized gains of $8,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $26,973,000. There were no sales of securities from the held to maturity portfolio for the year ended December 31, 2015.
In 2014, the Company recognized gains of $23,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $15,156,000. In addition, for the year ended December 31, 2014, the Company recognized a gross loss of $3,000, and no gross gains, related to the sales of certain securities, with the proceeds totaling $524,000. The sales of these securities were in response to the credit deterioration of the issuers.
The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment (in thousands):

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,244	(6)	278	(2)	1,522	(8)
State and municipal obligations	24,266	(165)	17,746	(330)	42,012	(495)
Corporate obligations	5,840	(18)	744	(7)	6,584	(25)
	$31,350	(189)	18,768	(339)	50,118	(528)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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
Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2015, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considered the percentage and length of time the fair value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2015 totaled 99, compared with 163 at December 31, 2014. All temporarily impaired investment securities were investment grade at December 31, 2015.

(5) Securities Available for Sale
Securities available for sale at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$8,006	—	(2)	8,004
Agency obligations	82,396	82	(148)	82,330
Mortgage-backed securities	857,430	9,828	(3,397)	863,861
State and municipal obligations	4,193	115	—	4,308
Corporate obligations	5,516	6	(10)	5,512
Equity securities	397	122	—	519
	$957,938	10,153	(3,557)	964,534

	2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$8,016	3	(3)	8,016
Agency obligations	94,871	268	(63)	95,076
Mortgage-backed securities	944,796	15,610	(3,149)	957,257
State and municipal obligations	6,855	147	—	7,002
Corporate obligations	6,526	9	(15)	6,520
Equity securities	397	127	—	524
	$1,061,461	16,164	(3,230)	1,074,395
Securities available for sale having a carrying value of $614,824,000 and $585,928,000 at December 31, 2015 and 2014, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.
The amortized cost and fair value of securities available for sale at December 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	2015
	Amortized cost	Fair value
Due in one year or less	$27,044	27,058
Due after one year through five years	67,106	67,037
Due after five years through ten years	3,681	3,701
Due after ten years	2,280	2,358
	$100,111	100,154
Mortgage-backed securities totaling $857.4 million at amortized cost and $863.9 million at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $519,000 at fair value.
During 2015, proceeds from the sale of securities available for sale were $14,005,000, resulting in gross gains of $643,000 and no gross losses. Also, for the year ended December 31, 2015, proceeds from calls on securities available for sale totaled $1,110,000, with gross gains of $3,000 and no gross losses recognized.
For the 2014 period, proceeds from the sale of securities available for sale were $24,509,000 resulting in gross gains of $632,000 and gross losses of 404,000 losses. Also, for the year ended December 31, 2014, proceeds from calls on securities available for sale totaled $740,000, with gross gains of $2,000 and no gross losses recognized.
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2015.
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

	December 31,
	2015	2014	2013
Beginning credit loss amount	$—	1,674	1,240
Add: Initial OTTI credit losses	—	—	—
Subsequent OTTI credit losses	—	—	434
Less: Realized losses for securities sold	—	1,674	—
Securities intended or required to be sold	—	—	—
Increases in expected cash flows on debt securities	—	—	—
Ending credit loss amount	$—	—	1,674
For the years ended December 31, 2015 and 2014, the Company did not incur a net other-than-temporary impairment charge on securities available for sale. In 2014, the Company realized a $59,000 gain and a $365,000 loss on the sale of previously impaired non-Agency mortgage-backed securities, respectively. The Company previously incurred cumulative credit losses of $1.7 million on these securities. Prior to these charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$8,004	(2)	—	—	8,004	(2)
Agency obligations	59,197	(148)	—	—	59,197	(148)
Mortgage-backed securities	327,263	(2,427)	47,911	(970)	375,174	(3,397)
Corporate obligations	500	—	992	(10)	1,492	(10)
	$394,964	(2,577)	48,903	(980)	443,867	(3,557)

	December 31, 2014 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S Treasury obligations	$5,937	(3)	—	—	5,937	(3)
Agency obligations	24,404	(40)	5,010	(23)	29,414	(63)
Mortgage-backed securities	55,488	(221)	206,669	(2,928)	262,157	(3,149)
Corporate obligations	3,466	(15)	—	—	3,466	(15)
	$89,295	(279)	211,679	(2,951)	300,974	(3,230)
The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2015, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2015 totaled 64, compared with 43 at December 31, 2014. There were three private label mortgage-backed securities in an unrealized loss position at December 31, 2015, with an amortized cost of $773,000 and unrealized losses totaling $5,000. All three private label mortgage-backed securities were investment grade at December 31, 2015.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(6) Loans Receivable and Allowance for Loan Losses
Loans receivable at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Mortgage loans:
Residential	$1,254,036	1,251,445
Commercial	1,714,923	1,694,359
Multi-family	1,233,792	1,041,582
Construction	331,649	221,102
Total mortgage loans	4,534,400	4,208,488
Commercial loans	1,433,447	1,262,422
Consumer loans	566,175	611,467
Total gross loans	6,534,022	6,082,377
Purchased credit-impaired ("PCI") loans	3,435	4,510
Premiums on purchased loans	5,740	5,307
Unearned discounts	(41)	(53)
Net deferred fees	(5,482)	(6,636)
	$6,537,674	6,085,505
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2015, 2014 and 2013, $$1,100,000, $694,000 and $1,286,000, respectively, decreased interest income as a result of prepayments and normal amortization.
The following table summarizes the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	At December 31, 2015
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:							.
Residential	$8,983	5,434	12,031	—	26,448	1,227,588	1,254,036
Commercial	1,732	543	1,263	—	3,538	1,711,385	1,714,923
Multi-family	763	506	742	—	2,011	1,231,781	1,233,792
Construction	—	—	2,351	—	2,351	329,298	331,649
Total mortgage loans	11,478	6,483	16,387	—	34,348	4,500,052	4,534,400
Commercial loans	632	801	23,875	165	25,473	1,407,974	1,433,447
Consumer loans	3,603	1,194	4,109	—	8,906	557,269	566,175
Total gross loans	$15,713	8,478	44,371	165	68,727	6,465,295	6,534,022

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	At December 31, 2014
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$10,121	4,331	17,222	—	31,674	1,219,771	1,251,445
Commercial	146	30	20,026	—	20,202	1,674,157	1,694,359
Multi-family	—	—	321	—	321	1,041,261	1,041,582
Construction	—	—	—	—	—	221,102	221,102
Total mortgage loans	10,267	4,361	37,569	—	52,197	4,156,291	4,208,488
Commercial loans	1,000	371	12,342	—	13,713	1,248,709	1,262,422
Consumer loans	2,398	2,509	3,944	—	8,851	602,616	611,467
Total gross loans	$13,665	7,241	53,855	—	74,761	6,007,616	6,082,377

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $44.4 million and $53.9 million at December 31, 2015 and 2014, respectively. At December 31, 2015, there was one commercial loan for $165,000 which was ninety days or greater past due and still accruing interest. This loan was past maturity and well secured at December 31, 2015, which subsequent to the end of the year was refinanced by the Company. There were no loans ninety days or greater past due and still accruing interest in 2014.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1,200,000, $1,877,000 and $1,913,000, for the years ended December 31, 2015, 2014 and 2013, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2015, 2014 and 2013 was not material for the periods presented.
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
The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analysis of collateral dependent impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan and updated annually, or more frequently if required.
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
At December 31, 2015, there were 148 impaired loans totaling $50.9 million, of which 143 loans totaling $43.9 million were TDRs. Included in this total were 122 TDRs related to 120 borrowers totaling $26.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2015. At December 31, 2014, there were 147 impaired loans totaling $85.4 million, of which 143 loans totaling $81.7 million were TDRs. Included in this total were 123

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

TDRs related to 120 borrowers totaling $54.8 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2014.
Loans receivable summarized by portfolio segment and impairment method, excluding PCI loans are as follows (in thousands):

	At December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$26,743	21,756	2,368	50,867
Collectively evaluated for impairment	4,507,657	1,411,691	563,807	6,483,155
Total gross loans	$4,534,400	1,433,447	566,175	6,534,022

	At December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$66,548	16,463	2,384	85,395
Collectively evaluated for impairment	4,141,940	1,245,959	609,083	5,996,982
Total gross loans	$4,208,488	1,262,422	611,467	6,082,377

The allowance for loan losses is summarized by portfolio segment and impairment classification, excluding PCI loans as follows (in thousands):

	At December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated (1)	Total
Individually evaluated for impairment	$2,086	91	94	2,271	—	2,271
Collectively evaluated for impairment	30,008	25,738	3,407	59,153	—	59,153
Total	$32,094	25,829	3,501	61,424	—	61,424
 (1) For the year ended December 31, 2015, the Company enhanced its allowance for loan losses process and allocated the previously unallocated allowance using both qualitative and quantitative factors.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following tables present the number of loans modified as TDRs during the years ended December 31, 2015 and 2014 and their balances immediately prior to the modification date and post-modification as of December 31, 2015 and 2014.

	Year Ended December 31, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	6	$2,192	2,179
Construction	1	2,600	2,351
Total mortgage loans	7	4,792	4,530
Commercial loans	4	6,659	6,822
Consumer loans	2	123	112
Total restructured loans	13	$11,574	11,464

	Year Ended December 31, 2014
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	14	$3,034	2,725
Commercial	1	865	861
Total mortgage loans	15	3,899	3,586
Consumer loans	2	394	156
Total restructured loans	17	$4,293	3,742

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2015 and 2014 exceeded the carrying amounts of such loans. As a result, there were $465,000 of charge-offs recorded on collateral dependent impaired loans for the year ended December 31, 2015. There were no charge-offs recorded on collateral dependent impaired loans for the year ended December 31, 2014. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $99,000 and $419,000 at December 31, 2015 and 2014, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.25% and 4.58%, compared to a yield of 5.71% and 5.69% prior to modification for the years ended December 31, 2015 and 2014, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2015 and 2014, and for which there was a payment default (90 days or more past due) during the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Year Ended December 31, 2014
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Construction	1	$2,351	—	$—
Total mortgage loans	1	2,351	—	—
Commercial loans	4	6,822	—	—
Total restructured loans	5	$9,173	—	$—
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
PCI loans totaled $3.4 million at December 31, 2015, compared to $4.5 million at December 31, 2014 and $5.2 million at acquisition from Team Capital on May 30, 2014. The $1.1 million and $1.8 million decrease from December 31, 2014 and the May 31, 2014 acquisition date was largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $230,000 and a $348,000 increase in interest income for the years ended December 31, 2015 and 2014, respectively, due to the acceleration of accretable and non-accretable discount on these loans.
The following table summarizes the changes in the accretable yield for PCI loans for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014
Beginning balance	$695	$—
Acquisition	—	810
Accretion	(810)	(592)
Reclassification from non-accretable difference	791	477
Ending balance	$676	$695

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$61,734	64,664	70,348
Provision charged to operations	4,350	4,650	5,500
Recoveries of loans previously charged off	4,168	3,292	3,222
Loans charged off	(8,828)	(10,872)	(14,406)
Balance at end of period	$61,424	61,734	64,664

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	For the Year Ended December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	2,357	1,898	590	4,845	(495)	4,350
Recoveries of loans previously charged off	247	2,413	1,508	4,168	—	4,168
Loans charged off	(2,487)	(2,863)	(3,478)	(8,828)	—	(8,828)
Balance at end of period	$32,094	25,829	3,501	61,424	—	61,424

	For the Year ended December 31, 2014
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$34,144	24,107	4,929	63,180	1,484	64,664
Provision charged to operations	1,455	2,947	1,237	5,639	(989)	4,650
Recoveries of loans previously charged off	286	1,776	1,230	3,292	—	3,292
Loans charged off	(3,908)	(4,449)	(2,515)	(10,872)	—	(10,872)
Balance at end of period	$31,977	24,381	4,881	61,239	495	61,734

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Impaired loans receivable by class, excluding PCI loans are summarized as follows (in thousands):

	At December 31, 2015					At December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,144	8,799	—	9,079	451	$14,942	10,629	—	11,138	357
Commercial	—	—	—	—	—	4,971	4,708	—	4,713	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,358	2,351	—	1,170	16	—	—	—	—	—
Total	14,502	11,150	—	10,249	467	19,913	15,337	—	15,851	357
Commercial loans	23,754	21,144	—	21,875	747	2,718	2,179	—	1,823	4
Consumer loans	1,560	1,082	—	1,121	48	1,250	830	—	870	28
Total loans	$39,816	33,376	—	33,245	1,262	$23,881	18,346	—	18,544	389
Loans with an allow-ance recorded
Mortgage loans:
Residential	$14,997	14,353	1,901	14,500	505	$15,523	14,906	2,367	15,106	555
Commercial	1,240	1,240	185	1,361	63	37,555	36,306	2,329	36,674	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	16,237	15,593	2,086	15,861	568	53,078	51,212	4,696	51,780	1,469
Commercial loans	612	612	91	807	52	15,990	14,283	2,318	15,967	390
Consumer loans	1,297	1,286	94	1,312	67	1,565	1,554	113	1,578	80
Total loans	$18,146	17,491	2,271	17,980	687	$70,633	67,049	7,127	69,325	1,939
Total
Mortgage loans:
Residential	$27,141	23,152	1,901	23,579	956	$30,465	25,535	2,367	26,244	912
Commercial	1,240	1,240	185	1,361	63	42,526	41,014	2,329	41,387	914
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,358	2,351	—	1,170	16	—	—	—	—	—
Total	30,739	26,743	2,086	26,110	1,035	72,991	66,549	4,696	67,631	1,826
Commercial loans	24,366	21,756	91	22,682	799	18,708	16,462	2,318	17,790	394
Consumer loans	2,857	2,368	94	2,433	115	2,815	2,384	113	2,448	108
Total loans	$57,962	50,867	2,271	51,225	1,949	$94,514	85,395	7,127	87,869	2,328

At December 31, 2015, impaired loans consisted of 148 residential, commercial and commercial mortgage loans totaling $50,867,000, of which 26 loans totaling $24,894,000 were included in nonaccrual loans. At December 31, 2014, impaired loans consisted of 147 residential, commercial and commercial mortgage loans totaling $85,395,000, of which 24 loans totaling $30,619,000 were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2,271,000 and $7,127,000 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, impaired loans for which there was no related allowance for loan losses totaled $33,376,000 and $18,346,000, respectively. The average balances of impaired loans during the years ended December 31, 2015 and 2014 were $51,225,000 and $87,869,000, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $866,403,000 and $908,581,000, at December 31, 2015 and 2014, respectively, and undisbursed home equity and personal credit lines of $287,942,000 and $300,029,000, at December 31, 2015 and 2014, respectively) exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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
Loans receivable by credit quality risk rating indicator, excluding PCI loans are as follows (in thousands):

	At December 31, 2015
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$5,434	29,363	1,080	—	35,877	76,464	1,194	113,535
Substandard	12,031	19,451	1,248	2,351	35,081	38,654	4,054	77,789
Doubtful	—	—	—	—	—	8	—	8
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	17,465	48,814	2,328	2,351	70,958	115,126	5,248	191,332
Acceptable/watch	1,236,571	1,666,109	1,231,464	329,298	4,463,442	1,318,321	560,927	6,342,690
Total outstanding loans	$1,254,036	1,714,923	1,233,792	331,649	4,534,400	1,433,447	566,175	6,534,022

	At December 31, 2014
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$4,331	18,414	851	—	23,596	45,599	2,509	71,704
Substandard	17,222	53,454	322	2,600	73,598	32,828	3,938	110,364
Doubtful	—	1,063	—	—	1,063	29	—	1,092
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	21,553	72,931	1,173	2,600	98,257	78,456	6,447	183,160
Acceptable/watch	1,229,892	1,621,428	1,040,409	218,502	4,110,231	1,183,966	605,020	5,899,217
Total outstanding loans	$1,251,445	1,694,359	1,041,582	221,102	4,208,488	1,262,422	611,467	6,082,377

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(7) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2015 and 2014 is as follows (in thousands):

	2015	2014
Land	$17,594	15,767
Banking premises	81,095	80,526
Furniture, fixtures and equipment	43,039	42,836
Leasehold improvements	36,753	33,819
Construction in progress	1,786	4,053
	180,267	177,001
Less accumulated depreciation and amortization	91,280	84,011
	$88,987	92,990
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 amounted to $9,648,000, $8,264,000 and $7,152,000, respectively.

(8) Intangible Assets
Intangible assets at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Goodwill	$411,624	392,757
Core deposit premiums	5,846	7,603
Customer relationship and other intangibles	7,866	2,987
Mortgage servicing rights	941	1,075
	$426,277	404,422

Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Core deposit premiums	$1,757	1,472	965
Customer relationship and other intangibles	2,136	1,106	335
Mortgage servicing rights	173	179	324
	$4,066	2,757	1,624

Scheduled amortization of core deposit and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2016	$3,209
2017	2,550
2018	2,004
2019	1,709
2020	1,415

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(9) Deposits
Deposits at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	Weighted average interest rate	2014	Weighted average interest rate
Savings deposits	$985,478	0.10%	$995,347	0.10%
Money market accounts	1,468,352	0.28	1,496,466	0.27
NOW accounts	1,540,894	0.29	1,425,424	0.27
Non-interest bearing deposits	1,189,542	—	1,049,597	—
Certificates of deposit	739,721	0.71	825,689	0.89
	$5,923,987		$5,792,523
 Scheduled maturities of certificates of deposit accounts at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Within one year	$499,221	568,462
One to three years	132,507	152,317
Three to five years	106,943	100,080
Five years and thereafter	1,050	4,830
	$739,721	825,689
Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 is summarized as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Savings deposits	$1,039	938	960
NOW and money market accounts	8,046	7,733	7,456
Certificates of deposits	5,436	6,661	9,615
	$14,521	15,332	18,031

(10) Borrowed Funds
Borrowed funds at December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Securities sold under repurchase agreements	$261,350	246,571
FHLB line of credit	96,000	73,000
FHLB advances	1,350,282	1,190,280
	$1,707,632	1,509,851
FHLB advances are at fixed rates and mature between January 2016 and April 2022. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Scheduled maturities of FHLB advances at December 31, 2015 are as follows (in thousands):

2015
Due in one year or less	$250,166
Due after one year through two years	277,318
Due after two years through three years	290,010
Due after three years through four years	314,334
Due after four years through five years	188,454
Thereafter	30,000
$1,350,282
Scheduled maturities of securities sold under repurchase agreements at December 31, 2015 are as follows (in thousands):

2015
Due in one year or less	$181,350
Due after one year through two years	25,000
Due after two years through three years	20,000
Due after three years through four years	35,000
Due after four years through five years	—
Thereafter	—
$261,350
The following tables set forth certain information as to Borrowed Funds for the years ended December 31, 2015 and 2014 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2015:
Securities sold under repurchase agreements	$346,361	273,934	1.49%
FHLB line of credit	160,000	80,847	0.40
FHLB advances	1,363,122	1,249,193	1.84
2014:
Securities sold under repurchase agreements	$255,633	245,260	1.72%
FHLB line of credit	180,000	104,121	0.37
FHLB advances	1,190,280	989,245	2.08
Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2015, no contributions will be made to the pension plan in 2016.
In an effort to lower and reduce the volatility of its future pension costs, the Company offered a lump sum pension distribution option to its terminated vested employees in the quarter ended June 30, 2014. For the year ended December 31, 2014, the Plan

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

paid $4.3 million to those employees that elected to receive lump sum pension distributions and the Company realized an associated charge of $1.3 million. This charge was a pro rata share of the unrecognized losses recorded in other comprehensive income.
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
The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2015	2014	2013	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$28,921	28,605	32,189	28,333	22,086	25,116
Service cost	—	—	—	168	169	240
Interest cost	1,137	1,271	1,273	1,122	1,087	981
Actuarial loss (gain)	78	51	114	122	51	(210)
Benefits paid	(1,179)	(5,326)	(969)	(644)	(670)	(624)
Change in actuarial assumptions	(683)	4,320	(4,002)	(3,407)	5,610	(3,417)
Benefit obligation at end of year	$28,274	28,921	28,605	25,694	28,333	22,086
Change in plan assets:
Fair value of plan assets at beginning of year	$42,744	45,202	40,072	—	—	—
Actual return on plan assets	(117)	2,868	6,099	—	—	—
Employer contributions	—	—	—	644	670	624
Benefits paid	(1,179)	(5,326)	(969)	(644)	(670)	(624)
Fair value of plan assets at end of year	$41,448	42,744	45,202	—	—	—
Funded status at end of year	$13,174	13,823	16,597	(25,694)	(28,333)	(22,086)
For the years ended December 31, 2015 and 2014, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the RP 2014 mortality table with the fully generational projection scale MP 2015 and MP 2014 issued by The Society of Actuaries ("SOA") in October 2015 and 2014, respectively. For the year ended December 31, 2014, the introduction of the updated mortality data resulted in an actuarial loss of $1.5 million and $3.0 million for the pension and post-retirement plans, respectively, and was reflected in other comprehensive income. The prepaid pension benefits of $13.2 million and the unfunded post-retirement healthcare and life insurance benefits of $25.7 million at December 31, 2015 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2015 and 2014 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2015	2014	2015	2014
Unrecognized prior service cost	$—	—	—	(1)
Unrecognized net actuarial loss (gain)	12,155	10,887	(1,498)	1,788
Total accumulated other comprehensive loss (gain)	$12,155	10,887	(1,498)	1,787

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Net periodic benefit cost (increase) for the years ending December 31, 2015, 2014 and 2013, included the following components (in thousands):

	Pension			Post-retirement
	2015	2014	2013	2015	2014	2013
Service cost	$—	—	—	168	169	240
Interest cost	1,137	1,271	1,273	1,122	1,087	981
Return on plan assets	(2,530)	(3,463)	(3,167)	—	—	—
Amortization of:
Net gain (loss)	774	441	1,352	1	(204)	15
Lump sum pension distribution	—	1,336	—	—	—	—
Unrecognized prior service cost	—	—	—	(1)	(4)	(4)
Net periodic benefit (increase) cost	$(619)	(415)	(542)	1,290	1,048	1,232
The weighted average actuarial assumptions used in the plan determinations at December 31, 2015, 2014 and 2013 were as follows:

	Pension			Post-retirement
	2015	2014	2013	2015	2014	2013
Discount rate	4.50%	4.00%	5.00%	4.50%	4.00%	5.00%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	8.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 4.50% was selected for the December 31, 2015 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2015 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$270	(210)
Effect on post-retirement benefits obligation	$4,460	(3,560)
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2016	$1,090,000	$810,000
2017	1,137,000	843,000
2018	1,164,000	883,000
2019	1,189,000	924,000
2020	1,247,000	949,000

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The weighted-average asset allocation of pension plan assets at December 31, 2015 and 2014 were as follows:

Asset Category	2015	2014
Domestic equities	36%	41%
Foreign equities	11%	12%
Fixed income	51%	45%
Real estate	2%	2%
Cash	0%	0%
Total	100%	100%
The Company’s expected return on pension plan assets assumption is based on historical investment return experience and evaluation of input from the Investment Consultant and the Company's Benefits Committee which manages the pension plan’s assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company’s goal of earning the highest rate of return while maintaining risk at acceptable levels.
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

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2015 and 2014, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2015
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$134	—	134	—
Mutual funds:
Fixed income	12,378	12,378	—	—
International equity	4,455	4,455	—	—
Large U.S. equity	1,224	1,224	—	—
Small/Mid U.S. equity	791	791	—	—
Total mutual funds	18,848	18,848	—	—
Pooled separate accounts:
Fixed income	8,653	—	8,653	—
Large U.S. equity	10,962	—	10,962	—
Small/Mid U.S. equity	2,851	—	2,851	—
Total pooled separate accounts	22,466	—	22,466	—
Total investments	$41,448	18,848	22,600	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	Fair value measurements at December 31, 2014
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$152	—	152	—
Mutual funds:
Fixed income	—	—	—	—
International equity	5,370	5,370	—	—
Large U.S. equity	1,689	1,689	—	—
Small/Mid U.S. equity	1,309	1,309	—	—
Total mutual funds	8,368	8,368	—	—
Pooled separate accounts:
Fixed income	19,789	—	19,789	—
Large U.S. equity	11,857	—	11,857	—
Small/Mid U.S. equity	2,578	—	2,578	—
Total pooled separate accounts	34,224	—	34,224	—
Total investments	$42,744	8,368	34,376	—
The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third-party investment manager.
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2015, 2014 and 2013, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2015, 2014 and 2013 were $770,000, $674,000 and $587,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $93,000, $102,000 and $162,000 for the years 2015, 2014 and 2013, respectively. At December 31, 2015, and 2014, $2,110,000 and $2,166,000, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. A decrease of $82,000, a decrease of $198,000, and an increase of $56,000, net of tax, were recorded in other comprehensive income for 2015, 2014 and 2013, respectively, in connection with this supplemental retirement plan.
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
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, $158,000 and $169,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. An increase of $1,800, a decrease of $7,400, and an increase of $6,000, net of tax, were recorded in other comprehensive income for 2015, 2014 and 2013, respectively, in connection with this plan.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2015, was $49.9 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the ESOP years ending December 31, 2015 and 2014, 209,631 shares and 201,512 shares were released, respectively. Unallocated ESOP shares held in suspense totaled 2,442,414 at December 31, 2015, and had a fair value of $49.2 million. ESOP compensation expense for the years ended December 31, 2015, 2014 and 2013 was $2,997,000, $2,654,000 and $2,559,000, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2015, 2014 and 2013 was $11,500, $10,500 and $7,000, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2015, 2014 and 2013 was $54,000, $48,000 and $45,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
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
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are two and three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $4,625,000, $6,359,000 and $4,869,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	Restricted Stock Awards
	2015	2014	2013
Outstanding at beginning of year	846,462	782,213	846,883
Granted	339,936	426,726	386,669
Forfeited	(240,191)	(126,743)	(68,954)
Vested	(354,461)	(235,734)	(382,385)
Outstanding at the end of year	591,746	846,462	782,213
As of December 31, 2015, unrecognized compensation cost relating to unvested restricted stock totaled $1.8 million. This amount will be recognized over a remaining weighted average period of 2.1 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2015		2014		2013
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	1,284,321	$15.32	1,233,742	$15.24	4,152,016	$17.50
Granted	65,972	16.38	171,935	16.44	85,250	15.23
Exercised	(201,320)	15.72	(9,678)	12.11	(28,464)	12.41
Forfeited	(62,287)	14.93	(4,178)	14.50	(53,444)	10.34
Expired	(2,000)	17.94	(107,500)	16.54	(2,921,616)	18.57
Outstanding at the end of year	1,084,686	$15.32	1,284,321	$15.32	1,233,742	$15.24

The total fair value of options vesting during 2015, 2014 and 2013 was $274,000, $438,000 and $696,000, respectively.
Compensation expense of approximately $130,000, $96,000 and $21,000 is projected for 2016, 2017 and 2018, respectively, on stock options outstanding at December 31, 2015.
The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$10.27-15.23	506,478	4.2 years	$12.49	465,478	$12.27
$16.38-18.87	578,208	3.9 years	$17.63	355,134	$18.05

The stock options outstanding and stock options exercisable at December 31, 2015 have an aggregate intrinsic value of $5,720,000 and $4,703,000, respectively.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Compensation expense related to the Company’s stock option plan totaled $272,000, $298,000 and $297,000 for 2015, 2014 and 2013, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2015	2014	2013
Expected dividend yield	3.49%	3.66%	3.41%
Expected volatility	21.29%	20.04%	33.38%
Risk-free interest rate	1.58%	0.96%	0.88%
Expected option life	8 years	6.5 years	8 years
The weighted average fair value of options granted during 2015, 2014 and 2013 was $2.52, $1.64 and $3.49 per option, respectively.

(12) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$33,778	27,577	27,667
State	2,337	542	2,168
Total current	36,115	28,119	29,835
Deferred:
Federal	(525)	1,678	4,210
State	851	1,988	1,321
Total deferred	326	3,666	5,531
	$36,441	31,785	35,366

The Company recorded, in accumulated other comprehensive income, deferred tax (benefit) expense of ($2,545,000), $7,075,000 and ($13,824,000) during 2015, 2014 and 2013, respectively, to reflect the tax effect of the unrealized gain on securities available for sale. The Company recorded, in accumulated other comprehensive income, a deferred tax expense (benefit) of $866,000, ($3,800,000) and $4,968,000 in 2015, 2014 and 2013, respectively, related to the amortization of post-retirement benefit obligations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Tax expense at statutory rate of 35%	$42,057	36,896	37,065
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	2,072	1,621	2,268
Tax-exempt interest income	(5,520)	(4,916)	(4,084)
Bank-owned life insurance	(1,871)	(1,972)	(2,309)
Non-qualified stock option expiration	—	—	2,746
Other, net	(297)	156	(320)
	$36,441	31,785	35,366
The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$23,778	24,160
Post-retirement benefit	10,869	10,658
Deferred compensation	2,825	3,009
Intangibles	481	499
Purchase accounting adjustments	1,464	387
Depreciation	3,868	3,963
SERP	941	949
ESOP	3,254	3,264
Stock-based compensation	5,791	5,734
Non-accrual interest	4,915	5,202
State NOL	139	430
Federal NOL	1,058	1,376
Pension liability adjustments	4,311	5,178
Other	2,048	1,073
Total gross deferred tax assets	65,742	65,882
Valuation Reserve	—	(242)
Deferred tax liabilities:
Pension expense	10,124	9,925
Deferred loan costs	5,156	4,089
Investment securities, principally due to accretion of discounts	146	311
Originated mortgage servicing rights	347	395
Unrealized gain on securities	2,646	5,191
Total gross deferred tax liabilities	18,419	19,911
Net deferred tax asset	$47,323	45,729
The 2014 deferred tax expense does not equal the change in net deferred tax assets as a result of deferred taxes recorded in connection with the Team Capital acquisition in the amount of $486,000.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Retained earnings at December 31, 2015 includes approximately $51,800,000 for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2015, the Company had an unrecognized tax liability of $20,802,880 with respect to this reserve.
At December 31, 2014, the Company had a valuation allowance of $242,000 related to approximately $648,000 of capital loss carryforwards. At December 31, 2015, the Company did not require a valuation allowance as the statute of limitation on these capital loss carryforwards expired. As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $3,000,000 of NOL carryforwards available to offset future taxable income as of December 31, 2015. If not utilized, these carryforwards will expire in 2030. Also, the Company's New Jersey NOL carryforwards in the amount of $1,000,000 which are scheduled to expire in 2033 and Pennsylvania NOL carryforwards in the amount of $1,000,000, which are set to expire in 2016. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $900,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2015 and 2014.
The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files a separate state income tax return. The Company's federal income tax returns are open for examination from 2012 and the state income tax returns are open for examination from 2011.

(13) Lease Commitments
The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2015, are summarized as follows (in thousands):

Year ending December 31,
2016	$6,838
2017	6,130
2018	5,663
2019	5,246
2020	4,821
Thereafter	8,842
$37,540
Rental expense was $8,889,000, $8,056,000 and $6,850,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2015, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.
As of December 31, 2015 and 2014, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2015 and 2014, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2015 and 2014, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier 1 leverage capital	$779,139	9.25%	$337,070	4.00%	$421,337	5.00%
Common equity Tier 1 risk-based capital	779,139	11.65	301,041	4.50	434,837	6.50
Tier 1 risk-based capital	779,139	11.65	401,388	6.00	535,184	8.00
Total risk-based capital	840,563	12.56	535,184	8.00	668,981	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	Actual capital		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier 1 leverage capital	$740,958	9.21%	$321,809	4.00%	$402,262	5.00%
Tier 1 risk-based capital	740,958	12.06	245,859	4.00	368,788	6.00
Total risk-based capital	802,692	13.06	491,717	8.00	614,646	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier 1 leverage capital	$709,690	8.42%	$337,060	4.00%	$421,325	5.00%
Common equity Tier 1 risk-based capital	709,690	10.61	301,030	4.50	434,822	6.50
Tier 1 risk-based capital	709,690	10.61	401,374	6.00	535,165	8.00
Total risk-based capital	771,268	11.53	535,165	8.00	668,956	10.00

	Actual capital		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier 1 leverage capital	$674,483	8.38%	$321,805	4.00%	$402,257	5.00%
Tier 1 risk-based capital	674,483	10.97	245,853	4.00	368,779	6.00
Total risk-based capital	736,217	11.98	491,705	8.00	614,631	10.00

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
Years Ended December 31, 2015, 2014 and 2013

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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2015 and December 31, 2014.
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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  These derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings. The effective portion of changes in the fair value of these derivatives are recorded in accumulated other comprehensive income, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of these derivatives are recognized directly in earnings.
The fair value of the Company's derivatives are determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2015 and 2014.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2015 and 2014.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2015 and 2014, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury obligations	$8,004	8,004	—	—
Agency obligations	82,330	82,330	—	—
Mortgage-backed securities	863,861	—	863,861	—
State and municipal obligations	4,308	—	4,308	—
Corporate obligations	5,512		5,512
Equities	519	519	—	—
Total securities available for sale	964,534	90,853	873,681	—
Derivative assets	6,854	—	6,854
	$971,388	90,853	880,535	—

Derivative liabilities	$6,745		6,745

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$9,481	—	—	9,481
Foreclosed assets	10,546	—	—	10,546
	$20,027	—	—	20,027

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

		Fair Value Measurements at Reporting Date Using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury obligations	$8,016	8,016	—	—
Agency obligations	95,076	95,076	—	—
Mortgage-backed securities	957,257	—	957,257	—
State and municipal obligations	7,002	—	7,002	—
Corporate obligations	6,520	—	6,520	—
Equities	524	524	—	—
Total securities available for sale	1,074,395	103,616	970,779	—
Derivative assets	2,046	—	2,046	—
	$1,076,441	103,616	972,825	—

Derivative liabilities	$2,052	—	2,052	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$23,086	—	—	23,086
Foreclosed assets	5,098	—	—	5,098
	$28,184	—	—	28,184
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2015 and 2014.
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
Years Ended December 31, 2015, 2014 and 2013

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
Borrowed Funds
The fair value of borrowed funds was estimated by discounting future cash flows using rates available for debt with similar terms and maturities and was classified by the Company as Level 2 within the fair value hierarchy.
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2015 and December 31, 2014. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$102,226	102,226	102,226	—	—
Securities available for sale:
U.S. Treasury obligations	8,004	8,004	8,004	—	—
Agency obligations	82,330	82,330	82,330	—	—
Mortgage-backed securities	863,861	863,861	—	863,861	—
State and municipal obligations	4,308	4,308	—	4,308	—
Corporate obligations	5,512	5,512	—	5,512	—
Equity securities	519	519	519	—	—
Total securities available for sale	$964,534	964,534	90,853	873,681	—
Investment securities held to maturity:
Agency obligations	$4,096	4,097	4,097	—	—
Mortgage-backed securities	1,597	1,658	—	1,658	—
State and municipal obligations	458,062	472,661	—	472,661	—
Corporate obligations	9,929	9,915	—	9,915	—
Total securities held to maturity	$473,684	488,331	4,097	484,234	—
FHLBNY stock	78,181	78,181	78,181	—	—
Loans, net of allowance for loan losses	6,476,250	6,509,502	—	—	6,509,502
Derivative assets	6,854	6,854		6,854

Financial liabilities:
Deposits other than certificates of deposits	$5,184,266	5,184,266	5,184,266	—	—
Certificates of deposit	739,721	742,020	—	742,020	—
Total deposits	$5,923,987	5,926,286	5,184,266	742,020	—
Borrowings	1,707,632	1,726,726	—	1,726,726	—
Derivative liabilities	6,745	6,745		6,745

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

		Fair Value Measurements at December 31, 2014 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,762	103,762	103,762	—	—
Securities available for sale:
U.S. Treasury obligations	8,016	8,016	8,016	—	—
Agency obligations	95,076	95,076	95,076	—	—
Mortgage-backed securities	957,257	957,257	—	957,257	—
State and municipal obligations	7,002	7,002	—	7,002	—
Corporate obligations	6,520	6,520	—	6,520	—
Equity securities	524	524	524	—	—
Total securities available for sale	$1,074,395	1,074,395	103,616	970,779	—
Investment securities held to maturity:
Agency obligations	$6,813	6,810	6,810	—	—
Mortgage-backed securities	2,816	2,939	—	2,939	—
State and municipal obligations	449,410	462,238	—	462,238	—
Corporate obligations	10,489	10,486	—	10,486	—
Total securities held to maturity	$469,528	482,473	6,810	475,663	—
FHLBNY stock	69,789	69,789	69,789	—	—
Loans, net of allowance for loan losses	6,023,771	6,104,558	—	—	6,104,558
Derivative assets	2,046	2,046	—	2,046	—

Financial liabilities:
Deposits other than certificates of deposits	$4,966,834	4,966,834	4,966,834	—	—
Certificates of deposit	825,689	830,233	—	830,233	—
Total deposits	$5,792,523	5,797,067	4,966,834	830,233	—
Borrowings	1,509,851	1,516,966	—	1,516,966	—
Derivative liabilities	2,052	2,052	—	2,052	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2015 and 2014.

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$72,231	72,188	73,013	74,349
Interest expense	10,303	10,514	10,466	10,618
Net interest income	61,928	61,674	62,547	63,731
Provision for loan losses	600	1,100	1,400	1,250
Net interest income after provision for loan losses	61,328	60,574	61,147	62,481
Non-interest income	10,303	16,942	12,110	15,867
Non-interest expense	43,437	46,119	43,614	47,419
Income before income tax expense	28,194	31,397	29,643	30,929
Income tax expense	8,392	9,601	9,034	9,414
Net income	$19,802	21,796	20,609	21,515
Basic earnings per share	$0.32	0.35	0.33	0.34
Diluted earnings per share	$0.32	0.35	0.33	0.34

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$64,523	67,386	73,652	73,800
Interest expense	9,322	9,985	10,683	10,482
Net interest income	55,201	57,401	62,969	63,318
Provision for loan losses	400	1,500	1,500	1,250
Net interest income after provision for loan losses	54,801	55,901	61,469	62,068
Non-interest income	8,116	10,327	11,309	11,416
Non-interest expense	38,190	43,671	45,833	42,297
Income before income tax expense	24,727	22,557	26,945	31,187
Income tax expense	7,698	6,206	7,913	9,968
Net income	$17,029	16,351	19,032	21,219
Basic earnings per share	$0.30	0.28	0.30	0.34
Diluted earnings per share	$0.30	0.28	0.30	0.34

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2015	2014	2013
Net income	$83,722	73,631	70,534
Basic weighted average common shares outstanding	62,945,669	60,388,398	57,236,909
Plus:
Dilutive shares	169,049	173,672	124,534
Diluted weighted average common shares outstanding	63,114,718	60,562,070	57,361,443
Earnings per share:
Basic	$1.33	1.22	1.23
Diluted	$1.33	1.22	1.23
Anti-dilutive stock options and awards totaling 469,018 shares, 988,931 shares and 659,531 shares at December 31, 2015, 2014 and 2013, respectively, were excluded from the earnings per share calculations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$22,280	10,475
Securities available for sale, at fair value	519	524
Investment in subsidiary	1,126,616	1,077,624
Due from subsidiary—SAP	(2,539)	2,794
ESOP loan	49,872	53,438
Other assets	52	34
Total assets	$1,196,800	1,144,889
Liabilities and Stockholders’ Equity
Other liabilities	735	790
Total stockholders’ equity	1,196,065	1,144,099
Total liabilities and stockholders’ equity	$1,196,800	1,144,889
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2015	2014	2013
Dividends from subsidiary	$41,285	36,118	32,320
Interest income	2,153	2,276	2,390
Investment gain	12	11	9
Total income	43,450	38,405	34,719
Non-interest expense	812	814	891
Total expense	812	814	891
Income before income tax expense	42,638	37,591	33,828
Income tax expense	505	551	563
Income before undistributed net income of subsidiary	42,133	37,040	33,265
Equity in undistributed net income of subsidiary (dividends in excess of earnings)	41,589	36,591	37,269
Net income	$83,722	73,631	70,534

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$83,722	73,631	70,534
Adjustments to reconcile net income to net cash provided by operating activities
Dividends in excess of earnings (equity in undistributed net income) of subsidiary	(41,589)	(36,591)	(37,269)
ESOP allocation	2,997	2,654	2,559
SAP allocation	4,625	6,359	4,869
Stock option allocation	272	298	297
Decrease in due from subsidiary—SAP	5,333	3,475	5,814
(Decrease) increase in other assets	(8,406)	15,454	(6,912)
Decrease in other liabilities	(55)	(259)	(172)
Net cash provided by operating activities	46,899	65,021	39,720
Cash flows from investing activities:
Cash consideration paid for business acquisition	—	(31,562)	—
Net decrease in ESOP loan	3,566	3,278	3,034
Net cash provided by (used in) investing activities	3,566	(28,284)	3,034
Cash flows from financing activities:
Purchases of treasury stock	(1,988)	(4,420)	(5,899)
Cash dividends paid	(41,285)	(36,118)	(32,320)
Shares issued dividend reinvestment plan	1,447	1,336	1,186
Stock options exercised	3,166	144	412
Net cash used in financing activities	(38,660)	(39,058)	(36,621)
Net increase (decrease) in cash and cash equivalents	11,805	(2,321)	6,133
Cash and cash equivalents at beginning of period	10,475	12,796	6,663
Cash and cash equivalents at end of period	$22,280	10,475	12,796

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(20) Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015			2014			2013
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss)Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(5,683)	2,282	(3,401)	17,868	(7,176)	10,692	(32,845)	13,417	(19,428)
Reclassification adjustment for gains included in net income	(654)	263	(391)	(251)	101	(150)	(996)	407	(589)
Total	(6,337)	2,545	(3,792)	17,617	(7,075)	10,542	(33,841)	13,824	(20,017)
Other-than-temporary impairment on debt securities available for sale:
Other-than-temporary impairment losses on securities	—	—	—	—	—	—	—	—	—
Reclassification adjustment for impairment losses included in net income	—	—	—	—	—	—	434	(177)	257
Total	—	—	—	—	—	—	434	(177)	257
Unrealized (losses) on derivatives (cash flow hedges)	(122)	49	(73)	—	—	—	—	—	—
Amortization related to post retirement obligations	2,156	(866)	1,290	(9,462)	3,800	(5,662)	12,161	(4,968)	7,193
Total other comprehensive (loss) income	$(4,303)	1,728	(2,575)	8,155	(3,275)	4,880	(21,246)	8,679	(12,567)
The following table presents the changes in the components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2015 and 2014 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the Years Ended December 31,
	2015				2014
	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Accumulated Other Comprehensive Income
Balance at the beginning of the period,	$7,743	(7,714)	—	29	(2,799)	(2,052)	(4,851)
Current period change in other comprehensive income (loss)	(3,792)	1,290	(73)	(2,575)	10,542	(5,662)	4,880
Balance at the end of the period	$3,951	(6,424)	(73)	(2,546)	7,743	(7,714)	29

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

The following table summarizes the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2015	2014	2013
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$654	251	996	Net gain on securities transactions
	(263)	(101)	(407)	Income tax expense
	391	150	589	Net of tax

Realized other-than-temporary impairment losses securities available for sale	—	—	(434)	Net impairment losses on securities recognized in earnings
	—	—	177	Income tax expense
	—	—	(257)	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	774	237	1,367	Compensation and employee benefits (1)
	(311)	(95)	(558)	Income tax expense
	463	142	809	Net of tax

Realized loss related to lump sum pension settlement	—	(1,336)	—	Compensation and employee benefits (1)
	—	546	—	Income tax expense
	—	(790)	—	Net of tax
Total reclassifications	$854	(498)	1,141	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 11. Benefit Plans

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. For the years ended December 31, 2015 and December 31, 2014, the Company had 23 and 9 interest rate swaps with an aggregate notional amount of $391.4 million and $94.9 million related to this program.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2015, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2015. During the year ended December 31, 2015, the Company’s did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $297,000 will be reclassified as an increase to interest expense. As of December 31, 2015, the Company had one outstanding interest rate derivative with a notional amount of $40 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015:
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$6,849	Other liabilities	$6,623
Credit contracts	Other assets	5		—
Total derivatives not designated as hedging instruments		$6,854		$6,623

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$122
Total derivatives designated as hedging instruments		$—		$122

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

	As of December 31, 2014:
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$2,040	Other liabilities	$2,052
Credit contracts	Other assets	6		—
Total derivatives not designated as hedging instruments		$2,046		$2,052
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the year ended December 31, 2015 and 2014 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2015	2014
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$238	$(3)
Credit contracts	Other income	(1)	6
Total derivatives not designated as hedging instruments		$237	$3

Derivatives designated as a hedging instruments:
Interest rate products	Other income	(122)	—
Total derivatives designated as a hedging instruments		$(122)	$—
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
As of December 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest, was $6.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $7.8 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”) (2013). Based on the assessment management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This report appears on page 57.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2016.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2015 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	1,084,686	$15.32	3,459,865
Total	1,084,686	$15.32	3,459,865
________________________

(1)	Consists of outstanding stock options to purchase 1,084,686 shares of common stock granted under the Company’s stock-based compensation plans.

(2)
The weighted average exercise price reflects an exercise price of $18.55 for 42,000 stock options, $18.48 for 60,000 stock options and $18.87 for 20,000 stock options granted in 2006; an exercise price of $17.94 for 177,801 stock options, $17.45 for 45,000 stock options and $15.14 for 5,000 stock options granted in 2007; an exercise price of $12.54 for 107,960 stock options granted in 2008; an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 68,522 stock options granted in 2009; an exercise price of $10.34 for 127,708 stock options granted in 2010; an exercise price of $14.50 for 64,622 stock options granted in 2011; an exercise price of $14.88 for 47,542 stock options and an exercise price of $14.68 for 10,000 stock options granted in 2012; an exercise price of $15.23 for 60,126 stock options granted in 2013; an exercise price of $16.38 for 167,436 stock options granted in 2014; and an exercise price of $18.34 for 65,970 stock options granted in 2015 under the Company’s stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2016.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 28, 2016.

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

10.2	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated as of December 16, 2015.

10.3	Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Nesci dated as of December 16, 2015.

10.4	Form of Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers.

10.5	Form of One-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers.

10.6
Supplemental Executive Retirement Plan of The Provident Bank. (Filed as Exhibit 10.5 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7
Retirement Plan for the Board of Managers of The Provident Bank. (Filed as Exhibit 10.7 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8
Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as Exhibit 10.9 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9
First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as Exhibit 10.10 to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.10
The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.11
Provident Financial Services, Inc. Amended and Restated the Long-Term Equity Incentive Plan. (Filed as an appendix to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2014/File No. 001-31566).

10.12
Omnibus Incentive Compensation Plan. (Filed as Exhibit 10.19 to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.13
Provident Financial Services, Inc. Executive Annual Incentive Plan (filed as an appendix to the Company’s Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 13, 2015/File No. 001-31566)

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(b) The exhibits listed under (3) (a) above are filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	February 29, 2016	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, Chairman, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 29, 2016	Date:	February 29, 2016

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	February 29, 2016

By:	/s/ THOMAS W. BERRY	By:	/s/ LAURA L. BROOKS
	Thomas W. Berry, Director		Laura L. Brooks, Director

Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ FRANK L. FEKETE	By:	/s/ TERENCE GALLAGHER
	Frank L. Fekete, Director		Terence Gallagher, Director

Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ MATTHEW K. HARDING	By:	/s/ THOMAS B. HOGAN JR.
	Matthew K. Harding, Director		Thomas B. Hogan Jr., Director

Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ CARLOS HERNANDEZ	By:	/s/ EDWARD O’DONNELL
	Carlos Hernandez, Director		Edward O’Donnell, Director

Date:	February 29, 2016	Date:	February 29, 2016

By:	/s/ JOHN PUGLIESE
John Pugliese, Director

Date:	February 29, 2016

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

10.2	Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated as of December 16, 2015.

10.3	Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Nesci dated as of December 16, 2015.

10.4	Form of Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers.

10.5	Form of One-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers.

10.6
Supplemental Executive Retirement Plan of The Provident Bank. (Filed as Exhibit 10.5 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7
Retirement Plan for the Board of Managers of The Provident Bank. (Filed as Exhibit 10.7 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8
Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as Exhibit 10.9 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9
First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as Exhibit 10.10 to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission /File No. 001-31566.)

10.10
The Provident Bank Non-Qualified Supplemental Defined Contribution Plan. (Filed as an exhibit to the Company’s May 27, 2010 Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2010/File No. 001-31566.)

10.11
Provident Financial Services, Inc. Amended and Restated the Long-Term Equity Incentive Plan. (Filed as an appendix to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 14, 2014/File No. 001-31566).

10.12
Omnibus Incentive Compensation Plan. (Filed as Exhibit 10.19 to the Company’s December 31, 2011 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012/File No. 001-31566.)

10.13
Provident Financial Services, Inc. Executive Annual Incentive Plan (filed as an appendix to the Company’s Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 13, 2015/File No. 001-31566)

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document