Form 10-Q
period 2016-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2016-05-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 2, 2016 there were 83,209,293 shares issued and 66,089,794 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 353,625 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2016 (Unaudited) and December 31, 2015
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$107,252	$100,899
Short-term investments	859	1,327
Total cash and cash equivalents	108,111	102,226
Securities available for sale, at fair value	984,206	964,534
Investment securities held to maturity (fair value of $491,349 at March 31, 2016 (unaudited) and $488,331 at December 31, 2015)	472,934	473,684
Federal Home Loan Bank stock	72,135	78,181
Loans	6,638,127	6,537,674
Less allowance for loan losses	62,191	61,424
Net loans	6,575,936	6,476,250
Foreclosed assets, net	11,029	10,546
Banking premises and equipment, net	88,249	88,987
Accrued interest receivable	25,399	25,766
Intangible assets	425,260	426,277
Bank-owned life insurance	184,389	183,057
Other assets	78,526	82,149
Total assets	$9,026,174	$8,911,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,353,814	$4,198,788
Savings deposits	1,005,430	985,478
Certificates of deposit of $100,000 or more	389,985	324,215
Other time deposits	405,633	415,506
Total deposits	6,154,862	5,923,987
Mortgage escrow deposits	25,636	23,345
Borrowed funds	1,570,141	1,707,632
Other liabilities	61,413	60,628
Total liabilities	7,812,052	7,715,592
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,732,579 shares outstanding at March 31, 2016 (unaudited) and 65,489,354 outstanding at December 31, 2015	832	832
Additional paid-in capital	1,001,919	1,000,810
Retained earnings	517,365	507,713
Accumulated other comprehensive income (loss)	4,169	(2,546)
Treasury stock	(269,105)	(269,014)
Unallocated common stock held by the Employee Stock Ownership Plan	(41,058)	(41,730)
Common stock acquired by the Directors’ Deferred Fee Plan	(6,350)	(6,517)
Deferred compensation – Directors’ Deferred Fee Plan	6,350	6,517
Total stockholders’ equity	1,214,122	1,196,065
Total liabilities and stockholders’ equity	$9,026,174	$8,911,657
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2016 and 2015 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2016	2015
Interest income:
Real estate secured loans	$44,233	$43,289
Commercial loans	14,952	13,439
Consumer loans	5,636	5,794
Securities available for sale and Federal Home Loan Bank Stock	5,780	6,301
Investment securities held to maturity	3,331	3,396
Deposits, Federal funds sold and other short-term investments	42	12
Total interest income	73,974	72,231
Interest expense:
Deposits	3,821	3,588
Borrowed funds	7,084	6,715
Total interest expense	10,905	10,303
Net interest income	63,069	61,928
Provision for loan losses	1,500	600
Net interest income after provision for loan losses	61,569	61,328
Non-interest income:
Fees	6,461	6,054
Wealth management income	4,311	2,558
Bank-owned life insurance	1,332	1,348
Net gain on securities transactions	96	2
Other income	818	341
Total non-interest income	13,018	10,303
Non-interest expense:
Compensation and employee benefits	26,030	24,201
Net occupancy expense	6,434	7,172
Data processing expense	3,245	3,027
FDIC insurance	1,322	1,218
Amortization of intangibles	1,005	927
Advertising and promotion expense	879	761
Other operating expenses	5,963	6,131
Total non-interest expense	44,878	43,437
Income before income tax expense	29,709	28,194
Income tax expense	8,736	8,392
Net income	$20,973	$19,802
Basic earnings per share	$0.33	$0.32
Weighted average basic shares outstanding	63,351,093	62,673,887
Diluted earnings per share	$0.33	$0.32
Weighted average diluted shares outstanding	63,519,755	62,840,951

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2016 and 2015 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2016	2015
Net income	$20,973	$19,802
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains arising during the period	7,094	3,711
Reclassification adjustment for gains included in net income	(57)	(1)
Total	7,037	3,710
Unrealized losses on derivatives	(421)	—
Amortization (accretion) related to post-retirement obligations	99	(4)
Total other comprehensive income	6,715	3,706
Total comprehensive income	$27,688	$23,508
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2016 and 2015 (Unaudited)
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2016 and 2015 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065
Net income	—	—	20,973	—	—	—	—	—	20,973
Other comprehensive income, net of tax	—	—	—	6,715	—	—	—	—	6,715
Cash dividends declared	—	—	(11,321)	—	—	—	—	—	(11,321)
Distributions from DDFP	—	30	—	—	—	—	167	(167)	30
Purchases of treasury stock	—	—	—	—	(2,697)	—	—	—	(2,697)
Shares issued dividend reinvestment plan	—	34	—	—	331	—	—	—	365
Stock option exercises	—	46	—	—	2,275	—	—	—	2,321
Allocation of ESOP shares	—	74	—	—	—	672	—	—	746
Allocation of SAP shares	—	879	—	—	—	—	—	—	879
Allocation of stock options	—	46	—	—	—	—	—	—	46
Balance at March 31, 2016	$832	$1,001,919	$517,365	$4,169	$(269,105)	$(41,058)	$(6,350)	$6,350	$1,214,122
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2016 and 2015 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$20,973	$19,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,323	3,333
Provision for loan losses	1,500	600
Deferred tax expense	456	1,748
Increase in cash surrender value of Bank-owned life insurance	(1,332)	(1,348)
Net amortization of premiums and discounts on securities	2,401	2,655
Accretion of net deferred loan fees	(687)	(946)
Amortization of premiums on purchased loans, net	198	292
Net increase in loans originated for sale	(2,598)	(3,869)
Proceeds from sales of loans originated for sale	2,921	4,056
Proceeds from sales of foreclosed assets	1,063	288
ESOP expense	746	687
Allocation of stock award shares	723	852
Allocation of stock options	46	72
Net gain on sale of loans	(323)	(187)
Net gain on securities transactions	(96)	(2)
Net gain on sale of premises and equipment	(4)	(5)
Net (gain) loss on sale of foreclosed assets	(26)	32
Decrease in accrued interest receivable	367	686
Increase in other assets	(2,659)	(4,621)
Increase (decrease) in other liabilities	785	(2,897)
Net cash provided by operating activities	27,777	21,228
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	11,805	5,343
Purchases of investment securities held to maturity	(11,259)	(10,220)
Proceeds from sales of securities	2,106	—
Proceeds from maturities, calls and paydowns of securities available for sale	40,818	45,848
Purchases of securities available for sale	(52,513)	(14,769)
Net decrease in Federal Home Loan Bank stock	6,046	2,334
Purchases of loans	(28,590)	(23,692)
Net increase in loans	(72,894)	(15,994)
Proceeds from sales of premises and equipment	4	5
Purchases of premises and equipment	(1,758)	(2,148)
Net cash used in investing activities	(106,235)	(13,293)
Cash flows from financing activities:
Net increase in deposits	230,875	30,528
Increase in mortgage escrow deposits	2,291	2,004
Purchases of treasury stock	(2,697)	(1,882)
Cash dividends paid to stockholders	(11,321)	(10,798)
Shares issued through the dividend reinvestment plan	365	377
Stock options exercised	2,321	395

	Three months ended March 31,
	2016	2015
Proceeds from long-term borrowings	167,858	82,917
Payments on long-term borrowings	(206,068)	(87,000)
Net decrease in short-term borrowings	(99,281)	(37,364)
Net cash provided by (used in) financing activities	84,343	(20,823)
Net increase (decrease) in cash and cash equivalents	5,885	(12,888)
Cash and cash equivalents at beginning of period	102,226	103,762
Cash and cash equivalents at end of period	$108,111	$90,874
Cash paid during the period for:
Interest on deposits and borrowings	$10,856	$9,804
Income taxes	$3,125	$8,057
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,520	$1,146
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for all of 2016.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2015 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2016			2015
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$20,973			$19,802
Basic earnings per share:
Income available to common stockholders	$20,973	63,351,093	$0.33	$19,802	62,673,887	$0.32
Dilutive shares		168,662			167,064
Diluted earnings per share:
Income available to common stockholders	$20,973	63,519,755	$0.33	$19,802	62,840,951	$0.32
Anti-dilutive stock options and awards at March 31, 2016 and 2015, totaling 633,989 shares and 818,059 shares, respectively, were excluded from the earnings per share calculations.
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
Note 3. Investment Securities
At March 31, 2016, the Company had $984.2 million and $472.9 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of March 31, 2016 totaled 53, compared with 163 at December 31, 2015. All securities with unrealized losses at March 31, 2016 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of March 31, 2016, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,003	44	—	8,047
Agency obligations	79,307	296	(3)	79,600
Mortgage-backed securities	868,946	17,856	(161)	886,641
State and municipal obligations	4,183	139	—	4,322
Corporate obligations	5,016	72	(13)	5,075
Equity securities	397	124	—	521
	$965,852	18,531	(177)	984,206

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,006	—	(2)	8,004
Agency Obligations	82,396	82	(148)	82,330
Mortgage-backed securities	857,430	9,828	(3,397)	863,861
State and municipal obligations	4,193	115	—	4,308
Corporate obligations	5,516	6	(10)	5,512
Equity securities	397	122	—	519
	$957,938	10,153	(3,557)	964,534
The amortized cost and fair value of securities available for sale at March 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2016
	Amortized cost	Fair value
Due in one year or less	$31,520	31,566
Due after one year through five years	59,038	59,328
Due after five years through ten years	3,680	3,778
Due after ten years	2,271	2,372
	$96,509	97,044
Mortgage-backed securities totaling $868.9 million at amortized cost and $886.6 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $521,000 at fair value.

For the three months ended March 31, 2016, proceeds from sales on securities available for sale totaled $2,106,000 resulting in gross gains of $95,000 and no gross losses. For the same period last year, there were no sales of securities from the available for sale portfolio. For the three months ended March 31, 2016, there were no calls of securities from the available for sale portfolio. For the three months ended March 31, 2015, proceeds from calls on securities available for sale totaled $465,000, resulting in gross gains of $2,000 and no gross losses.
The Company did not incur an OTTI charge on securities in the available for sale portfolio for the three months ended March 31, 2016 and 2015.
The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	10,033	(3)	—	—	10,033	(3)
Mortgage-backed securities	31,086	(74)	16,614	(87)	47,700	(161)
Corporate obligations	999	—	989	(13)	1,988	(13)
	$42,118	(77)	17,603	(100)	59,721	(177)

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$8,004	(2)	—	—	8,004	(2)
Agency obligations	59,197	(148)	—	—	59,197	(148)
Mortgage-backed securities	327,263	(2,427)	47,911	(970)	375,174	(3,397)
Corporate obligations	500	—	992	(10)	1,492	(10)
	$394,964	(2,577)	48,903	(980)	443,867	(3,557)
The temporary loss position associated with certain securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2016, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at March 31, 2016 totaled 15, compared with 64 at December 31, 2015. At March 31, 2016, there were three private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $690,000 and an unrealized loss of $5,000. These private label mortgage-backed securities were investment grade at March 31, 2016.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2016. The Company believes that no other-than-temporary impairment of the securities available for sale portfolio existed for the three months ended March 31, 2016.

Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,197	8	—	4,205
Mortgage-backed securities	1,403	55	—	1,458
State and municipal obligations	457,427	18,557	(251)	475,733
Corporate obligations	9,907	52	(6)	9,953
	$472,934	18,672	(257)	491,349

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,096	9	(8)	4,097
Mortgage-backed securities	1,597	61	—	1,658
State and municipal obligations	458,062	15,094	(495)	472,661
Corporate obligations	9,929	11	(25)	9,915
	$473,684	15,175	(528)	488,331
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity portfolio for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016, the Company recognized gross gains of $1,000 and no gross losses related to calls of certain securities in the held to maturity portfolio, with proceeds from the calls totaling $516,000. For the same period in 2015, proceeds from calls on securities held to maturity totaled $4.1 million, with no gross gains or losses recognized.
The amortized cost and fair value of investment securities in the held to maturity portfolio at March 31, 2016 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2016
	Amortized cost	Fair value
Due in one year or less	$11,538	11,589
Due after one year through five years	52,697	53,797
Due after five years through ten years	221,145	231,977
Due after ten years	186,151	192,528
	$471,531	489,891
Mortgage-backed securities totaling $1.4 million at amortized cost and $1.5 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	10,388	(71)	9,984	(180)	20,372	(251)
Corporate obligations	1,245	(6)	—	—	1,245	(6)
	$11,633	(77)	9,984	(180)	21,617	(257)

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,244	(6)	278	(2)	1,522	(8)
State and municipal obligations	24,266	(165)	17,746	(330)	42,012	(495)
Corporate obligations	5,840	(18)	744	(7)	6,584	(25)
	$31,350	(189)	18,768	(339)	50,118	(528)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of March 31, 2016, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of held to maturity securities in an unrealized loss position at March 31, 2016 totaled 38, compared with 99 at December 31, 2015. The decrease in the number of securities in an unrealized loss position at March 31, 2016, was largely due to an increase in market interest rates from December 31, 2015. All temporarily impaired investment securities were investment grade at March 31, 2016.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Mortgage loans:
Residential	$1,263,109	1,254,036
Commercial	1,709,054	1,714,923
Multi-family	1,318,143	1,233,792
Construction	309,656	331,649
Total mortgage loans	4,599,962	4,534,400
Commercial loans	1,479,145	1,433,447
Consumer loans	556,056	566,175
Total gross loans	6,635,163	6,534,022
Purchased credit-impaired ("PCI") loans	2,683	3,435
Premiums on purchased loans	6,011	5,740
Unearned discounts	(40)	(41)
Net deferred fees	(5,690)	(5,482)
Total loans	$6,638,127	6,537,674
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	March 31, 2016
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$9,002	4,491	14,063	—	27,556	1,235,553	1,263,109
Commercial	1,115	3,351	1,306	—	5,772	1,703,282	1,709,054
Multi-family	47	751	1,240	—	2,038	1,316,105	1,318,143
Construction	—	—	2,517	—	2,517	307,139	309,656
Total mortgage loans	10,164	8,593	19,126	—	37,883	4,562,079	4,599,962
Commercial loans	1,108	—	28,527	—	29,635	1,449,510	1,479,145
Consumer loans	2,762	441	2,996	—	6,199	549,857	556,056
Total gross loans	$14,034	9,034	50,649	—	73,717	6,561,446	6,635,163

	December 31, 2015
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$8,983	5,434	12,031	—	26,448	1,227,588	1,254,036
Commercial	1,732	543	1,263	—	3,538	1,711,385	1,714,923
Multi-family	763	506	742	—	2,011	1,231,781	1,233,792
Construction	—	—	2,351	—	2,351	329,298	331,649
Total mortgage loans	11,478	6,483	16,387	—	34,348	4,500,052	4,534,400
Commercial loans	632	801	23,875	165	25,473	1,407,974	1,433,447
Consumer loans	3,603	1,194	4,109	—	8,906	557,269	566,175
Total gross loans	$15,713	8,478	44,371	165	68,727	6,465,295	6,534,022

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $50.6 million and $44.4 million at March 31, 2016 and December 31, 2015, respectively. Included in non-accrual loans were $13.1 million and $18.3 million of loans which were less than 90 days past due at March 31, 2016 and December 31, 2015, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2016. At December 31, 2015, there was one commercial loan for $165,000 which was ninety days or greater past due and still accruing interest. This loan was past due for maturity and well secured at December 31, 2015, and subsequent to the end of the year was renewed by the Company.
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
At March 31, 2016, there were 151 impaired loans totaling $54.2 million. Included in this total were 119 TDRs related to 117 borrowers totaling $25.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2016. At December 31, 2015, there were 148 impaired loans totaling $50.9 million. Included in this total were 122 TDRs to 120 borrowers totaling $26.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2015.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	March 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$26,688	25,186	2,319	54,193
Collectively evaluated for impairment	4,573,274	1,453,959	553,737	6,580,970
Total gross loans	$4,599,962	1,479,145	556,056	6,635,163

	December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$26,743	21,756	2,368	50,867
Collectively evaluated for impairment	4,507,657	1,411,691	563,807	6,483,155
Total gross loans	$4,534,400	1,433,447	566,175	6,534,022

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Total
Individually evaluated for impairment	$2,167	2,796	90	5,053	5,053
Collectively evaluated for impairment	28,682	25,459	2,997	57,138	57,138
Total gross loans	$30,849	28,255	3,087	62,191	62,191

	December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Total
Individually evaluated for impairment	$2,086	91	94	2,271	2,271
Collectively evaluated for impairment	30,008	25,738	3,407	59,153	59,153
Total gross loans	$32,094	25,829	3,501	61,424	61,424
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
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2016 and 2015 along with their balances immediately prior to the modification date and post-modification as of March 31, 2016 and 2015. There were no loans modified as TDRs during the three months ended March 31, 2106.

	For the three months ended
	March 31, 2016			March 31, 2015
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	$—	2	$322	$321
Construction	—	—	—	1	2,600	347
Total mortgage loans	—	—	—	3	2,922	668
Commercial loans	—	—	—	4	6,659	6,898
Consumer loans	—	—	—	1	44	42
Total restructured loans	—	$—	$—	8	$9,625	$7,608
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three months ended March 31, 2015 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding table for the three months ended March 31, 2015. The allowance for loan losses associated with the TDRs presented in the preceding table for the three months ended March 31, 2015 totaled $31,000 and was included in the allowance for loan losses for loans individually evaluated for impairment.
For the three months ended March 31, 2015, the TDRs had a weighted average modified interest rate of approximately 5.90%, compared to a rate of 5.83% prior to modification.

The following table presents loans modified as TDRs within the 12 month periods ending March 31, 2016 and 2015, and for which there was a payment default (90 days or more past due) within the respective one year period:

	March 31, 2016		March 31, 2015
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Construction	1	$2,517	—	$—
Total mortgage loans	1	2,517	—	—
Commercial loans	4	6,809	—	$—
Total restructured loans	5	$9,326	—	$—

TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. As part of the May 30, 2014 acquisition of Team Capital, $5.2 million of the loans acquired were determined to be PCI loans. At the date of acquisition, PCI loans were accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses.
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
PCI loans declined $750,000 to $2.7 million at March 31, 2016, from $3.4 million at December 31, 2015. The decrease from December 31, 2015, was largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $280,000 and a $76,000 increase in interest income for the three months ended March 31, 2016 and 2015, respectively, due to the acceleration of accretable and non-accretable discounts on these loans.
The following table summarizes the changes in the accretable yield for PCI loans during the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$676	$695
Acquisition	—	—
Accretion	(421)	(198)
Reclassification from non-accretable discount	248	184
Ending balance	$503	$681

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2016
Balance at beginning of period	$32,094	25,829	3,501	61,424	—	61,424
Provision charged to operations	(1,193)	2,958	(265)	1,500	—	1,500
Recoveries of loans previously charged-off	172	91	316	579	—	579
Loans charged-off	(224)	(623)	(465)	(1,312)	—	(1,312)
Balance at end of period	$30,849	28,255	3,087	62,191	—	62,191

2015
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	1,038	(477)	284	845	(245)	600
Recoveries of loans previously charged-off	65	215	211	491	—	491
Loans charged-off	(194)	(422)	(1,099)	(1,715)	—	(1,715)
Balance at end of period	$32,886	23,697	4,277	60,860	250	61,110

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	March 31, 2016					December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$11,046	8,121	—	8,148	106	12,144	8,799	—	9,079	451
Commercial	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,505	—	2,358	2,351	—	1,170	16
Total	13,599	10,638	—	10,653	106	14,502	11,150	—	10,249	467
Commercial loans	15,198	14,570	—	14,672	—	23,754	21,144	—	21,875	747
Consumer loans	1,543	1,046	—	1,066	24	1,560	1,082	—	1,121	48
Total impaired loans	$30,340	26,254	—	26,391	130	39,816	33,376	—	33,245	1,262

Loans with an allowance recorded
Mortgage loans:
Residential	$15,889	14,826	1,989	14,865	147	14,997	14,353	1,901	14,500	505
Commercial	1,224	1,224	178	1,232	15	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	17,113	16,050	2,167	16,097	162	16,237	15,593	2,086	15,861	568
Commercial loans	12,709	10,616	2,796	10,770	12	612	612	91	807	52
Consumer loans	1,284	1,273	90	1,279	16	1,297	1,286	94	1,312	67
Total impaired loans	$31,106	27,939	5,053	28,146	190	18,146	17,491	2,271	17,980	687

Total impaired loans
Mortgage loans:
Residential	$26,935	22,947	1,989	23,013	253	27,141	23,152	1,901	23,579	956
Commercial	1,224	1,224	178	1,232	15	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,505	—	2,358	2,351	—	1,170	16
Total	30,712	26,688	2,167	26,750	268	30,739	26,743	2,086	26,110	1,035
Commercial loans	27,907	25,186	2,796	25,442	12	24,366	21,756	91	22,682	799
Consumer loans	2,827	2,319	90	2,345	40	2,857	2,368	94	2,433	115
Total impaired loans	$61,446	54,193	5,053	54,537	320	57,962	50,867	2,271	51,225	1,949
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $5.1 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, impaired loans for which there was no related allowance for loan losses totaled $26.3 million and $33.4 million , respectively. The average balance of impaired loans during the three months ended March 31, 2016 was $54.5 million.

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
Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At March 31, 2016
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,491	27,574	—	—	32,065	56,931	441	89,437
Substandard	14,063	12,652	1,991	2,517	31,223	36,005	2,942	70,170
Doubtful	—	—	—	—	—	4,002	—	4,002
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	18,554	40,226	1,991	2,517	63,288	96,938	3,383	163,609
Pass/Watch	1,244,555	1,668,828	1,316,152	307,139	4,536,674	1,382,207	552,673	6,471,554
Total	$1,263,109	1,709,054	1,318,143	309,656	4,599,962	1,479,145	556,056	6,635,163

	At December 31, 2015
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,434	29,363	1,080	—	35,877	76,464	1,194	113,535
Substandard	12,031	19,451	1,248	2,351	35,081	38,654	4,054	77,789
Doubtful	—	—	—	—	—	8	—	8
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	17,465	48,814	2,328	2,351	70,958	115,126	5,248	191,332
Pass/Watch	1,236,571	1,666,109	1,231,464	329,298	4,463,442	1,318,321	560,927	6,342,690
Total	$1,254,036	1,714,923	1,233,792	331,649	4,534,400	1,433,447	566,175	6,534,022
Note 5. Deposits
Deposits at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Savings	$1,005,430	985,478
Money market	1,546,619	1,468,352
NOW	1,621,395	1,540,894
Non-interest bearing	1,185,800	1,189,542
Certificates of deposit	795,618	739,721
Total deposits	$6,154,862	5,923,987
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
In addition to pension benefits, certain health care and life insurance benefits are currently made available to certain of the Bank’s retired employees. The costs of such benefits are accrued based on actuarial assumptions from the date of hire to the date the employee is fully eligible to receive the benefits. Effective January 1, 2003, eligibility for retiree health care benefits was frozen as to new entrants and benefits were eliminated for employees with less than ten years of service as of December 31, 2002. Effective January 1, 2007, eligibility for retiree life insurance benefits was frozen as to new entrants and retiree life insurance benefits were eliminated for employees with less than ten years of service as of December 31, 2006.
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2016 and 2015 includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post- retirement benefits
	2016	2015	2016	2015
Service cost	$—	—	38	42
Interest cost	312	284	284	281
Expected return on plan assets	(612)	(633)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss	236	194	—	—
Net periodic benefit (increase) cost	$(64)	(155)	322	323
In its consolidated financial statements for the year ended December 31, 2015, the Company previously disclosed that it does not expect to contribute to the pension plan in 2016. As of March 31, 2016, no contributions have been made to the pension plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2016 were calculated using the actual January 1, 2016 pension and other post-retirement benefits valuations.
Note 7. Impact of Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) No. 2016-09, "Compensation - Stock Compensation (Topic 718)."  The objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under this ASU, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur.  Within the Cash Flow Statement, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued (ASU No. 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company's consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations, Simplifying the Accounting for Measurement - Period Adjustments."  The amendments in this update apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized.  In these cases, the acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years.  The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2016 and December 31, 2015.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2016 and December 31, 2015.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2016 and December 31, 2015.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,047	8,047	—	—
Agency obligations	79,600	79,600	—	—
Mortgage-backed securities	886,641	—	886,641	—
State and municipal obligations	4,322	—	4,322	—
Corporate obligations	5,075	—	5,075	—
Equity securities	521	521	—	—
Total securities available for sale	984,206	88,168	896,038	—
Derivative assets	14,407	—	14,407	—
	$998,613	88,168	910,445	—

Derivative liabilities	$15,565	—	15,565	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$10,136	—	—	10,136
Foreclosed assets	11,029	—	—	11,029
	$21,165	—	—	21,165

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,004	8,004	—	—
Agency obligations	82,330	82,330	—	—
Mortgage-backed securities	863,861	—	863,861	—
State and municipal obligations	4,308	—	4,308	—
Corporate obligations	5,512	—	5,512	—
Equity securities	519	519	—	—
	$964,534	90,853	873,681	—
Derivative assets	6,854	—	6,854	—
	$971,388	90,853	880,535	—

Derivative liabilities	$6,745	—	6,745	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$9,481	—	—	9,481
Foreclosed assets	10,546	—	—	10,546
	$20,027	—	—	20,027
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2016.

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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2016 and December 31, 2015. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2016 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$108,111	108,111	108,111	—	—
Securities available for sale:
US Treasury obligations	8,047	8,047	8,047	—	—
Agency obligations	79,600	79,600	79,600	—	—
Mortgage-backed securities	886,641	886,641	—	886,641	—
State and municipal obligations	4,322	4,322	—	4,322	—
Corporate obligations	5,075	5,075	—	5,075	—
Equity securities	521	521	521	—	—
Total securities available for sale	$984,206	984,206	88,168	896,038	—
Investment securities held to maturity:
Agency obligations	4,197	4,205	4,205	—	—
Mortgage-backed securities	1,403	1,458	—	1,458	—
State and municipal obligations	457,427	475,733	—	475,733	—
Corporate obligations	9,907	9,953	—	9,953	—
Total securities held to maturity	$472,934	491,349	4,205	487,144	—
FHLBNY stock	72,135	72,135	72,135	—	—
Loans, net of allowance for loan losses	6,575,936	6,557,405	—	—	6,557,405
Derivative assets	14,407	14,407	—	14,407	—

Financial liabilities:
Deposits other than certificates of deposits	$5,359,244	5,359,244	5,359,244	—	—
Certificates of deposit	795,618	797,686	—	797,686	—
Total deposits	$6,154,862	6,156,930	5,359,244	797,686	—
Borrowings	1,570,141	1,587,301	—	1,587,301	—
Derivative liabilities	15,565	15,565	—	15,565	—

		Fair Value Measurements at December 31, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$102,226	102,226	102,226	—	—
Securities available for sale:
US Treasury obligations	8,004	8,004	8,004	—	—
Agency obligations	82,330	82,330	82,330	—	—
Mortgage-backed securities	863,861	863,861	—	863,861	—
State and municipal obligations	4,308	4,308	—	4,308	—
Corporate obligations	5,512	5,512	—	5,512	—
Equity securities	519	519	519	—	—
Total securities available for sale	$964,534	964,534	90,853	873,681	—
Investment securities held to maturity:
Agency obligations	$4,096	4,097	4,097	—	—
Mortgage-backed securities	1,597	1,658	—	1,658	—
State and municipal obligations	458,062	472,661	—	472,661	—
Corporate obligations	9,929	9,915	—	9,915	—
Total securities held to maturity	$473,684	488,331	4,097	484,234	—
FHLBNY stock	78,181	78,181	78,181	—	—
Loans, net of allowance for loan losses	6,476,250	6,509,502	—	—	6,509,502
Derivative assets	6,854	6,854	—	6,854	—

Financial liabilities:
Deposits other than certificates of deposits	$5,184,266	5,184,266	5,184,266	—	—
Certificates of deposit	739,721	742,020	—	742,020	—
Total deposits	$5,923,987	5,926,286	5,184,266	742,020	—
Borrowings	1,707,632	1,726,726	—	1,726,726	—
Derivative liabilities	6,745	6,745	—	6,745	—

Note 9. Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains arising during the period	$11,856	(4,762)	7,094	6,202	(2,491)	3,711
Reclassification adjustment for gains included in net income	(96)	39	(57)	(2)	1	(1)
Total	11,760	(4,723)	7,037	6,200	(2,490)	3,710
Unrealized losses on derivatives (cash flow hedges)	(704)	283	(421)	—	—	—
Amortization related to post-retirement obligations	165	(66)	99	(7)	3	(4)
Total other comprehensive income	$11,221	(4,506)	6,715	6,193	(2,487)	3,706
The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2016 and 2015 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax For the three months ended March 31,
	2016				2015
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31,	$3,951	(6,424)	(73)	(2,546)	7,743	(7,714)	29
Current - period other comprehensive income	7,037	99	(421)	6,715	3,710	(4)	3,706
Balance at March 31,	$10,988	(6,325)	(494)	4,169	11,453	(7,718)	3,735

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three months ended March 31, 2016 and 2015 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2016	2015
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$96	2	Net gain on securities transactions
	(39)	(1)	Income tax expense
	57	1	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	236	194	Compensation and employee benefits (1)
	(95)	(79)	Income tax expense
	141	115	Net of tax
Total reclassifications	$198	116	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial banking borrower is collateralized by the borrower's property financed by the Company. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2016 and December 31, 2015, the Company had 26 interest rate swaps with an aggregate notional amount of $414.2 million and 23 interest rate swaps with an aggregate notional amount of $391.4 million, respectively, related to this program. .
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives are recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2015. During the three months ended March 31, 2016, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $336,000 will be reclassified as an increase to interest expense. As of March 31, 2016, the Company had one outstanding interest rate derivative with a notional amount of $40.0 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015 (in thousands):

	At March 31, 2016
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$14,399	Other liabilities	$14,714
Credit contracts	Other assets	8		26
Total derivatives not designated as hedging instruments		$14,407		$14,740

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$825
Total derivatives designated as a hedging instrument		$—		$825

	At December 31, 2015
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$6,849	Other liabilities	$6,623
Credit contracts	Other assets	5		—
Total derivatives not designated as hedging instruments		$6,854		$6,623

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$122
Total derivatives designated as a hedging instrument		$—		$122
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2016 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2016	March 31, 2015
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(540)	$(65)
Credit contracts	Other income	104	1
Total		$(436)	$(64)

Derivatives designated as a hedging instruments:
Interest Rate Products	Other income	$(145)	$—
Total		$(145)	$—
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
As of March 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest, was $15.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $14.3 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 8 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three months ended March 31, 2016 and 2015.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at March 31, 2016.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND DECEMBER 31, 2015
Total assets increased $114.5 million to $9.03 billion at March 31, 2016, from $8.91 billion at December 31, 2015, primarily due to a $100.5 million increase in total loans and a $12.9 million increase in total investments.
Total loans increased $100.5 million, or 1.5%, to $6.64 billion at March 31, 2016, from $6.54 billion at December 31, 2015. Loan originations totaled $646.8 million and loan purchases totaled $28.6 million for the three months ended March 31, 2016. The loan portfolio had net increases of $84.2 million in multi-family mortgage loans, $45.7 million in commercial loans and $8.5 million in residential mortgage loans, partially offset by net decreases of $22.0 million in construction loans, $10.1 million in consumer loans and $5.9 million in commercial mortgage loans. Commercial real estate, commercial and construction loans represented 72.6% of the loan portfolio at March 31, 2016, compared to 72.1% at December 31, 2015.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at March 31, 2016 was $6.1 million. Of this total, 3 loans totaling $1.0 million were 90 days or more delinquent. These loans were allocated total loss reserves of $70,000.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $232.9 million and $180.9 million, respectively, at March 31, 2016. No SNCs were 90 days or more delinquent at March 31, 2016.
The Company had outstanding junior lien mortgages totaling $241.1 million at March 31, 2016. Of this total, 24 loans totaling $1.9 million were 90 days or more delinquent. These loans were allocated total loss reserves of $474,000.

At March 31, 2016, the Company had outstanding indirect marine loans totaling $16.8 million. No marine loans were 90 days or more delinquent at March 31, 2016. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Mortgage loans:
Residential	$14,063	12,031
Commercial	1,306	1,263
Multi-family	1,240	742
Construction	2,517	2,351
Total mortgage loans	19,126	16,387
Commercial loans	28,527	23,875
Consumer loans	2,996	4,109
Total non-performing/non-accrual loans	50,649	44,371
Total non-performing/accruing loans - 90 days or more delinquent	—	165
Total non-performing loans	50,649	44,536
Foreclosed assets	11,029	10,546
Total non-performing assets	$61,678	55,082
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Mortgage loans:
Residential	$4,491	5,434
Commercial	3,351	543
Multi-family	751	506
Total mortgage loans	8,593	6,483
Commercial loans	—	801
Consumer loans	441	1,194
Total 60-89 day delinquent loans	$9,034	8,478
At March 31, 2016, the allowance for loan losses totaled $62.2 million, or 0.94% of total loans, compared with $61.4 million, or 0.94% of total loans at December 31, 2015. Total non-performing loans were $50.6 million, or 0.76% of total loans at March 31, 2016, compared to $44.5 million, or 0.68% of total loans at December 31, 2015. The $6.1 million increase in non-performing loans consisted of a $4.5 million increase in non-performing commercial loans, a $2.0 million increase in non-performing residential mortgage loans, a $498,000 increase in non-performing multi-family loans and a $166,000 increase in non-performing construction loans, partially offset by a $1.1 million decrease in non-performing consumer loans. Non-performing loans do not include $2.7 million of purchased credit impaired ("PCI") loans acquired from Team Capital.
At March 31, 2016, the Company held $11.0 million of foreclosed assets, compared with $10.5 million at December 31, 2015. During the quarter ended March 31, 2016, there were eight additions to foreclosed assets with a carrying value of $1.5 million and seven properties sold with a carrying value of $875,000. Foreclosed assets at March 31, 2016, consisted primarily of $5.8 million of residential real estate, $5.1 million of commercial real estate and $156,000 of marine vessels.
Non-performing assets totaled $61.7 million, or 0.68% of total assets at March 31, 2016, compared to $55.1 million, or 0.62% of total assets at December 31, 2015.
Total investments increased $12.9 million, or 0.85%, to $1.53 billion at March 31, 2016, from $1.52 billion at December 31, 2015, largely due to purchases of mortgage-backed and municipal securities and an increase in unrealized gains on securities available for sale, partially offset by principal repayments on mortgage-backed securities, maturities of municipal and agency bonds and sales of certain mortgage-backed securities.

Total deposits increased $230.9 million, or 3.9%, during the three months ended March 31, 2016, to $6.15 billion. Total core deposits, which consist of savings and demand deposit accounts, increased $175.0 million to $5.36 billion at March 31, 2016, while time deposits increased $55.9 million to $795.6 million at March 31, 2016. The increase in core deposits was largely attributable to an $80.5 million increase in interest bearing demand deposits, a $78.3 million increase in money market deposits and a $20.0 million increase in savings deposits. The increase in time deposits was primarily due to a $54.5 million increase in brokered certificates of deposits. At March 31, 2016, total brokered deposits were $153.2 million. Core deposits represented 87.1% of total deposits at March 31, 2016, compared to 87.5% at December 31, 2015.
Borrowed funds decreased $137.5 million, or 8.1%, during the three months ended March 31, 2016, to $1.57 billion, as shorter-term wholesale fundings were replaced by net inflows of deposits for the period. Borrowed funds represented 17.4% of total assets at March 31, 2016, a decrease from 19.2% at December 31, 2015.
Stockholders’ equity increased $18.1 million, or 1.5%, during the three months ended March 31, 2016, to $1.21 billion, due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. For the three months ended March 31, 2016, 146,245 shares of common stock were repurchased at an average cost of $18.45 per share, a portion of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At March 31, 2016, 3.2 million shares remained eligible for repurchase under the current authorization. Book value per share and tangible book value per share at March 31, 2016 were $18.47 and $12.00, respectively, compared with $18.26 and $11.75, respectively, at December 31, 2015.
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
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule became effective January 1, 2015. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage capital ratio at 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Company has exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer was effective on January 1, 2016, with a 0.625% requirement, and will continue to be phased in through January 1, 2019, when the full capital requirement will be effective.

As of March 31, 2016, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2016
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 leverage capital	$341,549	4.000%	$341,549	4.000%	$719,094	8.422%
Common equity Tier 1 risk-based capital	306,487	4.500%	349,055	5.125%	719,094	10.558%
Tier 1 risk-based capital	408,650	6.000%	451,217	6.625%	719,094	10.558%
Total risk-based capital	544,866	8.000%	587,434	8.625%	781,439	11.473%

Company:
Tier 1 leverage capital	$341,560	4.000%	$341,560	4.000%	$788,340	9.232%
Common equity Tier 1 risk-based capital	306,496	4.500%	349,065	5.125%	788,340	11.574%
Tier 1 risk-based capital	408,661	6.000%	451,230	6.625%	788,340	11.574%
Total risk-based capital	544,881	8.000%	587,450	8.625%	850,531	12.488%
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
General. The Company reported net income of $21.0 million, or $0.33 per basic and diluted share for the three months ended March 31, 2016, compared to net income of $19.8 million, or $0.32 per basic and diluted share for the three months ended March 31, 2015.
Results of operations for the three months ended March 31, 2016 were favorably impacted by growth in both average loans outstanding and average non-interest bearing deposits, along with growth in wealth management income. These factors helped mitigate the impact of compression in the net interest margin.
Net Interest Income. Total net interest income increased $1.1 million to $63.1 million for the quarter ended March 31, 2016, from $61.9 million for the quarter ended March 31, 2015. For the three months ended March 31, 2016, interest income increased $1.7 million to $74.0 million, from $72.2 million for the three months ended March 31, 2015. Interest expense increased $602,000, or 5.8%, to $10.9 million for the quarter ended March 31, 2016, from $10.3 million for the quarter ended March 31, 2015. The increase in net interest income for the quarter ended March 31, 2016 was primarily due to organic growth in average loans outstanding and an increase in average non-interest bearing demand deposits, partially offset by period-over-period compression in the net interest margin.
The Company’s net interest margin decreased 13 basis points to 3.11% for the quarter ended March 31, 2016, from 3.24% for the quarter ended March 31, 2015. The weighted average yield on interest-earning assets decreased 12 basis points to 3.66% for the quarter ended March 31, 2016, compared with 3.78% for the quarter ended March 31, 2015, while the weighted average cost of interest-bearing liabilities increased one basis point to 0.68% for the quarter ended March 31, 2016, compared with 0.67% for the first quarter of 2015. The average cost of interest bearing deposits for the quarter ended March 31, 2016 was 0.32%, a one basis point increase from the quarter ended March 31, 2015. Average non-interest bearing demand deposits increased $133.6 million to $1.19 billion for the quarter ended March 31, 2016, compared with $1.05 billion for the quarter ended March 31, 2015. The average cost of borrowed funds for the quarter ended March 31, 2016 was 1.71%, compared with 1.82% for the same period last year.
Interest income on loans secured by real estate increased $944,000 to $44.2 million for the three months ended March 31, 2016, from $43.3 million for the three months ended March 31, 2015. Commercial loan interest income increased $1.5 million to $15.0 million for the three months ended March 31, 2016, from $13.4 million for the three months ended March 31, 2015. Consumer loan interest income decreased $158,000 to $5.6 million for the three months ended March 31, 2016, from $5.8 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, the average balance of total loans increased $475.0 million to $6.50 billion, from $6.03 billion for the same period in 2015. The average loan yield for the three months ended March 31, 2016 decreased 19 basis points to 3.97%, from 4.16% for the same period in 2015.
The average yield on total securities decreased to 2.36% for the three months ended March 31, 2016, compared with 2.38% for the same period in 2015.

Interest income on investment securities held to maturity decreased $65,000, or 1.9%, to $3.3 million for the quarter ended March 31, 2016, compared to the same period last year. Average investment securities held to maturity increased $756,000 to $474.1 million for the quarter ended March 31, 2016, from $473.4 million for the same period last year.
Interest income on securities available for sale and FHLBNY stock decreased $521,000, or 8.3%, to $5.8 million for the quarter ended March 31, 2016, from $6.3 million for the quarter ended March 31, 2015. The average balance of securities available for sale and FHLBNY stock decreased $98.9 million to $1.04 billion for the three months ended March 31, 2016, from $1.14 billion for the same period in 2015.
Interest expense on deposit accounts increased $233,000, or 6.5%, to $3.8 million for the quarter ended March 31, 2016, from $3.6 million for the quarter ended March 31, 2015. The average cost of interest bearing deposits increased one basis point to 0.32% for the three months ended March 31, 2016, compared to same period last year. For the three months ended March 31, 2016, average interest bearing core deposits increased $115.1 million to $4.04 billion, from $3.93 billion for the same period in 2015. Average time deposit account balances decreased $35.0 million, to $774.2 million for the quarter ended March 31, 2016, from $809.3 million for the quarter ended March 31, 2015.
Interest expense on borrowed funds increased $369,000, or 5.5%, to $7.1 million for the quarter ended March 31, 2016, from $6.7 million for the quarter ended March 31, 2015. The average cost of borrowings decreased to 1.71% for the three months ended March 31, 2016, from 1.82% for the three months ended March 31, 2015. Average borrowings increased $176.2 million, or 11.8%, to $1.67 billion for the quarter ended March 31, 2016, from $1.49 billion for the quarter ended March 31, 2015.
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
The Company recorded a $1.5 million provision for loan losses for the three months ended March 31, 2016, compared with a $600,000 provision for loan losses recorded for the same period in 2015. For the three months ended March 31, 2016, the Company had net charge-offs of $734,000, compared with net charge-offs of $1.2 million for the three months ended March 31, 2015. At March 31, 2016, the Company’s allowance for loan losses was $62.2 million, or 0.94% of total loans, compared with $61.4 million, or 0.94% of total loans at December 31, 2015.
Non-Interest Income. For the three months ended March 31, 2016, non-interest income totaled $13.0 million, an increase of $2.7 million, or 26.4%, compared to $10.3 million for the same period in 2015. Wealth management income increased $1.8 million, to $4.3 million for the three months ended March 31, 2016, compared to $2.6 million for the same period in 2015. The increase in wealth management income was primarily attributable to fees earned from assets under management acquired in the MDE transaction, which closed on April 1, 2015. Other income increased $477,000 for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to a $204,000 gain recognized on the sale of deposits resulting from a strategic branch divestiture and an increase in net gains on loan sales, partially offset by a decrease in net fees on loan-level interest rate swap transactions. Also contributing to the increase in non-interest income, fee income for the three months ended March 31, 2016, increased $407,000 to $6.5 million, compared to $6.1 million for the same period in 2015. This increase was largely due to a $481,000 increase in ATM and debit card revenue and a $343,000 increase in deposit related fees, partially offset by a $548,000 decrease in prepayment fees on commercial loans. Net gains on securities transactions increased $94,000 for the three months ended March 31, 2016, compared to the same period in 2015.
Non-Interest Expense. For the three months ended March 31, 2016, non-interest expense increased $1.4 million to $44.9 million, compared to the three months ended March 31, 2015. Compensation and benefits expense increased $1.8 million to $26.0 million for the three months ended March 31, 2016, compared to $24.2 million for the same period in 2015. This increase was principally due to an increase in salary expense associated with new employees added as a result of the MDE acquisition, additional salary expense related to annual merit increases and an increase in employee medical and retirement benefit costs, partially offset by lower stock-based compensation expense. Data processing expenses increased $218,000 to $3.2 million for the three months ended March 31, 2016, compared to the same period in 2015, largely due to an increase in software maintenance expense and electronic banking costs. Partially offsetting these increases in non-interest expense, net occupancy costs decreased $738,000 to $6.4 million for the three months ended March 31, 2016, compared to $7.2 million for the three months ended March 31, 2015, primarily due to a decrease in seasonal expenses resulting from a milder winter, combined with decreases in facilities and equipment maintenance expenses. Also, other operating expenses decreased $168,000 to $6.0 million for the three months ended March 31,

2016, compared to the same period in 2015, principally due to a decrease in attorney fees, a portion of which were related to the Company's asset recovery activities, partially offset by increases in business development and personnel recruitment expenses.
Income Tax Expense. For the three months ended March 31, 2016, the Company’s income tax expense was $8.7 million, compared to $8.4 million, for the three months ended March 31, 2015. The increase in income tax expense was a function of growth in pre-tax income for the three months ended March 31, 2016. The Company’s effective tax rates were 29.4% and 29.8% for the three months ended March 31, 2016 and 2015, respectively.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2016 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$245,878	$(5,940)	(2.4)%
Static	251,818	—	—
+100	250,354	(1,464)	(0.6)
+200	248,377	(3,441)	(1.4)
+300	247,228	(4,590)	(1.8)
The preceding table indicates that, as of March 31, 2016, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.8%, or $4.6 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 2.4%, or $5.9 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2016 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,305,986	$612	0.05%	14.2%	(0.5)%
Flat	1,305,374	—	—	14.3	—
+100	1,278,505	(26,869)	(2.1)	14.1	(1.3)
+200	1,235,952	(69,422)	(5.3)	13.7	(3.7)
+300	1,181,117	(124,257)	(9.5)	13.3	(7.1)
The preceding table indicates that as of March 31, 2016, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 9.5%, or $124.3 million. If rates were to decrease 100 basis points, the model forecasts a 0.05%, or $612,000 increase in the present value of equity.
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
There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
January 1, 2016 through January 31, 2016	68,100	$17.98	68,100	3,273,204
February 1, 2016 through February 29, 2016	41,183	18.37	41,183	3,232,021
March 1, 2016 through March 31, 2016	36,962	19.38	36,962	3,195,059
Total	146,245	18.45	146,245

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

10.2
Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated as of December 16, 2015. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.3
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Nesci dated as of December 16, 2015. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.4
Form of Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.5
Form of One-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2016	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2016	By:	/s/ Frank S. Muzio
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

10.2
Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated as of December 16, 2015. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.3
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Nesci dated as of December 16, 2015. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.4
Form of Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.5
Form of One-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers. (Filed as an exhibit to the Company's December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document