Form 10-Q
period 2016-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2016-08-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2016 there were 83,209,293 shares issued and 66,167,385 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 344,029 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2016 (Unaudited) and December 31, 2015
(Dollars in Thousands)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$116,319	$100,899
Short-term investments	1,208	1,327
Total cash and cash equivalents	117,527	102,226
Securities available for sale, at fair value	1,013,539	964,534
Investment securities held to maturity (fair value of $501,435 at June 30, 2016 (unaudited) and $488,331 at December 31, 2015)	478,846	473,684
Federal Home Loan Bank stock	76,310	78,181
Loans	6,780,966	6,537,674
Less allowance for loan losses	60,933	61,424
Net loans	6,720,033	6,476,250
Foreclosed assets, net	10,508	10,546
Banking premises and equipment, net	86,574	88,987
Accrued interest receivable	26,055	25,766
Intangible assets	424,413	426,277
Bank-owned life insurance	185,758	183,057
Other assets	87,191	82,149
Total assets	$9,226,754	$8,911,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,439,943	$4,198,788
Savings deposits	1,055,503	985,478
Certificates of deposit of $100,000 or more	344,291	324,215
Other time deposits	390,149	415,506
Total deposits	6,229,886	5,923,987
Mortgage escrow deposits	28,238	23,345
Borrowed funds	1,665,277	1,707,632
Other liabilities	73,790	60,628
Total liabilities	7,997,191	7,715,592
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,813,618 shares outstanding at June 30, 2016 (unaudited) and 65,489,354 outstanding at December 31, 2015	832	832
Additional paid-in capital	1,003,646	1,000,810
Retained earnings	526,820	507,713
Accumulated other comprehensive income (loss)	7,118	(2,546)
Treasury stock	(268,467)	(269,014)
Unallocated common stock held by the Employee Stock Ownership Plan	(40,386)	(41,730)
Common stock acquired by the Directors’ Deferred Fee Plan	(6,182)	(6,517)
Deferred compensation – Directors’ Deferred Fee Plan	6,182	6,517
Total stockholders’ equity	1,229,563	1,196,065
Total liabilities and stockholders’ equity	$9,226,754	$8,911,657
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2016 and 2015 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income:
Real estate secured loans	$44,916	$43,594	$89,149	$86,883
Commercial loans	15,374	13,669	30,326	27,108
Consumer loans	5,394	5,794	11,030	11,588
Securities available for sale and Federal Home Loan Bank Stock	5,718	5,735	11,498	12,036
Investment securities held to maturity	3,331	3,386	6,662	6,782
Deposits, Federal funds sold and other short-term investments	72	10	114	22
Total interest income	74,805	72,188	148,779	144,419
Interest expense:
Deposits	4,135	3,624	7,956	7,212
Borrowed funds	6,760	6,890	13,844	13,605
Total interest expense	10,895	10,514	21,800	20,817
Net interest income	63,910	61,674	126,979	123,602
Provision for loan losses	1,700	1,100	3,200	1,700
Net interest income after provision for loan losses	62,210	60,574	123,779	121,902
Non-interest income:
Fees	6,711	7,181	13,172	13,235
Wealth management income	4,511	5,097	8,822	7,655
Bank-owned life insurance	1,369	1,317	2,701	2,665
Net gain on securities transactions	1	643	97	645
Other income	1,232	2,704	2,050	3,045
Total non-interest income	13,824	16,942	26,842	27,245
Non-interest expense:
Compensation and employee benefits	25,741	24,414	51,771	48,615
Net occupancy expense	6,068	6,577	12,502	13,749
Data processing expense	3,272	3,159	6,517	6,186
FDIC insurance	1,293	1,272	2,615	2,490
Amortization of intangibles	856	1,124	1,861	2,051
Advertising and promotion expense	901	1,381	1,780	2,142
Other operating expenses	7,766	8,192	13,729	14,323
Total non-interest expense	45,897	46,119	90,775	89,556
Income before income tax expense	30,137	31,397	59,846	59,591
Income tax expense	8,781	9,601	17,517	17,993
Net income	$21,356	$21,796	$42,329	$41,598
Basic earnings per share	$0.34	$0.35	$0.67	$0.66
Weighted average basic shares outstanding	63,553,694	62,894,213	63,452,393	62,784,655
Diluted earnings per share	$0.34	$0.35	$0.67	$0.66
Weighted average diluted shares outstanding	63,726,513	63,044,965	63,623,134	62,943,563

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2016 and 2015 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$21,356	$21,796	$42,329	$41,598
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	2,979	(4,929)	10,073	(1,218)
Reclassification adjustment for gains included in net income	—	(385)	(57)	(386)
Total	2,979	(5,314)	10,016	(1,604)
Unrealized losses on derivatives	(170)	—	(591)	—
Amortization related to post-retirement obligations	140	116	239	112
Total other comprehensive income (loss)	2,949	(5,198)	9,664	(1,492)
Total comprehensive income	$24,305	$16,598	$51,993	$40,106
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2016 and 2015 (Unaudited)
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2016 and 2015 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065
Net income	—	—	42,329	—	—	—	—	—	42,329
Other comprehensive income, net of tax	—	—	—	9,664	—	—	—	—	9,664
Cash dividends declared	—	—	(23,222)	—	—	—	—	—	(23,222)
Distributions from DDFP	—	59	—	—	—	—	335	(335)	59
Purchases of treasury stock	—	—	—	—	(2,702)	—	—	—	(2,702)
Shares issued dividend reinvestment plan	—	95	—	—	656	—	—	—	751
Stock option exercises	—	37	—	—	2,593	—	—	—	2,630
Allocation of ESOP shares	—	186	—	—	—	1,344	—	—	1,530
Allocation of SAP shares	—	2,371	—	—	—	—	—	—	2,371
Allocation of stock options	—	88	—	—	—	—	—	—	88
Balance at June 30, 2016	$832	$1,003,646	$526,820	$7,118	$(268,467)	$(40,386)	$(6,182)	$6,182	$1,229,563
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2016 and 2015 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,329	$41,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,585	6,886
Provision for loan losses	3,200	1,700
Deferred tax expense	112	2,197
Increase in cash surrender value of Bank-owned life insurance	(2,701)	(2,665)
Net amortization of premiums and discounts on securities	5,037	5,397
Accretion of net deferred loan fees	(1,627)	(1,905)
Amortization of premiums on purchased loans, net	514	564
Net increase in loans originated for sale	(7,750)	(4,713)
Proceeds from sales of loans originated for sale	8,457	5,214
Proceeds from sales of foreclosed assets	2,501	2,277
ESOP expense	1,530	1,390
Allocation of stock award shares	1,495	2,452
Allocation of stock options	88	128
Net gain on sale of loans	(707)	(501)
Net gain on securities transactions	(97)	(645)
Net (gain) loss on sale of premises and equipment	(4)	6
Net gain on sale of foreclosed assets	(235)	(140)
Decrease (increase) in accrued interest receivable	289	(400)
Increase in other assets	(15,156)	(11,052)
Increase in other liabilities	13,162	4,270
Net cash provided by operating activities	57,022	52,058
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	17,336	16,581
Purchases of investment securities held to maturity	(23,930)	(20,443)
Proceeds from sales of securities	2,193	14,005
Proceeds from maturities, calls and paydowns of securities available for sale	92,819	96,155
Purchases of securities available for sale	(130,788)	(73,120)
Net decrease (increase) in Federal Home Loan Bank stock	1,871	(8,103)
Net cash and cash equivalents paid in acquisition	—	(25,613)
Purchases of loans	(28,590)	(49,762)
Net increase in loans	(216,119)	(176,873)
Proceeds from sales of premises and equipment	4	—
Purchases of premises and equipment	(2,411)	(3,222)
Net cash used in investing activities	(287,615)	(230,395)
Cash flows from financing activities:
Net increase in deposits	305,899	21,698
Increase in mortgage escrow deposits	4,893	4,321
Purchases of treasury stock	(2,702)	(1,933)
Cash dividends paid to stockholders	(23,222)	(21,297)
Shares issued through the dividend reinvestment plan	751	729

	Six months ended June 30,
	2016	2015
Stock options exercised	2,630	1,065
Proceeds from long-term borrowings	251,652	329,937
Payments on long-term borrowings	(295,336)	(157,096)
Net increase in short-term borrowings	1,329	1,883
Net cash provided by financing activities	245,894	179,307
Net increase in cash and cash equivalents	15,301	970
Cash and cash equivalents at beginning of period	102,226	103,762
Cash and cash equivalents at end of period	$117,527	$104,732
Cash paid during the period for:
Interest on deposits and borrowings	$21,821	$20,323
Income taxes	$15,676	$18,356
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$2,529	$5,127
Acquisition:
Non-cash assets acquired:
Goodwill and other intangible assets, net	$—	$29,953
Other assets	—	112
Total non-cash assets acquired	$—	$30,065
Liabilities assumed:
Other Liabilities	$—	$366
Total liabilities assumed	$—	$366

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
In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and the consolidated statements of income for the periods presented. Actual results could differ from these estimates. The allowance for loan losses, the valuation of securities available for sale and the valuation of deferred tax assets are material estimates that are particularly susceptible to near-term change.
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for all of 2016.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2016			2015
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$21,356			$21,796
Basic earnings per share:
Income available to common stockholders	$21,356	63,553,694	$0.34	$21,796	62,894,213	$0.35
Dilutive shares		172,819			150,752
Diluted earnings per share:
Income available to common stockholders	$21,356	63,726,513	$0.34	$21,796	63,044,965	$0.35

	Six months ended June 30,
	2016			2015
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$42,329			$41,598
Basic earnings per share:
Income available to common stockholders	$42,329	63,452,393	$0.67	$41,598	62,784,655	$0.66
Dilutive shares		170,741			158,908
Diluted earnings per share:
Income available to common stockholders	$42,329	63,623,134	$0.67	$41,598	62,943,563	$0.66
Anti-dilutive stock options and awards at June 30, 2016 and 2015, totaling 580,314 shares and 693,721 shares, respectively, were excluded from the earnings per share calculations.
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
The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results. In accordance with the acquisition agreement and based upon the Company's projection of future revenue, no contingent consideration liability was required at June 30, 2016.
Note 3. Investment Securities
At June 30, 2016, the Company had $1.01 billion and $478.8 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of June 30, 2016 totaled 28, compared with 163 at December 31, 2015. All securities with unrealized losses at June 30, 2016 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of June 30, 2016, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,000	54	—	8,054
Agency obligations	72,228	359	—	72,587
Mortgage-backed securities	901,392	22,498	(37)	923,853
State and municipal obligations	4,173	214	—	4,387
Corporate obligations	4,015	124	(12)	4,127
Equity securities	397	134	—	531
	$990,205	23,383	(49)	1,013,539

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,006	—	(2)	8,004
Agency obligations	82,396	82	(148)	82,330
Mortgage-backed securities	857,430	9,828	(3,397)	863,861
State and municipal obligations	4,193	115	—	4,308
Corporate obligations	5,516	6	(10)	5,512
Equity securities	397	122	—	519
	$957,938	10,153	(3,557)	964,534
The amortized cost and fair value of securities available for sale at June 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2016
	Amortized cost	Fair value
Due in one year or less	$32,517	32,579
Due after one year through five years	49,959	50,310
Due after five years through ten years	5,940	6,266
Due after ten years	—	—
	$88,416	89,155
Mortgage-backed securities totaling $901.4 million at amortized cost and $923.9 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $531,000 at fair value.
No securities were sold from the available for sale portfolio during the three months ended June 30, 2016. For the same period last year, proceeds from sales on securities available for sale were $14.0 million resulting in gross gains of $643,000 and no gross losses.
For the six months ended June 30, 2016, proceeds from the sale of securities available for sale were $2.2 million, resulting in gross gains of $95,000 and no gross losses. For the same period last year, proceeds from the sale of securities available for sale were $14.0 million, resulting in gross gains of $643,000 and no gross losses. For the six months ended June 30, 2016, there were no calls of securities in the available for sale portfolio. For the same period last year, proceeds from calls on securities available for sale totaled $465,000, resulting in gross gains of $2,000 and no gross losses.
The Company did not incur an OTTI charge on securities in the available for sale portfolio for the six months ended June 30, 2016 and 2015.
The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$3,221	(27)	8,908	(10)	12,129	(37)
Corporate obligations	—	—	989	(12)	989	(12)
	$3,221	(27)	9,897	(22)	13,118	(49)

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$8,004	(2)	—	—	8,004	(2)
Agency obligations	59,197	(148)	—	—	59,197	(148)
Mortgage-backed securities	327,263	(2,427)	47,911	(970)	375,174	(3,397)
Corporate obligations	500	—	992	(10)	1,492	(10)
	$394,964	(2,577)	48,903	(980)	443,867	(3,557)
The temporary loss position associated with certain securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2016, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at June 30, 2016 totaled 7, compared with 64 at December 31, 2015. At June 30, 2016, there were three private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $1.8 million and an unrealized loss of $26,000. One of these private label mortgage-backed securities was below investment grade at June 30, 2016.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the six months ended June 30, 2016. The Company believes that no other-than-temporary impairment of the securities available for sale portfolio existed for the three and six months ended June 30, 2016.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$3,707	10	—	3,717
Mortgage-backed securities	1,192	49	—	1,241
State and municipal obligations	464,556	22,618	(137)	487,037
Corporate obligations	9,391	52	(3)	9,440
	$478,846	22,729	(140)	501,435

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,096	9	(8)	4,097
Mortgage-backed securities	1,597	61	—	1,658
State and municipal obligations	458,062	15,094	(495)	472,661
Corporate obligations	9,929	11	(25)	9,915
	$473,684	15,175	(528)	488,331
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity portfolio for the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016, proceeds from calls on certain securities in the held to maturity portfolio totaled $4.3 million and $14.9 million, respectively, with gross gains recognized of $1,000 and $2,000, respectively and no gross losses in either period. For the three and six months ended June 30, 2015, proceeds from calls of certain securities in the held to maturity portfolio totaled $9.1 million and $13.2 million, respectively, with no gross gains and no gross losses recognized in either period.
The amortized cost and fair value of investment securities in the held to maturity portfolio at June 30, 2016 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2016
	Amortized cost	Fair value
Due in one year or less	$11,723	11,761
Due after one year through five years	52,755	53,903
Due after five years through ten years	229,855	242,268
Due after ten years	183,321	192,262
	$477,654	500,194
Mortgage-backed securities totaling $1.2 million at amortized cost and fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	4,308	(19)	6,876	(118)	11,184	(137)
Corporate obligations	501	(1)	498	(2)	999	(3)
	$4,809	(20)	7,374	(120)	12,183	(140)

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,244	(6)	278	(2)	1,522	(8)
State and municipal obligations	24,266	(165)	17,746	(330)	42,012	(495)
Corporate obligations	5,840	(18)	744	(7)	6,584	(25)
	$31,350	(189)	18,768	(339)	50,118	(528)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of June 30, 2016, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of held to maturity securities in an unrealized loss position at June 30, 2016 totaled 21, compared with 99 at December 31, 2015. The decrease in the number of securities in an unrealized loss position at June 30, 2016, was largely due to a decrease in market interest rates from December 31, 2015. All temporarily impaired investment securities were investment grade at June 30, 2016.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Mortgage loans:
Residential	$1,243,496	1,254,036
Commercial	1,796,487	1,714,923
Multi-family	1,381,814	1,233,792
Construction	298,974	331,649
Total mortgage loans	4,720,771	4,534,400
Commercial loans	1,508,616	1,433,447
Consumer loans	550,171	566,175
Total gross loans	6,779,558	6,534,022
Purchased credit-impaired loans	2,418	3,435
Premiums on purchased loans	5,729	5,740
Unearned discounts	(39)	(41)
Net deferred fees	(6,700)	(5,482)
Total loans	$6,780,966	6,537,674
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	June 30, 2016
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$9,860	2,854	13,146	—	25,860	1,217,636	1,243,496
Commercial	—	1,166	4,280	—	5,446	1,791,041	1,796,487
Multi-family	—	—	1,889	—	1,889	1,379,925	1,381,814
Construction	—	—	2,517	—	2,517	296,457	298,974
Total mortgage loans	9,860	4,020	21,832	—	35,712	4,685,059	4,720,771
Commercial loans	5	4,564	17,974	—	22,543	1,486,073	1,508,616
Consumer loans	2,014	500	3,202	—	5,716	544,455	550,171
Total gross loans	$11,879	9,084	43,008	—	63,971	6,715,587	6,779,558

	December 31, 2015
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$8,983	5,434	12,031	—	26,448	1,227,588	1,254,036
Commercial	1,732	543	1,263	—	3,538	1,711,385	1,714,923
Multi-family	763	506	742	—	2,011	1,231,781	1,233,792
Construction	—	—	2,351	—	2,351	329,298	331,649
Total mortgage loans	11,478	6,483	16,387	—	34,348	4,500,052	4,534,400
Commercial loans	632	801	23,875	165	25,473	1,407,974	1,433,447
Consumer loans	3,603	1,194	4,109	—	8,906	557,269	566,175
Total gross loans	$15,713	8,478	44,371	165	68,727	6,465,295	6,534,022

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $43.0 million and $44.4 million at June 30, 2016 and December 31, 2015, respectively. Included in non-accrual loans were $4.8 million and $18.3 million of loans which were less than 90 days past due at June 30, 2016 and December 31, 2015, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2016. At December 31, 2015, there was one commercial loan for $165,000 which was ninety days or greater past due and still accruing interest. This loan was past due for maturity and well secured at December 31, 2015, and subsequent to the end of the year was renewed by the Company.
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
At June 30, 2016, there were 140 impaired loans totaling $45.3 million. Included in this total were 115 TDRs related to 114 borrowers totaling $21.3 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2016. At December 31, 2015, there were 148 impaired loans totaling $50.9 million. Included in this total were 122 TDRs to 120 borrowers totaling $26.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2015.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	June 30, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$29,236	13,798	2,283	45,317
Collectively evaluated for impairment	4,691,535	1,494,818	547,888	6,734,241
Total gross loans	$4,720,771	1,508,616	550,171	6,779,558

	December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$26,743	21,756	2,368	50,867
Collectively evaluated for impairment	4,507,657	1,411,691	563,807	6,483,155
Total gross loans	$4,534,400	1,433,447	566,175	6,534,022

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$2,146	81	86	2,313
Collectively evaluated for impairment	29,488	26,218	2,914	58,620
Total gross loans	$31,634	26,299	3,000	60,933

	December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$2,086	91	94	2,271
Collectively evaluated for impairment	30,008	25,738	3,407	59,153
Total gross loans	$32,094	25,829	3,501	61,424
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2016 and 2015 along with their balances immediately prior to the modification date and post-modification as of June 30, 2016 and 2015. There were no loans modified as TDRs during the three and six months ended June 30, 2016.

	For the three months ended
	June 30, 2016			June 30, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	$—	3	$1,612	$1,615
Total mortgage loans	—	—	—	3	1,612	1,615
Consumer loans	—	—	—	1	79	77
Total restructured loans	—	$—	$—	4	$1,691	$1,692

	For the six months ended
	June 30, 2016			June 30, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	$—	5	$1,935	$1,934
Construction	—	—	—	1	2,600	910
Total mortgage loans	—	—	—	6	4,535	2,844
Commercial loans	—	—	—	4	6,659	6,903
Consumer loans	—	—	—	2	123	118
Total restructured loans	—	$—	$—	12	$11,317	$9,865
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and six months ended June 30, 2015 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans presented in the preceding table for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2015, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $88,000 and $173,000, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and six months ended June 30, 2015, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.53% and 5.41%, respectively, compared to a rate of 5.41% and 5.80% prior to modification, respectively.
The following table presents loans modified as TDRs within the 12 month periods ending June 30, 2016 and 2015, and for which there was a payment default (90 days or more past due) within the respective one year period:

	June 30, 2016		June 30, 2015
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$252	—	$—
Total mortgage loans	1	252	—	—
Commercial loans	—	—	—	$—
Total restructured loans	1	$252	—	$—
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
Purchased credit-impaired ("PCI") loans are loans acquired at a discount primarily due to deteriorated credit quality. As part of the May 30, 2014 acquisition of Team Capital, $5.2 million of the loans acquired were determined to be PCI loans. At the date of acquisition, PCI loans were accounted for at fair value, based upon the then present value of expected future cash flows, with no related allowance for loan losses.
PCI loans declined $1.0 million to $2.4 million at June 30, 2016, from $3.4 million at December 31, 2015. The decrease from December 31, 2015, was largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $223,000 and a $503,000 increase in interest income for the three and six months ended June 30, 2016, respectively, and a $145,000 and $220,000 increase in interest income for the three and six months ended June 30, 2015, respectively, largely due to the acceleration of accretable and non-accretable discounts on these loans.

The following table summarizes the changes in the accretable yield for PCI loans during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$503	681	676	695
Accretion	(419)	(264)	(840)	(462)
Reclassification from non-accretable discount	244	192	492	376
Ending balance	$328	609	328	609
The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated (1)	Total
2016
Balance at beginning of period	$30,849	28,255	3,087	62,191	—	62,191
Provision charged to operations	497	1,311	(108)	1,700	—	1,700
Recoveries of loans previously charged-off	401	192	220	813	—	813
Loans charged-off	(113)	(3,459)	(199)	(3,771)	—	(3,771)
Balance at end of period	$31,634	26,299	3,000	60,933	—	60,933

2015
Balance at beginning of period	$32,886	23,697	4,277	60,860	250	61,110
Provision charged to operations	317	(202)	845	960	140	1,100
Recoveries of loans previously charged-off	71	660	256	987	—	987
Loans charged-off	(1,450)	(1,315)	(808)	(3,573)	—	(3,573)
Balance at end of period	$31,824	22,840	4,570	59,234	390	59,624

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated (1)	Total
2016
Balance at beginning of period	$32,094	25,829	3,501	61,424	—	61,424
Provision charged to operations	(695)	4,269	(374)	3,200	—	3,200
Recoveries of loans previously charged-off	573	283	537	1,393	—	1,393
Loans charged-off	(338)	(4,082)	(664)	(5,084)	—	(5,084)
Balance at end of period	$31,634	26,299	3,000	60,933	—	60,933

2015
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	1,355	(678)	1,129	1,806	(106)	1,700
Recoveries of loans previously charged-off	136	874	467	1,477	1	1,478
Loans charged-off	(1,644)	(1,737)	(1,907)	(5,288)	—	(5,288)
Balance at end of period	$31,824	22,840	4,570	59,234	390	59,624

 (1) For the year ended December 31, 2015, the Company enhanced its allowance for loan losses process and allocated the previously unallocated allowance using both qualitative and quantitative factors.
The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	June 30, 2016					December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$10,781	8,160	—	8,220	215	12,144	8,799	—	9,079	451
Commercial	3,051	2,989	—	3,016	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,511	—	2,358	2,351	—	1,170	16
Total	16,385	13,666	—	13,747	215	14,502	11,150	—	10,249	467
Commercial loans	16,299	13,591	—	13,768	—	23,754	21,144	—	21,875	747
Consumer loans	1,527	1,023	—	1,051	30	1,560	1,082	—	1,121	48
Total impaired loans	$34,211	28,280	—	28,566	245	39,816	33,376	—	33,245	1,262

Loans with an allowance recorded
Mortgage loans:
Residential	$15,534	14,471	1,977	14,552	277	14,997	14,353	1,901	14,500	505
Commercial	1,099	1,099	169	1,105	24	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	16,633	15,570	2,146	15,657	301	16,237	15,593	2,086	15,861	568
Commercial loans	269	207	81	231	4	612	612	91	807	52
Consumer loans	1,270	1,260	86	1,273	32	1,297	1,286	94	1,312	67
Total impaired loans	$18,172	17,037	2,313	17,161	337	18,146	17,491	2,271	17,980	687

Total impaired loans
Mortgage loans:
Residential	$26,315	22,631	1,977	22,772	492	27,141	23,152	1,901	23,579	956
Commercial	4,150	4,088	169	4,121	24	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,511	—	2,358	2,351	—	1,170	16
Total	33,018	29,236	2,146	29,404	516	30,739	26,743	2,086	26,110	1,035
Commercial loans	16,568	13,798	81	13,999	4	24,366	21,756	91	22,682	799
Consumer loans	2,797	2,283	86	2,324	62	2,857	2,368	94	2,433	115
Total impaired loans	$52,383	45,317	2,313	45,727	582	57,962	50,867	2,271	51,225	1,949
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2.3 million at both June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, impaired loans for which there was no related allowance for loan losses totaled $28.3 million and $33.4 million, respectively. The average balance of impaired loans for the six months ended June 30, 2016 was $45.7 million.
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
Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At June 30, 2016
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,854	20,261	—	—	23,115	44,161	500	67,776
Substandard	13,146	18,208	1,889	2,517	35,760	35,158	3,151	74,069
Doubtful	—	—	—	—	—	488	—	488
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	16,000	38,469	1,889	2,517	58,875	79,807	3,651	142,333
Pass/Watch	1,227,496	1,758,018	1,379,925	296,457	4,661,896	1,428,809	546,520	6,637,225
Total	$1,243,496	1,796,487	1,381,814	298,974	4,720,771	1,508,616	550,171	6,779,558

	At December 31, 2015
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,434	29,363	1,080	—	35,877	76,464	1,194	113,535
Substandard	12,031	19,451	1,248	2,351	35,081	38,654	4,054	77,789
Doubtful	—	—	—	—	—	8	—	8
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	17,465	48,814	2,328	2,351	70,958	115,126	5,248	191,332
Pass/Watch	1,236,571	1,666,109	1,231,464	329,298	4,463,442	1,318,321	560,927	6,342,690
Total	$1,254,036	1,714,923	1,233,792	331,649	4,534,400	1,433,447	566,175	6,534,022
Note 5. Deposits
Deposits at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Savings	$1,055,503	985,478
Money market	1,547,874	1,468,352
NOW	1,651,959	1,540,894
Non-interest bearing	1,240,110	1,189,542
Certificates of deposit	734,440	739,721
Total deposits	$6,229,886	5,923,987

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
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2016 and 2015 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	—	37	42	$—	—	75	84
Interest cost	312	284	285	281	624	568	569	562
Expected return on plan assets	(612)	(633)	—	—	(1,224)	(1,266)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss	236	194	—	—	472	388	—	—
Net periodic benefit (increase) cost	$(64)	(155)	322	323	$(128)	(310)	644	646
In its consolidated financial statements for the year ended December 31, 2015, the Company previously disclosed that it does not expect to contribute to the pension plan in 2016. As of June 30, 2016, no contributions have been made to the pension plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2016 were calculated using the actual January 1, 2016 pension and other post-retirement benefits valuations.
Note 7. Impact of Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)."  The objective of this ASU is to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under this ASU, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current accounting) or account for forfeitures when they occur.  Within the Statement of Cash Flow, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2016 and December 31, 2015.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2016 and December 31, 2015.
Collateral Dependent Impaired Loans
For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 6% and 10%. The Company classifies these loans as Level 3 within the fair value hierarchy.
Foreclosed Assets
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated selling costs, which range between 6% and 10%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
There were no changes to the valuation techniques for fair value measurements as of June 30, 2016 and December 31, 2015.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,054	8,054	—	—
Agency obligations	72,587	72,587	—	—
Mortgage-backed securities	923,853	—	923,853	—
State and municipal obligations	4,387	—	4,387	—
Corporate obligations	4,127	—	4,127	—
Equity securities	531	531	—	—
Total securities available for sale	1,013,539	81,172	932,367	—
Derivative assets	19,541	—	19,541	—
	$1,033,080	81,172	951,908	—

Derivative liabilities	$21,414	—	21,414	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$9,032	—	—	9,032
Foreclosed assets	10,508	—	—	10,508
	$19,540	—	—	19,540

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,004	8,004	—	—
Agency obligations	82,330	82,330	—	—
Mortgage-backed securities	863,861	—	863,861	—
State and municipal obligations	4,308	—	4,308	—
Corporate obligations	5,512	—	5,512	—
Equity securities	519	519	—	—
Total securities available for sale	$964,534	90,853	873,681	—
Derivative assets	6,854	—	6,854	—
	$971,388	90,853	880,535	—

Derivative liabilities	$6,745	—	6,745	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$9,481	—	—	9,481
Foreclosed assets	10,546	—	—	10,546
	$20,027	—	—	20,027
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2016.

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
The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2016 and December 31, 2015. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2016 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$117,527	117,527	117,527	—	—
Securities available for sale:
US Treasury obligations	8,054	8,054	8,054	—	—
Agency obligations	72,587	72,587	72,587	—	—
Mortgage-backed securities	923,853	923,853	—	923,853	—
State and municipal obligations	4,387	4,387	—	4,387	—
Corporate obligations	4,127	4,127	—	4,127	—
Equity securities	531	531	531	—	—
Total securities available for sale	$1,013,539	1,013,539	81,172	932,367	—
Investment securities held to maturity:
Agency obligations	3,707	3,717	3,717	—	—
Mortgage-backed securities	1,192	1,241	—	1,241	—
State and municipal obligations	464,556	487,037	—	487,037	—
Corporate obligations	9,391	9,440	—	9,440	—
Total securities held to maturity	$478,846	501,435	3,717	497,718	—
FHLBNY stock	76,310	76,310	76,310	—	—
Loans, net of allowance for loan losses	6,720,033	6,830,172	—	—	6,830,172
Derivative assets	19,541	19,541	—	19,541	—

Financial liabilities:
Deposits other than certificates of deposits	$5,495,446	5,495,446	5,495,446	—	—
Certificates of deposit	734,440	736,180	—	736,180	—
Total deposits	$6,229,886	6,231,626	5,495,446	736,180	—
Borrowings	1,665,277	1,687,590	—	1,687,590	—
Derivative liabilities	21,414	21,414	—	21,414	—

		Fair Value Measurements at December 31, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$102,226	102,226	102,226	—	—
Securities available for sale:
US Treasury obligations	8,004	8,004	8,004	—	—
Agency obligations	82,330	82,330	82,330	—	—
Mortgage-backed securities	863,861	863,861	—	863,861	—
State and municipal obligations	4,308	4,308	—	4,308	—
Corporate obligations	5,512	5,512	—	5,512	—
Equity securities	519	519	519	—	—
Total securities available for sale	$964,534	964,534	90,853	873,681	—
Investment securities held to maturity:
Agency obligations	$4,096	4,097	4,097	—	—
Mortgage-backed securities	1,597	1,658	—	1,658	—
State and municipal obligations	458,062	472,661	—	472,661	—
Corporate obligations	9,929	9,915	—	9,915	—
Total securities held to maturity	$473,684	488,331	4,097	484,234	—
FHLBNY stock	78,181	78,181	78,181	—	—
Loans, net of allowance for loan losses	6,476,250	6,509,502	—	—	6,509,502
Derivative assets	6,854	6,854	—	6,854	—

Financial liabilities:
Deposits other than certificates of deposits	$5,184,266	5,184,266	5,184,266	—	—
Certificates of deposit	739,721	742,020	—	742,020	—
Total deposits	$5,923,987	5,926,286	5,184,266	742,020	—
Borrowings	1,707,632	1,726,726	—	1,726,726	—
Derivative liabilities	6,745	6,745	—	6,745	—

Note 9. Other Comprehensive Income
The following table presents the components of other comprehensive income (loss) both gross and net of tax, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,
	2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$4,978	(1,999)	2,979	(8,237)	3,308	(4,929)
Reclassification adjustment for gains included in net income	—	—	—	(643)	258	(385)
Total	4,978	(1,999)	2,979	(8,880)	3,566	(5,314)
Unrealized losses on derivatives (cash flow hedges)	(284)	114	(170)	—	—	—
Amortization related to post-retirement obligations	234	(94)	140	194	(78)	116
Total other comprehensive income (loss)	$4,928	(1,979)	2,949	(8,686)	3,488	(5,198)

	Six months ended June 30,
	2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$16,833	(6,760)	10,073	(2,035)	817	(1,218)
Reclassification adjustment for gains included in net income	(95)	38	(57)	(645)	259	(386)
Total	16,738	(6,722)	10,016	(2,680)	1,076	(1,604)
Unrealized losses on derivatives (cash flow hedges)	(988)	397	(591)	—	—	—
Amortization related to post-retirement obligations	399	(160)	239	187	(75)	112
Total other comprehensive income (loss)	$16,149	(6,485)	9,664	(2,493)	1,001	(1,492)

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax for the three months ended June 30,
	2016				2015
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at March 31,	$10,988	(6,325)	(494)	4,169	11,453	(7,718)	3,735
Current period other comprehensive income (loss)	2,979	140	(170)	2,949	(5,314)	116	(5,198)
Balance at June 30,	$13,967	(6,185)	(664)	7,118	6,139	(7,602)	(1,463)

	Changes in Accumulated Other Comprehensive Income by Component, net of tax for the six months ended June 30,
	2016				2015
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Accumulated Other Comprehensive Income
Balance at December 31,	$3,951	(6,424)	(73)	(2,546)	7,743	(7,714)	29
Current period other comprehensive income (loss)	10,016	239	(591)	9,664	(1,604)	112	(1,492)
Balance at June 30,	$13,967	(6,185)	(664)	7,118	6,139	(7,602)	(1,463)
The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2016	2015
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$—	643	Net gain on securities transactions
	—	(258)	Income tax expense
	—	385	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	236	194	Compensation and employee benefits (1)
	(96)	(78)	Income tax expense
	140	116	Net of tax
Total reclassifications	$140	501	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2016	2015
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$95	645	Net gain on securities transactions
	(38)	(259)	Income tax expense
	57	386	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	472	388	Compensation and employee benefits (1)
	(190)	(156)	Income tax expense
	282	232	Net of tax
Total reclassifications	$339	618	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's property financed by the Company. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2016 and December 31, 2015, the Company had 30 interest rate swaps with an aggregate notional amount of $485.6 million and 23 interest rate swaps with an aggregate notional amount of $391.4 million, respectively, related to this program.
Cash Flow Hedges of Interest Rate Risk. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2016, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2015. During the three and six months ended June 30, 2016, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $359,000 will be reclassified as an increase to interest expense. As of June 30, 2016, the Company had one outstanding interest rate derivative with a notional amount of $40.0 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015 (in thousands):

	At June 30, 2016
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$19,532	Other liabilities	$20,272
Credit contracts	Other assets	9	Other liabilities	32
Total derivatives not designated as a hedging instrument		$19,541		$20,304

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$1,110
Total derivatives designated as a hedging instrument		$—		$1,110

	At December 31, 2015
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$6,849	Other liabilities	$6,623
Credit contracts	Other assets	5	Other liabilities	—
Total derivatives not designated as a hedging instrument		$6,854		$6,623

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$122
Total derivatives designated as a hedging instrument		$—		$122
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2016 and 2015 (in thousands).

		Gain (loss) recognized in Income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2016	June 30, 2015
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(425)	$475
Credit contracts	Other income	(6)	(2)
Total		$(431)	$473

Derivatives designated as a hedging instrument:
Interest rate products	Other income	$(92)	$—
Total		$(92)	$—

		Gain (loss) recognized in Income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2016	June 30, 2015
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(965)	$410
Credit contracts	Other income	98	(1)
Total		$(867)	$409

Derivatives designated as a hedging instrument:
Interest rate products	Other income	$(238)	$—
Total		$(238)	$—
The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
In addition, the Company has agreements with certain of its derivative counterparties that contain a provision that if the Company fails to maintain its status as a well / adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of June 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest, was $21.6 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $21.8 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

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
The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results. In accordance with the acquisition agreement and based upon the Company's projection of future revenue, no contingent consideration liability was required at June 30, 2016.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 8 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the six months ended June 30, 2016 and 2015.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at June 30, 2016.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND DECEMBER 31, 2015
Total assets increased $315.1 million to $9.23 billion at June 30, 2016, from $8.91 billion at December 31, 2015, primarily due to a $243.3 million increase in total loans and a $52.3 million increase in total investments.
Total loans increased $243.3 million, or 3.7%, to $6.78 billion at June 30, 2016, from $6.54 billion at December 31, 2015. Loan originations totaled $1.5 billion and loan purchases totaled $28.6 million for the six months ended June 30, 2016. The loan portfolio had net increases of $147.9 million in multi-family mortgage loans, $81.2 million in commercial mortgage loans and $75.2 million in commercial loans, partially offset by net decreases of $32.7 million in construction loans, $16.0 million in consumer loans and $11.1 million in residential mortgage loans. Commercial real estate, commercial and construction loans represented 73.5% of the loan portfolio at June 30, 2016, compared to 72.1% at December 31, 2015.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at June 30, 2016 was $5.8 million. Of this total, 5 loans totaling $839,000 were 90 days or more delinquent. These loans were allocated total loss reserves of $58,500.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $221.8 million and $178.8 million, respectively, at June 30, 2016. No SNCs were 90 days or more delinquent at June 30, 2016.
The Company had outstanding junior lien mortgages totaling $238.5 million at June 30, 2016. Of this total, 23 loans totaling $1.8 million were 90 days or more delinquent. These loans were allocated total loss reserves of $459,000.
At June 30, 2016, the Company had outstanding indirect marine loans totaling $15.6 million. No marine loans were 90 days or more delinquent at June 30, 2016. Marine loans are currently made only on a direct, limited accommodation basis to existing customers.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Mortgage loans:
Residential	$13,146	12,031
Commercial	4,280	1,263
Multi-family	1,889	742
Construction	2,517	2,351
Total mortgage loans	21,832	16,387
Commercial loans	17,974	23,875
Consumer loans	3,202	4,109
Total non-performing/non-accrual loans	43,008	44,371
Total non-performing/accruing loans - 90 days or more delinquent	—	165
Total non-performing loans	43,008	44,536
Foreclosed assets	10,508	10,546
Total non-performing assets	$53,516	55,082
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Mortgage loans:
Residential	$2,854	5,434
Commercial	1,166	543
Multi-family	—	506
Total mortgage loans	4,020	6,483
Commercial loans	4,564	801
Consumer loans	500	1,194
Total 60-89 day delinquent loans	$9,084	8,478
At June 30, 2016, the allowance for loan losses totaled $60.9 million, or 0.90% of total loans, compared with $61.4 million, or 0.94% of total loans at December 31, 2015. Total non-performing loans were $43.0 million, or 0.63% of total loans at June 30, 2016, compared to $44.5 million, or 0.68% of total loans at December 31, 2015. The $1.5 million decrease in non-performing loans consisted of a $5.9 million decrease in non-performing commercial loans and a $907,000 decrease in non-performing consumer loans, partially offset by a $3.0 million increase in non-performing commercial mortgage loans, a $1.1 million increase in non-performing multi-family loans and a $1.1 million increase in non-performing residential mortgage loans. Non-performing loans do not include $2.4 million of purchased credit impaired ("PCI") loans acquired from Team Capital.
At June 30, 2016 and December 31, 2015, the Company held $10.5 million of foreclosed assets. During the six months ended June 30, 2016, there were 14 additions to foreclosed assets with a carrying value of $2.5 million and 15 properties sold with a carrying value of $2.1 million. Foreclosed assets at June 30, 2016 consisted of $5.5 million of residential real estate, $4.8 million of commercial real estate and $135,000 of marine vessels.
Non-performing assets totaled $53.5 million, or 0.58% of total assets at June 30, 2016, compared to $55.1 million, or 0.62% of total assets at December 31, 2015.
Total investments increased $52.3 million, or 3.45%, to $1.57 billion at June 30, 2016, from $1.52 billion at December 31, 2015, largely due to purchases of mortgage-backed and municipal securities and an increase in unrealized gains on securities available for sale, partially offset by principal repayments on mortgage-backed securities, maturities of municipal and agency bonds and sales of certain mortgage-backed securities.
Total deposits increased $305.9 million, or 5.2%, during the six months ended June 30, 2016, to $6.23 billion. Total core deposits, which consist of savings and demand deposit accounts, increased $311.2 million to $5.50 billion at June 30, 2016, while time deposits decreased $5.3 million to $734.4 million at June 30, 2016. The increase in core deposits was largely attributable to an $111.1 million increase in interest bearing demand deposits, a $79.5 million increase in money market deposits, a $70.0 million increase in savings deposits and a $50.6 million increase in non-interest bearing demand deposits. Core deposits represented 88.2% of total deposits at June 30, 2016, compared to 87.5% at December 31, 2015.
Borrowed funds decreased $42.4 million, or 2.5%, during the six months ended June 30, 2016, to $1.67 billion, as shorter-term wholesale funding was replaced by net inflows of deposits for the period. Borrowed funds represented 18.0% of total assets at June 30, 2016, a decrease from 19.2% at December 31, 2015.
Stockholders’ equity increased $33.5 million, or 2.8%, during the six months ended June 30, 2016, to $1.23 billion, due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by cash dividends paid to stockholders. For the six months ended June 30, 2016, 146,469 shares of common stock were repurchased at an average cost of $18.45 per share, which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At June 30, 2016, 3.2 million shares remained eligible for repurchase under the current authorization. Book value per share and tangible book value per share at June 30, 2016 were $18.68 and $12.23, respectively, compared with $18.26 and $11.75, respectively, at December 31, 2015.
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

As of June 30, 2016, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2016
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Tier 1 leverage capital	$347,458	4.000%	$347,458	4.000%	$731,807	8.425%
Common equity Tier 1 risk-based capital	311,861	4.500	355,175	5.125%	731,807	10.560
Tier 1 risk-based capital	415,814	6.000	459,128	6.625%	731,807	10.560
Total risk-based capital	554,419	8.000	597,733	8.625%	792,892	11.441

Company:
Tier 1 leverage capital	$347,467	4.000%	$347,467	4.000%	$801,822	9.230%
Common equity Tier 1 risk-based capital	311,869	4.500	355,184	5.125%	801,822	11.570
Tier 1 risk-based capital	415,825	6.000	459,140	6.625%	801,822	11.570
Total risk-based capital	554,433	8.000	597,748	8.625%	862,755	12.449
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
General. The Company reported net income of $21.4 million, or $0.34 per basic and diluted share for the three months ended June 30, 2016, compared to net income of $21.8 million, or $0.35 per basic and diluted share for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company reported net income of $42.3 million, or $0.67 per basic and diluted share, compared to net income of $41.6 million, or $0.66 per basic and diluted share for the same period last year.
Results of operations for the three and six months ended June 30, 2016 were favorably impacted by growth in average loans outstanding, along with growth in both average non-interest bearing deposits and average interest bearing core deposits. These factors helped mitigate the impact of compression in the net interest margin.
Net Interest Income. Total net interest income increased $2.2 million to $63.9 million for the quarter ended June 30, 2016, from $61.7 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, total net interest income increased $3.4 million, or 2.7%, to $127.0 million, from $123.6 million for the same period in 2015. Interest income for the quarter ended June 30, 2016 increased $2.6 million to $74.8 million, from $72.2 million for the same period in 2015. For the six months ended June 30, 2016, interest income increased $4.4 million to $148.8 million, from $144.4 million for the six months ended June 30, 2015. Interest expense increased $381,000, or 3.6%, to $10.9 million for the quarter ended June 30, 2016, from $10.5 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, interest expense increased $983,000 to $21.8 million, from $20.8 million for the six months ended June 30, 2015. The improvement in net interest income for the comparative periods was due to growth in average loans outstanding resulting from organic originations and increases in both average non-interest bearing demand deposits and average interest bearing core deposits, partially offset by period-over-period compression in the net interest margin. The growth in average core deposits mitigated the Company's need to utilize higher-cost sources to fund loan growth.
The net interest margin decreased 6 basis points to 3.11% for the quarter ended June 30, 2016, compared with 3.17% for the quarter ended June 30, 2015. The weighted average yield on interest-earning assets decreased 7 basis points to 3.64% for the quarter ended June 30, 2016, compared with 3.71% for the quarter ended June 30, 2015, while the weighted average cost of interest bearing liabilities decreased 1 basis point to 0.66% for the quarter ended June 30, 2016, compared with 0.67% for the second quarter of 2015. The average cost of interest bearing deposits for the quarter ended June 30, 2016 was 0.33%, compared with 0.31% for the same period last year. Average non-interest bearing demand deposits totaled $1.21 billion for the quarter ended June 30, 2016, compared with $1.10 billion for the quarter ended June 30, 2015. The average cost of borrowed funds for the quarter ended June 30, 2016 was 1.72%, compared with 1.77% for the same period last year.
For the six months ended June 30, 2016, the net interest margin decreased 9 basis points to 3.11%, compared with 3.20% for the six months ended June 30, 2015. The weighted average yield on interest earning assets declined 9 basis points to 3.65% for the six months ended June 30, 2016, compared with 3.74% for the six months ended June 30, 2015, while the weighted average cost of interest bearing liabilities remained unchanged at 0.67% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The average cost of interest bearing deposits for the six months ended June 30, 2016 was 0.33%, compared with 0.31% for the same period last year. Average non-interest bearing demand deposits totaled $1.20 billion for the six months ended June 30, 2016, compared with $1.08 billion for the six months ended June 30, 2015. The average cost of borrowings for the six months ended June 30, 2016 was 1.71%, compared with 1.80% for the same period last year.
Interest income on loans secured by real estate increased $1.3 million to $44.9 million for the three months ended June 30, 2016, from $43.6 million for the three months ended June 30, 2015. Commercial loan interest income increased $1.7 million to $15.4 million for the three months ended June 30, 2016, from $13.7 million for the three months ended June 30, 2015. Consumer loan interest income decreased $400,000 to $5.4 million for the three months ended June 30, 2016, from $5.8 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, the average balance of total loans increased $438.8 million to $6.59 billion, from $6.15 billion for the same period in 2015. The average loan yield for the three months ended June 30, 2016 decreased 11 basis points to 3.97%, from 4.08% for the same period in 2015.
Interest income on loans secured by real estate increased $2.3 million to $89.1 million for the six months ended June 30, 2016, from $86.9 million for the six months ended June 30, 2015. Commercial loan interest income increased $3.2 million to $30.3 million for the three months ended June 30, 2016, from $27.1 million for the six months ended June 30, 2016. Consumer loan interest income decreased $558,000 to $11.0 million for the six months ended June 30, 2016, from $11.6 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, the average balance of total loans increased $456.6 million to $6.55 billion, from $6.09 billion for the same period in 2015. The average loan yield for the three months ended June 30, 2016 decreased 15 basis points to 3.97%, from 4.12% for the same period in 2015.
Interest income on investment securities held to maturity decreased $55,000, or 1.6%, to $3.3 million for the quarter ended June 30, 2016, compared to the same period last year. Average investment securities held to maturity increased $2.5 million to $476.5 million for the quarter ended June 30, 2016, from $474.1 million for the same period last year. Interest income on investment securities held to maturity decreased $120,000, or 1.8%, to $6.7 million for the six months ended June 30, 2016, compared to the same period in 2015. Average investment securities held to maturity increased $1.6 million to $475.3 million for the six months ended June 30, 2016, from $473.7 million for the same period last year.
Interest income on securities available for sale and FHLBNY stock remained relatively flat at $5.7 million for the quarter ended June 30, 2016, from $5.7 million for the quarter ended June 30, 2015. The average balance of securities available for sale and FHLBNY stock decreased $37.8 million to $1.07 billion for the three months ended June 30, 2016, from $1.11 billion for the same period in 2015. Interest income on securities available for sale and FHLBNY stock decreased $538,000, or 4.5%, to $11.5 million for the six months ended June 30, 2016, from $12.0 million for the six months ended June 30, 2015. The average balance of securities available for sale and FHLBNY stock decreased $68.3 million to $1.06 billion for the six months ended June 30, 2016, from $1.13 billion for the same period in 2015.
The average yield on total securities decreased to 2.27% for the three months ended June 30, 2016, compared with 2.28% for the same period in 2015. For the six months ended June 30, 2016, the average yield on total securities was 2.32%, compared with 2.33% for the same period in 2015.
Interest expense on deposit accounts increased $511,000, or 14.1%, to $4.1 million for the quarter ended June 30, 2016, from $3.6 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, interest expense on deposit accounts increased $744,000, or 10.3%, to $8.0 million, from $7.2 million for the same period last year. The average cost of interest bearing deposits increased to 0.33% for both the three and six months ended June 30, 2016, from 0.31% for both the three and six months ended June 30, 2015. The average balance of interest bearing core deposits for the quarter ended June 30, 2016 increased $311.0 million to $4.25 billion, from $3.94 billion for the same period in 2015. For the six months ended June 30, 2016, average interest bearing core deposits increased $213.0 million, to $4.15 billion, from $3.93 billion for the same period in 2015. Average time deposit account balances decreased $33.0 million, to $761.4 million for the quarter ended June 30, 2016, from $794.3 million for the quarter ended June 30, 2015.
Interest expense on borrowed funds decreased $130,000, or 1.9%, to $6.8 million for the quarter ended June 30, 2016, from $6.9 million for the quarter ended June 30, 2015. For the six months ended June 30, 2016, interest expense on borrowed funds increased $239,000 to $13.8 million, from $13.6 million for the six months ended June 30, 2015. The average cost of borrowings decreased to 1.72% for the three months ended June 30, 2016, from 1.77% for the three months ended June 30, 2015. The average cost of borrowings decreased to 1.71% for the six months ended June 30, 2016, from 1.80% for the same period last year. Average borrowings increased $20.8 million, or 1.3%, to $1.58 billion for the quarter ended June 30, 2016, from $1.56 billion for the quarter ended June 30, 2015. For the six months ended June 30, 2016, average borrowings increased $98.3 million to $1.63 billion, compared to $1.53 billion for the six months ended June 30, 2015.
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
The Company recorded provisions for loan losses of $1.7 million and $3.2 million for the three and six months ended June 30, 2016, respectively. This compared with provisions for loan losses of $1.1 million and $1.7 million recorded for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, the Company had net charge-offs of $3.0 million and $3.7 million, respectively, compared with net charge-offs of $2.6 million and $3.8 million, respectively, for the same periods in 2015. At June 30, 2016, the Company’s allowance for loan losses was $60.9 million, or 0.90% of total loans, compared with $61.4 million, or 0.94% of total loans at December 31, 2015.
Non-Interest Income. Non-interest income totaled $13.8 million for the quarter ended June 30, 2016, a decrease of $3.1 million, or 18.4%, compared to the same period in 2015. Other income decreased $1.5 million for the three months ended June 30, 2016, compared to the same period in 2015, largely due to a $1.9 million decrease in net fees on loan-level interest rate swap transactions, partially offset by an additional $131,000 gain recognized on the sale of deposits resulting from a strategic branch divestiture in the first quarter of 2016. Wealth management income decreased $586,000 to $4.5 million for the three months ended June 30, 2016, compared to $5.1 million for the same period in 2015. The decrease in wealth management income was primarily attributable to weakened market conditions which negatively impacted fees earned from assets under management, along with a reduction in income associated with the licensing of indices to ETF providers. Also contributing to the decrease in non-interest income, fee income decreased $470,000 to $6.7 million for the three months ended June 30, 2016, compared to $7.2 million for the same period in 2015. This decrease was largely due to a $325,000 decrease in commercial loan prepayment fee income and a $227,000 decrease in debit card revenue, partially offset by a $140,000 increase in loan related fee income. Net gains on securities transactions decreased $642,000 for the three months ended June 30, 2016, compared to the same period in 2015.
For the six months ended June 30, 2016, non-interest income totaled $26.8 million, a decrease of $403,000, compared to the same period in 2015. Other income decreased $1.0 million to $2.1 million for the six months ended June 30, 2016, compared with the same period in 2015, largely due to a $2.3 million decrease in net fees on loan-level interest rate swap transactions, partially offset by a $335,000 gain recognized on the sale of deposits resulting from a strategic branch divestiture and a $206,000 increase in net gains recognized on loan sales. Also contributing to the decrease in non-interest income, net gains on securities transactions for the six months ended June 30, 2016 decreased $548,000 compared to the same period in 2015. Partially offsetting these decreases, wealth management income increased $1.2 million to $8.8 million for the six months ended June 30, 2016, largely due to fees from assets under management acquired in the MDE acquisition, which closed April 1, 2015, partially offset by the negative impact of a reduction in income associated with the licensing of indices to ETF providers.
Non-Interest Expense. For the three months ended June 30, 2016, non-interest expense decreased $222,000 to $45.9 million, compared to the three months ended June 30, 2015. Net occupancy expense decreased $509,000 to $6.1 million for the three months ended June 30, 2016, compared to $6.6 million for the same period in 2015. This decrease was primarily due to decreases in facilities and equipment maintenance expenses, as well as a decrease in net rent expense. Advertising and promotion expenses decreased $480,000 to $901,000 for the three months ended June 30, 2016, compared to the same period in 2015, largely due to the timing of the Company's advertising campaigns. Other operating expenses decreased $426,000 to $7.8 million for the three months ended June 30, 2016, compared to the same period in 2015, largely due to $413,000 of non-recurring professional services costs related to the MDE transaction in the quarter ended June 30, 2015, partially offset by an increase in non-performing asset related expenses. Additionally, the amortization of intangibles decreased $268,000 for the the three months ended June 30, 2016, compared with the same period in 2015, as a result of scheduled reductions in amortization. Partially offsetting these decreases in non-interest expense, compensation and benefits expense increased $1.3 million to $25.7 million for the three months ended June 30, 2016, compared to $24.4 million for the same period in 2015. This increase was principally due to additional salary expense related to annual merit increases, an increase in the accrual for incentive compensation and an increase in employee medical and retirement benefit costs. Also, data processing expense increased $113,000 to $3.3 million for the three months ended June 30, 2016, compared to $3.2 million for the same period in 2015, primarily due to an increase in software maintenance costs.
Non-interest expense for the six months ended June 30, 2016 was $90.8 million, an increase of $1.2 million from $89.6 million for the six months ended June 30, 2015. Compensation and benefits expense increased $3.2 million to $51.8 million for the six months ended June 30, 2016, compared to $48.6 million for the six months ended June 30, 2015, due to increased salary expense associated with new employees from MDE, additional salary expense associated with annual merit increases and an increase in employee medical and retirement benefit costs. In addition, data processing expense increased $331,000 to $6.5 million for the six months ended June 30, 2016, compared to $6.2 million for the same period in 2015, principally due to an increase in software maintenance costs. Net occupancy costs decreased $1.2 million, to $12.5 million for the six months ended June 30, 2016, compared to same period in 2015, principally due to a decrease in seasonal expenses resulting from a milder winter, combined with decreases in facilities and equipment maintenance expenses. Other operating expenses decreased $594,000 to $13.7 million for the six months ended June 30, 2016, compared to the same period in 2015, largely due to $413,000 of non-recurring professional services costs associated with the MDE transaction for the six months ended June 30, 2015, partially offset by an increase in non-performing asset related expenses. In addition, advertising and promotion expenses decreased $362,000 to $1.8 million for the six months ended June 30, 2016, compared to the same period in 2015, largely due to the timing of the Company's advertising campaigns, while the amortization of intangibles decreased $190,000 for the six months ended June 30, 2016, compared with the same period in 2015, as a result of scheduled reductions in amortization.
Income Tax Expense. For the three and six months ended June 30, 2016, the Company’s income tax expense was $8.8 million and $17.5 million, respectively, compared with $9.6 million and $18.0 million, for the three and six months ended June 30, 2015, respectively. The Company’s effective tax rates were 29.1% and 29.3% for the three and six months ended June 30, 2016, respectively, compared with 30.6% and 30.2% for the three and six months ended June 30, 2015, respectively, as a greater proportion of income was derived from non-taxable sources in the current year periods.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction

The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2016 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$247,706	$(6,906)	(2.7)%
Static	254,612	—	—
+100	253,212	(1,400)	(0.5)
+200	251,077	(3,535)	(1.4)
+300	249,844	(4,768)	(1.9)
The preceding table indicates that, as of June 30, 2016, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.9%, or $4.8 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 2.7%, or $6.9 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2016 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,283,249	$(16,290)	(1.3)%	13.7%	(1.5)%
Flat	1,299,539	—	—	13.9	—
+100	1,276,016	(23,523)	(1.8)	13.8	(1.1)
+200	1,238,460	(61,079)	(4.7)	13.5	(3.3)
+300	1,184,599	(114,940)	(8.8)	13.0	(6.6)
The preceding table indicates that as of June 30, 2016, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 8.8%, or $114.9 million. If rates were to decrease 100 basis points, the model forecasts a 1.3%, or $16.3 million decrease in the present value of equity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1, 2016 Through April 30, 2016	—	$—	—	3,195,059
May 1, 2016 Through May 31, 2016	—	—	—	3,195,059
June 1, 2016 Through June 30, 2016	224	20.34	224	3,194,835
Total	224	20.34	224

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2016	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2016	By:	/s/ Frank S. Muzio
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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document