Form 10-Q
period 2016-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2016-11-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2016 there were 83,209,293 shares issued and 66,377,471 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 334,433 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2016 (Unaudited) and December 31, 2015
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$117,348	$100,899
Short-term investments	42,326	1,327
Total cash and cash equivalents	159,674	102,226
Securities available for sale, at fair value	1,032,235	964,534
Investment securities held to maturity (fair value of $495,516 at September 30, 2016 (unaudited) and $488,331 at December 31, 2015)	476,359	473,684
Federal Home Loan Bank stock	71,019	78,181
Loans	6,890,586	6,537,674
Less allowance for loan losses	61,088	61,424
Net loans	6,829,498	6,476,250
Foreclosed assets, net	10,087	10,546
Banking premises and equipment, net	85,207	88,987
Accrued interest receivable	25,305	25,766
Intangible assets	423,678	426,277
Bank-owned life insurance	187,140	183,057
Other assets	89,799	82,149
Total assets	$9,390,001	$8,911,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,784,360	$4,198,788
Savings deposits	1,074,708	985,478
Certificates of deposit of $100,000 or more	293,085	324,215
Other time deposits	375,345	415,506
Total deposits	6,527,498	5,923,987
Mortgage escrow deposits	24,285	23,345
Borrowed funds	1,522,368	1,707,632
Other liabilities	71,570	60,628
Total liabilities	8,145,721	7,715,592
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,028,442 shares outstanding at September 30, 2016 (unaudited) and 65,489,354 outstanding at December 31, 2015	832	832
Additional paid-in capital	1,003,837	1,000,810
Retained earnings	538,429	507,713
Accumulated other comprehensive income (loss)	5,974	(2,546)
Treasury stock	(265,078)	(269,014)
Unallocated common stock held by the Employee Stock Ownership Plan	(39,714)	(41,730)
Common stock acquired by the Directors’ Deferred Fee Plan	(6,014)	(6,517)
Deferred compensation – Directors’ Deferred Fee Plan	6,014	6,517
Total stockholders’ equity	1,244,280	1,196,065
Total liabilities and stockholders’ equity	$9,390,001	$8,911,657
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2016 and 2015 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income:
Real estate secured loans	$45,262	$44,541	$134,411	$131,424
Commercial loans	16,093	13,767	46,419	40,875
Consumer loans	5,627	5,646	16,657	17,234
Securities available for sale and Federal Home Loan Bank Stock	5,576	5,672	17,074	17,708
Investment securities held to maturity	3,349	3,368	10,011	10,150
Deposits, Federal funds sold and other short-term investments	138	19	252	41
Total interest income	76,045	73,013	224,824	217,432
Interest expense:
Deposits	4,441	3,639	12,397	10,851
Borrowed funds	6,633	6,827	20,477	20,432
Total interest expense	11,074	10,466	32,874	31,283
Net interest income	64,971	62,547	191,950	186,149
Provision for loan losses	1,000	1,400	4,200	3,100
Net interest income after provision for loan losses	63,971	61,147	187,750	183,049
Non-interest income:
Fees	6,137	6,230	19,309	19,465
Wealth management income	4,262	4,750	13,084	12,405
Bank-owned life insurance	1,382	1,248	4,083	3,913
Net (loss) gain on securities transactions	(43)	5	54	650
Other income (expense)	2,328	(123)	4,378	2,922
Total non-interest income	14,066	12,110	40,908	39,355
Non-interest expense:
Compensation and employee benefits	26,725	24,784	78,496	73,399
Net occupancy expense	6,227	6,186	18,729	19,935
Data processing expense	3,328	3,239	9,845	9,425
FDIC insurance	1,117	1,273	3,732	3,763
Amortization of intangibles	767	1,012	2,628	3,063
Advertising and promotion expense	787	598	2,567	2,740
Other operating expenses	6,899	6,522	20,628	20,845
Total non-interest expense	45,850	43,614	136,625	133,170
Income before income tax expense	32,187	29,643	92,033	89,234
Income tax expense	9,281	9,034	26,798	27,027
Net income	$22,906	$20,609	$65,235	$62,207
Basic earnings per share	$0.36	$0.33	$1.03	$0.99
Weighted average basic shares outstanding	63,728,393	63,034,185	63,545,065	62,868,745
Diluted earnings per share	$0.36	$0.33	$1.02	$0.99
Weighted average diluted shares outstanding	63,934,886	63,198,299	63,727,723	63,029,389

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2016 and 2015 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$22,906	$20,609	$65,235	$62,207
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(1,541)	3,678	8,533	2,460
Reclassification adjustment for losses (gains) included in net income	26	—	(32)	(386)
Total	(1,515)	3,678	8,501	2,074
Unrealized gains (losses) on derivatives	230	(232)	(361)	(232)
Amortization related to post-retirement obligations	141	115	380	227
Total other comprehensive (loss) income	(1,144)	3,561	8,520	2,069
Total comprehensive income	$21,762	$24,170	$73,755	$64,276
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2016 and 2015 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099
Net income	—	—	62,207	—	—	—	—	—	62,207
Other comprehensive loss, net of tax	—	—	—	2,069	—	—	—	—	2,069
Cash dividends declared	—	—	(31,810)	—	—	—	—	—	(31,810)
Distributions from DDFP	—	49	—	—	—	—	405	(405)	49
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,946)	—	—	—	(1,946)
Shares issued dividend reinvestment plan	—	75	—	—	994	—	—	—	1,069
Stock option exercises	—	(175)	—	—	2,229	—	—	—	2,054
Allocation of ESOP shares	—	171	—	—	—	1,948	—	—	2,119
Allocation of SAP shares	—	3,863	—	—	—	—	—	—	3,863
Allocation of stock options	—	200	—	—	—	—	—	—	200
Balance at September 30, 2015	$832	$999,236	$495,673	$2,098	$(270,502)	$(43,364)	$(6,708)	$6,708	$1,183,973
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2016 and 2015 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065
Net income	—	—	65,235	—	—	—	—	—	65,235
Other comprehensive income, net of tax	—	—	—	8,520	—	—	—	—	8,520
Cash dividends declared	—	—	(35,141)	—	—	—	—	—	(35,141)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	(622)	622	—	—	—	—	—	—
Distributions from DDFP	—	91	—	—	—	—	503	(503)	91
Purchases of treasury stock	—	—	—	—	(1,557)	—	—	—	(1,557)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,161)	—	—	—	(1,161)
Shares issued dividend reinvestment plan	—	180	—	—	996	—	—	—	1,176
Stock option exercises	—	(60)	—	—	5,658	—	—	—	5,598
Allocation of ESOP shares	—	325	—	—	—	2,016	—	—	2,341
Allocation of SAP shares	—	2,982	—	—	—	—	—	—	2,982
Allocation of stock options	—	131	—	—	—	—	—	—	131
Balance at September 30, 2016	$832	$1,003,837	$538,429	$5,974	$(265,078)	$(39,714)	$(6,014)	$6,014	$1,244,280
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2016 and 2015 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$65,235	$62,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,711	10,311
Provision for loan losses	4,200	3,100
Deferred tax expense	323	604
Increase in cash surrender value of Bank-owned life insurance	(4,083)	(3,913)
Net amortization of premiums and discounts on securities	7,908	8,154
Accretion of net deferred loan fees	(2,500)	(2,752)
Amortization of premiums on purchased loans, net	936	821
Net increase in loans originated for sale	(32,734)	(6,987)
Proceeds from sales of loans originated for sale	34,709	7,533
Proceeds from sales of foreclosed assets	3,717	2,897
ESOP expense	2,341	2,119
Allocation of stock award shares	2,982	3,495
Allocation of stock options	131	200
Excess tax benefits related to stock-based compensation	158	—
Net gain on sale of loans	(1,975)	(546)
Net gain on securities transactions	(54)	(650)
Net gain on sale of premises and equipment	(14)	(4)
Net gain on sale of foreclosed assets	(652)	(196)
Decrease in accrued interest receivable	461	994
Increase in other assets	(17,266)	(10,466)
Increase in other liabilities	10,942	8,999
Net cash provided by operating activities	84,476	85,920
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	49,245	27,208
Purchases of investment securities held to maturity	(54,059)	(31,515)
Proceeds from sales of securities	3,401	14,005
Proceeds from maturities, calls and paydowns of securities available for sale	146,958	165,609
Purchases of securities available for sale	(209,666)	(101,922)
Net decrease (increase) in Federal Home Loan Bank stock	7,162	(9,185)
Net cash and cash equivalents paid in acquisition	—	(25,613)
Death benefit proceeds from bank-owned life insurance	—	776
Purchases of loans	(28,590)	(76,486)
Net increase in loans	(325,838)	(275,164)
Proceeds from sales of premises and equipment	14	19
Purchases of premises and equipment	(3,757)	(4,686)
Net cash used in investing activities	(415,130)	(316,954)
Cash flows from financing activities:
Net increase in deposits	603,511	33,090
Increase in mortgage escrow deposits	940	2,471
Cash dividends paid to stockholders	(35,141)	(31,810)

	Nine months ended September 30,
	2016	2015
Shares issued through the dividend reinvestment plan	1,176	1,069
Purchases of treasury stock	(1,557)	—
Purchase of employee restricted shares to fund statutory tax withholding	(1,161)	(1,946)
Stock options exercised	5,598	2,054
Proceeds from long-term borrowings	291,653	459,937
Payments on long-term borrowings	(395,405)	(322,907)
Net (decrease) increase in short-term borrowings	(81,512)	113,747
Net cash provided by financing activities	388,102	255,705
Net increase in cash and cash equivalents	57,448	24,671
Cash and cash equivalents at beginning of period	102,226	103,762
Cash and cash equivalents at end of period	$159,674	$128,433
Cash paid during the period for:
Interest on deposits and borrowings	$33,088	$31,146
Income taxes	$25,546	$30,189
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$3,081	$8,143
Acquisition:
Non-cash assets acquired:
Goodwill and other intangible assets, net	$—	$27,087
Other assets	—	112
Total non-cash assets acquired	$—	$27,199
Liabilities assumed:
Other Liabilities	$—	$366
Total liabilities assumed	$—	$366

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
A. Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements include the accounts of Provident Financial Services, Inc. and its wholly owned subsidiary, Provident Bank (the “Bank,” together with Provident Financial Services, Inc., the “Company”).
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for all of 2016.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2016			2015
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$22,906			$20,609
Basic earnings per share:
Income available to common stockholders	$22,906	63,728,393	$0.36	$20,609	63,034,185	$0.33
Dilutive shares		206,493			164,114
Diluted earnings per share:
Income available to common stockholders	$22,906	63,934,886	$0.36	$20,609	63,198,299	$0.33

	Nine months ended September 30,
	2016			2015
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$65,235			$62,207
Basic earnings per share:
Income available to common stockholders	$65,235	63,545,065	$1.03	$62,207	62,868,745	$0.99
Dilutive shares		182,658			160,644
Diluted earnings per share:
Income available to common stockholders	$65,235	63,727,723	$1.02	$62,207	63,029,389	$0.99
Anti-dilutive stock options and awards at September 30, 2016 and 2015, totaling 528,205 shares and 518,433 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Business Combinations
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of Provident Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration.
The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the MDE acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results. In accordance with the acquisition agreement and based upon the Company's projection of future revenue, no contingent consideration liability was required at September 30, 2016.
Note 3. Investment Securities
At September 30, 2016, the Company had $1.03 billion and $476.4 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of September 30, 2016 totaled 76, compared with 163 at December 31, 2015. All securities with unrealized losses at September 30, 2016 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of September 30, 2016, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$7,998	33	—	8,031
Agency obligations	69,169	221	—	69,390
Mortgage-backed securities	915,693	20,275	(187)	935,781
State and municipal obligations	4,162	191	—	4,353
Corporate obligations	14,014	127	(9)	14,132
Equity securities	397	151	—	548
	$1,011,433	20,998	(196)	1,032,235

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$8,006	—	(2)	8,004
Agency obligations	82,396	82	(148)	82,330
Mortgage-backed securities	857,430	9,828	(3,397)	863,861
State and municipal obligations	4,193	115	—	4,308
Corporate obligations	5,516	6	(10)	5,512
Equity securities	397	122	—	519
	$957,938	10,153	(3,557)	964,534
The amortized cost and fair value of securities available for sale at September 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2016
	Amortized cost	Fair value
Due in one year or less	$43,489	43,565
Due after one year through five years	35,924	36,103
Due after five years through ten years	15,930	16,238
Due after ten years	—	—
	$95,343	95,906
Mortgage-backed securities totaling $915.7 million at amortized cost and $935.8 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $548,000 at fair value.
For the three months ended September 30, 2016, proceeds from sales on securities available for sale totaled $1.2 million resulting in no gross gains and $45,000 of gross losses. No securities were sold from the available for sale portfolio during the three months ended September 30, 2015.
For the nine months ended September 30, 2016, proceeds from the sale of securities available for sale were $3.4 million, resulting in gross gains of $95,000 and gross losses of $45,000. For the same period last year, proceeds from the sale of securities available for sale were $14.0 million, resulting in gross gains of $643,000 and no gross losses. For the nine months ended September 30, 2016, there were no calls of securities in the available for sale portfolio. For the same period last year, proceeds from calls on securities available for sale totaled $465,000, resulting in gross gains of $2,000 and no gross losses.
The Company did not incur an OTTI charge on securities in the available for sale portfolio for the three and nine months ended September 30, 2016 and 2015.

The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$61,786	(181)	398	(6)	62,184	(187)
Corporate obligations	—	—	992	(9)	992	(9)
	$61,786	(181)	1,390	(15)	63,176	(196)

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$8,004	(2)	—	—	8,004	(2)
Agency obligations	59,197	(148)	—	—	59,197	(148)
Mortgage-backed securities	327,263	(2,427)	47,911	(970)	375,174	(3,397)
Corporate obligations	500	—	992	(10)	1,492	(10)
	$394,964	(2,577)	48,903	(980)	443,867	(3,557)
The temporary loss position associated with certain securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2016, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at September 30, 2016 totaled 16, compared with 64 at December 31, 2015. At September 30, 2016, there were three private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $523,000 and an unrealized loss of $6,000. None of these private label mortgage-backed securities were below investment grade at September 30, 2016.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether OTTI existed during the nine months ended September 30, 2016. The Company believes that no OTTI of the securities available for sale portfolio existed for the three and nine months ended September 30, 2016.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$2,688	3	(3)	2,688
Mortgage-backed securities	1,037	42	—	1,079
State and municipal obligations	462,603	19,411	(320)	481,694
Corporate obligations	10,031	31	(7)	10,055
	$476,359	19,487	(330)	495,516

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,096	9	(8)	4,097
Mortgage-backed securities	1,597	61	—	1,658
State and municipal obligations	458,062	15,094	(495)	472,661
Corporate obligations	9,929	11	(25)	9,915
	$473,684	15,175	(528)	488,331
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity portfolio for the three and nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016, proceeds from calls on certain securities in the held to maturity portfolio totaled $20.3 million and $35.2 million, respectively, with gross gains recognized of $2,000 and $4,000, respectively and no gross losses in either period. For the three and nine months ended September 30, 2015, proceeds from calls of certain securities in the held to maturity portfolio totaled $8.0 million and $21.2 million, respectively, with gross gains totaling $5,000 and no gross losses recognized in either period.
The amortized cost and fair value of investment securities in the held to maturity portfolio at September 30, 2016 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2016
	Amortized cost	Fair value
Due in one year or less	$14,256	14,296
Due after one year through five years	50,309	51,462
Due after five years through ten years	238,948	250,709
Due after ten years	171,809	177,970
	$475,322	494,437
Mortgage-backed securities totaling $1.0 million at amortized cost and $1.1 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,697	(3)	—	—	1,697	(3)
State and municipal obligations	19,572	(165)	6,815	(155)	26,387	(320)
Corporate obligations	3,452	(7)	—	—	3,452	(7)
	$24,721	(175)	6,815	(155)	31,536	(330)

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$1,244	(6)	278	(2)	1,522	(8)
State and municipal obligations	24,266	(165)	17,746	(330)	42,012	(495)
Corporate obligations	5,840	(18)	744	(7)	6,584	(25)
	$31,350	(189)	18,768	(339)	50,118	(528)

Based upon the review of the held to maturity securities portfolio, the Company believes that as of September 30, 2016, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for OTTI considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of held to maturity securities in an unrealized loss position at September 30, 2016 totaled 60, compared with 99 at December 31, 2015. The decrease in the number of securities in an unrealized loss position at September 30, 2016, was largely due to a decrease in market interest rates from December 31, 2015. All temporarily impaired investment securities were investment grade at September 30, 2016.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Mortgage loans:
Residential	$1,213,507	1,254,036
Commercial	1,884,155	1,714,923
Multi-family	1,384,428	1,233,792
Construction	316,803	331,649
Total mortgage loans	4,798,893	4,534,400
Commercial loans	1,553,606	1,433,447
Consumer loans	538,061	566,175
Total gross loans	6,890,560	6,534,022
Purchased credit-impaired ("PCI") loans	1,691	3,435
Premiums on purchased loans	5,330	5,740
Unearned discounts	(39)	(41)
Net deferred fees	(6,956)	(5,482)
Total loans	$6,890,586	6,537,674
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	September 30, 2016
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$7,147	7,579	11,317	—	26,043	1,187,464	1,213,507
Commercial	1,574	—	5,679	—	7,253	1,876,902	1,884,155
Multi-family	—	—	1,113	—	1,113	1,383,315	1,384,428
Construction	—	—	2,692	—	2,692	314,111	316,803
Total mortgage loans	8,721	7,579	20,801	—	37,101	4,761,792	4,798,893
Commercial loans	1,754	297	16,436	—	18,487	1,535,119	1,553,606
Consumer loans	2,388	1,000	2,779	—	6,167	531,894	538,061
Total gross loans	$12,863	8,876	40,016	—	61,755	6,828,805	6,890,560

	December 31, 2015
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$8,983	5,434	12,031	—	26,448	1,227,588	1,254,036
Commercial	1,732	543	1,263	—	3,538	1,711,385	1,714,923
Multi-family	763	506	742	—	2,011	1,231,781	1,233,792
Construction	—	—	2,351	—	2,351	329,298	331,649
Total mortgage loans	11,478	6,483	16,387	—	34,348	4,500,052	4,534,400
Commercial loans	632	801	23,875	165	25,473	1,407,974	1,433,447
Consumer loans	3,603	1,194	4,109	—	8,906	557,269	566,175
Total gross loans	$15,713	8,478	44,371	165	68,727	6,465,295	6,534,022

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $40.0 million and $44.4 million at September 30, 2016 and December 31, 2015, respectively. Included in non-accrual loans were $5.4 million and $18.3 million of loans which were less than 90 days past due at September 30, 2016 and December 31, 2015, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2016. At December 31, 2015, there was one commercial loan for $165,000 which was ninety days or greater past due and still accruing interest. This loan was past due for maturity and well secured at December 31, 2015, and subsequent to the end of the year was renewed by the Company.
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
At September 30, 2016, there were 139 impaired loans totaling $44.4 million. Included in this total were 115 TDRs related to 114 borrowers totaling $21.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2016. At December 31, 2015, there were 148 impaired loans totaling $50.9 million. Included in this total were 122 TDRs to 120 borrowers totaling $26.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2015.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	September 30, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$28,694	13,472	2,249	44,415
Collectively evaluated for impairment	4,770,199	1,540,134	535,812	6,846,145
Total gross loans	$4,798,893	1,553,606	538,061	6,890,560

	December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$26,743	21,756	2,368	50,867
Collectively evaluated for impairment	4,507,657	1,411,691	563,807	6,483,155
Total gross loans	$4,534,400	1,433,447	566,175	6,534,022

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,963	81	83	2,127
Collectively evaluated for impairment	27,691	28,158	3,112	58,961
Total gross loans	$29,654	28,239	3,195	61,088

	December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$2,086	91	94	2,271
Collectively evaluated for impairment	30,008	25,738	3,407	59,153
Total gross loans	$32,094	25,829	3,501	61,424
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2016 and 2015, along with their balances immediately prior to the modification date and post-modification as of September 30, 2016 and 2015. There were no loans modified as TDRs during the three and nine months ended September 30, 2016.

	For the three months ended
	September 30, 2016			September 30, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	$—	1	$258	$256
Total mortgage loans	—	—	—	1	258	256
Consumer loans	—	—	—	—	—	—
Total restructured loans	—	$—	$—	1	$258	$256

	For the nine months ended
	September 30, 2016			September 30, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	$—	6	$2,192	$2,184
Construction	—	—	—	1	2,600	2,096
Total mortgage loans	—	—	—	7	4,792	4,280
Commercial loans	—	—	—	4	6,659	6,903
Consumer loans	—	—	—	2	123	115
Total restructured loans	—	$—	$—	13	$11,574	$11,298
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three and nine months ended September 30, 2015 exceeded the carrying amounts of such loans. There were charge-offs recorded on two collateral dependent impaired loans of $312,000 for the three and nine months ended September 30, 2015, which are included in the preceding tables. For the three and nine months ended September 30, 2015, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $0 and $82,000, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2015, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.00% and 5.26%, respectively, compared to a rate of 3.00% and 5.71% prior to modification, respectively.
There were no payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month periods ending September 30, 2016 and 2015. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. As part of the May 30, 2014 acquisition of Team Capital, $5.2 million of the loans acquired were determined to be PCI loans. At the date of acquisition, PCI loans were accounted for at fair value, based upon the then present value of expected future cash flows, with no related allowance for loan losses.
PCI loans declined $1.7 million to $1.7 million at September 30, 2016, from $3.4 million at December 31, 2015. The decrease from December 31, 2015, was largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $179,000 and a $682,000 increase in interest income for the three and nine months ended September 30, 2016, respectively, largely due to the acceleration of accretable and non-accretable discounts on these loans. For the three and nine months ended September 30, 2015, $129,000 and $349,000, respectively, of accretable and non-accretable discounts were similarly accelerated and recognized in interest income.
The following table summarizes the changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$328	609	676	695
Accretion	(225)	(220)	(1,065)	(683)
Reclassification from non-accretable discount	209	172	701	549
Ending balance	$312	561	312	561

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated (1)	Total
2016
Balance at beginning of period	$31,634	26,299	3,000	60,933	—	60,933
Provision charged to operations	(1,599)	2,378	221	1,000	—	1,000
Recoveries of loans previously charged-off	2	68	160	230	—	230
Loans charged-off	(383)	(506)	(186)	(1,075)	—	(1,075)
Balance at end of period	$29,654	28,239	3,195	61,088	—	61,088

2015
Balance at beginning of period	$31,824	22,840	4,570	59,234	390	59,624
Provision charged to operations	569	1,604	(411)	1,762	(362)	1,400
Recoveries of loans previously charged-off	3	762	352	1,117	—	1,117
Loans charged-off	(774)	(130)	(772)	(1,676)	(1)	(1,677)
Balance at end of period	$31,622	25,076	3,739	60,437	27	60,464

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated (1)	Total
2016
Balance at beginning of period	$32,094	25,829	3,501	61,424	—	61,424
Provision charged to operations	(2,294)	6,647	(153)	4,200	—	4,200
Recoveries of loans previously charged-off	575	351	697	1,623	—	1,623
Loans charged-off	(721)	(4,588)	(850)	(6,159)	—	(6,159)
Balance at end of period	$29,654	28,239	3,195	61,088	—	61,088

2015
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	1,924	926	718	3,568	(468)	3,100
Recoveries of loans previously charged-off	139	1,636	819	2,594	—	2,594
Loans charged-off	(2,418)	(1,867)	(2,679)	(6,964)	—	(6,964)
Balance at end of period	$31,622	25,076	3,739	60,437	27	60,464
 (1) For the year ended December 31, 2015, the Company enhanced its allowance for loan losses process and allocated the previously unallocated allowance using both qualitative and quantitative factors.

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	September 30, 2016					December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$11,574	8,580	—	8,905	340	12,144	8,799	—	9,079	451
Commercial	3,051	2,989	—	3,002	31	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,513	—	2,358	2,351	—	1,170	16
Total	17,178	14,086	—	14,420	371	14,502	11,150	—	10,249	467
Commercial loans	16,238	13,391	—	13,810	4	23,754	21,144	—	21,875	747
Consumer loans	1,510	1,003	—	1,038	44	1,560	1,082	—	1,121	48
Total impaired loans	$34,926	28,480	—	29,268	419	39,816	33,376	—	33,245	1,262

Loans with an allowance recorded
Mortgage loans:
Residential	$14,190	13,515	1,800	13,759	378	14,997	14,353	1,901	14,500	505
Commercial	1,094	1,093	163	1,102	41	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	15,284	14,608	1,963	14,861	419	16,237	15,593	2,086	15,861	568
Commercial loans	81	81	81	81	—	612	612	91	807	52
Consumer loans	1,257	1,246	83	1,266	49	1,297	1,286	94	1,312	67
Total impaired loans	$16,622	15,935	2,127	16,208	468	18,146	17,491	2,271	17,980	687

Total impaired loans
Mortgage loans:
Residential	$25,764	22,095	1,800	22,664	718	27,141	23,152	1,901	23,579	956
Commercial	4,145	4,082	163	4,104	72	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,513	—	2,358	2,351	—	1,170	16
Total	32,462	28,694	1,963	29,281	790	30,739	26,743	2,086	26,110	1,035
Commercial loans	16,319	13,472	81	13,891	4	24,366	21,756	91	22,682	799
Consumer loans	2,767	2,249	83	2,304	93	2,857	2,368	94	2,433	115
Total impaired loans	$51,548	44,415	2,127	45,476	887	57,962	50,867	2,271	51,225	1,949
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2.1 million at September 30, 2016 and $2.3 million at December 31, 2015. At September 30, 2016 and December 31, 2015, impaired loans for which there was no related allowance for loan losses totaled $28.5 million and $33.4 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2016 was $45.5 million.

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
Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At September 30, 2016
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$7,579	21,595	—	—	29,174	18,035	1,000	48,209
Substandard	12,549	25,046	1,237	2,517	41,349	34,943	2,728	79,020
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	20,128	46,641	1,237	2,517	70,523	52,978	3,728	127,229
Pass/Watch	1,193,379	1,837,514	1,383,191	314,286	4,728,370	1,500,628	534,333	6,763,331
Total	$1,213,507	1,884,155	1,384,428	316,803	4,798,893	1,553,606	538,061	6,890,560

	At December 31, 2015
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,434	29,363	1,080	—	35,877	76,464	1,194	113,535
Substandard	12,031	19,451	1,248	2,351	35,081	38,654	4,054	77,789
Doubtful	—	—	—	—	—	8	—	8
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	17,465	48,814	2,328	2,351	70,958	115,126	5,248	191,332
Pass/Watch	1,236,571	1,666,109	1,231,464	329,298	4,463,442	1,318,321	560,927	6,342,690
Total	$1,254,036	1,714,923	1,233,792	331,649	4,534,400	1,433,447	566,175	6,534,022
Note 5. Deposits
Deposits at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Savings	$1,074,708	985,478
Money market	1,586,397	1,468,352
NOW	1,908,250	1,540,894
Non-interest bearing	1,289,713	1,189,542
Certificates of deposit	668,430	739,721
Total deposits	$6,527,498	5,923,987

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
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2016 and 2015 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	—	37	42	$—	—	112	126
Interest cost	312	284	285	280	936	852	854	842
Expected return on plan assets	(612)	(632)	—	—	(1,836)	(1,898)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss	236	193	—	—	708	581	—	—
Net periodic benefit (increase) cost	$(64)	(155)	322	322	$(192)	(465)	966	968
In its consolidated financial statements for the year ended December 31, 2015, the Company previously disclosed that it does not expect to contribute to the pension plan in 2016. As of September 30, 2016, no contributions have been made to the pension plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2016 were calculated using the actual January 1, 2016 pension and other post-retirement benefits valuations.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 prospectively, effective for the third quarter of 2016. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than as equity. This resulted in an immaterial benefit to income tax expense in the third quarter of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact that the guidance will have on the Company's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2016 and December 31, 2015.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2016 and December 31, 2015.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2016 and December 31, 2015.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,031	8,031	—	—
Agency obligations	69,390	69,390	—	—
Mortgage-backed securities	935,781	—	935,781	—
State and municipal obligations	4,353	—	4,353	—
Corporate obligations	14,132	—	14,132	—
Equity securities	548	548	—	—
Total securities available for sale	1,032,235	77,969	954,266	—
Derivative assets	18,641	—	18,641	—
	$1,050,876	77,969	972,907	—

Derivative liabilities	$20,216	—	20,216	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$9,100	—	—	9,100
Foreclosed assets	10,087	—	—	10,087
	$19,187	—	—	19,187

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,004	8,004	—	—
Agency obligations	82,330	82,330	—	—
Mortgage-backed securities	863,861	—	863,861	—
State and municipal obligations	4,308	—	4,308	—
Corporate obligations	5,512	—	5,512	—
Equity securities	519	519	—	—
Total securities available for sale	$964,534	90,853	873,681	—
Derivative assets	6,854	—	6,854	—
	$971,388	90,853	880,535	—

Derivative liabilities	$6,745	—	6,745	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$9,481	—	—	9,481
Foreclosed assets	10,546	—	—	10,546
	$20,027	—	—	20,027
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2016.

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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2016 and December 31, 2015. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2016 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$159,674	159,674	159,674	—	—
Securities available for sale:
US Treasury obligations	8,031	8,031	8,031	—	—
Agency obligations	69,390	69,390	69,390	—	—
Mortgage-backed securities	935,781	935,781	—	935,781	—
State and municipal obligations	4,353	4,353	—	4,353	—
Corporate obligations	14,132	14,132	—	14,132	—
Equity securities	548	548	548	—	—
Total securities available for sale	$1,032,235	1,032,235	77,969	954,266	—
Investment securities held to maturity:
Agency obligations	2,688	2,688	2,688	—	—
Mortgage-backed securities	1,037	1,079	—	1,079	—
State and municipal obligations	462,603	481,694	—	481,694	—
Corporate obligations	10,031	10,055	—	10,055	—
Total securities held to maturity	$476,359	495,516	2,688	492,828	—
FHLBNY stock	71,019	71,019	71,019	—	—
Loans, net of allowance for loan losses	6,829,498	6,924,746	—	—	6,924,746
Derivative assets	18,641	18,641	—	18,641	—

Financial liabilities:
Deposits other than certificates of deposits	$5,859,068	5,859,068	5,859,068	—	—
Certificates of deposit	668,430	670,146	—	670,146	—
Total deposits	$6,527,498	6,529,214	5,859,068	670,146	—
Borrowings	1,522,368	1,540,977	—	1,540,977	—
Derivative liabilities	20,216	20,216	—	20,216	—

		Fair Value Measurements at December 31, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$102,226	102,226	102,226	—	—
Securities available for sale:
US Treasury obligations	8,004	8,004	8,004	—	—
Agency obligations	82,330	82,330	82,330	—	—
Mortgage-backed securities	863,861	863,861	—	863,861	—
State and municipal obligations	4,308	4,308	—	4,308	—
Corporate obligations	5,512	5,512	—	5,512	—
Equity securities	519	519	519	—	—
Total securities available for sale	$964,534	964,534	90,853	873,681	—
Investment securities held to maturity:
Agency obligations	$4,096	4,097	4,097	—	—
Mortgage-backed securities	1,597	1,658	—	1,658	—
State and municipal obligations	458,062	472,661	—	472,661	—
Corporate obligations	9,929	9,915	—	9,915	—
Total securities held to maturity	$473,684	488,331	4,097	484,234	—
FHLBNY stock	78,181	78,181	78,181	—	—
Loans, net of allowance for loan losses	6,476,250	6,509,502	—	—	6,509,502
Derivative assets	6,854	6,854	—	6,854	—

Financial liabilities:
Deposits other than certificates of deposits	$5,184,266	5,184,266	5,184,266	—	—
Certificates of deposit	739,721	742,020	—	742,020	—
Total deposits	$5,923,987	5,926,286	5,184,266	742,020	—
Borrowings	1,707,632	1,726,726	—	1,726,726	—
Derivative liabilities	6,745	6,745	—	6,745	—

Note 9. Other Comprehensive Income
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,
	2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(2,575)	1,034	(1,541)	6,146	(2,468)	3,678
Reclassification adjustment for losses included in net income	43	(17)	26	—	—	—
Total	(2,532)	1,017	(1,515)	6,146	(2,468)	3,678
Unrealized gains (losses) on derivatives (cash flow hedges)	384	(154)	230	(388)	156	(232)
Amortization related to post-retirement obligations	236	(95)	141	193	(78)	115
Total other comprehensive (loss) income	$(1,912)	768	(1,144)	5,951	(2,390)	3,561

	Nine months ended September 30,
	2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains arising during the period	$14,260	(5,727)	8,533	4,111	(1,651)	2,460
Reclassification adjustment for gains included in net income	(54)	22	(32)	(645)	259	(386)
Total	14,206	(5,705)	8,501	3,466	(1,392)	2,074
Unrealized losses on derivatives (cash flow hedges)	(603)	242	(361)	(388)	156	(232)
Amortization related to post-retirement obligations	635	(255)	380	379	(152)	227
Total other comprehensive income	$14,238	(5,718)	8,520	3,457	(1,388)	2,069

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Changes in Accumulated Other Comprehensive Income by Component, net of tax for the three months ended September 30,
	2016				2015
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at June 30,	$13,967	(6,185)	(664)	7,118	6,139	(7,602)	—	(1,463)
Current period other comprehensive (loss) income	(1,515)	141	230	(1,144)	3,678	115	(232)	3,561
Balance at September 30,	$12,452	(6,044)	(434)	5,974	9,817	(7,487)	(232)	2,098

	Changes in Accumulated Other Comprehensive Income by Component, net of tax for the nine months ended September 30,
	2016				2015
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at December 31,	$3,951	(6,424)	(73)	(2,546)	7,743	(7,714)	—	29
Current period other comprehensive income (loss)	8,501	380	(361)	8,520	2,074	227	(232)	2,069
Balance at September 30,	$12,452	(6,044)	(434)	5,974	9,817	(7,487)	(232)	2,098

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2016	2015
Details of AOCI:
Securities available for sale:
Realized net losses on the sale of securities available for sale	$(43)	—	Net gain on securities transactions
	17	—	Income tax expense
	(26)	—	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	236	193	Compensation and employee benefits (1)
	(95)	(78)	Income tax expense
	141	115	Net of tax
Total reclassifications	$115	115	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2016	2015
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$54	645	Net gain on securities transactions
	(22)	(259)	Income tax expense
	32	386	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	708	581	Compensation and employee benefits (1)
	(284)	(233)	Income tax expense
	424	348	Net of tax
Total reclassifications	$456	734	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's property financed by the Company. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2016 and December 31, 2015, the Company had 34 interest rate swaps with an aggregate notional amount of $549.5 million and 23 interest rate swaps with an aggregate notional amount of $391.4 million, respectively, related to this program. The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company's assets or liabilities.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2016, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2015. During the three and nine months ended September 30, 2016 and 2015, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $255,000 will be reclassified as an increase to interest expense. As of September 30, 2016, the Company had one outstanding interest rate derivative with a notional amount of $40.0 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015 (in thousands):

	At September 30, 2016
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$18,634	Other liabilities	$19,468
Credit contracts	Other assets	7	Other liabilities	26
Total derivatives not designated as a hedging instrument		$18,641		$19,494

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$722
Total derivatives designated as a hedging instrument		$—		$722

	At December 31, 2015
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$6,849	Other liabilities	$6,623
Credit contracts	Other assets	5	Other liabilities	—
Total derivatives not designated as a hedging instrument		$6,854		$6,623

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$122
Total derivatives designated as a hedging instrument		$—		$122
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2016 and 2015 (in thousands).

		Gain (loss) recognized in Income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2016	September 30, 2015
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (expense)	$(95)	$(335)
Credit contracts	Other income (expense)	5	(2)
Total		$(90)	$(337)

Derivatives designated as a hedging instrument:
Interest rate products	Other income (expense)	$(129)	$(55)
Total		$(129)	$(55)

		Gain (loss) recognized in Income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2016	September 30, 2015
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (expense)	$(1,060)	$75
Credit contracts	Other income (expense)	103	1
Total		$(957)	$76

Derivatives designated as a hedging instrument:
Interest rate products	Other income (expense)	$(366)	$(55)
Total		$(366)	$(55)
The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
In addition, the Company has agreements with certain of its derivative counterparties that contain a provision that if the Company fails to maintain its status as a well/adequate capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of September 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest, was $20.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $21.1 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K or supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Acquisitions
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of Provident Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration.
The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the MDE acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results. In accordance with the acquisition agreement and based upon the Company's projection of future revenue, no contingent consideration liability was required at September 30, 2016.
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
When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial and construction loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party, and periodically by the Credit Committee in the credit renewal or approval process. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating.
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look back period and adjusted for a loss emergence period. Quantitative loss factors are evaluated at least annually. Management completed its annual evaluation of the quantitative loss factors for the quarter ended September 30, 2016. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look back period. Qualitative adjustments are evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for loan losses.
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
The Company completed its annual goodwill impairment test as of September 30, 2016. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 8 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the decline in value is considered other-than-temporary. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three and nine months ended September 30, 2016 and 2015.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at September 30, 2016.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
Total assets increased $478.3 million to $9.39 billion at September 30, 2016, from $8.91 billion at December 31, 2015, primarily due to a $352.9 million increase in total loans and a $63.2 million increase in total investments.

Total loans increased $352.9 million, or 5.4%, to $6.89 billion at September 30, 2016, from $6.54 billion at December 31, 2015. Loan originations totaled $2.25 billion and loan purchases totaled $28.6 million for the nine months ended September 30, 2016. The loan portfolio had net increases of $168.6 million in commercial mortgage loans, $150.5 million in multi-family mortgage loans and $119.8 million in commercial loans, partially offset by net decreases of $41.1 million in residential mortgage loans, $28.1 million in consumer loans and $14.8 million in construction loans. Commercial real estate, commercial and construction loans represented 74.6% of the loan portfolio at September 30, 2016, compared to 72.1% at December 31, 2015.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $304.1 million and $209.6 million, respectively, at September 30, 2016. No SNCs were 90 days or more delinquent at September 30, 2016.
The Company had outstanding junior lien mortgages totaling $234.5 million at September 30, 2016. Of this total, 19 loans totaling $1.3 million were 90 days or more delinquent. These loans were allocated total loss reserves of $252,000.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Mortgage loans:
Residential	$11,317	12,031
Commercial	5,679	1,263
Multi-family	1,113	742
Construction	2,692	2,351
Total mortgage loans	20,801	16,387
Commercial loans	16,436	23,875
Consumer loans	2,779	4,109
Total non-performing/non-accrual loans	40,016	44,371
Total non-performing/accruing loans - 90 days or more delinquent	—	165
Total non-performing loans	40,016	44,536
Foreclosed assets	10,087	10,546
Total non-performing assets	$50,103	55,082
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Mortgage loans:
Residential	$7,579	5,434
Commercial	—	543
Multi-family	—	506
Total mortgage loans	7,579	6,483
Commercial loans	297	801
Consumer loans	1,000	1,194
Total 60-89 day delinquent loans	$8,876	8,478
At September 30, 2016, the allowance for loan losses totaled $61.1 million, or 0.89% of total loans, compared with $61.4 million, or 0.94% of total loans at December 31, 2015. Total non-performing loans were $40.0 million, or 0.58% of total loans at September 30, 2016, compared to $44.5 million, or 0.68% of total loans at December 31, 2015. The $4.5 million decrease in non-performing loans consisted of a $7.4 million decrease in non-performing commercial loans, a $1.3 million decrease in non-performing consumer loans and a $714,000 decrease in non-performing residential mortgage loans, partially offset by a $4.4 million increase in non-performing commercial mortgage loans and a $371,000 increase in non-performing multi-family loans. Non-performing loans do not include $1.7 million of purchased credit impaired ("PCI") loans acquired from Team Capital.
At September 30, 2016 and December 31, 2015, the Company held $10.1 million and $10.5 million of foreclosed assets, respectively. During the nine months ended September 30, 2016, there were 19 additions to foreclosed assets with a carrying value of $3.1 million and 21 properties sold with a carrying value of $2.9 million. Foreclosed assets at September 30, 2016 consisted of $5.5 million of residential real estate, $4.4 million of commercial real estate and $139,000 of marine vessels.
Non-performing assets totaled $50.1 million, or 0.53% of total assets at September 30, 2016, compared to $55.1 million, or 0.62% of total assets at December 31, 2015.
Total investments increased $63.2 million, or 4.2%, to $1.58 billion at September 30, 2016, from $1.52 billion at December 31, 2015, largely due to purchases of mortgage-backed and municipal securities and an increase in unrealized gains on securities available for sale, partially offset by principal repayments on mortgage-backed securities, maturities of municipal and agency bonds and sales of certain mortgage-backed securities.
Total deposits increased $603.5 million, or 10.2%, during the nine months ended September 30, 2016, to $6.53 billion. Deposit growth for the period reflected funding from several new municipal relationships, as well as new and deepening commercial deposit relationships. Total core deposits, which consist of savings and demand deposit accounts, increased $674.8 million to $5.86 billion at September 30, 2016, while time deposits decreased $71.3 million to $668.4 million at September 30, 2016. The increase in core deposits was largely attributable to a $367.4 million increase in interest bearing demand deposits, a $118.0 million increase in money market deposits, a $100.2 million increase in non-interest bearing demand deposits and a $89.2 million increase in savings deposits. Core deposits represented 89.8% of total deposits at September 30, 2016, compared to 87.5% at December 31, 2015.
Borrowed funds decreased $185.3 million, or 10.8%, during the nine months ended September 30, 2016, to $1.52 billion, as shorter-term wholesale funding was replaced by net inflows of deposits for the period. Borrowed funds represented 16.2% of total assets at September 30, 2016, a decrease from 19.2% at December 31, 2015.
Stockholders’ equity increased $48.2 million, or 4.0%, during the nine months ended September 30, 2016, to $1.24 billion, due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by cash dividends paid to stockholders. For the nine months ended September 30, 2016, 147,237 shares of common stock were repurchased at an average cost of $18.46 per share, a portion of which were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At September 30, 2016, 3.2 million shares remained eligible for repurchase under the current authorization. Book value per share and tangible book value per share at September 30, 2016 were $18.84 and $12.43, respectively, compared with $18.26 and $11.75, respectively, at December 31, 2015.
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
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule became effective January 1, 2015. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage capital ratio at 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Company exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer,” which when fully phased in will consist of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer was effective on January 1, 2016, with a 0.625% requirement, and will continue to be phased in through January 1, 2019, when the full capital requirement will be effective.

As of September 30, 2016, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2016
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$356,336	4.000%	$356,336	4.000%	$744,449	8.357%
Common equity Tier 1 risk-based capital	313,219	4.500	356,722	5.125	744,449	10.695
Tier 1 risk-based capital	417,626	6.000	461,128	6.625	744,449	10.695
Total risk-based capital	556,834	8.000	600,337	8.625	805,689	11.575

Company:
Tier 1 leverage capital	$356,343	4.000%	$356,343	4.000%	$817,929	9.181%
Common equity Tier 1 risk-based capital	313,233	4.500	356,737	5.125	817,929	11.751
Tier 1 risk-based capital	417,644	6.000	461,148	6.625	817,929	11.751
Total risk-based capital	556,858	8.000	600,363	8.625	879,017	12.628
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
General. The Company reported net income of $22.9 million, or $0.36 per basic and diluted share for the three months ended September 30, 2016, compared to net income of $20.6 million, or $0.33 per basic and diluted share for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company reported net income of $65.2 million, or $1.03 per basic share and $1.02 per diluted share, compared to net income of $62.2 million, or $0.99 per basic and diluted share for the same period last year.
Results of operations for the three and nine months ended September 30, 2016 were favorably impacted by growth in average loans outstanding, growth in both average non-interest bearing and interest bearing core deposits, along with growth in non-interest income. These factors helped mitigate the impact of compression in the net interest margin.
Net Interest Income. Total net interest income increased $2.4 million to $65.0 million for the quarter ended September 30, 2016, from $62.5 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, total net interest income increased $5.8 million, or 3.1%, to $192.0 million, from $186.1 million for the same period in 2015. Interest income for the quarter ended September 30, 2016 increased $3.0 million to $76.0 million, from $73.0 million for the same period in 2015. For the nine months ended September 30, 2016, interest income increased $7.4 million to $224.8 million, from $217.4 million for the nine months ended September 30, 2015. Interest expense increased $608,000, or 5.8%, to $11.1 million for the quarter ended September 30, 2016, from $10.5 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, interest expense increased $1.6 million to $32.9 million, from $31.3 million for the nine months ended September 30, 2015. The improvement in net interest income was due to growth in average loans outstanding resulting from organic originations and increases in both average non-interest bearing demand deposits and average interest bearing core deposits, partially offset by period-over-period compression in the net interest margin. The growth in average core deposits mitigated the Company's need to utilize higher-cost sources to fund loan growth.
The net interest margin decreased eight basis points to 3.05% for the quarter ended September 30, 2016, compared with 3.13% for the quarter ended September 30, 2015. The weighted average yield on interest-earning assets decreased nine basis points to 3.57% for the quarter ended September 30, 2016, compared with 3.66% for the quarter ended September 30, 2015, while the weighted average cost of interest bearing liabilities remained unchanged at 0.65% for the quarter ended September 30, 2016, compared to the third quarter of 2015. The average cost of interest bearing deposits for the quarter ended September 30, 2016 was 0.34%, compared with 0.31% for the same period last year. Average non-interest bearing demand deposits totaled $1.25 billion for the quarter ended September 30, 2016, compared with $1.15 billion for the quarter ended September 30, 2015. The average cost of borrowed funds for the quarter ended September 30, 2016 was 1.70%, compared with 1.61% for the same period last year.
For the nine months ended September 30, 2016, the net interest margin decreased eight basis points to 3.10%, compared with 3.18% for the nine months ended September 30, 2015. The weighted average yield on interest earning assets declined nine basis points to 3.63% for the nine months ended September 30, 2016, compared with 3.72% for the nine months ended September 30, 2015, while the weighted average cost of interest bearing liabilities remained unchanged at 0.66% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The average cost of interest bearing deposits for the nine months ended September 30, 2016 was 0.33%, compared with 0.31% for the same period last year. Average non-interest bearing demand deposits totaled $1.22 billion for the nine months ended September 30, 2016, compared with $1.10 billion for the nine months ended September 30, 2015. The average cost of borrowings for the nine months ended September 30, 2016 was 1.71%, compared with 1.73% for the same period last year.
Interest income on loans secured by real estate increased $721,000 to $45.3 million for the three months ended September 30, 2016, from $44.5 million for the three months ended September 30, 2015. Commercial loan interest income increased $2.3 million to $16.1 million for the three months ended September 30, 2016, from $13.8 million for the three months ended September 30, 2015. Consumer loan interest income decreased $19,000 to $5.6 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. For the three months ended September 30, 2016, the average balance of total loans increased $448.8 million to $6.73 billion, from $6.28 billion for the same period in 2015. The average loan yield for the three months ended September 30, 2016 decreased nine basis points to 3.93%, from 4.02% for the same period in 2015.
Interest income on loans secured by real estate increased $3.0 million to $134.4 million for the nine months ended September 30, 2016, from $131.4 million for the nine months ended September 30, 2015. Commercial loan interest income increased $5.5 million to $46.4 million for the three months ended September 30, 2016, from $40.9 million for the nine months ended September 30, 2016. Consumer loan interest income decreased $577,000 to $16.7 million for the nine months ended September 30, 2016, from $17.2 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the average balance of total loans increased $453.7 million to $6.61 billion, from $6.15 billion for the same period in 2015. The average loan yield for the nine months ended September 30, 2016 decreased 13 basis points to 3.96%, from 4.09% for the same period in 2015.
Interest income on investment securities held to maturity decreased $19,000, or 0.6%, to $3.3 million for the quarter ended September 30, 2016, compared to the same period last year. Average investment securities held to maturity increased $8.6 million to $482.0 million for the quarter ended September 30, 2016, from $473.4 million for the same period last year. Interest income on investment securities held to maturity decreased $139,000, or 1.4%, to $10.0 million for the nine months ended September 30, 2016, compared to the same period in 2015. Average investment securities held to maturity increased $4.0 million to $477.6 million for the nine months ended September 30, 2016, from $473.6 million for the same period last year.
Interest income on securities available for sale and FHLBNY stock decreased $96,000, or 1.7%, to $5.6 million for the quarter ended September 30, 2016, from $5.7 million for the quarter ended September 30, 2015. The average balance of securities available for sale and FHLBNY stock decreased $6.2 million to $1.10 billion for the three months ended September 30, 2016, compared to the same period in 2015. Interest income on securities available for sale and FHLBNY stock decreased $634,000, or 3.6%, to $17.1 million for the nine months ended September 30, 2016, from $17.7 million for the nine months ended September 30, 2015. The average balance of securities available for sale and FHLBNY stock decreased $47.4 million to $1.07 billion for the nine months ended September 30, 2016, from $1.12 billion for the same period in 2015.
The average yield on total securities decreased to 2.14% for the three months ended September 30, 2016, compared with 2.26% for the same period in 2015. For the nine months ended September 30, 2016, the average yield on total securities was 2.28%, compared with 2.33% for the same period in 2015.
Interest expense on deposit accounts increased $802,000, or 22.0%, to $4.4 million for the quarter ended September 30, 2016, from $3.6 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, interest expense on deposit accounts increased $1.5 million, or 14.2%, to $12.4 million, from $10.9 million for the same period last year. The average cost of interest bearing deposits increased to 0.34% for the third quarter of 2016 and 0.33% for the nine months ended September 30, 2016, from 0.31% for both the three and nine months ended September 30, 2015. The average balance of interest bearing core deposits for the quarter ended September 30, 2016 increased $575.1 million to $4.49 billion, from $3.92 billion for the same period in 2015. For the nine months ended September 30, 2016, average interest bearing core deposits increased $334.6 million, to $4.26 billion, from $3.93 billion for the same period in 2015. Average time deposit account balances decreased $70.4 million, to $703.0 million for the quarter ended September 30, 2016, from $773.5 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, average time deposit account balances decreased $46.2 million, to $746.1 million, from $792.2 million for the same period in 2015.

Interest expense on borrowed funds decreased $194,000, or 2.8%, to $6.6 million for the quarter ended September 30, 2016, from $6.8 million for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, interest expense on borrowed funds increased $45,000 to $20.5 million, from $20.4 million for the nine months ended September 30, 2015. The average cost of borrowings increased to 1.70% for the three months ended September 30, 2016, from 1.61% for the three months ended September 30, 2015. The average cost of borrowings decreased to 1.71% for the nine months ended September 30, 2016, from 1.73% for the same period last year. Average borrowings decreased $134.5 million, or 8.0%, to $1.55 billion for the quarter ended September 30, 2016, from $1.68 billion for the quarter ended September 30, 2015. For the nine months ended September 30, 2016, average borrowings increased $19.9 million to $1.60 billion, compared to $1.58 billion for the nine months ended September 30, 2015.
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
The Company recorded provisions for loan losses of $1.0 million and $4.2 million for the three and nine months ended September 30, 2016, respectively. This compared with provisions for loan losses of $1.4 million and $3.1 million recorded for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, the Company had net charge-offs of $845,000 and $4.5 million, respectively, compared with net charge-offs of $560,000 and $4.4 million, respectively, for the same periods in 2015. At September 30, 2016, the Company’s allowance for loan losses was $61.1 million, or 0.89% of total loans, compared with $61.4 million, or 0.94% of total loans at December 31, 2015.
Non-Interest Income. Non-interest income totaled $14.1 million for the quarter ended September 30, 2016, an increase of $2.0 million, or 16.2%, compared to the same period in 2015. Other income increased $2.5 million for the three months ended September 30, 2016, compared to the same period in 2015, largely due to a $1.2 million increase in net gains on loan sales, an $876,000 increase in net fees on loan-level interest rate swap transactions and a $354,000 increase in net gains on the sale of foreclosed real estate. Wealth management income decreased $488,000 to $4.3 million for the three months ended September 30, 2016, compared to $4.8 million for the same period in 2015. The decrease in wealth management income was primarily due to a shift in the mix of assets under management which negatively impacted fees earned, along with a reduction in income associated with the licensing of indices exchange traded fund ("ETF") providers. Fee income decreased $93,000 to $6.1 million for the three months ended September 30, 2016, compared to $6.2 million for the same period in 2015, largely due to a $191,000 decrease in commercial loan prepayment fee income, partially offset by a $96,000 increase in deposit related fee income. Net gains on securities transactions decreased $48,000 for the three months ended September 30, 2016, compared to the same period in 2015.
For the nine months ended September 30, 2016, non-interest income totaled $40.9 million, an increase of $1.6 million, compared to the same period in 2015. Other income increased $1.5 million to $4.4 million for the nine months ended September 30, 2016, compared with the same period in 2015, largely due to a $1.4 million increase in net gains on loan sales, a $432,000 increase in net gains on the sale of foreclosed real estate, and a $335,000 gain recognized on the sale of deposits resulting from a strategic branch divestiture, partially offset by a $1.4 million decrease in net fees on loan-level interest rate swap transactions. Also contributing to the increase in non-interest income, wealth management income increased $679,000 to $13.1 million for the nine months ended September 30, 2016, largely due to fees from assets under management acquired in the MDE acquisition, which closed April 1, 2015. This increase in wealth management income was offset in part by a reduction in income associated with the licensing of indices to ETF providers. Partially offsetting these increases in non-interest income, net gains on securities transactions and fee income decreased $596,000 and $156,000, respectively, for the nine months ended September 30, 2016, compared to the same period in 2015. The decrease in fee income was largely due to a $1.1 million decrease in commercial loan prepayment fee income, partially offset by increases in both deposit and loan-related fee income.
Non-Interest Expense. For the three months ended September 30, 2016, non-interest expense increased $2.2 million to $45.9 million, compared to the three months ended September 30, 2015. Compensation and benefits expense increased $1.9 million to $26.7 million for the three months ended September 30, 2016, compared to $24.8 million for the same period in 2015. This increase was principally due to additional salary expense related to annual merit increases, and an increase in the accrual for incentive compensation, partially offset by a decrease in stock-based compensation. Other operating expenses increased $377,000 to $6.9 million for the three months ended September 30, 2016, compared to the same period in 2015, largely due to an increase in legal expense and an increase in debit card expense related to the Company's issuance of chip-enabled debit cards. In addition, advertising and promotion expenses increased $189,000 to $787,000 for the three months ended September 30, 2016, compared to the same period in 2015, largely due to the timing of the Company's advertising campaigns. Partially offsetting these increases in non-interest expense, the amortization of intangibles decreased $245,000 for the three months ended September 30, 2016, compared with the same period in 2015, as a result of scheduled reductions in amortization. Additionally, FDIC insurance expense decreased $156,000 to $1.1 million for three months ended September 30, 2016, compared to $1.3 million for the same period in 2015. This decrease was due to the FDIC's reduction of assessment rates for depository institutions with less than $10.0 billion in assets, effective for the quarter ended September 30, 2016. The decrease in the FDIC assessment rate was partially offset by an increase in the Company's total assets subject to assessment.
Non-interest expense for the nine months ended September 30, 2016 was $136.6 million, an increase of $3.5 million from $133.2 million for the nine months ended September 30, 2015. Compensation and benefits expense increased $5.1 million to $78.5 million for the nine months ended September 30, 2016, compared to $73.4 million for the nine months ended September 30, 2015, due to increased salary expense associated with new employees from MDE, additional salary expense associated with annual merit increases, an increase in the accrual for incentive compensation and an increase in employee medical and retirement benefit costs. In addition, data processing expense increased $420,000 to $9.8 million for the nine months ended September 30, 2016, compared to $9.4 million for the same period in 2015, principally due to an increase in software maintenance costs. Net occupancy costs decreased $1.2 million, to $18.7 million for the nine months ended September 30, 2016, compared to the same period in 2015, principally due to a decrease in seasonal expenses resulting from a milder winter, combined with decreases in facilities and equipment maintenance expenses. The amortization of intangibles decreased $435,000 for the nine months ended September 30, 2016, compared with the same period in 2015, as a result of scheduled reductions in amortization. In addition, other operating expenses decreased $217,000 to $20.6 million for the nine months ended September 30, 2016, compared to the same period in 2015, largely due to $413,000 of non-recurring professional services costs associated with the MDE transaction for the nine months ended September 30, 2015, partially offset by increases in debit card maintenance costs, foreclosed real estate expense and non-performing asset-related expenses, while advertising and promotion expenses decreased $173,000 to $2.6 million for the nine months ended September 30, 2016, compared to the same period in 2015, largely due to the timing of the Company's advertising campaigns.
Income Tax Expense. For the three and nine months ended September 30, 2016, the Company’s income tax expense was $9.3 million and $26.8 million, respectively, compared with $9.0 million and $27.0 million, for the three and nine months ended September 30, 2015, respectively. The Company’s effective tax rates were 28.8% and 29.1% for the three and nine months ended September 30, 2016, respectively, compared with 30.5% and 30.3% for the three and nine months ended September 30, 2015, respectively, as a greater proportion of income was derived from non-taxable sources in the current year periods. Also, in the third quarter of 2016, the Company adopted Accounting Standards Update ("ASU”) No. 2016-09, "Compensation - Stock Compensation (Topic 718)." The adoption of this ASU resulted in a $158,000 decrease in income tax expense and a 17 basis point reduction in the effective tax rate for the nine months ended September 30, 2016.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2016 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$249,650	$(8,610)	(3.3)%
Static	258,260	—	—
+100	257,072	(1,188)	(0.5)
+200	255,116	(3,144)	(1.2)
+300	254,202	(4,058)	(1.6)
The preceding table indicates that, as of September 30, 2016, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.6%, or $4.1 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 3.3%, or $8.6 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2016 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,293,406	$(7,832)	(0.6)%	13.6%	(0.9)%
Flat	1,301,238	—	—	13.7
+100	1,276,964	(24,274)	(1.9)	13.6	(1.2)
+200	1,238,773	(62,465)	(4.8)	13.3	(3.5)
+300	1,185,511	(115,727)	(8.9)	12.8	(6.8)
The preceding table indicates that as of September 30, 2016, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 8.9%, or $115.7 million. If rates were to decrease 100 basis points, the model forecasts a 0.6%, or $7.8 million, decrease in the present value of equity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1, 2016 through July 31, 2016	—	$—	—	3,194,835
August 1, 2016 through August 31, 2016	—	—	—	3,194,835
September 1, 2016 through September 30, 2016	768	20.78	768	3,194,067
Total	768	—	768

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2016	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2016	By:	/s/ Frank S. Muzio
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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document