Form 10-K
period 2016-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2017-03-01
CIK 1178970

UNITED STATES DRAFT
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
Large Accelerated Filer  ☒    Accelerated  Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of February 1, 2017, there were 83,209,293 issued and 66,448,826 outstanding shares of the Registrant’s Common Stock, including 324,837 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2016, as quoted by the NYSE, was approximately $1.19 billion.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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
Provident Financial Services, Inc.
The Company is a Delaware corporation which became the holding company for Provident Bank (the “Bank”) on January 15, 2003, following the completion of the conversion of the Bank to a New Jersey-chartered capital stock savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering, and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of the Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration. The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results. In accordance with the acquisition agreement and based upon the Company's projection of future revenue, no contingent consideration liability was required at December 31, 2016.
At December 31, 2016, the Company had total assets of $9.50 billion, total loans of $7.00 billion, total deposits of $6.55 billion, and total stockholders’ equity of $1.25 billion. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.
Capital Management. The Company paid cash dividends totaling $45.4 million and repurchased 149,688 shares of its common stock at a cost of $2.8 million in 2016. At December 31, 2016, 3.2 million shares were eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2016 under current regulatory standards.
Available Information. The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All filed SEC reports and interim filings can also be obtained from the Bank’s website, www.provident.bank, on the “Investor Relations” page, without charge from the Company.
Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank operating full-service branch offices in the New Jersey counties of Hudson, Bergen, Essex, Mercer, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.
The following are highlights of Provident Bank’s operations:
Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank continues to diversify its loan portfolio and has emphasized the origination of commercial real estate loans, multi-family loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one-to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than one to four family residential mortgage loans.
Asset Quality. As of December 31, 2016, non-performing assets were $50.4 million or 0.53% of total assets, compared to $55.1 million or 0.62% of total assets at December 31, 2015. The Bank’s non-performing asset levels continued to decline from higher levels reported in prior years as local and national economic conditions have gradually improved. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $5.90 billion at December 31, 2016, representing 90.1% of total deposits, compared with $5.18 billion, or 87.5% of total deposits at December 31, 2015. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $55.4 million for the year ended December 31, 2016, compared with $55.2 million for the year ended December 31, 2015, of which fee income was $26.0 million for the year ended December 31, 2016, compared with $26.3 million for the year ended December 31, 2015.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2016, 61.2% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2016, the Bank’s securities portfolio totaled $1.60 billion and had an expected average life of 4.24 years to manage its exposure to interest rate movements.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2016, the Bank operated a network of 87 full-service banking offices throughout thirteen counties in northern and central New Jersey, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus and Princeton, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey and eastern Pennsylvania.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 6.7 million, which was 74.6% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.8 million, which was 14.4% of that state’s total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 4.7% at December 31, 2016, a decrease from 5.1% at December 31, 2015. The unemployment rate in Pennsylvania was 5.6% for December 31, 2016, an increase from 4.8% at December 31, 2015.
Within its primary market areas in New Jersey and Pennsylvania, the Bank had an approximate 2.21% and 0.80% share of bank deposits as of June 30, 2016, respectively, the latest date for which statistics are available. On a statewide basis, the Bank had an approximate 1.92% deposit share of the New Jersey market and an approximate 0.07% deposit share of the Pennsylvania market.
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
The Bank originates commercial real estate loans that are secured by income-producing properties such as multi-family apartment buildings, office buildings, and retail and industrial properties. Generally, these loans have maturities of either 5 or 10 years. For loans greater than $5.0 million originated with maturities in excess of 7 years, the Bank generally requires loan-level interest rate swaps for qualified borrowers.

The Bank has historically provided construction loans for both single family and condominium projects intended for sale and commercial projects, including residential for rent projects that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews and to review all construction advances made against work in place and a limitation on how and when loan proceeds are advanced. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. Funding requirements and loan structure for residential for-rent projects vary depending on whether such projects are vertical or horizontal construction.
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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,212,255	17.46%	$1,255,159	19.38%	$1,252,526	20.79%	$1,174,043	22.89%	$1,265,015	26.17%
Commercial mortgage loans	1,978,700	28.50	1,716,117	26.50	1,695,822	28.15	1,400,624	27.30	1,349,950	27.92
Multi-family mortgage loans	1,402,169	20.20	1,234,066	19.06	1,042,223	17.30	928,906	18.11	723,958	14.98
Construction loans	264,814	3.81	331,649	5.12	221,102	3.67	183,289	3.57	120,133	2.48
Total mortgage loans	4,857,938	69.97	4,536,991	70.06	4,211,673	69.91	3,686,862	71.87	3,459,056	71.55
Commercial loans	1,630,887	23.49	1,434,291	22.15	1,263,618	20.98	932,199	18.17	866,395	17.92
Consumer loans	516,755	7.44	566,175	8.74	611,596	10.15	577,602	11.26	579,166	11.98
Total gross loans	7,005,580	100.90	6,537,457	100.95	6,086,887	101.04	5,196,663	101.30	4,904,617	101.45
Premiums on purchased loans	4,968	0.07	5,740	0.09	5,307	0.09	4,202	0.08	4,964	0.10
Unearned discounts	(39)	—	(41)	—	(53)	—	(62)	—	(78)	—
Net deferred costs (fees)	(7,023)	(0.08)	(5,482)	(0.09)	(6,636)	(0.11)	(5,990)	(0.12)	(4,804)	(0.10)
Total loans	7,003,486	100.89	6,537,674	100.95	6,085,505	101.02	5,194,813	101.26	4,904,699	101.45
Allowance for loan losses	(61,883)	(0.89)	(61,424)	(0.95)	(61,734)	(1.02)	(64,664)	(1.26)	(70,348)	(1.45)
Total loans, net	$6,941,603	100.00%	$6,476,250	100.00%	$6,023,771	100.00%	$5,130,149	100.00%	$4,834,351	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2016, regarding the maturities of loans in the loan portfolio, including PCI loans. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(Dollars in thousands)
Residential mortgage loans	$3,328	$16,811	$15,300	$106,144	$520,630	$550,042	$1,212,255
Commercial mortgage loans	144,703	381,198	432,639	812,913	197,246	10,001	1,978,700
Multi-family mortgage loans	20,396	222,377	212,063	835,757	110,081	1,495	1,402,169
Construction loans	147,381	103,017	2,610	11,806	—	—	264,814
Total mortgage loans	315,808	723,403	662,612	1,766,620	827,957	561,538	4,857,938
Commercial loans	334,272	320,854	309,004	429,904	181,654	55,199	1,630,887
Consumer loans	16,508	15,118	19,989	100,261	285,755	79,124	516,755
Total gross loans	$666,588	$1,059,375	$991,605	$2,296,785	$1,295,366	$695,861	$7,005,580

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2016 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans	$777,488	$431,439	$1,208,927
Commercial mortgage loans	740,051	1,093,946	1,833,997
Multi-family mortgage loans	456,958	924,815	1,381,773
Construction loans	1,000	116,433	117,433
Total mortgage loans	1,975,497	2,566,633	4,542,130
Commercial loans	482,201	814,414	1,296,615
Consumer loans	302,129	198,118	500,247
Total loans	$2,759,827	$3,579,165	$6,338,992

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives and through the Internet. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2016, $1.21 billion or 17.5% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 64.4% were fixed-rate and 35.6% were adjustable-rate loans.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2016, $7.5 million or 5.1% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2016 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $25.0 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $9.0 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties. Commercial real estate loans were 28.5% of the loan portfolio at December 31, 2016. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
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
The Bank’s largest commercial mortgage loan as of December 31, 2016 was a $40.0 million loan secured by a first mortgage lien on eight office buildings and five industrial/flex buildings located throughout Middlesex and Somerset counties in New Jersey. This was a refinance and consolidation of several loans to an existing customer with extensive experience and a successful track record. The loan has a risk rating of “2” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2016.
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
The Bank’s largest multi-family loan as of December 31, 2016 was a $41.0 million loan secured by a first leasehold mortgage lien on a newly renovated 129-unit, six story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2016.
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
The Bank’s largest construction loan at December 31, 2016 was a $28.0 million share of a $78.0 million syndicated construction loan secured by a first mortgage lien on a class "A" 10 story apartment building containing 295 multi-family units, 4,200 square feet of retail and a 316 unit parking garage which is under construction in Weehawken, New Jersey. The loan had an outstanding balance of $5.1 million at December 31, 2016. Construction of the project is approximately 20% complete. The project sponsor is a publicly traded Real Estate Investment Trust ("REIT") and has extensive experience and a successful track record in the development and management of commercial real estate. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”-see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2016.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 23.5% of the loan portfolio at December 31, 2016. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit, asset-based lines of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.
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
The Bank’s largest commercial loan as of December 31, 2016 was a $38.0 million line of credit to a well known general contracting company specializing in bridge and highway construction with a risk rating of "5" (loans rated 5 are deemed “questionable quality” and are considered to be a "watch" credit -see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). The line is used primarily for bid bonding and working capital purposes. As of December 31, 2016, the line of credit did not have an outstanding balance.

Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 7.4% of the loan portfolio at December 31, 2016. Home equity loans and home equity lines of credit constituted 94.5% of the consumer loan portfolio and indirect marine loans constituted 2.6% of the consumer loan portfolio as of December 31, 2016. The remaining 2.9% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans. The Bank no longer purchases indirect auto or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. As of December 31, 2016, there was $226.7 million of first-lien home equity loans outstanding. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2016 were $482.0 million and $197.8 million, respectively, representing utilization of 41.0%.
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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Originations:
Residential mortgage	$145,684	$117,397	$72,418
Commercial mortgage	427,442	332,940	222,516
Multi-family mortgage	238,386	308,298	127,060
Construction	265,623	304,733	242,898
Commercial	1,891,067	1,437,749	972,866
Consumer	125,515	154,781	168,747
Subtotal of loans originated	3,093,717	2,655,898	1,806,505
Loans purchased	28,590	95,283	130,540
Total loans originated and purchased	3,122,307	2,751,181	1,937,045

Net loans acquired in acquisition	—	—	631,209

Loans sold	34,976	11,918	12,609

Repayments:
Residential mortgage	197,701	204,863	151,004
Commercial mortgage	273,469	303,165	196,002
Multi-family mortgage	102,939	176,312	48,758
Construction	129,918	119,784	229,695
Commercial	1,735,420	1,279,978	851,682
Consumer	175,658	196,819	177,406
Total repayments	2,615,105	2,280,921	1,654,547
Total reductions	2,650,081	2,292,839	1,667,156
Other items, net(1)	(6,414)	(6,173)	(10,406)
Net increase	$465,812	$452,169	$890,692

(1)	Other items, net include charge-offs, deferred fees and expenses, discounts and premiums.
Loan Approval Procedures and Authority. The Bank’s Board of Directors approves the Lending Policy on an annual basis as well as on an interim basis as modifications are warranted. The Lending Policy sets the Bank’s lending authority for each type of loan. The Bank’s lending officers are assigned dollar authority limits based upon their experience and expertise. All commercial loan approvals require dual signature authority.
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
The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to maintain an appropriate risk rating to each loan in their portfolio. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Department during the underwriting and loan review processes. Loan review examinations are performed by an independent third party which validates the risk ratings on a sample basis. In addition, a risk rating can be adjusted at the weekly Credit Committee meeting and quarterly at management’s Credit Risk Management Committee where they meet to review all loans rated a “watch” ("5") or worse. The Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2016, the regulatory lending limit was $121.4 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $80.0 million for loans with a risk rating of "2" or better, up to $70.0 million for loans with a risk rating of "3", and up to $50.0 million for loans with a risk rating of "4". Maximum group exposure limits may be lower depending on the type of loans involved. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2016, the Bank’s largest group exposure with an individual borrower and its related entities was $101.8 million, consisting of 12 commercial real estate loans totaling $95.6 million, secured by 11 retail and office buildings located in New Jersey, a $6.0 million unsecured line of credit and two ACH lines of credit totaling $200,000. The loans have an average risk rating of “3”. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in the state of New Jersey. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix, as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the management Credit Committee and reported to the Risk Committee of the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time the loan was originated. As of December 31, 2016, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2016, the Bank had $2.0 billion in loans outstanding to its 50 largest borrowers and their related entities.
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

Collection Procedures. In the case of residential mortgage and consumer loans, the collections personnel in the Bank’s Asset Recovery Department are responsible for collection activities from the sixteenth day of delinquency. Collection efforts include automated notices of delinquency, telephone calls, letters and other notices to delinquent borrowers. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after a loan is delinquent provided a plan of repayment to cure the delinquency or other loss mitigation arrangement cannot be reached with the borrower. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The Bank’s collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four-family mortgage loans follow the collection and loss mitigation guidelines outlined by those agencies.
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
Loans deemed uncollectible are proposed for charge-off on a monthly basis. Any charge-off recommendation of $500,000 or greater is submitted to executive management.
Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on at least a quarerly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogenous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2016, there were 141 impaired loans totaling $52.0 million, of which 136 loans totaling $41.6 million were TDRs. Included in this total were 114 TDRs to 110 borrowers totaling $29.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2016.
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
The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2016, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2016, $88.3 million of loans were classified as “substandard,” which consisted of $47.3 million in commercial loans, $23.6 million in commercial and multi-family mortgage loans, $12.0 million in residential loans, $2.5 million in construction loans and $2.9 million in consumer loans. At that same date, there were no loans classified as “doubtful”. Also, there were no loans classified as “loss” at December 31, 2016. As of December 31, 2016, $48.5 million of loans were designated “special mention.”
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2016				At December 31, 2015				At December 31, 2014
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	33	$6,563	67	$12,021	29	$5,434	71	$12,031	27	$4,331	86	$17,222
Commercial mortgage loans	1	80	6	5,192	1	543	8	1,263	1	30	13	19,107
Multi-family mortgage loans	—	—	2	553	1	506	2	741	—	—	1	321
Construction loans	—	—	1	2,517	—	—	1	2,351	—	—	—	—
Total mortgage loans	34	6,643	76	20,283	31	6,483	82	16,386	28	4,361	100	36,650
Commercial loans	4	357	29	11,857	4	801	26	5,812	8	371	19	5,031
Consumer loans	19	1,199	43	2,940	19	1,194	50	4,054	28	2,509	42	3,724
Total loans	57	$8,199	148	$35,080	54	$8,478	158	$26,252	64	$7,241	161	$45,405

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2016, there were 22 TDRs totaling $11.7 million that were classified as non-accrual, compared to 21 non-accrual TDRs which totaled $18.0 million at December 31, 2015. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$12,021	$12,031	$17,222	$23,011	$29,293
Commercial mortgage loans	7,493	1,263	20,026	18,662	29,072
Multi-family mortgage loans	553	742	322	403	412
Construction loans	2,517	2,351	—	8,448	8,896
Commercial loans	16,787	23,875	12,342	22,228	25,467
Consumer loans	3,030	4,109	3,944	3,928	5,850
Total non-accruing loans	42,401	44,371	53,856	76,680	98,990
Accruing loans - 90 days or more delinquent	—	165	—	—	—
Total non-performing loans	42,401	44,536	53,856	76,680	98,990
Foreclosed assets	7,991	10,546	5,098	5,486	12,473
Total non-performing assets	$50,392	$55,082	$58,954	$82,166	$111,463
Total non-performing assets as a percentage of total assets	0.53%	0.62%	0.69%	1.10%	1.53%
Total non-performing loans to total loans	0.61%	0.68%	0.88%	1.48%	2.02%
Non-performing commercial mortgage loans increased $6.2 million to $7.5 million at December 31, 2016, from $1.3 million at December 31, 2015. At December 31, 2016, the Company held eight non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $3.0 million loan secured by a first mortgage on a retail property located in Washington Township, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans decreased $7.1 million, to $16.8 million at December 31, 2016, from $23.9 million at December 31, 2015. Non-performing commercial loans at December 31, 2016 consisted of 30 loans. The largest non-performing commercial loan relationship consisted of four loans to a health and fitness club with total outstanding balances of $6.5 million at December 31, 2016. All of the loans are secured by liens on a commercial property. The loans are presently in default.
Non-performing constructions loans amounted to $2.5 million at December 31, 2016. Non-performing construction loans consisted of a single loan to a health and fitness club totaling $2.5 million, which combined with four non-performing commercial loans comprises a $9.0 million loan relationship with this borrower. This non-performing construction loan is presently in default. Non-performing constructions loans in the prior year amounted to $2.4 million. There is no contractual commitment to advance additional funds to this borrower.
At December 31, 2016, the Company held $8.0 million of foreclosed assets, compared with $10.5 million at December 31, 2015. Foreclosed assets at December 31, 2016 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2016, there were 25 additions to foreclosed assets with a carrying value of $3.6 million and 31 properties sold with a carrying value of $5.4 million. Foreclosed assets at December 31, 2016, consisted of $4.1 million of residential real estate and $3.9 million of commercial real estate.
Non-performing assets totaled $50.4 million, or 0.53% of total assets at December 31, 2016, compared to $55.1 million, or 0.62% of total assets at December 31, 2015. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.2 million during the year ended December 31, 2016. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2016 was not material.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look back period and adjusted for a loss emergence period; these factors are evaluated at least annually. The most recent periodic review and recalculation of quantitative loss factors was completed in the third quarter of 2016 using historical loss data through June 30, 2016 and was applied effective September 30, 2016. Qualitative adjustments give consideration to other qualitative or environmental factors such as:

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
Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look back period; qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The range of adjustments to historical loss rates applicable to qualitative factors were updated in the third quarter of 2016 in conjunction with the review and recalculation of quantitative loss factors. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the general allowance for loan losses.
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
The provision for loan losses is established after considering the allowance for loan loss analysis, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan portfolio composition, loan delinquency and non-performing loan trends and peer group analysis. As a result of this process, management may establish an unallocated portion of the allowance for loan losses. The unallocated portion of the allowance for loan losses accounts for the inherent imprecision of the overall loss estimation process, including the periodic updating of appraisals, commercial loan risk ratings, and economic uncertainty that may not be fully captured in the Bank's loss history or the qualitative factors.
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
Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$61,424	$61,734	$64,664	$70,348	$74,351
Charge offs:
Residential mortgage loans	1,033	1,296	3,184	3,900	4,622
Commercial mortgage loans	35	1,086	705	2,882	3,253
Multi-family mortgage loans	—	105	4	—	19
Construction loans	—	—	15	234	238
Commercial loans	4,862	2,863	4,449	3,686	12,259
Consumer loans	1,020	3,478	2,515	3,704	3,516
Total	6,950	8,828	10,872	14,406	23,907
Recoveries:
Residential mortgage loans	57	102	73	160	105
Commercial mortgage loans	504	86	131	104	56
Multi-family mortgage loans	67	2	1	—	1
Construction loans	—	57	80	869	—
Commercial loans	570	2,413	1,776	1,075	2,771
Consumer loans	811	1,508	1,231	1,014	971
Total	2,009	4,168	3,292	3,222	3,904
Net charge-offs	4,941	4,660	7,580	11,184	20,003
Provision for loan losses	5,400	4,350	4,650	5,500	16,000
Balance at end of period	$61,883	$61,424	$61,734	$64,664	$70,348
Ratio of net charge-offs to average loans outstanding during the period	0.07%	0.07%	0.13%	0.22%	0.43%
Allowance for loan losses to total loans	0.88%	0.94%	1.01%	1.24%	1.43%
Allowance for loan losses to non-performing loans	145.95%	137.92%	114.63%	84.33%	71.07%

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

	At December 31,
	2016		2015		2014		2013		2012
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$5,540	17.30%	$5,110	19.20%	$4,805	20.58%	$5,500	22.60%	$6,053	25.79%
Commercial mortgage loans	12,234	28.24	12,798	26.25	16,645	27.86	16,404	26.96	21,639	27.52
Multi-family mortgage loans	7,481	20.02	7,841	18.88	6,258	17.12	5,933	17.87	7,163	14.76
Construction loans	4,371	3.77	6,345	5.06	4,269	3.62	6,307	3.52	3,107	2.45
Commercial loans	29,143	23.28	25,829	21.94	24,381	20.76	24,107	17.93	20,315	17.67
Consumer loans	3,114	7.39	3,501	8.67	4,881	10.06	4,929	11.12	5,224	11.81
Unallocated	—	—	—	—	495	—	1,484	—	6,847	—
Total	$61,883	100.00%	$61,424	100.00%	$61,734	100.00%	$64,664	100.00%	$70,348	100.00%
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
Management conducts a periodic review and evaluation of the securities portfolio to determine if any securities with a market value below book value were other-than-temporarily impaired. If such an impairment was deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and the Company would recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases.

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
At December 31, 2016, the Bank held $1.2 million in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.
Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$893	$924	$1,597	$1,658	$2,816	$2,939
FHLB obligations	409	407	500	498	1,050	1,048
FHLMC obligations	1,600	1,560	500	500	1,700	1,696
FNMA obligations	1,798	1,762	3,096	3,099	3,413	3,414
FFCB obligations	499	496	—	—	650	652
State and municipal obligations	473,653	474,852	458,062	472,661	449,410	462,238
Corporate obligations	9,331	9,286	9,929	9,915	10,489	10,486
Total held-to-maturity	$488,183	$489,287	$473,684	$488,331	$469,528	$482,473
Available for Sale:
U.S Treasury obligations	7,995	8,008	8,006	8,004	8,016	8,016
Mortgage-backed securities	952,992	951,861	857,430	863,861	944,796	957,257
FHLMC obligations	10,009	10,014	20,101	20,059	32,360	32,351
FHLB obligations	25,136	25,164	30,298	30,273	—	—
FNMA obligations	21,978	22,010	31,997	31,998	16,398	16,472
FFCB obligations	—		—	—	46,113	46,253
State and municipal obligations	3,727	3,743	4,193	4,308	6,855	7,002
Corporate obligations	19,013	19,037	5,516	5,512	6,526	6,520
Equity securities	397	549	397	519	397	524
Total available for sale	$1,041,247	$1,040,386	$957,938	$964,534	$1,061,461	$1,074,395
Average expected life of securities(1)	4.24 years		4.40 years		4.22 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2016:
FNMA	$520,492	$518,361
FHLMC	380,382	380,625
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2016. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2016
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$511	4.00%	$382	5.40%	$—	—%	$893	4.60%
Agency obligations	—	—	4,306	1.50	—	—	—	—	4,306	1.50
Corporate obligations	4,808	1.67	4,523	2.23	—	—	—	—	9,331	1.94
State and municipal obligations	18,020	2.03	38,699	3.22	247,535	2.69	169,399	2.66	473,653	2.70
Total held to maturity	$22,828	1.96%	$48,039	2.98%	$247,917	2.70%	$169,399	2.66%	$488,183	2.68%
Available for Sale:
U.S. Treasury obligations	$8,008	1.05%	$—	—%	$—	—%	$—	—%	$8,008	1.05%
State and municipal obligations	426	3.91%	405	3.91	2,912	2.78	—	—	3,743	3.03
Mortgage-backed securities	120	4.31	27,211	1.95	95,532	2.96	828,998	2.39	951,861	2.43
Agency obligations	38,120	0.95	19,068	1.16	—	—	—	—	57,188	1.02
Corporate obligations	—	—	990	1.88	18,047	4.80	—	—	19,037	4.65
Total available for sale(2)	$46,674	1.00%	$47,674	1.64%	$116,491	3.24%	$828,998	2.39%	$1,039,837	2.38%

(1)	Yields are not tax equivalent.

(2)	Totals exclude $549,000 of available for sale equity securities at fair value.
SOURCES OF FUNDS
General. Primary sources of funds consist of principal and interest cash flows received from loans and mortgage-backed securities, contractual maturities on investments, deposits, FHLBNY advances and proceeds from sales of loans and investments. These sources of funds are used for lending, investing and general corporate purposes, including acquisitions and common stock repurchases.
Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers investment, insurance, IRA and KEOGH products. Business customers are offered several checking account and savings plans, cash management services, remote deposit capture services, payroll origination services, escrow account management and business credit cards. The Bank focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic conditions, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding the Bank’s branch locations. To attract and retain deposits, the Bank offers competitive rates, quality customer service and a wide variety of products and services that meet customers’ needs, including online and mobile banking.

Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 90.1% of total deposits at December 31, 2016 and 87.5% of total deposits at December 31, 2015. As of December 31, 2016 and 2015, time deposits maturing in less than one year amounted to $439.0 million and $499.2 million, respectively.
The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2016.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(Dollars in thousands)
Certificates of deposit of $100,000 or more	$102,662	$54,599	$50,008	$83,026	$290,295
Certificates of deposit less than $100,000	77,680	77,183	76,903	129,122	360,888
Total certificates of deposit	$180,342	$131,782	$126,911	$212,148	$651,183

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2016						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2016	2015	2014
	(Dollars in thousands)
Rate:
0.00 to 0.99%	$370,487	$43,034	$7,991	$1	$4	$255	$421,772	$497,327	$536,945
1.00 to 2.00%	68,111	32,806	51,110	47,773	27,110	1,201	228,111	226,456	175,010
2.01 to 3.00%	91	—	—	707	152	—	950	15,081	92,603
3.01 to 4.00%	—	—	—	—	4	—	4	23	19,899
4.01 to 5.00%	104	—	—	—	—	—	104	492	781
5.01 to 6.00%	200	—	—	—	—	—	200	302	413
6.01 to 7.00%	6	—	—	—	—	—	6	6	7
Over 7.01%	36	—	—	—	—	—	36	34	31
Total	$439,035	$75,840	$59,101	$48,481	$27,270	$1,456	$651,183	$739,721	$825,689

Borrowed Funds. At December 31, 2016, the Bank had $1.61 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,343,095	$1,363,122	$1,190,280
FHLBNY line of credit	173,000	160,000	180,000
Securities sold under agreements to repurchase	283,233	346,361	255,633
Average Balance:
FHLBNY advances	1,315,278	1,249,193	989,245
FHLBNY line of credit	37,608	80,847	104,121
Securities sold under agreements to repurchase	224,421	273,934	245,260
Weighted Average Interest Rate:
FHLBNY advances	1.76%	1.84%	2.08%
FHLBNY line of credit	0.61	0.40	0.37
Securities sold under agreements to repurchase	1.42	1.49	1.72

The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
FHLBNY advances	1,295,080	1,350,282	1,190,280
FHLBNY line of credit	161,000	96,000	73,000
Securities sold under repurchase agreements	156,665	261,350	246,571
Total borrowed funds	$1,612,745	$1,707,632	$1,509,851
Weighted average interest rate of FHLBNY advances	1.77%	1.77%	1.88%
Weighted average interest rate of FHLBNY line of credit	0.79%	0.49%	0.32%
Weighted average interest rate of securities sold under agreements to repurchase	1.35%	1.47%	1.69%

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
Bergen Avenue Realty, LLC, a New Jersey limited liability company is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2016, Bergen Avenue Realty, LLC had total assets of $3.7 million.
Bergen Avenue Realty PA, LLC, a Pennsylvania limited liability company is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure located in Pennsylvania. At December 31, 2016, Bergen Avenue Realty PA, LLC had total assets of $713,000.
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
PERSONNEL
As of December 31, 2016, the Company had 945 full-time and 112 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.
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
As of December 31, 2016, the Bank had consolidated assets of $9.50 billion. The Dodd-Frank Act established several measures that apply to institutions and holding companies once they reach $10 billion in assets. In addition to Consumer Financial Protection Bureau compliance examinations, as discussed above, limits on debit card interchange fees apply, which will reduce the Bank’s fee income. Certain enhanced prudential standards will also become applicable such as additional risk management requirements, both from a framework and corporate governance perspective. Stress testing requirements and related filing requirements, which involve assessing the potential impact on the Bank and Company of various scenarios prescribed by the federal regulatory agencies, also become applicable. These and other supervisory and regulatory implications of crossing the $10 billion threshold would likely result in increased regulatory costs.
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
A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of such investments. A savings bank may also exercise trust powers upon the approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and the related regulations. See “Federal Banking Regulation-Activity Restrictions on State-Chartered Bank” below.
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

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2016, the Bank was considered “well capitalized” under FDIC guidelines.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was effective on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019.
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2016:

	As of December 31, 2016
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$760,708	8.42%	4.00%	4.00%
Common equity Tier 1 risk-based capital	760,708	10.60	4.50	5.13
Tier 1 risk-based capital	760,708	10.60	6.00	6.63
Total risk-based capital	822,743	11.46	8.00	8.63

(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2016, the Bank was considered “well capitalized” under FDIC guidelines.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2016, dividends paid by the FHLBNY to the Bank totaled $3.5 million.
Deposit Insurance. As a member institution of the FDIC, deposit accounts at the Bank are generally insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to a maximum of $250,000 for each separately insured depositor.
Under the FDIC’s risk-based assessment system, insured institutions were originally assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it was assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky paid lower assessments. No institution may pay a dividend if it is in default of its federal deposit insurance assessment.
The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range (inclusive of possible adjustments) at 25 to 45 basis points of total assets less tangible equity. However, as described below, there were recent changes to both the FDIC’s assessment range and its risk-based assessment procedures.
The FDIC has established a long range target size for the DIF of 2 percent of insured deposits. The FDIC’s regulations also provided for a lower assessment rate schedule when the DIF reached 1.15% of total insured deposits. The 1.15% ratio was achieved as of June 30, 2016. As a result, effective July 1, 2016, the assessment range (inclusive of possible adjustments) has been lowered to 1.5 to 30 basis points for banks of less than $10 billion in consolidated assets. The Dodd-Frank Act requires banks of greater than $10 billion of assets to pay to increase the DIF reserve ratio from 1.15% to 1.35%. Consequently, also effective July 1, 2016, banks of greater than $10 billion of assets now pay a surcharge of 4.5 basis points on assets above $10 billion until the earlier of the reserve ratio reaching 1.35% or December 31, 2018 (when a short fall assessment would be applied). At the same time, the FDIC eliminated the risk categories. Most institutions are now assessed based on financial ratios derived from statistical models that estimate the probability of a bank’s failure within three years. Banks of greater than $10 billion are assessed based on a rate derived from a scorecard which assesses certain factors such as examination ratings, financial measures related to the bank’s ability to withstand stress and measures of loss severity to the DIF if the bank should fail.
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
Federal Reserve System
Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. For 2017, the Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $15.5 million and up to $115.1 million, and 10% against that portion of total transaction accounts in excess of up to $115.1 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.
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

The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was effective on January 1, 2016, and will increase each year until fully implemented on January 1, 2019. As of December 31, 2016, the Company’s regulatory capital ratios exceed these minimum capital requirements.

The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2016

	As of December 31, 2016
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$835,282	9.25%	4.00%	4.00%
Common Equity Tier 1 risk-based capital	835,282	11.64	4.50	5.13
Tier 1 risk-based capital	835,282	11.64	6.00	6.63
Total risk-based capital	897,165	12.50	8.00	8.63

(1)
For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2016, the Company was “well capitalized” under Federal Reserve Board guidelines.
Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Federal Reserve Board policies generally provide that bank holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention in the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if: (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividends or making any other form of capital distribution without the prior approval of the Federal Reserve Board.
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
In addition, a bank holding company which does not opt to become a financial holding company under applicable federal law is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services, or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2016 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2016, the Bank had an unrecognized tax liability of $20.8 million with respect to this reserve.
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
Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, the Company had approximately $2.0 million of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation.
Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
State Taxation
New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are currently subject to the corporation business tax at 9% of apportioned taxable income.
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
Until recently, the Federal Reserve Board had maintained interest rates at historically low levels through its targeted federal funds rate. If the Federal Reserve Board’s recent policy action to increase short-term rates does not result in a commensurate increase in long-term rates, we may experience a flattening or inverted yield curve that would negatively impact our net interest margin and earnings.
Further, if rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 2.2% or $6.0 million. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2016, our available for sale securities portfolio totaled $1.04 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.
We are also subject to prepayment and reinvestment risk related to interest rate movements. Changes in interest rates can affect the average life of loans and mortgage related securities. Increases in interest rates can result in extending the average life of our loans and mortgage related securities, thereby reducing the amount of cash flows available to invest in higher-yielding assets. Decreases in interest rates can result in the prepayment or refinancing of loans and loans underlying mortgage related securities, resulting in accelerated cash flows subject to reinvestment at reduced market interest rates and increased premium amortization.
We are subject to liquidity risk.
Liquidity risk is the potential that we will be unable to meet our obligations as they become due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis at a reasonable cost within acceptable risk tolerances. Liquidity is required to fund various obligations, including loan originations and commitments, withdrawals by depositors, repayments of borrowings, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments, sales, maturities, and prepayments of loans and investment securities; net cash provided from operations; and access to other funding sources.
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
If bank regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected.
In 2006, the FDIC, the OCC and the FRB (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. Our level of CRE Loans equaled 451% of total risk-based capital at December 31, 2016. While our level of CRE Loans equaled 451% of total risk-based capital at December 31, 2016, our CRE Loan portfolio has not increased by 50% or more during the preceding 36 months.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC were to impose restrictions on the amount of commercial real estate loans we can hold in our loan portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings would be adversely affected.
Our continuing concentration of loans in our primary market area may increase our risk.
Our success is significantly affected by general economic conditions in northern and central New Jersey, and eastern Pennsylvania. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers mostly located in our primary markets. Consequently, a downturn in economic conditions in our local markets would have a significant impact on our loan portfolios, the ability of borrowers to meet their loan payment obligations and the value of the collateral securing our loans. Adverse local economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, depressed real estate values and real estate sales may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.
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
The financial services industry continues to experience increasing numbers of severe cyber attacks aimed at gaining unauthorized access or blocking access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.
We have established policies and procedures to prevent or limit the impact of cyber attacks, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.
We also rely on the integrity and security of a variety of third party processers, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data and maintain cyber-resiliency may put us at risk for possible losses due to fraud or operational disruption.
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
We will be subject to heightened regulatory requirements if we were to exceed total assets of $10.0 billion.
Provident's total assets were $9.5 billion at December 31, 2016. Banks with assets in excess of $10.0 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, enhanced risk management frameworks and stress testing, all of which increase operating costs and reduce earnings.
As we approach $10.0 billion in assets, we are incurring additional costs to prepare for the implementation of these imposed requirements. We may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Further, federal financial regulators may require us to accelerate our actions and investments to prepare for compliance before we exceed $10.0 billion in total consolidated assets, and may suspend or delay certain regulatory actions, such as approving a merger agreement, if they deem our preparations to be inadequate. Upon reaching this threshold, we face the risk that we fail to meet these requirements, which may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
The federal banking agencies have adopted proposals that have substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The amendments implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules apply regulatory capital requirements to both the Bank and the consolidated Company. The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with the phase-in of certain requirements commencing in 2016, and refined the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Bank and the Company include: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The amended rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.
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
Competition in the banking and financial services industry is intense and expanding with entrants into our market providing new and innovative technology-driven financial solutions. We compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, investment advisers, wealth managers, mutual funds, insurance companies, online lenders, and brokerage and investment banking firms operating both locally and elsewhere. In particular, over the past decade, our local markets have experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. There are also a number of strong locally-based competitors in our market. Many of these competitors have substantially greater resources and lending limits than we do, and may offer certain deposit and loan pricing, services or credit criteria that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.
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
Our business is subject to risk from external events. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Northern New Jersey areas remain central targets for potential acts of terrorism, including cyber attacks, which could affect not only our operations but those of our customers. Events such as these may become more common in the future and could cause significant damage, cause disruption of power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings could decline.
We record all assets acquired and liabilities assumed by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2016, goodwill totaling $411.6 million was not amortized but remains subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.
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
Property
At December 31, 2016, the Bank conducted business through 87 full-service branch offices located in Hudson, Bergen, Essex, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren counties in New Jersey, and in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank maintains satellite loan production offices in Convent

Station, Flemington, Paramus and Princeton, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The aggregate net book value of premises and equipment was $84.1 million at December 31, 2016.
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
As of February 1, 2017, there were 83,209,293 shares of the Company’s common stock issued and 66,428,706 shares outstanding, and approximately 5,083 stockholders of record.
The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as the cash dividends paid per common share during the periods indicated.

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$20.23	$17.93	$0.18	$18.91	$16.91	$0.16
Second Quarter	20.68	18.66	0.18	19.52	17.85	0.16
Third Quarter	21.66	19.22	0.18	19.78	18.30	0.16
Fourth Quarter	28.70	20.86	0.19	21.18	19.30	0.17
On January 27, 2017, the Board of Directors declared a quarterly cash dividend of $0.19 per common share, which was paid on February 28, 2017, to common stockholders of record as of the close of business on February 15, 2017. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.
The Company is subject to the requirements of Delaware law that generally limit dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or immediately preceding year. In addition, Federal Reserve Board guidance sets forth the supervisory expectation that bank holding companies will inform and consult with Federal Reserve Board staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the Federal Reserve Board and should eliminate, defer or significantly reduce dividends if: (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2011 through December 31, 2016, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the New York and NASDAQ stock exchanges. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2011.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Provident Financial Services, Inc.	100.00	117.03	156.73	151.71	175.10	254.58
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Thrift	100.00	121.63	156.09	167.88	188.78	231.23

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2016 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2016 through October 31, 2016	—	$—	—	3,194,067
November 1, 2016 through November 30, 2016	2,033	25.58	2,033	3,192,034
December 1, 2016 through December 31, 2016	418	28.27	418	3,191,616
Total	2,451	$26.04	2,451

(1)
On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date. All shares purchased during the fourth quarter of 2016 were repurchased pursuant to the seventh general repurchase program.

(2)
On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which will commence upon completion of the seventh repurchase program. The repurchase program has no expiration date.

All common stock repurchases for the three months ended December 31, 2016 were made in connection with employee income tax withholding on stock-based compensation.

Item 6.	Selected Financial Data
The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$9,500,465	$8,911,657	$8,523,377	$7,487,328	$7,283,695
Loans, net(1)	6,941,603	6,476,250	6,023,771	5,130,149	4,834,351
Investment securities held to maturity	488,183	473,684	469,528	357,500	359,464
Securities available for sale	1,040,386	964,534	1,074,395	1,157,594	1,264,002
Deposits	6,553,629	5,923,987	5,792,523	5,202,471	5,428,271
Borrowed funds	1,612,745	1,707,632	1,509,851	1,203,879	803,264
Stockholders’ equity	1,251,781	1,196,065	1,144,099	1,010,753	981,246

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Operations Data:
Interest income	$302,315	$291,781	$279,361	$252,777	$262,259
Interest expense	43,748	41,901	40,472	36,767	44,922
Net interest income	258,567	249,880	238,889	216,010	217,337
Provision for loan losses	5,400	4,350	4,650	5,500	16,000
Net interest income after provision for loan losses	253,167	245,530	234,239	210,510	201,337
Non-interest income	55,393	55,222	41,168	44,153	43,613
Non-interest expense	183,778	180,589	169,991	148,763	148,828
Income before income tax expense	124,782	120,163	105,416	105,900	96,122
Income tax expense	36,980	36,441	31,785	35,366	28,855
Net income	$87,802	$83,722	$73,631	$70,534	$67,267
Earnings per share:
Basic earnings per share	$1.38	$1.33	$1.22	$1.23	$1.18
Diluted earnings per share	$1.38	$1.33	$1.22	$1.23	$1.18

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.95%	0.96%	0.92%	0.97%	0.94%
Return on average equity	7.12	7.12	6.75	7.08	6.88
Average net interest rate spread	2.98	3.07	3.18	3.19	3.25
Net interest margin(2)	3.11	3.20	3.30	3.31	3.38
Average interest-earning assets to average interest-bearing liabilities	1.25	1.24	1.22	1.22	1.19
Non-interest income to average total assets	0.60	0.64	0.51	0.61	0.61
Non-interest expenses to average total assets	1.99	2.07	2.11	2.05	2.08
Efficiency ratio(3)	58.54	59.19	60.70	57.18	57.03
Asset Quality Ratios:
Non-performing loans to total loans	0.61%	0.68%	0.88%	1.48%	2.02%
Non-performing assets to total assets	0.53	0.62	0.69	1.10	1.53
Allowance for loan losses to non-performing loans	145.95	137.92	114.63	84.32	71.07
Allowance for loan losses to total loans	0.88	0.94	1.01	1.24	1.43
Capital Ratios:
Leverage capital(4)	9.25%	9.25%	9.21%	9.42%	8.93%
Total risk based capital(4)	12.50	12.57	13.06	12.89	12.68
Average equity to average assets	13.38	13.53	13.57	14.14	13.93
Other Data:
Number of full-service offices	87	87	86	77	78
Full time equivalent employees	1,001	1,008	967	886	884

(1)	Averages presented are daily averages.

(2)	Net interest income divided by average interest earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

Efficiency Ratio Calculation:	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
Net interest income	$258,567	$249,880	$238,889	$216,010	$217,337
Non-interest income	55,393	55,222	41,168	44,153	43,613
Total income	$313,960	$305,102	$280,057	$260,163	$260,950
Non-interest expense	$183,778	$180,589	$169,991	$148,763	$148,828
Expense/income	58.54%	59.19%	60.70%	57.18%	57.03%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
On January 15, 2003, the Company became the holding company for the Bank, following the completion of the conversion of the Bank to a New Jersey-chartered capital stock savings bank. The Company issued an aggregate of 59,618,300 shares of its common stock in a subscription offering to eligible depositors. Concurrent with the conversion, the Company contributed an additional 1,920,000 shares of its common stock and $4.8 million in cash to Provident Bank Foundation, a charitable foundation established by the Bank.
The Company conducts business through its subsidiary, the Bank, a community- and customer-oriented bank currently operating full-service branches and loan production offices throughout northern and central New Jersey, as well as Bucks, Lehigh and Northampton counties in Pennsylvania.
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
In recent years, the Bank has focused on commercial real estate, multi-family and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2016, these commercial loan types accounted for 75.3% of the loan portfolio and retail loans accounted for 24.7%. The Company intends to continue to focus on commercial real estate, multi-family and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2016, core deposits were 90.1% of total deposits.
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

Acquisitions
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of Provident Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration. The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results. In accordance with the acquisition agreement and based upon the Company's projection of future revenue, no contingent consideration liability was required at December 31, 2016.
Critical Accounting Policies
The Company considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

•	Adequacy of the allowance for loan losses

•	Goodwill valuation and analysis for impairment

•	Valuation of investment securities and impairment analysis

•	Valuation of deferred tax assets
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
Although management believes that the Company has established and maintained the allowance for loan losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing and commercial real estate markets and the economy generally can combine to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 16 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, Management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the years ended 2016, 2015 and 2014.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carry-back years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at December 31, 2016 and 2015.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2016, 2015 and 2014. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$62,704	$314	0.50%	$22,663	$57	0.25%	$21,548	$53	0.25%
Federal funds sold and short-term investments	13,010	184	1.42	1,431	1	0.04	1,398	—	0.02
Investment securities(1)	478,901	13,208	2.76	473,425	13,494	2.85	420,161	12,263	2.91
Securities available for sale	1,008,900	19,377	1.92	1,029,249	20,323	1.97	1,131,496	23,998	2.12
Federal Home Loan Bank NY Stock	72,928	3,513	4.82	73,162	3,075	4.20	63,697	2,477	3.89
Net loans(2)	6,669,778	265,719	3.98	6,215,347	254,831	4.10	5,599,586	240,570	4.30
Total interest-earning assets	8,306,221	302,315	3.64	7,815,277	291,781	3.73	7,237,886	279,361	3.86
Non-interest earning assets	906,332			876,723			806,296
Total assets	$9,212,553			$8,692,000			$8,044,182
Interest-bearing liabilities:
Savings deposits	$1,047,061	1,709	0.16%	$984,704	1,039	0.11%	$963,807	938	0.10%
Demand deposits	3,305,269	10,106	0.31	2,955,133	8,045	0.27	2,812,451	7,733	0.27
Time deposits	725,802	5,132	0.71	784,242	5,437	0.69	818,753	6,661	0.81
Borrowed funds	1,577,307	26,801	1.70	1,603,974	27,380	1.71	1,338,463	25,140	1.88
Total interest-bearing liabilities	6,655,439	43,748	0.66	6,328,053	41,901	0.66	5,933,474	40,472	0.68
Non-interest bearing liabilities:
Non-interest bearing deposits	1,243,224			1,117,372			959,751
Other Non-interest bearing liabilities	81,044			70,976			59,577
Total Non-Interest Bearing Liabilities	1,324,268			1,188,348			1,019,328
Total liabilities	7,979,707			7,516,401			6,952,802
Stockholders’ equity	1,232,846			1,175,599			1,091,380
Total liabilities and equity	$9,212,553			$8,692,000			$8,044,182
Net interest income		$258,567			$249,880			$238,889
Net interest rate spread			2.98%			3.07%			3.18%
Net interest earning assets	$1,650,782			$1,487,224			$1,304,412
Net interest margin(3)			3.11%			3.20%			3.30%
Ratio of interest-earning assets to total interest-bearing liabilities	1.25x			1.24x			1.22x

(1)	Average outstanding balance amounts are at amortized cost.

(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.

(3)	Net interest income divided by average interest-earning assets.

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

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$295	$145	$440	$5	$—	$5
Investment securities	155	(441)	(286)	1,524	(293)	1,231
Securities available for sale	(397)	(549)	(946)	(2,084)	(1,591)	(3,675)
Federal Home Loan Bank Stock	(10)	448	438	199	399	598
Loans	18,252	(7,364)	10,888	25,600	(11,339)	14,261
Total interest-earning assets	18,295	(7,761)	10,534	25,244	(12,824)	12,420
Interest-bearing liabilities:
Savings deposits	69	601	670	21	80	101
Demand deposits	1,011	1,050	2,061	388	(76)	312
Time deposits	(411)	106	(305)	(272)	(952)	(1,224)
Borrowed funds	(454)	(125)	(579)	4,675	(2,435)	2,240
Total interest-bearing liabilities	215	1,632	1,847	4,812	(3,383)	1,429
Net interest income	$18,080	$(9,393)	$8,687	$20,432	$(9,441)	$10,991
Comparison of Financial Condition at December 31, 2016 and December 31, 2015
Total assets increased $588.8 million, or 6.6%, to $9.50 billion at December 31, 2016, from $8.91 billion at December 31, 2015, primarily due to a $465.8 million increase in total loans and an $87.9 million increase in total investments.
Total loans increased $465.8 million, or 7.1%, to $7.00 billion at December 31, 2016, from $6.54 billion at December 31, 2015. For the year ended December 31, 2016, loan originations totaling $3.09 billion and loan purchases of $28.6 million were partially offset by repayments of $2.62 billion and loan sales of $35.0 million. Commercial real estate loans increased $262.6 million to $1.98 billion at December 31, 2016, compared to $1.72 billion at December 31, 2015, commercial loans increased $196.6 million to $1.63 billion at December 31, 2016, compared to $1.43 billion at December 31, 2015, Multi-family loans increased $168.1 million to $1.40 billion at December 31, 2016, compared to $1.23 billion at December 31, 2015, construction loans decreased $66.8 million to $264.8 million at December 31, 2016, compared to $331.6 million at December 31, 2015, residential mortgage loans decreased $42.9 million to $1.21 billion at December 31, 2016, compared to $1.26 billion at December 31, 2015, and consumer loans decreased $49.4 million to $516.8 million at December 31, 2016, compared to $566.2 million at December 31, 2015.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $5.28 billion, accounting for 75.3% of the loan portfolio at December 31, 2016, compared to $4.72 billion, or 72.1% of the loan portfolio at December 31, 2015. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.73 billion and accounted for 24.7% of the loan portfolio at December 31, 2016, compared to $1.82 billion, or 27.9%, of the loan portfolio at December 31, 2015.

The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis. The balance of these “Alt-A” loans at December 31, 2016 was $5.5 million. Of this total, 6 loans totaling $618,000 were 90 days or more delinquent. These loans were allocated total loss reserves of $41,000.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $316.3 million and $224.7 million, respectively, at December 31, 2016. At December 31, 2016, no SNC relationships were classified as substandard.
The Company had outstanding junior lien mortgages totaling $226.7 million at December 31, 2016. Of this total, 26 loans totaling $1.7 million were 90 days or more delinquent. These 26 loans were allocated total loss reserves of $335,000.
The allowance for loan losses increased $459,000 to $61.9 million at December 31, 2016, as a result of provisions for loan losses of $5.4 million, partially offset by net charge-offs of $4.9 million during 2016. The increase in the allowance for loan losses was a function of growth in the loan portfolio, partially offset by a decline in non-performing loans. Total non-performing loans at December 31, 2016 were $42.4 million, or 0.61% of total loans, compared with $44.5 million, or 0.68% of total loans at December 31, 2015. At December 31, 2016, impaired loans totaled $52.0 million with related specific reserves of $2.3 million, compared with impaired loans totaling $50.9 million with related specific reserves of $2.3 million at December 31, 2015. Within total impaired loans, there were $31.8 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2016, the Company’s allowance for loan losses was 0.88% of total loans, compared with 0.94% of total loans at December 31, 2015. The decline in the loan coverage ratio from December 31, 2015, resulted from an overall improvement in asset quality.
Non-performing commercial mortgage loans increased $6.2 million to $7.5 million at December 31, 2016, from $1.3 million at December 31, 2015. At December 31, 2016, the Company held eight non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $3.0 million loan secured by a first mortgage on a retail property located in Washington Township, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans decreased $7.1 million, to $16.8 million at December 31, 2016, from $23.9 million at December 31, 2015. Non-performing commercial loans at December 31, 2016 consisted of 30 loans. The largest non-performing commercial loan relationship consisted of four loans to a health and fitness club with total outstanding balances of $6.5 million at December 31, 2016. All of the loans are secured by liens on a commercial property. The loans are presently in default.
Non-performing constructions loans amounted to $2.5 million at December 31, 2016. Non-performing construction loans consisted of a single loan to a health and fitness club totaling $2.5 million, which combined with four non-performing commercial loans comprises a $9.0 million loan relationship with this borrower. This non-performing construction loan is presently in default. Non-performing constructions loans in the prior year amounted to $2.4 million. There is no contractual commitment to advance additional funds to this borrower.
At December 31, 2016, the Company held $8.0 million of foreclosed assets, compared with $10.5 million at December 31, 2015. Foreclosed assets are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2016, there were 25 additions to foreclosed assets with a carrying value of $3.6 million and 31 properties sold with a carrying value of $5.4 million. Foreclosed assets at December 31, 2016 consisted of $4.1 million of residential real estate and $3.9 million of commercial real estate.
Non-performing assets totaled $50.4 million, or 0.53% of total assets at December 31, 2016, compared to $55.1 million, or 0.62% of total assets at December 31, 2015. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.2 million during the year ended December 31, 2016. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2016 was not material.
Total deposits increased $629.6 million, or 10.6%, during the year ended December 31, 2016 to $6.55 billion. Total core deposits, which consist of savings and demand deposit accounts, increased $718.2 million, or 13.9%, to $5.90 billion at December 31, 2016, while time deposits decreased $88.5 million to $651.2 million at December 31, 2016. The increase in core deposits for the year ended December 31, 2016 was largely attributable to a $330.4 million increase in interest bearing demand deposits, a $159.8 million increase in non-interest bearing demand deposits, a $114.4 million increase in money market deposits and a $113.5 million increase in savings deposits. At December 31, 2016, core deposits represented 90.1% of total deposits compared to 87.5% at December 31, 2015.

Borrowed funds decreased $94.9 million, or 5.6%, during the year ended December 31, 2016, to $1.61 billion, as wholesale funding was replaced by net inflows of deposits for the period. Borrowed funds represented 17.0% of total assets at December 31, 2016, a decrease from 19.2% at December 31, 2015.
Total stockholders’ equity increased $55.7 million, or 4.7%, to $1.25 billion at December 31, 2016, from $1.20 billion at December 31, 2015. This increase resulted from net income earned during the year of $87.8 million, the allocation of shares to stock-based compensation plans of $8.9 million, exercised stock options of $6.2 million, and the reissuance of shares for the dividend reinvestment program of $1.7 million, partially offset by cash dividends paid to stockholders of $45.4 million, common stock repurchases of $1.6 million and other comprehensive loss of $851,000. Common stock repurchases for the year ended December 31, 2016, which were made in connection with withholding to cover income taxes on stock-based compensation, totaled 149,688 shares at an average cost of $18.58 per share. At December 31, 2016, 3.2 million shares remained eligible for repurchase under the current authorization.
Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015
General. Net income for the year ended December 31, 2016 was $87.8 million, compared to $83.7 million for the year ended December 31, 2015. Basic and diluted earnings per share were $1.38 for the year ended December 31, 2016, compared to basic and diluted earnings per share of $1.33 for 2015. Net income for the year ended December 31, 2016 was favorably impacted by year-over-year growth in average loans outstanding resulting from organic originations, and increases in both average interest bearing core deposits and average non-interest bearing demand deposits, partially offset by compression in the net interest margin. The growth in average core deposits mitigated the Company's need to utilize higher-cost borrowings to fund loan growth.
Net Interest Income. Net interest income increased $8.7 million to $258.6 million for 2016, from $249.9 million for 2015. The average interest rate spread decreased nine basis points to 2.98% for 2016, from 3.07% for 2015. The net interest margin decreased nine basis points to 3.11% for 2016, compared to 3.20% for 2015. For the year ended December 31, 2016, net interest income was favorably impacted by the growth in average loans outstanding and growth in average core deposits, mitigating the effects of compression in the net interest margin.
Interest income increased $10.5 million, or 3.6%, to $302.3 million for 2016, compared to $291.8 million for 2015. The increase in interest income was attributable to an increase in average earning asset balances, partially offset by a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $490.9 million, or 6.3%, to $8.31 billion for 2016, compared to $7.82 billion for 2015. The average outstanding loan balances increased $454.4 million, or 7.3%, to $6.67 billion for 2016 from $6.22 billion for 2015, the average balance of securities available for sale decreased $20.3 million, or 2.0%, to $1.01 billion for 2016, compared to $1.03 billion for 2015, and the average balance of investment securities held to maturity increased $5.5 million, or 1.2%, to $478.9 million for 2016, compared to $473.4 million for 2015. The yield on interest-earning assets decreased nine basis points to 3.64% for 2016, from 3.73% for 2015, due to a reduction in both the weighted average yield on total loans and securities available for sale, partially offset by an increase in the weighted average yield on Federal Home Loan Bank NY stock.
Interest expense increased $1.8 million, or 4.4%, to $43.7 million for 2016, from $41.9 million for 2015. The increase in interest expense was primarily attributable to an increase in average interest-bearing deposits for the year, which largely funded the growth in average interest-earning assets. The increase in interest expense was partially offset by a shift in the funding composition to lower-costing core deposits from time deposits and borrowings. The average rate paid on interest-bearing liabilities remained unchanged at 0.66% for 2016, compared to 2015. The average rate paid on interest-bearing deposits increased two basis points to 0.33% for 2016, from 0.31% for 2015. The average rate paid on borrowings decreased one basis point to 1.70% for 2016, from 1.71% for 2015. The average balance of interest-bearing liabilities increased $327.4 million to $6.66 billion for 2016, compared to $6.33 billion for 2015. Average interest-bearing deposits increased $354.1 million, or 7.5%, to $5.08 billion for 2016, from $4.72 billion for 2015. Within average interest-bearing deposits, average interest-bearing core deposits increased $412.5 million, or 10.5%, for 2016, compared with 2015, while average time deposits decreased $58.4 million, or 7.5%, for 2016, compared with 2015. Average non-interest bearing demand deposits increased $125.9 million, or 11.3%, to $1.24 billion for 2016, from $1.12 billion for 2015. Average outstanding borrowings decreased $26.7 million, or 1.7%, to $1.58 billion for 2016, compared with $1.60 billion for 2015.
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
The provision for loan losses was $5.4 million in 2016, compared to $4.4 million in 2015. The increase in the provision for loan losses was primarily attributable to year-over-year growth in the loan portfolio. Net charge-offs for 2016 were $4.9 million, compared to $4.7 million for 2015. Total charge-offs for the year ended December 31, 2016 were $7.0 million, compared to $8.8 million for the year ended December 31, 2015. Recoveries for the year ended December 31, 2016, were $2.0 million, compared to $4.2 million for the year ended December 31, 2015. The allowance for loan losses at December 31, 2016 was $61.9 million, or 0.88% of total loans, compared to $61.4 million, or 0.94% of total loans, at December 31, 2015. At December 31, 2016, non-performing loans as a percentage of total loans were 0.61%, compared to 0.68% at December 31, 2015. Non-performing assets as a percentage of total assets were 0.53% at December 31, 2016, compared to 0.62% at December 31, 2015. At December 31, 2016, non-performing loans were $42.4 million, compared to $44.5 million at December 31, 2015, and non-performing assets were $50.4 million at December 31, 2016, compared to $55.1 million at December 31, 2015.
Non-Interest Income. For the year ended December 31, 2016, non-interest income totaled $55.4 million, an increase of $171,000, compared to the same period in 2015. Wealth management income increased $718,000 to $17.6 million for the year ended December 31, 2016, largely due to fees from assets under management acquired in the MDE acquisition, which closed on April 1, 2015. This increase in wealth management income was offset in part by a reduction in income associated with the licensing of indices to exchange traded fund ("ETF") providers, along with a shift in the mix of assets under management which negatively impacted fees earned. Also contributing to the increase in non-interest income, other income increased $153,000 for the year ended December 31, 2016, compared with the same period in 2015, primarily due to a $1.2 million increase in net gains recognized on loan sales and a $335,000 gain recognized on the sale of deposits resulting from a strategic branch divestiture, largely offset by a $1.4 million decrease in net fees on loan-level interest rate swap transactions. Partially offsetting these increases in non-interest income, net gains on securities transactions and fee income decreased $590,000 and $235,000, respectively, for the year ended December 31, 2016, compared to the same period in 2015. The decrease in fee income was largely due to a $1.4 million decrease in prepayment fees on commercial loans, partially offset by increases of $708,000 and $529,000 in deposit fees and loan related fee income, respectively.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2016 was $183.8 million, an increase of $3.2 million from the year ended December 31, 2015. Compensation and benefits expense increased $6.5 million to $106.1 million for the year ended December 31, 2016, compared to $99.7 million for the year ended December 31, 2015. This increase was primarily due to additional salary expense associated with annual merit increases, an increase in the accrual for annual incentive compensation, increased salary expense associated with new employees from MDE, and an increase in employee medical and retirement benefit costs. Data processing costs increased $530,000 to $13.2 million for the year ended December 31, 2016, compared with the same period in 2015, principally due to increased software maintenance and core processing costs. Partially offsetting these increases in non-interest expense, net occupancy costs decreased $1.2 million, to $24.9 million for the year ended December 31, 2016, compared to the same period in 2015, principally due to a decrease in seasonal expenses resulting from a milder winter, combined with decreases in facilities and equipment maintenance expenses. Other operating expenses decreased $1.2 million to $27.6 million for the year ended December 31, 2016, compared to $28.8 million for the same period in 2015, largely due to $413,000 of non-recurring professional services costs associated with the MDE transaction for the year ended December 31, 2015, combined with decreases in printing expense, business development costs and decreases in foreclosed real estate and non-performing asset-related expenses. The amortization of intangibles decreased $675,000 for the year ended December 31, 2016, compared with the same period in 2015, as a result of scheduled reductions in amortization. Additionally, advertising and promotion expenses decreased $541,000 to $3.7 million for the year ended December 31, 2016, compared to $4.2 million for the same period in 2015, largely due to the Company's shift from higher-costing traditional print advertising to digital media.
Income Tax Expense. For the year ended December 31, 2016, the Company’s income tax expense was $37.0 million, compared with $36.4 million, for the same period in 2015. The Company’s effective tax rate was 29.6% for the year ended December 31, 2016, compared with 30.3% for the year ended December 31, 2015. For the year ended December 31, 2016, the increases in income tax expense was a function of growth in pre-tax income. In the third quarter of 2016, the Company adopted Accounting Standards Update ("ASU”) No. 2016-09, "Compensation - Stock Compensation (Topic 718)." The adoption of this ASU resulted in a $158,000 decrease in income tax expense.

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
Net Interest Income. Net interest income increased $11.0 million to $249.9 million for 2015, from $238.9 million for 2014. The average net interest rate spread decreased 11 basis points to 3.07% for 2015, from 3.18% for 2014. The net interest margin decreased 10 basis points to 3.20% for 2015, compared to 3.30% for 2014. For the year ended December 31, 2015, net interest income was favorably impacted by the assets acquired from Team Capital and growth in non-interest bearing demand deposits, which was mitigated by compression in the net interest margin.
Interest income increased $12.4 million, or 4.4%, to $291.8 million for 2015, compared to $279.4 million for 2014. The increase in interest income was attributable to an increase in average earning asset balances, partially offset by a decrease in the yield on average earning assets. Average interest-earning assets increased $577.4 million, or 8.0%, to $7.82 billion for 2015, compared to $7.24 billion for 2014. The average outstanding loan balances increased $615.8 million, or 11.0%, to $6.22 billion for 2015 from $5.60 billion for 2014, the average balance of securities available for sale decreased $102.2 million, or 9.0%, to $1.03 billion for 2015, compared to $1.13 billion for 2014, and the average balance of investment securities held to maturity increased $53.3 million, or 12.7%, to $473.4 million for 2015, compared to $420.2 million for 2014. The yield on interest-earning assets decreased 13 basis points to 3.73% for 2015, from 3.86% for 2014, with a reduction in the weighted average yield on total loans and investment securities, partially offset by an increase in the weighted average yield on the FHLBNY stock.
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
Provision for Loan Losses. The provision for loan losses was $4.4 million in 2015, compared to $4.7 million in 2014. The decrease in the provision for loan losses was primarily attributable to a decline in non-performing loan formation and an improvement in the weighted average credit risk ratings of the loan portfolio. Net charge-offs for 2015 were $4.7 million, compared to $7.6 million for 2014. Total charge-offs for the year ended December 31, 2015 were $8.8 million, compared to $10.9 million for the year ended December 31, 2014. Recoveries for the year ended December 31, 2015, were $4.2 million, compared to $3.3 million for the year ended December 31, 2014. The allowance for loan losses at December 31, 2015 was $61.4 million, or 0.94% of total loans, compared to $61.7 million, or 1.01% of total loans at December 31, 2014. At December 31, 2015, non-performing loans as a percentage of total loans were 0.68%, compared to 0.88% at December 31, 2014. Non-performing assets as a percentage of total assets were 0.62% at December 31, 2015, compared to 0.69% at December 31, 2014. At December 31, 2015, non-performing loans were $44.5 million, compared to $53.9 million at December 31, 2014, and non-performing assets were $55.1 million at December 31, 2015, compared to $59.0 million at December 31, 2014.
Non-Interest Income. For the year ended December 31, 2015, non-interest income totaled $55.2 million, an increase of $14.1 million, or 34.1%, compared to 2014. Wealth management income increased $7.4 million to $16.8 million for the year ended December 31, 2015, largely due to $7.0 million in fees resulting from assets under management acquired in the MDE transaction, combined with $450,000 of increased fee income from the Company's existing wealth management business. Fee income increased $4.4 million, to $26.3 million for the year ended December 31, 2015, primarily due to a $2.1 million increase in prepayment fees on commercial loans, a $1.3 million increase in deposit related fees and a $710,000 increase in ATM and debit card revenue. Also contributing to the increase in non-interest income, was an increase in other income of $2.2 million for the year ended December 31, 2015, compared with 2014, principally due to a $2.8 million increase in net fees recognized on loan level interest rate swap transactions, partially offset by a $528,000 decrease in net gains recognized on loan sales and a non-

recurring $486,000 net gain recognized on the prepayment of FHLB borrowings acquired from Team Capital in the prior year. Net gains on securities transactions for the year ended December 31, 2015 increased $403,000 as compared to 2014.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2015 was $180.6 million, an increase of $10.6 million from the year ended December 31, 2014. Compensation and benefits expense increased $7.5 million to $99.7 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to increased salary expense associated with new employees from both Team Capital and MDE, additional salary expense associated with annual merit increases, an increase in the accrual for incentive compensation and an increase in employee medical benefits expense, partially offset by lower stock-based compensation, severance and pension costs. The decline in pension costs was largely due to the $1.3 million lump-sum pension distributions made to vested retired employees in 2014. Net occupancy costs increased $2.1 million, to $26.0 million for the year ended December 31, 2015, compared to same period in 2014, principally due to additional costs related to facilities acquired in the Team Capital acquisition and increased depreciation expense. The amortization of intangibles increased $1.3 million for the year ended December 31, 2015, compared with the same period in 2014, primarily due to increases in both the core deposit intangible and customer relationship intangible amortization related to the Team Capital and MDE acquisitions, respectively. Other operating expenses increased $1.1 million to $28.8 million for the year ended December 31, 2015, compared to $27.7 million for the same period in 2015, primarily due to valuation adjustments related to foreclosed real estate, and increases in business development and personnel recruitment expenses. Partially offsetting these increases in non-interest expense, data processing costs decreased $969,000 to $12.7 million for the year ended December 31, 2015, compared with the year ended December 31, 2014, principally due to $2.4 million of non-recurring core system contract termination costs related to the Team Capital acquisition in 2014, partially offset by increased software maintenance costs and telecommunication expenses. Additionally, advertising and promotion expense decreased $782,000 to $4.2 million for the year ended December 31, 2015, compared to $5.0 million for the same period in 2014, largely due to post-merger promotional activities within the former Team Capital marketplace incurred in the prior year.
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
Liquidity and Capital Resources
Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its depositors, to fund loan originations and purchases, securities purchases, deposit outflows and operating expenses. Sources of funds include scheduled amortization of loans, loan prepayments, scheduled maturities of investments, cash flows from mortgage-backed securities and the ability to borrow funds from the FHLBNY and approved broker dealers.
Cash flows from loan payments and maturing investment securities are a fairly predictable source of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2016 and 2015, loan repayments totaled $2.62 billion and $2.28 billion, respectively.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $3.12 billion for the year ended December 31, 2016, compared to $2.75 billion for the year ended December 31, 2015. Purchases for the investment portfolio totaled $386.5 million for the year ended December 31, 2016, compared to $174.0 million for the year ended December 31, 2015. At December 31, 2016, the Bank had outstanding loan commitments to borrowers of $1.83 billion, including undisbursed home equity lines and personal credit lines of $279.8 million.
Total deposits increased $629.6 million for the year ended December 31, 2016. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $439.0 million at December 31, 2016. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2016, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2016, the Bank’s leverage (Tier 1) capital ratio was 8.42%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2016, the Bank’s total risk-based capital ratio was 11.46%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 8.63%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2016, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$1,810,558	$677,472	$388,779	$144,862	$599,445
Letters of credit	20,533	18,388	2,044	101	—
Total Off-Balance Sheet	1,831,091	695,860	390,823	144,963	599,445
Contractual Obligations:
Operating leases	33,887	6,966	11,948	8,177	6,796
Certificate of deposits	651,183	439,035	134,941	75,751	1,456
Total Contractual Obligations	685,070	446,001	146,889	83,928	8,252
Total	$2,516,161	$1,141,861	$537,712	$228,891	$607,697
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $1.83 billion at December 31, 2016, an increase of $676.7 million, or 58.6%, from $1.15 billion at December 31, 2015, largely due to an increase in commercial lines of credit.
Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases in 2016 and 2015 which settled in 2017 and 2016, respectively. Total contractual obligations at December 31, 2016 were $685.1 million, a decrease of $92.2 million, or 11.86%, compared to $777.3 million at December 31, 2015. Contractual obligations under operating leases decreased $3.7 million, or 9.73%, to $33.9 million at December 31, 2016, from $37.5 million at December 31, 2015, and certificate of deposit accounts decreased $88.5 million, or 12.0%, to $651.2 million at December 31, 2016, from $739.7 million at December 31, 2015.

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
The Asset/Liability Committee meets on at least a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and economic value of equity. Members of the Asset/Liability Committee include the Chief Executive Officer and Chief Financial Officer, as well as other senior officers from across various disciplines in the Bank. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 9.9% at December 31, 2016, compared to 12.5% at December 31, 2015. Certificate of deposit accounts are generally short-term. As of December 31, 2016, 67.4% of all certificates of deposit had maturities of one year or less compared to 67.5% at December 31, 2015. The Company’s ability to retain maturing certificate of deposit accounts is reliant upon remaining competitively priced within the marketplace. The Company’s pricing strategy may vary depending upon funding needs and the Company’s ability to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLB of New York during periods of pricing dislocation.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to policy limits for acceptable change. The Company periodically reviews historical deposit repricing activity and makes modifications to certain assumptions used in its income simulation model regarding the interest rate sensitivity of deposits without maturity dates. These modifications are made to more precisely reflect the most likely results under the various interest rate change scenarios. Since it is inherently difficult to predict the sensitivity of interest bearing deposits to changes in interest rates, the changes in net interest income due to changes in interest rates cannot be precisely predicted. There are a variety of reasons that may cause actual results to vary considerably from the predictions presented below which include, but are not limited to, the timing, magnitude, and frequency of changes in interest rates, interest rate spreads, prepayments, and actions taken in response to such changes. Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2016.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	261,157	(8,693)	(3.2)
Static	269,850	—	—
+100	267,667	(2,183)	(0.8)
+200	265,399	(4,451)	(1.6)
+300	263,820	(6,030)	(2.2)

The above table indicates that as of December 31, 2016, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 2.2%, or $6.0 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 3.2%, or $8.7 million decrease in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2016.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,418,499	35,751	2.6	14.6	1.8
Flat	1,382,748	—	—	14.3	—
+100	1,335,620	(47,128)	(3.4)	14.0	(2.6)
+200	1,281,444	(101,304)	(7.3)	13.5	(5.7)
+300	1,232,509	(150,239)	(10.9)	13.1	(8.6)

The preceding table indicates that as of December 31, 2016, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 10.9%, or $150.2 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 2.6%, or $35.8 million increase in the present value of equity.

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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

(2)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

(6)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2016 and 2015

(2)	Condensed Statement of Income for the years ended December 31, 2016, 2015 and 2014

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014
The supplementary data required by this Item is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Financial Services, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Short Hills, New Jersey
March 1, 2017

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Provident Financial Services, Inc.:
We have audited Provident Financial Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Provident Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Short Hills, New Jersey
March 1, 2017

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2016 and 2015
(Dollars in Thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$92,508	$100,899
Short-term investments	51,789	1,327
Total cash and cash equivalents	144,297	102,226
Securities available for sale, at fair value	1,040,386	964,534
Investment securities held to maturity (fair value of $489,287 and $488,331 at December 31, 2016 and December 31, 2015, respectively)	488,183	473,684
Federal Home Loan Bank Stock	75,726	78,181
Loans	7,003,486	6,537,674
Less allowance for loan losses	61,883	61,424
Net loans	6,941,603	6,476,250
Foreclosed assets, net	7,991	10,546
Banking premises and equipment, net	84,092	88,987
Accrued interest receivable	27,082	25,766
Intangible assets	422,937	426,277
Bank-owned life insurance	188,527	183,057
Other assets	79,641	82,149
Total assets	$9,500,465	$8,911,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,803,426	$4,198,788
Savings deposits	1,099,020	985,478
Certificates of deposit of $100,000 or more	290,295	324,215
Other time deposits	360,888	415,506
Total deposits	6,553,629	5,923,987
Mortgage escrow deposits	24,452	23,345
Borrowed funds	1,612,745	1,707,632
Other liabilities	57,858	60,628
Total liabilities	8,248,684	7,715,592
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,082,283 shares outstanding at December 31, 2016, and 83,209,293 shares issued and 65,489,354 shares outstanding at December 31, 2015, respectively	832	832
Additional paid-in capital	1,005,777	1,000,810
Retained earnings	550,768	507,713
Accumulated other comprehensive loss	(3,397)	(2,546)
Treasury stock	(264,221)	(269,014)
Unallocated common stock held by the Employee Stock Ownership Plan	(37,978)	(41,730)
Common stock acquired by the Directors’ Deferred Fee Plan	(5,846)	(6,517)
Deferred compensation—Directors’ Deferred Fee Plan	5,846	6,517
Total stockholders’ equity	1,251,781	1,196,065
Total liabilities and stockholders’ equity	$9,500,465	$8,911,657

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2016, 2015 and 2014
(Dollars in Thousands, except share data)

	Years ended December 31,
	2016	2015	2014
Interest income:
Real estate secured loans	$180,868	$176,714	$166,700
Commercial loans	63,022	55,347	50,115
Consumer loans	21,829	22,770	23,755
Securities available for sale and Federal Home Loan Bank stock	22,890	23,398	26,475
Investment securities held to maturity	13,208	13,494	12,263
Deposits, federal funds sold and other short-term investments	498	58	53
Total interest income	302,315	291,781	279,361
Interest expense:
Deposits	16,947	14,521	15,332
Borrowed funds	26,801	27,380	25,140
Total interest expense	43,748	41,901	40,472
Net interest income	258,567	249,880	238,889
Provision for loan losses	5,400	4,350	4,650
Net interest income after provision for loan losses	253,167	245,530	234,239
Non-interest income:
Fees	26,047	26,282	21,925
Wealth management income	17,556	16,838	9,420
Bank-owned life insurance	5,470	5,345	5,633
Net gain on securities transactions	64	654	251
Other income	6,256	6,103	3,939
Total non-interest income	55,393	55,222	41,168
Non-interest expense:
Compensation and employee benefits	106,141	99,689	92,218
Net occupancy expense	24,853	26,032	23,958
Data processing expense	13,228	12,698	13,667
FDIC Insurance	4,887	5,036	4,662
Advertising and promotion expense	3,685	4,226	5,008
Amortization of intangibles	3,391	4,066	2,757
Other operating expenses	27,593	28,842	27,721
Total non-interest expenses	183,778	180,589	169,991
Income before income tax expense	124,782	120,163	105,416
Income tax expense	36,980	36,441	31,785
Net income	$87,802	$83,722	$73,631
Basic earnings per share	$1.38	$1.33	$1.22
Average basic shares outstanding	63,643,622	62,945,669	60,388,398
Diluted earnings per share	$1.38	$1.33	$1.22
Average diluted shares outstanding	63,851,986	63,114,718	60,562,070
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014
(Dollars in Thousands)

	Years ended December 31,
	2016	2015	2014
Net income	$87,802	$83,722	$73,631
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(4,431)	(3,401)	10,692
Reclassification adjustment for gains included in net income	(30)	(391)	(150)
Total	(4,461)	(3,792)	10,542
Unrealized gains (losses) on derivatives	242	(73)	—
Amortization related to post-retirement obligations	3,368	1,290	(5,662)
Total other comprehensive (loss) income	(851)	(2,575)	4,880
Total comprehensive income	$86,951	$81,147	$78,511

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2013	$832	$1,026,144	$427,763	$(4,851)	$(390,380)	$(48,755)	$(7,205)	$7,205	$1,010,753
Net income	—	—	73,631	—	—	—	—	—	73,631
Other comprehensive income, net of tax	—	—	—	4,880	—	—	—	—	$4,880
Cash dividends paid	—	—	(36,118)	—	—	—	—	—	(36,118)
Distributions from DDFP	—	—	—	—	—	—	92	(92)	—
Purchases of treasury stock	—	—	—	—	(3,547)	—	—	—	(3,547)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(873)	—	—	—	(873)
Treasury shares issued - Team Capital Acquisition	—	(962)	—	—	84,479	—	—	—	83,517
Shares issued dividend reinvestment plan	—	—	—	—	1,336	—	—	—	1,336
Option exercises	—	(49)	—	—	166	—	—	—	117
Allocation of ESOP shares	—	107	—	—	—	3,443	—	—	3,550
Allocation of SAP shares	—	6,555	—	—	—	—	—	—	6,555
Reclassification of Stock awards	—	(32,787)	—	—	32,787	—	—	—	—
Allocation of Treasury Shares	—	(4,253)	—	—	4,253	—	—	—	—
Allocation of stock options	—	298	—	—	—	—	—	—	298
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099
Net income	—	—	83,722	—	—	—	—	—	83,722
Other comprehensive loss, net of tax	—	—	—	(2,575)	—	—	—	—	(2,575)
Cash dividends paid	—	—	(41,285)	—	—	—	—	—	(41,285)
Distributions from DDFP	—	85	—	—	—	—	596	(596)	85
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,988)	—	—	—	(1,988)
Shares issued dividend reinvestment plan	—	143	—	—	1,304	—	—	—	1,447
Option exercises	—	(283)	—	—	3,449	—	—	—	3,166
Allocation of ESOP shares	—	467	—	—	—	3,582	—	—	4,049
Allocation of SAP shares	—	5,073	—	—	—	—	—	—	5,073
Allocation of stock options	—	272	—	—	—	—	—	—	272
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014(Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065
Net income			87,802						87,802
Other comprehensive loss, net of tax	—	—	—	(851)	—	—	—	—	(851)
Cash dividends paid	—	—	(45,369)	—	—	—	—	—	(45,369)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	(622)	622	—	—	—	—	—	—
Distributions from DDFP		131					671	(671)	131
Purchases of treasury stock	—	—	—	—	(1,557)	—	—	—	(1,557)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,225)	—	—	—	(1,225)
Shares issued dividend reinvestment plan	—	356	—	—	1,296	—	—	—	1,652
Option exercises	—	(81)	—	—	6,279	—	—	—	6,198
Allocation of ESOP shares	—	1,199	—	—	—	3,752	—	—	4,951
Allocation of SAP shares	—	3,812	—	—	—	—	—	—	3,812
Allocation of stock options	—	172	—	—	—	—	—	—	172
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$87,802	$83,722	$73,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	12,760	13,714	11,133
Provision for loan losses	5,400	4,350	4,650
Deferred tax expense	3,160	326	3,666
Increase in cash surrender value of Bank-owned Life Insurance	(5,470)	(5,345)	(5,633)
Net amortization of premiums and discounts on securities	10,831	10,613	10,461
Accretion of net deferred loan fees	(3,408)	(4,624)	(3,364)
Amortization of premiums on purchased loans, net	1,311	1,100	694
Net increase in loans originated for sale	(34,976)	(11,918)	(12,609)
Proceeds from sales of loans originated for sale	37,008	12,799	14,018
Proceeds from sales of foreclosed assets	6,109	4,443	6,494
ESOP expense	3,706	2,997	2,654
Allocation of stock award shares	3,812	4,625	6,359
Allocation of stock options	172	272	298
Excess tax benefit related to stock-based compensation	191	—	—
Net gain on sale of loans	(2,032)	(881)	(1,409)
Net gain on securities transactions	(64)	(654)	(251)
Net gain on sale of premises and equipment	(14)	(4)	(5)
Net gain on sale of foreclosed assets	(585)	(592)	(516)
(Increase) decrease in accrued interest receivable	(1,316)	(538)	787
Decrease (increase) in other assets	5,682	(4,912)	(17,105)
(Decrease) increase in other liabilities	(2,770)	5,373	7,721
Net cash provided by operating activities	127,309	114,866	101,674
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	62,975	37,271	41,057
Purchases of investment securities held to maturity	(80,349)	(44,254)	(73,397)
Proceeds from sales of securities	3,401	14,005	25,033
Proceeds from maturities, calls and paydowns of securities available for sale	211,440	212,095	207,531
Purchases of securities available for sale	(306,151)	(129,720)	(63,835)
Proceeds from redemption of Federal Home Loan Bank stock	56,505	87,510	84,988
Purchases of Federal Home Loan Bank stock	(54,050)	(95,902)	(90,262)
Net cash and cash equivalents (paid) received in acquisition	—	(25,855)	68,650
BOLI benefits paid	—	776	—
Purchases of loans	(28,590)	(95,283)	(130,540)
Net increase in loans	(440,999)	(363,436)	(129,240)
Proceeds from sales of premises and equipment	14	19	1,903
Purchases of premises and equipment	(4,995)	(5,909)	(16,441)
Net cash used in investing activities	(580,799)	(408,683)	(74,553)
Cash flows from financing activities:
Net increase (decrease) in deposits	629,642	131,464	(179,886)
Increase (decrease) in mortgage escrow deposits	1,107	1,696	1,250
Purchase of treasury stock	(1,557)	—	(3,547)
Purchase of employee restricted shares to fund statutory tax withholding	(1,225)	(1,988)	(873)
Cash dividends paid to stockholders	(45,369)	(41,285)	(36,118)
Shares issued to dividend reinvestment plan	1,652	1,447	1,336
Stock options exercised	6,198	3,166	117
Proceeds from long-term borrowings	355,000	694,937	595,063
Payments on long-term borrowings	(485,202)	(549,935)	(289,757)
Net increase (decrease) in short-term borrowings	35,315	52,779	(112,168)
Net cash provided by (used in) financing activities	495,561	292,281	(24,583)
Net increase (decrease) in cash and cash equivalents	42,071	(1,536)	2,538
Cash and cash equivalents at beginning of period	102,226	103,762	101,224
Cash and cash equivalents at end of period	$144,297	$102,226	$103,762
Cash paid during the period for:
Interest on deposits and borrowings	$44,004	$41,663	$39,952
Income taxes	$33,886	$40,620	$25,776
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$3,631	$10,074	$5,382
Acquisition:
Non-cash assets acquired:
Investment securities available for sale	$—	$—	$157,635
Loans	—	—	631,209
Bank-owned life insurance	—	—	22,319
Goodwill and other intangible assets, net	—	25,323	50,222
Other assets	—	1,270	33,939
Total non-cash assets acquired	$—	$26,593	$895,324
Liabilities assumed:
Deposits	$—	$—	$769,936
Borrowings	—	—	112,835
Other Liabilities	—	400	(2,314)
Total liabilities assumed	$—	$400	$880,457
Common stock issued for acquisitions	$—	$—	$83,517
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(1) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Provident Financial Services, Inc. (the “Company”), Provident Bank (the “Bank”) and their wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold and commercial paper with original maturity dates less than 90 days.
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
Years Ended December 31, 2016, 2015 and 2014

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
Years Ended December 31, 2016, 2015 and 2014

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
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of September 30, 2016. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2016, there were 334,433 shares held by the DDFP.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
Derivatives
The Company records all derivatives on the Consolidated Statements of Financial Condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. These interest rate derivatives result from a service provided to certain qualifying borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in the fair value of these derivatives are recognized directly in earnings.
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
Comprehensive Income
Comprehensive income is divided into net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale, unrealized gains and losses on derivatives and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.
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
Years Ended December 31, 2016, 2015 and 2014

treasury stock method. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.
Impact of Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test. Under ASU 2017-04, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 in the third quarter of 2016. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than as equity. This resulted in an immaterial benefit to income tax expense in the third quarter of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities. In accordance with the guidance, the Company has applied this classification on the consolidated statements of cash flows prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the consolidated statements of cash flows, and in accordance with the guidance, the Company has applied this classification retrospectively on both the consolidated statements of cash flows and the consolidated statement of changes in stockholders' equity, with adjustments made to prior periods.
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
Years Ended December 31, 2016, 2015 and 2014

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
Years Ended December 31, 2016, 2015 and 2014

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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2016, the liquidation account, which is an off-balance sheet memorandum account, amounted to $12.8 million.
Acquisitions
On April 1, 2015, Beacon Trust Company ("Beacon"), a wholly owned subsidiary of Provident Bank, completed its acquisition of certain assets and liabilities of The MDE Group, Inc. and the equity interests of Acertus Capital Management, LLC (together "MDE"), both Morristown, New Jersey-based registered investment advisory firms that manage assets for affluent and high net-worth clients. MDE was acquired with both cash and contingent consideration. The Company recognized goodwill of $18.3 million and a customer relationship intangible of $7.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $338,000. The contingent consideration arrangement requires the Company to pay additional cash consideration to MDE’s former stakeholders four years after the closing of the acquisition if certain revenue targets are met. The fair value of the contingent consideration was estimated using a discounted cash flow model. The acquisition agreement limits the total payment to a maximum of $12.5 million, to be determined based on actual future results. In accordance with the acquisition agreement and based upon the Company's projection of future revenue, no contingent consideration liability was required at December 31, 2016.

(3) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2016 and 2015 was $36.7 million and $24.3 million, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity
Investment securities held to maturity at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,306	2	(83)	4,225
Mortgage-backed securities	893	31	—	924
State and municipal obligations	473,653	6,635	(5,436)	474,852
Corporate obligations	9,331	7	(52)	9,286
	$488,183	6,675	(5,571)	489,287

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,096	9	(8)	4,097
Mortgage-backed securities	1,597	61	—	1,658
State and municipal obligations	458,062	15,094	(495)	472,661
Corporate obligations	9,929	11	(25)	9,915
	$473,684	15,175	(528)	488,331

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Investment securities held to maturity having a carrying value of $384.8 million and $378.5 million at December 31, 2016 and 2015, respectively, were pledged to secure other borrowings, securities sold under repurchase agreements and government deposits.
The amortized cost and fair value of investment securities held to maturity at December 31, 2016 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2016
	Amortized cost	Fair value
Due in one year or less	$22,828	22,870
Due after one year through five years	47,528	48,005
Due after five years through ten years	247,535	249,996
Due after ten years	169,399	167,492
	$487,290	488,363
Mortgage-backed securities totaling $893,000 at amortized cost and $924,000 at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments.
During 2016, the Company recognized gains of $15,000 and losses of $1,000 related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $45.9 million. There were no sales of securities from the held to maturity portfolio for the year ended December 31, 2016.
For the 2015 period, the Company recognized gains of $8,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $27.0 million. There were no sales of securities from the held to maturity portfolio for the year ended December 31, 2015.
The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment (in thousands):

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,525	(83)	—	—	3,525	(83)
State and municipal obligations	172,152	(5,132)	6,617	(304)	178,769	(5,436)
Corporate obligations	4,697	(52)	—		4,697	(52)
	$180,374	(5,267)	6,617	(304)	186,991	(5,571)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
Based on its detailed review of the securities portfolio, the Company believes that as of December 31, 2016, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for other-than-temporary impairment considered the percentage and length of time the fair value of an investment is below book value as well as general market conditions, changes in interest rates, credit risk, whether the Company has the intent to sell the securities and whether it is not more likely than not that the Company would be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2016 totaled 332, compared with 99 at December 31, 2015. All temporarily impaired investment securities were investment grade at December 31, 2016.

(5) Securities Available for Sale
Securities available for sale at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$7,995	13	—	8,008
Agency obligations	57,123	90	(25)	57,188
Mortgage-backed securities	952,992	7,249	(8,380)	951,861
State and municipal obligations	3,727	19	(3)	3,743
Corporate obligations	19,013	35	(11)	19,037
Equity securities	397	152	—	549
	$1,041,247	7,558	(8,419)	1,040,386

	2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$8,006	—	(2)	8,004
Agency obligations	82,396	82	(148)	82,330
Mortgage-backed securities	857,430	9,828	(3,397)	863,861
State and municipal obligations	4,193	115	—	4,308
Corporate obligations	5,516	6	(10)	5,512
Equity securities	397	122	—	519
	$957,938	10,153	(3,557)	964,534
Securities available for sale having a carrying value of $720.4 million and $614.8 million at December 31, 2016 and 2015, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.
The amortized cost and fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2016
	Amortized cost	Fair value
Due in one year or less	$46,493	46,554
Due after one year through five years	20,445	20,463
Due after five years through ten years	20,920	20,959
Due after ten years	—	—
	$87,858	87,976
Mortgage-backed securities totaling $953.0 million at amortized cost and $951.9 million at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $549,000 at fair value.
During 2016, proceeds from the sale of securities available for sale were $3.4 million, resulting in gross gains of $95,000 and gross losses of $45,000. For the year ended December 31, 2016, there were no calls on securities available for sale.
For the 2015 period, proceeds from the sale of securities available for sale were $14.0 million resulting in gross gains of $643,000 and no gross losses. Also, for the year ended December 31, 2015, proceeds from calls on securities available for sale totaled $1.1 million, with gross gains of $3,000 and no gross losses recognized.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2016.
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

	December 31,
	2016	2015	2014
Beginning credit loss amount	$—	—	1,674
Add: Initial OTTI credit losses	—	—	—
Subsequent OTTI credit losses	—	—	—
Less: Realized losses for securities sold	—	—	1,674
Securities intended or required to be sold	—	—	—
Increases in expected cash flows on debt securities	—	—	—
Ending credit loss amount	$—	—	—
For the years ended December 31, 2016 and 2015, the Company did not incur an other-than-temporary impairment charge on securities available for sale. In 2014, the Company realized a $59,000 gain and a $365,000 loss on the sale of previously impaired non-Agency mortgage-backed securities, respectively. The Company previously incurred cumulative credit losses of $1.7 million on these securities. Prior to these charges, any impairment was considered temporary and was recorded as an unrealized loss on securities available for sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.
The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	14,000	(25)	—	—	14,000	(25)
Mortgage-backed securities	553,629	(8,377)	65	(3)	553,694	(8,380)
State and municipal obligations	661	(3)	—	—	661	(3)
Corporate obligations	—		990	(11)	990	(11)
	$568,290	(8,405)	1,055	(14)	569,345	(8,419)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	December 31, 2015 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S Treasury obligations	$8,004	(2)	—	—	8,004	(2)
Agency obligations	59,197	(148)	—	—	59,197	(148)
Mortgage-backed securities	327,263	(2,427)	47,911	(970)	375,174	(3,397)
Corporate obligations	500	—	992	(10)	1,492	(10)
	$394,964	(2,577)	48,903	(980)	443,867	(3,557)
The temporary loss position associated with debt securities is the result of changes in interest rates relative to the coupon of the individual security and changes in credit spreads. In addition, there remains a lack of liquidity in certain sectors of the mortgage-backed securities market. Increases in delinquencies and foreclosures have resulted in limited trading activity and significant price declines, regardless of favorable movements in interest rates. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2016, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2016 totaled 87, compared with 64 at December 31, 2015. There were three private label mortgage-backed securities in an unrealized loss position at December 31, 2016, with an amortized cost of $449,000 and unrealized losses totaling $5,000. All three private label mortgage-backed securities were investment grade at December 31, 2016.

(6) Loans Receivable and Allowance for Loan Losses
Loans receivable at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Mortgage loans:
Residential	$1,211,672	1,254,036
Commercial	1,978,569	1,714,923
Multi-family	1,402,054	1,233,792
Construction	264,814	331,649
Total mortgage loans	4,857,109	4,534,400
Commercial loans	1,630,444	1,433,447
Consumer loans	516,755	566,175
Total gross loans	7,004,308	6,534,022
Purchased credit-impaired ("PCI") loans	1,272	3,435
Premiums on purchased loans	4,968	5,740
Unearned discounts	(39)	(41)
Net deferred fees	(7,023)	(5,482)
	$7,003,486	6,537,674
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2016, 2015 and 2014, $1.3 million, $1.1 million and $694,000 decreased interest income, respectively, as a result of prepayments and normal amortization.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table summarizes the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	At December 31, 2016
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$5,891	6,563	12,021	—	24,475	1,187,197	1,211,672
Commercial	—	80	7,493	—	7,573	1,970,996	1,978,569
Multi-family	—	—	553	—	553	1,401,501	1,402,054
Construction	—	—	2,517	—	2,517	262,297	264,814
Total mortgage loans	5,891	6,643	22,584	—	35,118	4,821,991	4,857,109
Commercial loans	1,656	357	16,787	—	18,800	1,611,644	1,630,444
Consumer loans	2,561	1,199	3,030	—	6,790	509,965	516,755
Total gross loans	$10,108	8,199	42,401	—	60,708	6,943,600	7,004,308

	At December 31, 2015
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$8,983	5,434	12,031	—	26,448	1,227,588	1,254,036
Commercial	1,732	543	1,263	—	3,538	1,711,385	1,714,923
Multi-family	763	506	742	—	2,011	1,231,781	1,233,792
Construction	—	—	2,351	—	2,351	329,298	331,649
Total mortgage loans	11,478	6,483	16,387	—	34,348	4,500,052	4,534,400
Commercial loans	632	801	23,875	165	25,473	1,407,974	1,433,447
Consumer loans	3,603	1,194	4,109	—	8,906	557,269	566,175
Total gross loans	$15,713	8,478	44,371	165	68,727	6,465,295	6,534,022

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $42.4 million and $44.4 million at December 31, 2016 and 2015, respectively. There were no loans ninety days or greater past due and still accruing interest in 2016. At December 31, 2015, there was one commercial loan for $165,000 which was ninety days or greater past due and still accruing interest. This loan was past maturity and well secured at December 31, 2015, which subsequent to the end of the year was refinanced by the Company.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $2.2 million, $1.2 million and $1.9 million, for the years ended December 31, 2016, 2015 and 2014, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $1.9 million and $2.3 million respectively.
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
Years Ended December 31, 2016, 2015 and 2014

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
At December 31, 2016, there were 141 impaired loans totaling $52.0 million, of which 136 loans totaling $41.6 million were TDRs. Included in this total were 114 TDRs related to 110 borrowers totaling $29.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2016. At December 31, 2015, there were 148 impaired loans totaling $50.9 million, of which 143 loans totaling $43.9 million were TDRs. Included in this total were 122 TDRs related to 120 borrowers totaling $26.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2015.
Loans receivable summarized by portfolio segment and impairment method, excluding PCI loans are as follows (in thousands):

	At December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$29,551	20,255	2,213	52,019
Collectively evaluated for impairment	4,827,558	1,610,189	514,542	6,952,289
Total gross loans	$4,857,109	1,630,444	516,755	7,004,308

	At December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$26,743	21,756	2,368	50,867
Collectively evaluated for impairment	4,507,657	1,411,691	563,807	6,483,155
Total gross loans	$4,534,400	1,433,447	566,175	6,534,022

The allowance for loan losses is summarized by portfolio segment and impairment classification, excluding PCI loans as follows (in thousands):

	At December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated (1)	Total
Individually evaluated for impairment	$1,986	268	80	2,334	—	2,334
Collectively evaluated for impairment	27,640	28,875	3,034	59,549	—	59,549
Total	$29,626	29,143	3,114	61,883	—	61,883

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
The following tables present the number of loans modified as TDRs during the years ended December 31, 2016 and 2015 and their balances immediately prior to the modification date and post-modification as of December 31, 2016 and 2015.

	Year Ended December 31, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial loans	1	1,300	1,300
Consumer loans	—	—	—
Total restructured loans	1	$1,300	1,300

	Year Ended December 31, 2015
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	6	$2,192	2,179
Construction	1	2,600	2,351
Total mortgage loans	7	4,792	4,530
Commercial loans	4	6,659	6,822
Consumer loans	2	123	112
Total restructured loans	13	$11,574	11,464

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2016 and 2015 exceeded the carrying amounts of such loans. There were no charge-offs recorded on collateral dependent impaired loans for the year ended December 31, 2016. There were $465,000 of charge-offs recorded on collateral dependent impaired loans for the year ended December 31, 2015. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $187,000 and $99,000 at December 31, 2016 and 2015, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.25% and 5.25%, compared to a yield of 4.25% and 5.71% prior to modification for the years ended December 31, 2016 and 2015, respectively.
The following table presents loans modified as TDRs within the previous 12 months from December 31, 2016 and 2015, and for which there was a payment default (90 days or more past due) during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Year Ended December 31, 2015
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Construction	—	$—	1	$2,351
Total mortgage loans	—	—	1	2,351
Commercial loans	—	—	4	6,822
Total restructured loans	—	$—	5	$9,173
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
PCI loans totaled $1.3 million at December 31, 2016, compared to $3.4 million at December 31, 2015 and $5.2 million at acquisition from Team Capital on May 30, 2014. The $2.1 million and $3.9 million decrease from December 31, 2015 and the May 31, 2014 acquisition date was largely due to the full repayment and greater than projected cash flows on certain PCI loans. This resulted in a $848,000 and a $230,000 increase in interest income for the years ended December 31, 2016 and 2015, respectively, due to the acceleration of accretable and non-accretable discount on these loans.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table summarizes the changes in the accretable yield for PCI loans for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015
Beginning balance	$676	$695
Acquisition	—	—
Accretion	(1,417)	(810)
Reclassification from non-accretable difference	941	791
Ending balance	$200	$676
The activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$61,424	61,734	64,664
Provision charged to operations	5,400	4,350	4,650
Recoveries of loans previously charged off	2,009	4,168	3,292
Loans charged off	(6,950)	(8,828)	(10,872)
Balance at end of period	$61,883	61,424	61,734

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	For the Year Ended December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$32,094	25,829	3,501	61,424	—	61,424
Provision charged to operations	(2,028)	7,606	(178)	5,400	—	5,400
Recoveries of loans previously charged off	628	570	811	2,009	—	2,009
Loans charged off	(1,068)	(4,862)	(1,020)	(6,950)	—	(6,950)
Balance at end of period	$29,626	29,143	3,114	61,883	—	61,883

	For the Year ended December 31, 2015
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$31,977	24,381	4,881	61,239	495	61,734
Provision charged to operations	2,357	1,898	590	4,845	(495)	4,350
Recoveries of loans previously charged off	247	2,413	1,508	4,168	—	4,168
Loans charged off	(2,487)	(2,863)	(3,478)	(8,828)	—	(8,828)
Balance at end of period	$32,094	25,829	3,501	61,424	—	61,424

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Impaired loans receivable by class, excluding PCI loans are summarized as follows (in thousands):

	At December 31, 2016					At December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$10,691	7,881	—	8,027	484	$12,144	8,799	—	9,079	451
Commercial	1,556	1,556	—	1,586	40	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,514	—	2,358	2,351	—	1,170	16
Total	14,800	11,954	—	12,127	524	14,502	11,150	—	10,249	467
Commercial loans	21,830	18,874	—	13,818	259	23,754	21,144	—	21,875	747
Consumer loans	1,493	981	—	1,026	59	1,560	1,082	—	1,121	48
Total loans	$38,123	31,809	—	26,971	842	$39,816	33,376	—	33,245	1,262
Loans with an allow-ance recorded
Mortgage loans:
Residential	$14,169	13,520	1,716	13,705	519	$14,997	14,353	1,901	14,500	505
Commercial	4,138	4,077	270	4,111	55	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	18,307	17,597	1,986	17,816	574	16,237	15,593	2,086	15,861	568
Commercial loans	1,381	1,381	268	5,956	4	612	612	91	807	52
Consumer loans	1,242	1,232	80	1,259	66	1,297	1,286	94	1,312	67
Total loans	$20,930	20,210	2,334	25,031	644	$18,146	17,491	2,271	17,980	687
Total
Mortgage loans:
Residential	$24,860	21,401	1,716	21,732	1,003	$27,141	23,152	1,901	23,579	956
Commercial	5,694	5,633	270	5,697	95	1,240	1,240	185	1,361	63
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	2,553	2,517	—	2,514	—	2,358	2,351	—	1,170	16
Total	33,107	29,551	1,986	29,943	1,098	30,739	26,743	2,086	26,110	1,035
Commercial loans	23,211	20,255	268	19,774	263	24,366	21,756	91	22,682	799
Consumer loans	2,735	2,213	80	2,285	125	2,857	2,368	94	2,433	115
Total loans	$59,053	52,019	2,334	52,002	1,486	$57,962	50,867	2,271	51,225	1,949

At December 31, 2016, impaired loans consisted of 141 residential, commercial and commercial mortgage loans totaling $52.0 million, of which 27 loans totaling $22.1 million were included in nonaccrual loans. At December 31, 2015, impaired loans consisted of 148 residential, commercial and commercial mortgage loans totaling $50.9 million, of which 26 loans totaling $24.9 million were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2.3 million at both December 31, 2016 and 2015. At December 31, 2016 and 2015, impaired loans for which there was no related allowance for loan losses totaled $31.8 million and $33.4 million, respectively. The average balances of impaired loans during the years ended December 31, 2016 and 2015 were $52.0 million and $51.2 million, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $1.55 billion and $866.4 million, at December 31, 2016 and 2015, respectively, and undisbursed home equity and personal credit lines of $279.8 million and $287.9 million, at December 31, 2016 and 2015, respectively) exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
Loans receivable by credit quality risk rating indicator, excluding PCI loans are as follows (in thousands):

	At December 31, 2016
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$6,563	25,329	563	—	32,455	14,840	1,242	48,537
Substandard	12,021	23,011	553	2,517	38,102	47,255	2,940	88,297
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	18,584	48,340	1,116	2,517	70,557	62,095	4,182	136,834
Acceptable/watch	1,193,088	1,930,229	1,400,938	262,297	4,786,552	1,568,349	512,573	6,867,474
Total outstanding loans	$1,211,672	1,978,569	1,402,054	264,814	4,857,109	1,630,444	516,755	7,004,308

	At December 31, 2015
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$5,434	29,363	1,080	—	35,877	76,464	1,194	113,535
Substandard	12,031	19,451	1,248	2,351	35,081	38,654	4,054	77,789
Doubtful	—		—	—	—	8	—	8
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	17,465	48,814	2,328	2,351	70,958	115,126	5,248	191,332
Acceptable/watch	1,236,571	1,666,109	1,231,464	329,298	4,463,442	1,318,321	560,927	6,342,690
Total outstanding loans	$1,254,036	1,714,923	1,233,792	331,649	4,534,400	1,433,447	566,175	6,534,022

(7) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Land	$17,594	17,594
Banking premises	81,067	81,095
Furniture, fixtures and equipment	43,860	43,039
Leasehold improvements	35,455	36,753
Construction in progress	1,103	1,786
	179,079	180,267
Less accumulated depreciation and amortization	94,987	91,280
	$84,092	88,987
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 amounted to $9.4 million, $9.6 million and $8.3 million, respectively.

(8) Intangible Assets
Intangible assets at December 31, 2016 and 2015 are summarized as follows (in thousands):

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	2016	2015
Goodwill	$411,600	411,624
Core deposit premiums	4,546	5,846
Customer relationship and other intangibles	5,957	7,866
Mortgage servicing rights	834	941
	$422,937	426,277

Amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Core deposit premiums	$1,300	1,757	1,472
Customer relationship and other intangibles	1,909	2,136	1,106
Mortgage servicing rights	182	173	179
	$3,391	4,066	2,757

Scheduled amortization of core deposit and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2017	$2,550
2018	2,004
2019	1,709
2020	1,415
2021	1,120

(9) Deposits
Deposits at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	Weighted average interest rate	2015	Weighted average interest rate
Savings deposits	$1,099,020	0.17%	$985,478	0.10%
Money market accounts	1,582,750	0.31	1,468,352	0.28
NOW accounts	1,871,298	0.33	1,540,894	0.29
Non-interest bearing deposits	1,349,378	—	1,189,542	—
Certificates of deposit	651,183	0.72	739,721	0.71
	$6,553,629		$5,923,987
 Scheduled maturities of certificates of deposit accounts at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Within one year	$439,035	499,221
One to three years	134,941	132,507
Three to five years	75,751	106,943
Five years and thereafter	1,456	1,050
	$651,183	739,721
Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 is summarized as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Savings deposits	$1,709	1,039	938
NOW and money market accounts	10,106	8,046	7,733
Certificates of deposits	5,132	5,436	6,661
	$16,947	14,521	15,332

(10) Borrowed Funds
Borrowed funds at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Securities sold under repurchase agreements	$156,665	261,350
FHLB line of credit	161,000	96,000
FHLB advances	1,295,080	1,350,282
	$1,612,745	1,707,632
FHLB advances are at fixed rates and mature between January 2017 and April 2022. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Scheduled maturities of FHLB advances at December 31, 2016 are as follows (in thousands):

2016
Due in one year or less	$314,706
Due after one year through two years	329,414
Due after two years through three years	412,506
Due after three years through four years	208,454
Due after four years through five years	20,000
Thereafter	10,000
$1,295,080
Scheduled maturities of securities sold under repurchase agreements at December 31, 2016 are as follows (in thousands):

2016
Due in one year or less	$101,665
Due after one year through two years	20,000
Due after two years through three years	35,000
Thereafter	—
$156,665
The following tables set forth certain information as to borrowed funds for the years ended December 31, 2016 and 2015 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2016:
Securities sold under repurchase agreements	$283,233	224,421	1.42%
FHLB line of credit	173,000	37,608	0.61
FHLB advances	1,343,095	1,315,278	1.76
2015:
Securities sold under repurchase agreements	$346,361	273,934	1.49%
FHLB line of credit	160,000	80,847	0.40
FHLB advances	1,363,122	1,249,193	1.84
Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2016, no contributions will be made to the pension plan in 2017.
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
Years Ended December 31, 2016, 2015 and 2014

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
The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2016	2015	2014	2016	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$28,274	28,921	28,605	25,694	28,333	22,086
Service cost	—	—	—	150	168	169
Interest cost	1,247	1,137	1,271	1,138	1,122	1,087
Actuarial loss	70	78	51	—	122	51
Benefits paid	(1,247)	(1,179)	(5,326)	(682)	(644)	(670)
Change in actuarial assumptions	1,189	(683)	4,320	(5,495)	(3,407)	5,610
Benefit obligation at end of year	$29,533	28,274	28,921	20,805	25,694	28,333
Change in plan assets:
Fair value of plan assets at beginning of year	$41,448	42,744	45,202	—	—	—
Actual return on plan assets	2,952	(117)	2,868	—	—	—
Employer contributions	—	—	—	682	644	670
Benefits paid	(1,247)	(1,179)	(5,326)	(682)	(644)	(670)
Fair value of plan assets at end of year	$43,153	41,448	42,744	—	—	—
Funded status at end of year	$13,620	13,174	13,823	(20,805)	(25,694)	(28,333)

For the years ended December 31, 2016 and 2015, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the RP 2014 mortality table with the fully generational projection scale MP 2016 and MP 2015 issued by The Society of Actuaries ("SOA") in October 2016 and 2015, respectively. For the year ended December 31, 2014, the introduction of the updated mortality data resulted in an actuarial loss of $1.5 million and $3.0 million for the pension and post-retirement plans, respectively, and was reflected in other comprehensive income (loss). The prepaid pension benefits of $13.6 million and the unfunded post-retirement healthcare and life insurance benefits of $20.8 million at December 31, 2016 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2016 and 2015 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2016	2015	2016	2015
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (gain)	11,968	12,155	(6,993)	(1,498)
Total accumulated other comprehensive loss (gain)	$11,968	12,155	(6,993)	(1,498)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Net periodic benefit (increase) cost for the years ending December 31, 2016, 2015 and 2014, included the following components (in thousands):

	Pension			Post-retirement
	2016	2015	2014	2016	2015	2014
Service cost	$—	—	—	150	168	169
Interest cost	1,247	1,137	1,271	1,138	1,122	1,087
Return on plan assets	(2,449)	(2,530)	(3,463)	—	—	—
Amortization of:
Net gain (loss)	943	774	441	—	1	(204)
Lump sum pension distribution	—	—	1,336	—	—	—
Unrecognized prior service cost	—	—	—	—	(1)	(4)
Net periodic benefit (increase) cost	$(259)	(619)	(415)	1,288	1,290	1,048
The weighted average actuarial assumptions used in the plan determinations at December 31, 2016, 2015 and 2014 were as follows:

	Pension			Post-retirement
	2016	2015	2014	2016	2015	2014
Discount rate	4.25%	4.50%	4.00%	4.25%	4.50%	4.00%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	8.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 4.25% was selected for the December 31, 2016 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2016 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$180	(140)
Effect on post-retirement benefits obligation	$3,520	(2,820)
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2017	$1,307	$632
2018	1,324	671
2019	1,342	707
2020	1,394	717
2021	1,436	786

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The weighted-average asset allocation of pension plan assets at December 31, 2016 and 2015 were as follows:

Asset Category	2016	2015
Domestic equities	37%	36%
Foreign equities	11%	11%
Fixed income	50%	51%
Real estate	2%	2%
Cash	0%	0%
Total	100%	100%
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

The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2016 and 2015, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$127	—	127	—
Mutual funds:
Fixed income	12,740	12,740	—	—
International equity	4,659	4,659	—	—
Large U.S. equity	1,296	1,296	—	—
Small/Mid U.S. equity	840	840	—	—
Total mutual funds	19,535	19,535	—	—
Investments measured at net asset value (NAV): (1)
Pooled separate accounts	23,491	—	—	—
Total Investments measured at net asset value (NAV):	23,491	—	—	—
Total investments	$43,153	19,535	127	—

1. Certain investments that are measured at fair value using the net asset per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the Statement of Net Assets Available for Benefit.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2016, 2015 and 2014, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2016, 2015 and 2014 were $850,000, $770,000 and $674,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $96,000, $93,000 and $102,000 for the years 2016, 2015 and 2014, respectively. At December 31, 2016, and 2015, $2.1 million and $2.1 million, respectively, were recorded in other liabilities on the consolidated statements of condition for this supplemental retirement plan. Decreases of $30,000, $82,000, and $198,000, net of tax, were recorded in other comprehensive income (loss) for 2016, 2015 and 2014, respectively, in connection with this supplemental retirement plan.
Retirement Plan for the Board of Directors of Provident Bank
The Bank maintains a Retirement Plan for the Board of Directors of the Bank, a non-qualified plan that provides cash payments for up to 10 years to eligible retired board members based on age and length of service requirements. The maximum payment under this plan to a board member, who terminates service on or after the age of 72 with at least ten years of service on the board, is forty quarterly payments of $1,250. The Bank may suspend payments under this plan if it does not meet Federal Deposit Insurance Corporation or New Jersey Department of Banking and Insurance minimum capital requirements. The Bank may terminate this plan at any time although such termination may not reduce or eliminate any benefit previously accrued to a board member without his or her consent. The plan was amended in December 2005 to terminate benefits under this plan for any directors who had less than ten years of service on the board of directors of the Bank as of December 31, 2006.
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000 to former board members under this plan for each of the years ended December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, $148,000 and $158,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. A decrease of $3,000, an increase of $1,800, and a decrease of $7,400, net of tax, were recorded in other comprehensive income (loss) for 2016, 2015 and 2014, respectively, in connection with this plan.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2016, was $46.0 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the ESOP years ending December 31, 2016 and 2015, 219,623 shares and 209,631 shares were released, respectively. Unallocated ESOP shares held in suspense totaled 2,222,791 at December 31, 2016, and had a fair value of $62.9 million. ESOP compensation expense for the years ended December 31, 2016, 2015 and 2014 was $3.7 million, $3.0 million and $2.7 million, respectively.
Non-Qualified Supplemental Defined Contribution Plan (“the Supplemental Employee Stock Ownership Plan”)
Effective January 1, 2004, the Bank established a deferred compensation plan for executive management and key employees of the Bank, known as Provident Bank Non-Qualified Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”). The Supplemental ESOP was amended and restated as the Non-Qualified Supplemental Defined Contribution Plan (the “Supplemental DC Plan”), effective January 1, 2010. The Supplemental DC Plan is a non-qualified plan that provides additional benefits to certain executives whose benefits under the 401(k) Plan and ESOP are limited by tax law limitations applicable to tax-qualified plans. The Supplemental DC Plan requires a contribution by the Bank for each participant who also participates in the 401(k) Plan and ESOP equal to the amount that would have been contributed under the terms of the 401(k) Plan and ESOP but for the tax law limitations, less the amount actually contributed under the 401(k) Plan and ESOP.
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2016, 2015 and 2014 was $25,750, $11,500 and $10,500, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2016, 2015 and 2014 was $70,750, $54,000 and $48,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
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
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three or five annual installments, commencing one year from the date of the award. Additionally, certain awards are two and three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $3.8 million, $4.6 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	Restricted Stock Awards
	2016	2015	2014
Outstanding at beginning of year	591,746	846,462	782,213
Granted	351,836	339,936	426,726
Forfeited	(178,632)	(240,191)	(126,743)
Vested	(217,252)	(354,461)	(235,734)
Outstanding at the end of year	547,698	591,746	846,462
As of December 31, 2016, unrecognized compensation cost relating to unvested restricted stock totaled $4.6 million. This amount will be recognized over a remaining weighted average period of 1.8 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

	2016		2015		2014
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	1,084,686	$15.32	1,284,321	$15.32	1,233,742	$15.24
Granted	76,327	18.70	65,972	16.38	171,935	16.44
Exercised	(368,838)	16.92	(201,320)	15.72	(9,678)	12.11
Forfeited	(82,006)	16.42	(62,287)	14.93	(4,178)	14.50
Expired	(6,500)	18.55	(2,000)	17.94	(107,500)	16.54
Outstanding at the end of year	703,669	$14.70	1,084,686	$15.32	1,284,321	$15.32

The total fair value of options vesting during 2016, 2015 and 2014 was $247,000, $274,000 and $438,000, respectively.
Compensation expense of approximately $153,000, $78,000 and $6,000 is projected for 2017, 2018 and 2019, respectively, on stock options outstanding at December 31, 2016.
The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$10.27-15.23	439,979	3.4 years	$12.62	420,979	$12.51
$16.38-18.70	263,690	6.8 years	$17.75	122,382	$17.19

The stock options outstanding and stock options exercisable at December 31, 2016 have an aggregate intrinsic value of $6,897,000 and $6,647,000, respectively.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Compensation expense related to the Company’s stock option plan totaled $172,000, $272,000 and $298,000 for 2016, 2015 and 2014, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2016	2015	2014
Expected dividend yield	3.64%	3.49%	3.66%
Expected volatility	20.71%	21.29%	20.04%
Risk-free interest rate	1.21%	1.58%	0.96%
Expected option life	8 years	8 years	6.5 years
The weighted average fair value of options granted during 2016, 2015 and 2014 was $2.26, $2.52 and $1.64 per option, respectively.

(12) Income Taxes
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$32,506	33,778	27,577
State	1,314	2,337	542
Total current	33,820	36,115	28,119
Deferred:
Federal	2,606	(525)	1,678
State	554	851	1,988
Total deferred	3,160	326	3,666
	$36,980	36,441	31,785

The Company recorded deferred tax (benefit) expense of ($3.0) million, ($2.5) million and $7.1 million during 2016, 2015 and 2014, respectively, related to the unrealized (loss) gain on securities available for sale, which is reported in accumulated other comprehensive income, net of tax. Additionally, the Company recorded a deferred tax expense (benefit) of $2.3 million, $866,000 and ($3.8) million in 2016, 2015 and 2014, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income, net of tax.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Tax expense at statutory rate of 35%	$43,674	42,057	36,896
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	1,215	2,072	1,621
Tax-exempt interest income	(5,286)	(5,520)	(4,916)
Bank-owned life insurance	(1,915)	(1,871)	(1,972)
Other, net	(708)	(297)	156
	$36,980	36,441	31,785
The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$23,852	23,778
Post-retirement benefit	11,150	10,869
Deferred compensation	2,447	2,825
Intangibles	—	481
Purchase accounting adjustments	1,979	1,464
Depreciation	4,025	3,868
SERP	966	941
ESOP	3,203	3,254
Stock-based compensation	5,259	5,791
Non-accrual interest	3,738	4,915
Unrealized loss on securities	350	—
State NOL	81	139
Federal NOL	742	1,058
Pension liability adjustments	2,051	4,311
Other	1,817	2,048
Total gross deferred tax assets	61,660	65,742
Valuation Reserve	—	—
Deferred tax liabilities:
Pension expense	10,255	10,124
Deferred loan costs	5,477	5,156
Investment securities, principally due to accretion of discounts	167	146
Intangibles	548	—
Originated mortgage servicing rights	313	347
Unrealized gain on securities	—	2,646
Total gross deferred tax liabilities	16,760	18,419
Net deferred tax asset	$44,900	47,323

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Retained earnings at December 31, 2016 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2016, the Company had an unrecognized tax liability of $20.8 million with respect to this reserve.
As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $2.0 million of NOL carryforwards available to offset future taxable income as of December 31, 2016. If not utilized, these carryforwards will expire in 2030. Also, the Company's New Jersey NOL carryforwards are approximately $1.3 million which are scheduled to expire in 2030. At December 31, 2015, the Company had Pennsylvania NOL carryforwards of approximately $1.0 million and anticipates full utilization of the carryforward in 2016. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $900,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2016 and 2015.
The Company and its subsidiaries file a consolidated U.S. Federal income tax return and each entity files a separate state income tax return. The Company's federal income tax returns are open for examination from 2013 and the state income tax returns are open for examination from 2012. Currently, the 2014 federal income tax return is under audit by the Internal Revenue Service.

(13) Lease Commitments
The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2016, are summarized as follows (in thousands):

Year ending December 31,
2017	$6,966
2018	6,280
2019	5,668
2020	5,121
2021	3,056
Thereafter	6,796
$33,887
Rental expense was $8.7 million, $8.9 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
A substantial portion of the Bank’s loans are secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in local real estate market conditions.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2016, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was effective on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019.
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
As of December 31, 2016 and 2015, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2016 and 2015, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2016 and 2015, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Tier 1 leverage capital	$835,282	9.25%	$361,183	4.00%	$361,183	4.00%	$451,479	5.00%
Common equity Tier 1 risk-based capital	835,282	11.64	323,048	4.50%	367,916	5.13	466,625	6.50
Tier 1 risk-based capital	835,282	11.64	430,731	6.00%	475,599	6.63	574,308	8.00
Total risk-based capital	897,165	12.50	574,308	8.00%	619,176	8.63	717,885	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	Actual capital		FRB minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Tier 1 leverage capital	$779,139	9.25%	$337,070	4.00%	$421,337	5.00%
Common equity Tier 1 risk-based capital	779,139	11.65	301,041	4.50	434,837	6.50
Tier 1 risk-based capital	779,139	11.65	401,388	6.00	535,184	8.00
Total risk-based capital	840,563	12.56	535,184	8.00	668,981	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with Capital Conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Tier 1 leverage capital	$760,708	8.42%	$361,172	4.00%	$361,172	4.00%	$451,465	5.00%
Common equity Tier 1 risk-based capital	760,708	10.60	323,040	4.50%	367,907	5.13	466,613	6.50
Tier 1 risk-based capital	760,708	10.60	430,720	6.00%	475,587	6.63	574,293	8.00
Total risk-based capital	822,743	11.46	574,293	8.00%	619,160	8.63	717,867	10.00

	Actual capital		FDIC minimum capital adequacy requirements		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Tier 1 leverage capital	$709,690	8.42%	$337,060	4.00%	$421,325	5.00%
Common equity Tier 1 risk-based capital	709,690	10.61	301,030	4.50	434,822	6.50
Tier 1 risk-based capital	709,690	10.61	401,374	6.00	535,165	8.00
Total risk-based capital	771,268	11.53	535,165	8.00	668,956	10.00

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
Years Ended December 31, 2016, 2015 and 2014

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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2016 and December 31, 2015.
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
Derivatives
The Company records all derivatives on the statement of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The existing interest rate derivatives result from a service provided to certain qualifying borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2016 and 2015.
Collateral Dependent Impaired Loans
For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell which range between 5% and 10%. The Company classifies these loans as Level 3 within the fair value hierarchy.
Foreclosed Assets
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated costs, which range between 5% and 10%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated costs to sell, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2016 and 2015.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2016 and 2015, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury obligations	$8,008	8,008	—	—
Agency obligations	57,188	57,188	—	—
Mortgage-backed securities	951,861	—	951,861	—
State and municipal obligations	3,743	—	3,743	—
Corporate obligations	19,037	—	19,037	—
Equities	549	549	—	—
Total securities available for sale	1,040,386	65,745	974,641	—
Derivative assets	7,441	—	7,441
	$1,047,827	65,745	982,082	—

Derivative liabilities	$6,750	$—	6,750	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,001	—	—	11,001
Foreclosed assets	7,991	—	—	7,991
	$18,992	—	—	18,992

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2016 and 2015.
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
Years Ended December 31, 2016, 2015 and 2014

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2016 and December 31, 2015. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2016 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$144,297	144,297	144,297	—	—
Securities available for sale:
U.S. Treasury obligations	8,008	8,008	8,008	—	—
Agency obligations	57,188	57,188	57,188	—	—
Mortgage-backed securities	951,861	951,861	—	951,861	—
State and municipal obligations	3,743	3,743	—	3,743	—
Corporate obligations	19,037	19,037	—	19,037	—
Equity securities	549	549	549	—	—
Total securities available for sale	$1,040,386	1,040,386	65,745	974,641	—
Investment securities held to maturity:
Agency obligations	$4,306	4,225	4,225	—	—
Mortgage-backed securities	893	924	—	924	—
State and municipal obligations	473,653	474,852	—	474,852	—
Corporate obligations	9,331	9,286	—	9,286	—
Total securities held to maturity	$488,183	489,287	4,225	485,062	—
FHLBNY stock	75,726	75,726	75,726	—	—
Loans, net of allowance for loan losses	6,941,603	6,924,440	—	—	6,924,440
Derivative assets	7,441	7,441		7,441

Financial liabilities:
Deposits other than certificates of deposits	$5,902,446	5,902,446	5,902,446	—	—
Certificates of deposit	651,183	653,772	—	653,772	—
Total deposits	$6,553,629	6,556,218	5,902,446	653,772	—
Borrowings	1,612,745	1,617,023	—	1,617,023	—
Derivative liabilities	6,750	6,750	—	6,750	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

		Fair Value Measurements at December 31, 2015 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$102,226	102,226	102,226	—	—
Securities available for sale:
U.S. Treasury obligations	8,004	8,004	8,004	—	—
Agency obligations	82,330	82,330	82,330	—	—
Mortgage-backed securities	863,861	863,861	—	863,861	—
State and municipal obligations	4,308	4,308	—	4,308	—
Corporate obligations	5,512	5,512	—	5,512	—
Equity securities	519	519	519	—	—
Total securities available for sale	$964,534	964,534	90,853	873,681	—
Investment securities held to maturity:
Agency obligations	$4,096	4,097	4,097	—	—
Mortgage-backed securities	1,597	1,658	—	1,658	—
State and municipal obligations	458,062	472,661	—	472,661	—
Corporate obligations	9,929	9,915	—	9,915	—
Total securities held to maturity	$473,684	488,331	4,097	484,234	—
FHLBNY stock	78,181	78,181	78,181	—	—
Loans, net of allowance for loan losses	6,476,250	6,509,502	—	—	6,509,502
Derivative assets	20,027	20,027		20,027

Financial liabilities:
Deposits other than certificates of deposits	$5,184,266	5,184,266	5,184,266	—	—
Certificates of deposit	739,721	742,020	—	742,020	—
Total deposits	$5,923,987	5,926,286	5,184,266	742,020	—
Borrowings	1,707,632	1,726,726	—	1,726,726	—
Derivative liabilities	6,745	6,745		6,745

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2016 and 2015.

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$73,974	74,805	76,045	77,491
Interest expense	10,905	10,895	11,074	10,874
Net interest income	63,069	63,910	64,971	66,617
Provision for loan losses	1,500	1,700	1,000	1,200
Net interest income after provision for loan losses	61,569	62,210	63,971	65,417
Non-interest income	13,018	13,824	14,066	14,485
Non-interest expense	44,878	45,897	45,850	47,153
Income before income tax expense	29,709	30,137	32,187	32,749
Income tax expense	8,736	8,781	9,281	10,182
Net income	$20,973	21,356	22,906	22,567
Basic earnings per share	$0.33	0.34	0.36	0.35
Diluted earnings per share	$0.33	0.34	0.36	0.35

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$72,231	72,188	73,013	74,349
Interest expense	10,303	10,514	10,466	10,618
Net interest income	61,928	61,674	62,547	63,731
Provision for loan losses	600	1,100	1,400	1,250
Net interest income after provision for loan losses	61,328	60,574	61,147	62,481
Non-interest income	10,303	16,942	12,110	15,867
Non-interest expense	43,437	46,119	43,614	47,419
Income before income tax expense	28,194	31,397	29,643	30,929
Income tax expense	8,392	9,601	9,034	9,414
Net income	$19,802	21,796	20,609	21,515
Basic earnings per share	$0.32	0.35	0.33	0.34
Diluted earnings per share	$0.32	0.35	0.33	0.34

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2016	2015	2014
Net income	$87,802	83,722	73,631
Basic weighted average common shares outstanding	63,643,622	62,945,669	60,388,398
Plus:
Dilutive shares	208,364	169,049	173,672
Diluted weighted average common shares outstanding	63,851,986	63,114,718	60,562,070
Earnings per share:
Basic	$1.38	1.33	1.22
Diluted	$1.38	1.33	1.22
Anti-dilutive stock options and awards totaling 432,895 shares, 469,018 shares and 988,931 shares at December 31, 2016, 2015 and 2014, respectively, were excluded from the earnings per share calculations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$31,851	22,280
Securities available for sale, at fair value	549	519
Investment in subsidiary	1,177,110	1,126,616
Due from subsidiary—SAP	(3,004)	(2,539)
ESOP loan	45,971	49,872
Other assets	(31)	52
Total assets	$1,252,446	1,196,800
Liabilities and Stockholders’ Equity
Other liabilities	665	735
Total stockholders’ equity	1,251,781	1,196,065
Total liabilities and stockholders’ equity	$1,252,446	1,196,800
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2016	2015	2014
Dividends from subsidiary	$45,369	41,285	36,118
Interest income	1,995	2,153	2,276
Investment gain	15	12	11
Total income	47,379	43,450	38,405
Non-interest expense	902	812	814
Total expense	902	812	814
Income before income tax expense	46,477	42,638	37,591
Income tax expense	414	505	551
Income before undistributed net income of subsidiary	46,063	42,133	37,040
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	41,739	41,589	36,591
Net income	$87,802	83,722	73,631

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$87,802	83,722	73,631
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(41,739)	(41,589)	(36,591)
ESOP allocation	3,706	2,997	2,654
SAP allocation	3,812	4,625	6,359
Stock option allocation	172	272	298
Decrease in due from subsidiary—SAP	465	5,333	3,475
(Decrease) increase in other assets	(8,177)	(8,406)	15,454
Decrease in other liabilities	(70)	(55)	(259)
Net cash provided by operating activities	45,971	46,899	65,021
Cash flows from investing activities:
Cash consideration paid for business acquisition	—	—	(31,562)
Net decrease in ESOP loan	3,901	3,566	3,278
Net cash provided by (used in) investing activities	3,901	3,566	(28,284)
Cash flows from financing activities:
Purchases of treasury stock	(1,557)	—	(3,547)
Purchase of employee restricted shares to fund statutory tax withholding	(1,225)	(1,988)	(873)
Cash dividends paid	(45,369)	(41,285)	(36,118)
Shares issued dividend reinvestment plan	1,652	1,447	1,336
Stock options exercised	6,198	3,166	144
Net cash used in financing activities	(40,301)	(38,660)	(39,058)
Net increase (decrease) in cash and cash equivalents	9,571	11,805	(2,321)
Cash and cash equivalents at beginning of period	22,280	10,475	12,796
Cash and cash equivalents at end of period	$31,851	22,280	10,475

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(20) Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016			2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss)Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(7,405)	2,974	(4,431)	(5,683)	2,282	(3,401)	17,868	(7,176)	10,692
Reclassification adjustment for gains included in net income	(50)	20	(30)	(654)	263	(391)	(251)	101	(150)
Total	(7,455)	2,994	(4,461)	(6,337)	2,545	(3,792)	17,617	(7,075)	10,542
Unrealized gains (losses) on derivatives (cash flow hedges)	404	(162)	242	(122)	49	(73)	—	—	—
Amortization related to post retirement obligations	5,628	(2,260)	3,368	2,156	(866)	1,290	(9,462)	3,800	(5,662)
Total other comprehensive (loss) income	$(1,423)	572	(851)	(4,303)	1,728	(2,575)	8,155	(3,275)	4,880
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2016 and 2015 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component, net of tax For the Years Ended December 31,
	2016				2015
	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income
Balance at the beginning of the period,	$3,951	(6,424)	(73)	(2,546)	7,743	(7,714)	—	29
Current period change in other comprehensive income (loss)	(4,461)	3,368	242	(851)	(3,792)	1,290	(73)	(2,575)
Balance at the end of the period	$(510)	(3,056)	169	(3,397)	3,951	(6,424)	(73)	(2,546)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2016	2015	2014
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$50	654	251	Net gain on securities transactions
	(20)	(263)	(101)	Income tax expense
	30	391	150	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	943	774	237	Compensation and employee benefits (1)
	(379)	(311)	(95)	Income tax expense
	564	463	142	Net of tax

Realized loss related to lump sum pension settlement	—	—	(1,336)	Compensation and employee benefits (1)
	—	—	546	Income tax expense
	—	—	(790)	Net of tax
Total reclassifications	$594	854	(498)	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 11. Benefit Plans

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's property financed by the Company. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. For the years ended December 31, 2016 and December 31, 2015, the Company had 36 and 23 interest rate swaps with an aggregate notional amount of $582.2 million and $391.4 million, respectively, related to this program. The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company's assets or liabilities.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2015. During the years ended December 31, 2016 and 2015, the Company’s did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $159,000 will be reclassified as an increase to interest expense. As of December 31, 2016, the Company had one outstanding interest rate derivative with a notional amount of $40.0 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2016 and 2015 (in thousands):

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	As of December 31, 2016
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$7,156	Other liabilities	$6,750
Credit contracts	Other assets	3		—
Total derivatives not designated as hedging instruments		$7,159		$6,750

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$282	Other liabilities	$—
Total derivatives designated as hedging instruments		$282		$—

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$6,849	Other liabilities	$6,623
Credit contracts	Other assets	5		—
Total derivatives not designated as hedging instruments		$6,854		$6,623

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	$122
Total derivatives designated as hedging instruments		$—		$122
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2016	2015	2014
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$186	$238	$(3)
Credit contracts	Other income	120	(1)	6
Total derivatives not designated as hedging instruments		$306	$237	$3

Derivatives designated as a hedging instruments:
Interest rate products	Interest expense	(394)	(122)	—
Total derivatives designated as a hedging instruments		$(394)	$(122)	$—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

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
As of December 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest, was $1.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $220,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”) (2013). Based on the assessment management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This report appears on page 57.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2017.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2016 regarding equity compensation plans categorized by those plans that have been approved by stockholders. There are no plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	703,669	$14.70	2,879,321
Total	703,669	$14.70	2,879,321
________________________

(1)	Consists of outstanding stock options to purchase 703,669 shares of common stock granted under the Company’s stock-based compensation plans.

(2)
The weighted average exercise price reflects an exercise price of $17.94 for 25,629 stock options, $17.45 for 15,000 stock options granted in 2007; an exercise price of $12.54 for 82,054 stock options granted in 2008; an exercise price of $10.27 for 15,000 stock options and an exercise price of $10.40 for 59,089 stock options granted in 2009; an exercise price of $10.34 for 101,548 stock options granted in 2010; an exercise price of $14.50 for 64,622 stock options granted in 2011; an exercise price of $14.88 for 47,542 stock options and an exercise price of $14.68 for 10,000 stock options granted in 2012; an exercise price of $15.23 for 60,126 stock options granted in 2013; an exercise price of $16.38 for 80,760 stock options granted in 2014; and an exercise price of $18.34 for 65,970 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016 under the Company’s stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2017.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 27, 2017.

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

10.2
Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated as of December 16, 2015. (Filed as Exhibit 10.2 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.3
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz and Lyons dated as of December 16, 2015. (Filed as Exhibit 10.3 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.4
Form of Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers.(Filed as Exhibit 10.4 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.5
Form of One-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers. (Filed as Exhibit 10.5 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.6
Supplemental Executive Retirement Plan of Provident Bank. (Filed as Exhibit 10.5 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7
Retirement Plan for the Board of Managers of Provident Bank. (Filed as Exhibit 10.7 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8
Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as Exhibit 10.9 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9
First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as Exhibit 10.10 to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004/File No. 001-31566.)

10.10
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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(b) The exhibits listed under (3) (a) above are filed herewith.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 1, 2017	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, Chairman, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2017	Date:	March 1, 2017

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 1, 2017

By:	/s/ ROBERT ADAMO	By:	/s/ THOMAS W. BERRY
	Robert Adamo, Director		Thomas W. Berry, Director

Date:	March 1, 2017	Date:	March 1, 2017

By:	/s/ LAURA L. BROOKS	By:	/s/ FRANK L. FEKETE
	Laura L. Brooks, Director		Frank L. Fekete, Director

Date:	March 1, 2017	Date:	March 1, 2017

By:	/s/ TERENCE GALLAGHER	By:	/s/ MATTHEW K. HARDING
	Terence Gallagher, Director		Matthew K. Harding, Director

Date:	March 1, 2017	Date:	March 1, 2017

By:	/s/ CARLOS HERNANDEZ	By:	/s/ EDWARD O’DONNELL
	Carlos Hernandez, Director		Edward O’Donnell, Director

Date:	March 1, 2017	Date:	March 1, 2017

By:	/s/ JOHN PUGLIESE
John Pugliese, Director

Date:	March 1, 2017

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

10.2
Change in Control Agreement by and between Provident Financial Services, Inc. and Christopher Martin dated as of December 16, 2015. (Filed as Exhibit 10.2 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.3
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz and Lyons dated as of December 16, 2015. (Filed as Exhibit 10.3 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.4
Form of Two-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers.(Filed as Exhibit 10.4 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.5
Form of One-Year Change in Control Agreement between Provident Financial Services, Inc. and certain senior officers. (Filed as Exhibit 10.5 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

10.6
Supplemental Executive Retirement Plan of Provident Bank. (Filed as Exhibit 10.5 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.7
Retirement Plan for the Board of Managers of Provident Bank. (Filed as Exhibit 10.7 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 /File No. 001-31566.)

10.8
Provident Financial Services, Inc. Board of Directors Voluntary Fee Deferral Plan. (Filed as Exhibit 10.9 to the Company’s December 31, 2008 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009/File No. 001-31566.)

10.9
First Savings Bank Directors’ Deferred Fee Plan, as amended. (Filed as Exhibit 10.10 to the Company’s September 30, 2004 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004/File No. 001-31566.)

10.10
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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document