Form 10-K/A
period 2016-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2017-03-02
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE

Provident Financial Services, Inc. (the “Company”) is filing this Amendment No. 1 of Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 1, 2017. The purpose of this Amendment is solely to correct one typographical error which appeared on the cover page of the Form 10-K.

No other changes are being made to the Company’s Form 10-K. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K. No other changes are being made to any other disclosure contained in the Form 10-K. In addition, we have filed the following exhibits:

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 2, 2017	By:	/s/ THOMAS M. LYONS
Thomas M. Lyons
Executive Vice President and
Chief Financial Officer