Form 10-Q
period 2017-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2017-05-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2017 there were 83,209,293 shares issued and 66,679,228 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 315,241 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2017 (Unaudited) and December 31, 2016
(Dollars in Thousands)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$106,251	$92,508
Short-term investments	51,843	51,789
Total cash and cash equivalents	158,094	144,297
Securities available for sale, at fair value	1,048,119	1,040,386
Investment securities held to maturity (fair value of $492,863 at March 31, 2017 (unaudited) and $489,287 at December 31, 2016)	489,114	488,183
Federal Home Loan Bank stock	76,636	75,726
Loans	6,998,069	7,003,486
Less allowance for loan losses	62,155	61,883
Net loans	6,935,914	6,941,603
Foreclosed assets, net	7,684	7,991
Banking premises and equipment, net	82,119	84,092
Accrued interest receivable	26,669	27,082
Intangible assets	422,189	422,937
Bank-owned life insurance	189,513	188,527
Other assets	73,612	79,641
Total assets	$9,509,663	$9,500,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,735,169	$4,803,426
Savings deposits	1,115,328	1,099,020
Certificates of deposit of $100,000 or more	326,912	290,295
Other time deposits	352,461	360,888
Total deposits	6,529,870	6,553,629
Mortgage escrow deposits	26,291	24,452
Borrowed funds	1,640,559	1,612,745
Other liabilities	45,851	57,858
Total liabilities	8,242,571	8,248,684
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,354,391 shares outstanding at March 31, 2017 (unaudited) and 66,082,283 outstanding at December 31, 2016	832	832
Additional paid-in capital	1,005,962	1,005,777
Retained earnings	561,647	550,768
Accumulated other comprehensive loss	(2,539)	(3,397)
Treasury stock	(261,537)	(264,221)
Unallocated common stock held by the Employee Stock Ownership Plan	(37,273)	(37,978)
Common stock acquired by the Directors’ Deferred Fee Plan	(5,679)	(5,846)
Deferred compensation – Directors’ Deferred Fee Plan	5,679	5,846
Total stockholders’ equity	1,267,092	1,251,781
Total liabilities and stockholders’ equity	$9,509,663	$9,500,465
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2017 and 2016 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2017	2016
Interest income:
Real estate secured loans	$46,011	$44,233
Commercial loans	16,820	14,952
Consumer loans	5,014	5,636
Securities available for sale and Federal Home Loan Bank Stock	6,563	5,780
Investment securities held to maturity	3,248	3,331
Deposits, Federal funds sold and other short-term investments	257	42
Total interest income	77,913	73,974
Interest expense:
Deposits	4,452	3,821
Borrowed funds	6,426	7,084
Total interest expense	10,878	10,905
Net interest income	67,035	63,069
Provision for loan losses	1,500	1,500
Net interest income after provision for loan losses	65,535	61,569
Non-interest income:
Fees	6,005	6,461
Wealth management income	4,213	4,311
Bank-owned life insurance	1,389	1,332
Net gain on securities transactions	—	96
Other income	858	818
Total non-interest income	12,465	13,018
Non-interest expense:
Compensation and employee benefits	26,848	26,030
Net occupancy expense	6,955	6,434
Data processing expense	3,457	3,245
FDIC insurance	1,099	1,322
Amortization of intangibles	752	1,005
Advertising and promotion expense	857	879
Other operating expenses	6,156	5,963
Total non-interest expense	46,124	44,878
Income before income tax expense	31,876	29,709
Income tax expense	8,368	8,736
Net income	$23,508	$20,973
Basic earnings per share	$0.37	$0.33
Weighted average basic shares outstanding	64,167,376	63,351,093
Diluted earnings per share	$0.37	$0.33
Weighted average diluted shares outstanding	64,369,605	63,519,755

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2017 and 2016 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2017	2016
Net income	$23,508	$20,973
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains arising during the period	771	7,094
Reclassification adjustment for gains included in net income	—	(57)
Total	771	7,037
Unrealized gains (losses) on derivatives	55	(421)
Amortization related to post-retirement obligations	32	99
Total other comprehensive income	858	6,715
Total comprehensive income	$24,366	$27,688
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2017 and 2016 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065
Net income	—	—	20,973	—	—	—	—	—	20,973
Other comprehensive loss, net of tax	—	—	—	6,715	—	—	—	—	6,715
Cash dividends declared	—	—	(11,321)	—	—	—	—	—	(11,321)
Distributions from DDFP	—	30	—	—	—	—	167	(167)	30
Purchases of treasury stock	—	—	—	—	(1,556)	—	—	—	(1,556)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,141)	—	—	—	(1,141)
Shares issued dividend reinvestment plan	—	34	—	—	331	—	—	—	365
Stock option exercises	—	46	—	—	2,275	—	—	—	2,321
Allocation of ESOP shares	—	74	—	—	—	672	—	—	746
Allocation of SAP shares	—	879	—	—	—	—	—	—	879
Allocation of stock options	—	46	—	—	—	—	—	—	46
Balance at March 31, 2016	$832	$1,001,919	$517,365	$4,169	$(269,105)	$(41,058)	$(6,350)	$6,350	$1,214,122
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2017 and 2016 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781
Net income	—	—	23,508	—	—	—	—	—	23,508
Other comprehensive income, net of tax	—	—	—	858	—	—	—	—	858
Cash dividends declared	—	—	(12,629)	—	—	—	—	—	(12,629)
Distributions from DDFP	—	57	—	—	—	—	167	(167)	57
Purchases of treasury stock	—	—	—	—	(443)	—	—	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(703)	—	—	—	(703)
Shares issued dividend reinvestment plan	—	168	—	—	307	—	—	—	475
Stock option exercises	—	(1,015)	—	—	3,523	—	—	—	2,508
Allocation of ESOP shares	—	390	—	—	—	705	—	—	1,095
Allocation of SAP shares	—	541	—	—	—	—	—	—	541
Allocation of stock options	—	44	—	—	—	—	—	—	44
Balance at March 31, 2017	$832	$1,005,962	$561,647	$(2,539)	$(261,537)	$(37,273)	$(5,679)	$5,679	$1,267,092
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2017 and 2016 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$23,508	$20,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,024	3,323
Provision for loan losses	1,500	1,500
Deferred tax expense	2,632	456
Increase in cash surrender value of Bank-owned life insurance	(1,389)	(1,332)
Net amortization of premiums and discounts on securities	2,450	2,401
Accretion of net deferred loan fees	(1,146)	(687)
Amortization of premiums on purchased loans, net	219	198
Net increase in loans originated for sale	(990)	(2,598)
Proceeds from sales of loans originated for sale	89	2,921
Proceeds from sales of foreclosed assets	2,167	1,063
ESOP expense	1,095	746
Allocation of stock award shares	541	723
Allocation of stock options	44	46
Excess tax benefits related to stock-based compensation	1,195	—
Net gain on sale of loans	(89)	(323)
Net gain on securities transactions	—	(96)
Net gain on sale of premises and equipment	—	(4)
Net gain on sale of foreclosed assets	(288)	(26)
Decrease in accrued interest receivable	413	367
Decrease (increase) in other assets	1,425	(2,659)
(Decrease) increase in other liabilities	(12,007)	785
Net cash provided by operating activities	24,393	27,777
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	15,668	11,805
Purchases of investment securities held to maturity	(17,297)	(11,259)
Proceeds from sales of securities	—	2,106
Proceeds from maturities, calls and paydowns of securities available for sale	48,819	40,818
Purchases of securities available for sale	(57,015)	(52,513)
Proceeds from redemption of Federal Home Loan Bank stock	32,311	22,534
Purchases of Federal Home Loan Bank stock	(33,221)	(16,488)
Purchases of loans	—	(28,590)
Net decrease (increase) in loans	5,626	(72,894)
Proceeds from sales of premises and equipment	—	4
Purchases of premises and equipment	(589)	(1,758)
Net cash used in investing activities	(5,698)	(106,235)
Cash flows from financing activities:
Net (decrease) increase in deposits	(23,759)	230,875
Increase in mortgage escrow deposits	1,839	2,291
Cash dividends paid to stockholders	(12,629)	(11,321)
Shares issued through the dividend reinvestment plan	475	365

	Three months ended March 31,
	2017	2016
Purchases of treasury stock	(443)	(1,556)
Purchase of employee restricted shares to fund statutory tax withholding	(703)	(1,141)
Stock options exercised	2,508	2,321
Proceeds from long-term borrowings	70,420	167,858
Payments on long-term borrowings	(91,009)	(206,068)
Net increase (decrease) in short-term borrowings	48,403	(99,281)
Net cash (used in) provided by financing activities	(4,898)	84,343
Net increase in cash and cash equivalents	13,797	5,885
Cash and cash equivalents at beginning of period	144,297	102,226
Cash and cash equivalents at end of period	$158,094	$108,111
Cash paid during the period for:
Interest on deposits and borrowings	$10,944	$10,856
Income taxes	$105	$3,125
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,708	$1,520
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for all of 2017.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2016 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2017			2016
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$23,508			$20,973
Basic earnings per share:
Income available to common stockholders	$23,508	64,167,376	$0.37	$20,973	63,351,093	$0.33
Dilutive shares		202,229			168,662
Diluted earnings per share:
Income available to common stockholders	$23,508	64,369,605	$0.37	$20,973	63,519,755	$0.33
Anti-dilutive stock options and awards at March 31, 2017 and 2016, totaling 427,040 shares and 633,989 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Investment Securities
At March 31, 2017, the Company had $1.05 billion and $489.1 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") on certain investment securities in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of March 31, 2017 totaled 360, compared with 419 at December 31, 2016. All securities with unrealized losses at March 31, 2017 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of March 31, 2017, such securities with unrealized losses do not represent impairments that are other-than-temporary.

Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$7,992	4	—	7,996
Agency obligations	49,088	47	(27)	49,108
Mortgage-backed securities	967,483	6,930	(7,095)	967,318
State and municipal obligations	3,717	74	—	3,791
Corporate obligations	19,013	346	(11)	19,348
Equity securities	397	161	—	558
	$1,047,690	7,562	(7,133)	1,048,119

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Treasury obligations	$7,995	13	—	8,008
Agency obligations	57,123	90	(25)	57,188
Mortgage-backed securities	952,992	7,249	(8,380)	951,861
State and municipal obligations	3,727	19	(3)	3,743
Corporate obligations	19,013	35	(11)	19,037
Equity securities	397	152	—	549
	$1,041,247	7,558	(8,419)	1,040,386
The amortized cost and fair value of securities available for sale at March 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2017
	Amortized cost	Fair value
Due in one year or less	$51,483	51,466
Due after one year through five years	9,452	9,516
Due after five years through ten years	18,875	19,261
Due after ten years	—	—
	$79,810	80,243
Mortgage-backed securities totaling $967.5 million at amortized cost and $967.3 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $558,000 at fair value.
No securities were sold from the securities available for sale portfolio for the three months ended March 31, 2017. For the same period last year, proceeds from sales on securities available for sale totaled $2.1 million resulting in gross gains of $95,000 and no gross losses. Also, there were no calls on securities available for sale for the three months ended March 31, 2017 and March 31, 2016.

The following tables represent the Company’s disclosure regarding securities available for sale with temporary impairment at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$23,046	(27)	—	—	23,046	(27)
Mortgage-backed securities	$547,912	(7,092)	65	(3)	547,977	(7,095)
Corporate obligations	—	—	990	(11)	990	(11)
	$570,958	(7,119)	1,055	(14)	572,013	(7,133)

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	14,000	(25)	—	—	14,000	(25)
Mortgage-backed securities	553,629	(8,377)	65	(3)	553,694	(8,380)
State and municipal obligations	661	(3)	—	—	661	(3)
Corporate obligations	—	—	990	(11)	990	(11)
	$568,290	(8,405)	1,055	(14)	569,345	(8,419)
The temporary loss position associated with certain securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2017, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at March 31, 2017 totaled 90, compared with 87 at December 31, 2016. At March 31, 2017, there were two private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $74,000 and an unrealized loss of $3,000. These private label mortgage-backed securities were investment grade at March 31, 2017.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether OTTI existed during the three months ended March 31, 2017 and 2016. The Company concluded that no OTTI of the securities available for sale portfolio existed for the three months ended March 31, 2017 and 2016.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,656	—	(84)	4,572
Mortgage-backed securities	680	25	—	705
State and municipal obligations	474,677	7,871	(4,031)	478,517
Corporate obligations	9,101	9	(41)	9,069
	$489,114	7,905	(4,156)	492,863

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,306	2	(83)	4,225
Mortgage-backed securities	893	31	—	924
State and municipal obligations	473,653	6,635	(5,436)	474,852
Corporate obligations	9,331	7	(52)	9,286
	$488,183	6,675	(5,571)	489,287
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity portfolio for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, proceeds from calls on certain securities in the held to maturity portfolio totaled $12.8 million, with no gross gains and no gross losses recognized. For the three months ended March 31, 2016, proceeds from calls of certain securities in the held to maturity portfolio totaled $516,000, with gross gains totaling $1,000 and no gross losses recognized.
The amortized cost and fair value of investment securities in the held to maturity portfolio at March 31, 2017 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2017
	Amortized cost	Fair value
Due in one year or less	$22,570	22,609
Due after one year through five years	56,055	56,920
Due after five years through ten years	250,371	254,015
Due after ten years	159,438	158,614
	$488,434	492,158
Mortgage-backed securities totaling $680,000 at amortized cost and $705,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables represent the Company’s disclosure on investment securities held to maturity with temporary impairment at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,823	(84)	—	—	3,823	(84)
State and municipal obligations	133,078	(3,740)	6,995	(291)	140,073	(4,031)
Corporate obligations	5,712	(41)	—	—	5,712	(41)
	$142,613	(3,865)	6,995	(291)	149,608	(4,156)

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,525	(83)	—	—	3,525	(83)
State and municipal obligations	172,152	(5,132)	6,617	(304)	178,769	(5,436)
Corporate obligations	4,697	(52)	—		4,697	(52)
	$180,374	(5,267)	6,617	(304)	186,991	(5,571)

Based upon the review of the held to maturity securities portfolio, the Company believes that as of March 31, 2017, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for OTTI considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of held to maturity securities in an unrealized loss position at March 31, 2017 totaled 270, compared with 332 at December 31, 2016. The decrease in the number of securities in an unrealized loss position at March 31, 2017, was due to a slight decrease in market interest rates from December 31, 2016 and a tightening of spreads in the municipal bond sector. All temporarily impaired investment securities were investment grade at March 31, 2017.
Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Mortgage loans:
Residential	$1,198,009	1,211,672
Commercial	1,966,075	1,978,569
Multi-family	1,399,013	1,402,054
Construction	273,366	264,814
Total mortgage loans	4,836,463	4,857,109
Commercial loans	1,660,290	1,630,444
Consumer loans	502,363	516,755
Total gross loans	6,999,116	7,004,308
Purchased credit-impaired ("PCI") loans	1,280	1,272
Premiums on purchased loans	4,771	4,968
Unearned discounts	(38)	(39)
Net deferred fees	(7,060)	(7,023)
Total loans	$6,998,069	7,003,486
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	March 31, 2017
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$7,175	4,310	10,025	—	21,510	1,176,499	1,198,009
Commercial	2,272	945	7,408	—	10,625	1,955,450	1,966,075
Multi-family	—	—	79	—	79	1,398,934	1,399,013
Construction	—	—	2,517	—	2,517	270,849	273,366
Total mortgage loans	9,447	5,255	20,029	—	34,731	4,801,732	4,836,463
Commercial loans	709	810	17,572	—	19,091	1,641,199	1,660,290
Consumer loans	3,052	993	2,892	—	6,937	495,426	502,363
Total gross loans	$13,208	7,058	40,493	—	60,759	6,938,357	6,999,116

	December 31, 2016
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$5,891	6,563	12,021	—	24,475	1,187,197	1,211,672
Commercial	—	80	7,493	—	7,573	1,970,996	1,978,569
Multi-family	—	—	553	—	553	1,401,501	1,402,054
Construction	—	—	2,517	—	2,517	262,297	264,814
Total mortgage loans	5,891	6,643	22,584	—	35,118	4,821,991	4,857,109
Commercial loans	1,656	357	16,787	—	18,800	1,611,644	1,630,444
Consumer loans	2,561	1,199	3,030	—	6,790	509,965	516,755
Total gross loans	$10,108	8,199	42,401	—	60,708	6,943,600	7,004,308
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $40.5 million and $42.4 million at March 31, 2017 and December 31, 2016, respectively. Included in non-accrual loans were $5.2 million and $7.3 million of loans which were less than 90 days past due at March 31, 2017 and December 31, 2016, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2017 or December 31, 2016.
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
A specific allocation of the allowance for loan losses is established for each collateral dependent impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each quarter end, if a loan is designated as a collateral dependent impaired loan and the third party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses in the recognition of changes in collateral values as a result of this process.
At March 31, 2017, there were 150 impaired loans totaling $53.5 million. Included in this total were 120 TDRs related to 116 borrowers totaling $30.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2017. At December 31, 2016, there were 141 impaired loans totaling $52.0 million. Included in this total were 114 TDRs to 110 borrowers totaling $29.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2016.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	March 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$30,250	20,823	2,408	53,481
Collectively evaluated for impairment	4,806,213	1,639,467	499,955	6,945,635
Total gross loans	$4,836,463	1,660,290	502,363	6,999,116

	December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$29,551	20,255	2,213	52,019
Collectively evaluated for impairment	4,827,558	1,610,189	514,542	6,952,289
Total gross loans	$4,857,109	1,630,444	516,755	7,004,308
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,880	1,050	102	3,032
Collectively evaluated for impairment	27,438	28,736	2,949	59,123
Total gross loans	$29,318	29,786	3,051	62,155

	December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,986	268	80	2,334
Collectively evaluated for impairment	27,640	28,875	3,034	59,549
Total gross loans	$29,626	29,143	3,114	61,883
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
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2017 and 2016, along with their balances immediately prior to the modification date and post-modification as of March 31, 2017 and 2016. There were no loans modified as TDRs during the three months ended March 31, 2016.

	For the three months ended
	March 31, 2017			March 31, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	3	$1,002	$988	—	$—	$—
Total mortgage loans	3	1,002	988	—	—	—
Commercial loans	1	$292	$284	—	$—	$—
Consumer loans	2	240	234	—	—	—
Total restructured loans	6	$1,534	$1,506	—	$—	$—

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the three months ended March 31, 2017 and 2016 exceeded the carrying amounts of such loans. As a result, there were no charge-offs recorded on collateral dependent impaired loans for the three months ended March 31, 2017 and 2016, which are included in the preceding tables. The allowance for loan losses associated with the TDRs presented in the preceding tables for the three months ended March 31, 2017 totaled $158,000 and was included in the allowance for loan losses for loans individually evaluated for impairment.
For the three months ended March 31, 2017, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.30% compared to a rate of 3.61% prior to modification, respectively.
The following table presents loans modified as TDRs within the previous 12 months from March 31, 2017 and 2016, and for which there was a payment default (90 days or more past due) at the quarter ended March 31, 2017 and 2016. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

	March 31, 2017		March 31, 2016
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Construction	—	$—	1	$2,517
Total mortgage loans	—	—	1	2,517
Commercial loans	1	284	4	$6,809
Total restructured loans	1	$284	5	$9,326

PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. As part of the May 30, 2014 acquisition of Team Capital, $5.2 million of the loans acquired were determined to be PCI loans. At the date of acquisition, PCI loans were accounted for at fair value, based upon the then present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $1.3 million at March 31, 2017 and December 31, 2016.
The following table summarizes the changes in the accretable yield for PCI loans during the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$200	$676
Accretion	(49)	(421)
Reclassification from non-accretable discount	21	248
Ending balance	$172	$503

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2017
Balance at beginning of period	$29,626	29,143	3,114	61,883
Provision charged to operations	(130)	1,616	14	1,500
Recoveries of loans previously charged-off	53	458	176	687
Loans charged-off	(231)	(1,431)	(253)	(1,915)
Balance at end of period	$29,318	29,786	3,051	62,155

2016
Balance at beginning of period	$32,094	25,829	3,501	61,424
Provision charged to operations	(1,193)	2,958	(265)	1,500
Recoveries of loans previously charged-off	172	91	316	579
Loans charged-off	(224)	(623)	(465)	(1,312)
Balance at end of period	$30,849	28,255	3,087	62,191

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	March 31, 2017					December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$10,700	8,229	—	8,270	113	10,691	7,881	—	8,027	484
Commercial	4,600	4,472	—	4,606	—	1,556	1,556	—	1,586	40
Construction	2,553	2,517	—	2,517	—	2,553	2,517	—	2,514	—
Total	17,853	15,218	—	15,393	113	14,800	11,954	—	12,127	524
Commercial loans	18,191	13,861	—	16,130	76	21,830	18,874	—	13,818	259
Consumer loans	1,474	959	—	971	12	1,493	981	—	1,026	59
Total impaired loans	$37,518	30,038	—	32,494	201	38,123	31,809	—	26,971	842

Loans with an allowance recorded
Mortgage loans:
Residential	$15,021	13,950	1,728	14,008	130	14,169	13,520	1,716	13,705	519
Commercial	1,082	1,082	152	1,085	13	4,138	4,077	270	4,111	55
Construction	—	—	—	—	—	—	—	—	—	—
Total	16,103	15,032	1,880	15,093	143	18,307	17,597	1,986	17,816	574
Commercial loans	7,032	6,962	1,050	7,002	28	1,381	1,381	268	5,956	4
Consumer loans	1,460	1,449	102	1,459	19	1,242	1,232	80	1,259	66
Total impaired loans	$24,595	23,443	3,032	23,554	190	20,930	20,210	2,334	25,031	644

Total impaired loans
Mortgage loans:
Residential	$25,721	22,179	1,728	22,278	243	24,860	21,401	1,716	21,732	1,003
Commercial	5,682	5,554	152	5,691	13	5,694	5,633	270	5,697	95
Construction	2,553	2,517	—	2,517	—	2,553	2,517	—	2,514	—
Total	33,956	30,250	1,880	30,486	256	33,107	29,551	1,986	29,943	1,098
Commercial loans	25,223	20,823	1,050	23,132	104	23,211	20,255	268	19,774	263
Consumer loans	2,934	2,408	102	2,430	31	2,735	2,213	80	2,285	125
Total impaired loans	$62,113	53,481	3,032	56,048	391	59,053	52,019	2,334	52,002	1,486
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $3.0 million at March 31, 2017 and $2.3 million at December 31, 2016. At March 31, 2017 and December 31, 2016, impaired loans for which there was no related allowance for loan losses totaled $30.0 million and $31.8 million, respectively. The average balance of impaired loans for the three months ended March 31, 2017 was $56.0 million.
The Company utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Administration Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party. Reports by the independent third-party are presented directly to the Audit Committee of the Board of Directors.
Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At March 31, 2017
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,310	24,492	557	—	29,359	30,538	993	60,890
Substandard	10,025	25,276	604	2,517	38,422	40,612	2,892	81,926
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	14,335	49,768	1,161	2,517	67,781	71,150	3,885	142,816
Pass/Watch	1,183,674	1,916,307	1,397,852	270,849	4,768,682	1,589,140	498,478	6,856,300
Total	$1,198,009	1,966,075	1,399,013	273,366	4,836,463	1,660,290	502,363	6,999,116

	At December 31, 2016
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$6,563	25,329	563	—	32,455	14,840	1,242	48,537
Substandard	12,021	23,011	553	2,517	38,102	47,255	2,940	88,297
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	18,584	48,340	1,116	2,517	70,557	62,095	4,182	136,834
Pass/Watch	1,193,088	1,930,229	1,400,938	262,297	4,786,552	1,568,349	512,573	6,867,474
Total	$1,211,672	1,978,569	1,402,054	264,814	4,857,109	1,630,444	516,755	7,004,308
Note 4. Deposits
Deposits at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Savings	$1,115,328	1,099,020
Money market	1,537,905	1,582,750
NOW	1,850,577	1,871,298
Non-interest bearing	1,346,687	1,349,378
Certificates of deposit	679,373	651,183
Total deposits	$6,529,870	6,553,629
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
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2017 and 2016 includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post- retirement benefits
	2017	2016	2017	2016
Service cost	$—	—	26	38
Interest cost	307	312	218	284
Expected return on plan assets	(638)	(612)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss (gain)	230	236	(169)	—
Net periodic benefit (increase) cost	$(101)	(64)	75	322
In its consolidated financial statements for the year ended December 31, 2016, the Company previously disclosed that it does not expect to contribute to the pension plan in 2017. As of March 31, 2017, no contributions have been made to the pension plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2017 were calculated using the actual January 1, 2017 pension and other post-retirement benefits valuations.
Note 6. Impact of Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” this ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU is fiscal years beginning after Dec. 15, 2018, including interim period within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU No. 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test. Under ASU 2017-04, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities, except equity method investments, to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” ; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues will not be affected. The Company is currently evaluating the impact that the guidance will have on the Company's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2017 and December 31, 2016.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2017 and December 31, 2016.
Collateral Dependent Impaired Loans
For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 5% and 10%. The Company classifies these loans as Level 3 within the fair value hierarchy.
Foreclosed Assets
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated selling costs, which range between 5% and 10%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
There were no changes to the valuation techniques for fair value measurements as of March 31, 2017 and December 31, 2016.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$7,996	7,996	—	—
Agency obligations	49,108	49,108	—	—
Mortgage-backed securities	967,318	—	967,318	—
State and municipal obligations	3,791	—	3,791	—
Corporate obligations	19,348	—	19,348	—
Equity securities	558	558	—	—
Total securities available for sale	1,048,119	57,662	990,457	—
Derivative assets	7,429	—	7,429	—
	$1,055,548	57,662	997,886	—

Derivative liabilities	$6,872	—	6,872	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$13,082	—	—	13,082
Foreclosed assets	7,684	—	—	7,684
	$20,766	—	—	20,766

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
US Treasury obligations	$8,008	8,008	—	—
Agency obligations	57,188	57,188	—	—
Mortgage-backed securities	951,861	—	951,861	—
State and municipal obligations	3,743	—	3,743	—
Corporate obligations	19,037	—	19,037	—
Equity securities	549	549	—	—
Total securities available for sale	$1,040,386	65,745	974,641	—
Derivative assets	7,441	—	7,441	—
	$1,047,827	65,745	982,082	—

Derivative liabilities	$6,750	—	6,750	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,001	—	—	11,001
Foreclosed assets	7,991	—	—	7,991
	$18,992	—	—	18,992
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2017.

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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2017 and December 31, 2016. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2017 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$158,094	158,094	158,094	—	—
Securities available for sale:
US Treasury obligations	7,996	7,996	7,996	—	—
Agency obligations	49,108	49,108	49,108	—	—
Mortgage-backed securities	967,318	967,318	—	967,318	—
State and municipal obligations	3,791	3,791	—	3,791	—
Corporate obligations	19,348	19,348	—	19,348	—
Equity securities	558	558	558	—	—
Total securities available for sale	$1,048,119	1,048,119	57,662	990,457	—
Investment securities held to maturity:
Agency obligations	4,656	4,572	4,572	—	—
Mortgage-backed securities	680	705	—	705	—
State and municipal obligations	474,677	478,517	—	478,517	—
Corporate obligations	9,101	9,069	—	9,069	—
Total securities held to maturity	$489,114	492,863	4,572	488,291	—
FHLBNY stock	76,636	76,636	76,636	—	—
Loans, net of allowance for loan losses	6,935,914	6,915,009	—	—	6,915,009
Derivative assets	7,429	7,429	—	7,429	—

Financial liabilities:
Deposits other than certificates of deposits	$5,850,497	5,850,497	5,850,497	—	—
Certificates of deposit	679,373	681,891	—	681,891	—
Total deposits	$6,529,870	6,532,388	5,850,497	681,891	—
Borrowings	1,640,559	1,643,088	—	1,643,088	—
Derivative liabilities	6,872	6,872	—	6,872	—

		Fair Value Measurements at December 31, 2016 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$144,297	144,297	144,297	—	—
Securities available for sale:
US Treasury obligations	8,008	8,008	8,008	—	—
Agency obligations	57,188	57,188	57,188	—	—
Mortgage-backed securities	951,861	951,861	—	951,861	—
State and municipal obligations	3,743	3,743	—	3,743	—
Corporate obligations	19,037	19,037	—	19,037	—
Equity securities	549	549	549	—	—
Total securities available for sale	$1,040,386	1,040,386	65,745	974,641	—
Investment securities held to maturity:
Agency obligations	$4,306	4,225	4,225	—	—
Mortgage-backed securities	893	924	—	924	—
State and municipal obligations	473,653	474,852	—	474,852	—
Corporate obligations	9,331	9,286	—	9,286	—
Total securities held to maturity	$488,183	489,287	4,225	485,062	—
FHLBNY stock	75,726	75,726	75,726	—	—
Loans, net of allowance for loan losses	6,941,603	6,924,440	—	—	6,924,440
Derivative assets	7,441	7,441	—	7,441	—

Financial liabilities:
Deposits other than certificates of deposits	$5,902,446	5,902,446	5,902,446	—	—
Certificates of deposit	651,183	653,772	—	653,772	—
Total deposits	$6,553,629	6,556,218	5,902,446	653,772	—
Borrowings	1,612,745	1,617,023	—	1,617,023	—
Derivative liabilities	6,750	6,750	—	6,750	—

Note 8. Other Comprehensive Income
The following table presents the components of other comprehensive income both gross and net of tax, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains arising during the period	$1,287	(516)	771	11,856	(4,762)	7,094
Reclassification adjustment for gains included in net income	—	—	—	(96)	39	(57)
Total	1,287	(516)	771	11,760	(4,723)	7,037
Unrealized gains (losses) on derivatives (cash flow hedges)	92	(37)	55	(704)	283	(421)
Amortization related to post-retirement obligations	53	(21)	32	165	(66)	99
Total other comprehensive income	$1,432	(574)	858	11,221	(4,506)	6,715
The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2017 and 2016 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component, net of tax for the three months ended March 31,
	2017				2016
	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income	Unrealized Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income
Balance at December 31,	$(510)	(3,056)	169	(3,397)	3,951	(6,424)	(73)	(2,546)
Current period other comprehensive income	771	32	55	858	7,037	99	(421)	6,715
Balance at March 31,	$261	(3,024)	224	(2,539)	10,988	(6,325)	(494)	4,169

The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three months ended March 31, 2017 and 2016 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2017	2016
Details of AOCI:
Securities available for sale:
Realized net losses on the sale of securities available for sale	$—	96	Net gain on securities transactions
	—	(39)	Income tax expense
	—	57	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	61	236	Compensation and employee benefits (1)
	(24)	(95)	Income tax expense
	37	141	Net of tax
Total reclassifications	$37	198	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualifying commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's property financed by the Company. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2017 and December 31, 2016, the Company had 40 and 36 interest rate swaps with an aggregate notional amount of $629.1 million and $582.2 million, respectively, related to this program. The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements; therefore, they are not used to manage interest rate risk in the Company's assets or liabilities.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $81,000 will be reclassified as an increase to interest expense. As of March 31, 2017, the Company had one outstanding interest rate derivative with a notional amount of $40.0 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016 (in thousands):

	At March 31, 2017
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$7,053	Other liabilities	$6,872
Credit contracts	Other assets	2	Other liabilities	—
Total derivatives not designated as a hedging instrument		$7,055		$6,872

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$374	Other liabilities	$—
Total derivatives designated as a hedging instrument		$374		$—

	At December 31, 2016
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$7,156	Other liabilities	$6,750
Credit contracts	Other assets	3	Other liabilities	—
Total derivatives not designated as a hedging instrument		$7,159		$6,750

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$282	Other liabilities	$—
Total derivatives designated as a hedging instrument		$282		$—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2017 and 2016 (in thousands).

		Gain (loss) recognized in Income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2017	March 31, 2016
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(226)	$(540)
Credit contracts	Other income	1	104
Total		$(225)	$(436)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(57)	$(145)
Total		$(57)	$(145)

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
As of March 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest, was $746,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1.3 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
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
Management's evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency and collateral values. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.
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
Management may, based upon its qualitative assessment, or at its option, perform the two-step process to evaluate the potential impairment of goodwill. If, based upon Step 1, the fair value of the Reporting Unit exceeds its carrying amount, goodwill of the Reporting Unit is considered not impaired. However, if the carrying amount of the Reporting Unit exceeds its fair value, an additional test must be performed. The second step test compares the implied fair value of the Reporting Unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
The Company completed its annual goodwill impairment test as of September 30, 2016. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three months ended March 31, 2017 and 2016.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at March 31, 2017 and December 31, 2016.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND DECEMBER 31, 2016
Total assets increased $9.2 million to $9.51 billion at March 31, 2017, from $9.50 billion at December 31, 2016, primarily due to a $13.8 million increase in cash and cash equivalents and a $9.6 million increase in total investments, partially offset by a $6.0 million decrease in other assets, a $5.4 million decrease in total loans and a $2.0 million decrease in banking, premises and equipment.
Total loans decreased $5.4 million to $7.00 billion at March 31, 2017. The loan portfolio had net decreases of $14.4 million in consumer loans, $13.7 million in residential mortgage loans, $12.5 million in commercial mortgage loans and $3.0 million in multi-family mortgage loans, partially offset by net increases of $29.8 million in commercial loans and $8.6 million in construction loans. Loan originations totaled $724.5 million for the three months ended March 31, 2017. Commercial real estate, commercial and construction loans represented 75.7% of the loan portfolio at March 31, 2017, compared to 75.3% at December 31, 2016.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $279.2 million and $195.3 million, respectively, at March 31, 2017. No SNCs were 90 days or more delinquent at March 31, 2017.
The Company had outstanding junior lien mortgages totaling $220.5 million at March 31, 2017. Of this total, 29 loans totaling $1.8 million were 90 days or more delinquent. These loans were allocated total loss reserves of $361,000.

The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Mortgage loans:
Residential	$10,025	12,021
Commercial	7,408	7,493
Multi-family	79	553
Construction	2,517	2,517
Total mortgage loans	20,029	22,584
Commercial loans	17,572	16,787
Consumer loans	2,892	3,030
Total non-performing/non-accrual loans	40,493	42,401
Total non-performing/accruing loans - 90 days or more delinquent	—	—
Total non-performing loans	40,493	42,401
Foreclosed assets	7,684	7,991
Total non-performing assets	$48,177	50,392
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Mortgage loans:
Residential	$4,310	6,563
Commercial	945	80
Multi-family	—	—
Total mortgage loans	5,255	6,643
Commercial loans	810	357
Consumer loans	993	1,199
Total 60-89 day delinquent loans	$7,058	8,199
At March 31, 2017, the allowance for loan losses totaled $62.2 million, or 0.89% of total loans, compared with $61.9 million, or 0.88% of total loans at December 31, 2016. Total non-performing loans were $40.5 million, or 0.58% of total loans at March 31, 2017, compared to $42.4 million, or 0.61% of total loans at December 31, 2016. The $1.9 million decrease in non-performing loans at March 31, 2017, compared with the trailing quarter, was due to a $2.0 million decrease in non-performing residential mortgage loans, a $474,000 decrease in non-performing multi-family loans, a $138,000 decrease in non-performing consumer loans and an $85,000 decrease in non-performing commercial mortgage loans, partially offset by a $785,000 increase in non-performing commercial loans. Non-performing loans do not include $1.3 million of purchased credit impaired ("PCI") loans acquired from Team Capital.
At March 31, 2017 and December 31, 2016, the Company held $7.7 million and $8.0 million of foreclosed assets, respectively. During the three months ended March 31, 2017, there were six additions to foreclosed assets with a carrying value of $1.7 million and ten properties sold with a carrying value of $1.9 million. Foreclosed assets at March 31, 2017 consisted of $4.1 million of commercial real estate and $3.6 million of residential real estate.
Non-performing assets totaled $48.2 million, or 0.51% of total assets at March 31, 2017, compared to $50.4 million, or 0.53% of total assets at December 31, 2016.
Total investments increased $9.6 million to $1.61 billion at March 31, 2017, from $1.60 billion at December 31, 2016, largely due to purchases of mortgage-backed and municipal securities, and an increase in unrealized gains on securities available for sale, partially offset by principal repayments on mortgage-backed securities, maturities of municipal and agency bonds and sales of certain mortgage-backed securities.
Total deposits decreased $23.8 million during the three months ended March 31, 2017, to $6.53 billion, from $6.55 billion at December 31, 2016. Total core deposits, which consist of savings and demand deposit accounts, decreased $51.9 million to $5.85 billion at March 31, 2017, from $5.90 billion at December 31, 2016, while time deposits increased $28.2 million to $679.4 million at March 31, 2017, from $651.2 million at December 31, 2016. The decrease in core deposits was largely attributable to a $44.8 million decrease in money market deposits, a $20.7 million decrease in interest bearing demand deposits and a $2.7 million decrease in non-interest bearing demand deposits, partially offset by a $16.3 million increase in savings deposits. Core deposits represented 89.6% of total deposits at March 31, 2017, compared to 90.1% at December 31, 2016.
Borrowed funds increased $27.8 million, or 1.7%, during the three months ended March 31, 2017, to $1.64 billion, as wholesale funding replaced net outflows of deposits for the period. Borrowed funds represented 17.3% of total assets at March 31, 2017, an increase from 17.0% at December 31, 2016.
Stockholders’ equity increased $15.3 million, or 1.2% for the three months ended March 31, 2017, to $1.27 billion, primarily due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. For the three months ended March 31, 2017, common stock repurchases totaled 42,155 shares at an average cost of $27.19, in connection with withholding to cover income taxes on the vesting of stock-based compensation. At March 31, 2017, 3.1 million shares remained eligible for repurchase under the current authorization.
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
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule became effective January 1, 2015. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage capital ratio at 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The Company exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer,” which when fully phased-in will consist of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer was effective on January 1, 2016, with a 0.625% requirement in that year, and will continue to be phased in through January 1, 2019, when the full capital requirement will be effective. For 2017, the capital conservation buffer requirement is 1.25%.

As of March 31, 2017, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2017
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$362,636	4.000%	$362,636	4.000%	$784,359	8.652%
Common equity Tier 1 risk-based capital	319,863	4.500	408,714	5.750	784,359	11.035
Tier 1 risk-based capital	426,484	6.000	515,335	7.250	784,359	11.035
Total risk-based capital	568,646	8.000	657,496	9.250	846,666	11.911

Company:
Tier 1 leverage capital	$347,442	4.000%	$347,442	4.000%	$848,383	9.767%
Common equity Tier 1 risk-based capital	319,795	4.500	408,627	5.750	848,383	11.938
Tier 1 risk-based capital	426,394	6.000	515,226	7.250	848,383	11.938
Total risk-based capital	568,525	8.000	657,357	9.250	910,538	12.813
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
General. The Company reported net income of $23.5 million, or $0.37 per basic and diluted share for the three months ended March 31, 2017, compared to net income of $21.0 million, or $0.33 per basic and diluted share for the three months ended March 31, 2016.
Results of operations for the three months ended March 31, 2017 were favorably impacted by growth in average loans outstanding, and growth in average core deposits. In addition, new accounting guidance for share-based transactions, which the Company adopted in the third quarter of 2016, resulted in a $1.2 million reduction of income tax expense in the quarter.
Net Interest Income. Total net interest income increased $4.0 million to $67.0 million for the quarter ended March 31, 2017, from $63.1 million for the quarter ended March 31, 2016. Interest income for the quarter ended March 31, 2017 increased $3.9 million to $77.9 million, from $74.0 million for the same period in 2016. Interest expense decreased $27,000 to $10.9 million for the quarter ended March 31, 2017, from $10.9 million for the quarter ended March 31, 2016. The improvement in net interest income was due to growth in average loans outstanding resulting from organic originations and increases in average core deposits and average non-interest bearing demand deposits. The growth in average core deposits mitigated the Company's need to utilize higher-cost sources to fund loan growth.
The net interest margin was 3.11% for the quarter ended March 31, 2017, which remained unchanged from the quarter ended March 31, 2016. The weighted average yield on interest-earning assets decreased three basis points to 3.63% for the quarter ended March 31, 2017, compared with 3.66% for the quarter ended March 31, 2016, while the weighted average cost of interest-bearing liabilities decreased three basis points to 0.65% for the quarter ended March 31, 2017, compared to 0.68% for the same quarter in 2016. Average non-interest bearing demand deposits totaled $1.33 billion for the quarter ended March 31, 2017, compared with $1.19 billion for the quarter ended March 31, 2016. The weighted average cost of total deposits, including non-interest bearing deposits, for the quarter ended March 31, 2017 was 0.28%, compared with 0.26% for the same period last year. The average cost of borrowed funds for the quarter ended March 31, 2017 was 1.63%, compared with 1.71% for the same period last year.
Interest income on loans secured by real estate increased $1.8 million to $46.0 million for the three months ended March 31, 2017, from $44.2 million for the three months ended March 31, 2016. Commercial loan interest income increased $1.9 million to $16.8 million for the three months ended March 31, 2017, from $15.0 million for the three months ended March 31, 2016. Consumer loan interest income decreased $622,000 to $5.0 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. For the three months ended March 31, 2017, the average balance of total loans increased $416.9 million to $6.92 billion, from $6.50 billion for the same period in 2016. The average loan yield for the three months ended March 31, 2017 decreased four basis points to 3.93%, from 3.97% for the same period in 2016.

Interest income on investment securities held to maturity decreased $83,000, to $3.2 million for the quarter ended March 31, 2017, compared to the same period last year. Average investment securities held to maturity increased $12.1 million to $486.2 million for the quarter ended March 31, 2017, from $474.1 million for the same period last year.
Interest income on securities available for sale and FHLBNY stock increased $783,000 to $6.6 million for the quarter ended March 31, 2017, from $5.8 million for the quarter ended March 31, 2016. The average balance of securities available for sale and FHLBNY stock increased $80.3 million to $1.12 billion for the three months ended March 31, 2017, compared to the same period in 2016.
The average yield on total securities increased to 2.40% for the three months ended March 31, 2017, compared with 2.36% for the same period in 2016.
For the three months ended March 31, 2017, interest expense on deposit accounts increased $631,000 to $4.5 million, from $3.8 million for the same period last year. The average cost of interest bearing deposits increased to 0.35% for the three months ended March 31, 2017, from 0.32% for three months ended March 31, 2016. The average balance of interest bearing core deposits for the quarter ended March 31, 2017 increased $517.9 million to $4.56 billion, from $4.04 billion for the same period in 2016. Average time deposit account balances decreased $109.8 million, to $664.5 million for the quarter ended March 31, 2017, from $774.2 million for the quarter ended March 31, 2016.
Interest expense on borrowed funds decreased $658,000 to $6.4 million for the quarter ended March 31, 2017, from $7.1 million for the quarter ended March 31, 2016. The average cost of borrowings decreased to 1.63% for the three months ended March 31, 2017, from 1.71% for the three months ended March 31, 2016. Average borrowings decreased $67.3 million, or 4.0%, to $1.60 billion for the quarter ended March 31, 2017, from $1.67 billion for the quarter ended March 31, 2016.
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
The Company recorded a provision for loan losses of $1.5 million for the three months ended March 31, 2017, consistent with the provision recorded for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company had net charge-offs of $1.2 million, compared with net charge-offs of $734,000 for the same period in 2016. At March 31, 2017, the Company’s allowance for loan losses was $62.2 million, or 0.89% of total loans, compared with $61.9 million, or 0.88% of total loans at December 31, 2016.
Non-Interest Income. Non-interest income totaled $12.5 million for the quarter ended March 31, 2017, a decrease of $553,000, or 4.2%, compared to the same period in 2016. Fee income decreased $456,000 to $6.0 million for the three months ended March 31, 2017, compared to $6.5 million for the same period in 2016, largely due to a $475,000 decrease in commercial loan prepayment fee income and a $352,000 decrease in debit card revenue, partially offset by increases in deposit and loan related fee income of $201,000 and $125,000, respectively. Also contributing to the decrease in non-interest income, wealth management income decreased $98,000 to $4.2 million for the three months ended March 31, 2017, compared to $4.3 million for the same period in 2016. The decrease in wealth management income was primarily due to a reduction in income associated with the licensing of indices to exchange traded fund providers. Net gains on securities transactions decreased $96,000 for the three months ended March 31, 2017, compared to the same period in 2016. Other non-interest income increased $40,000 to $858,000 for the three months ended March 31, 2017, compared to $818,000 for the same period in 2016, primarily due to a $524,000 increase in net fees on loan-level interest rate swap transactions, partially offset by a $234,000 decrease in net gains on loan sales and a $204,000 decrease related to a gain on sale of deposits from a strategic branch divestiture recognized in the quarter ended March 31, 2016.
Non-Interest Expense. For the three months ended March 31, 2017, non-interest expense increased $1.2 million to $46.1 million, compared to the three months ended March 31, 2016. Compensation and benefits expense increased $818,000 to $26.8 million for the three months ended March 31, 2017, compared to $26.0 million for the same period in 2016. This increase was principally due to additional salary expense related to annual merit increases, an increase in the accrual for incentive compensation and an increase in stock-based compensation, partially offset by a decrease in retirement benefit costs. Net occupancy costs increased $521,000, to $7.0 million for three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in seasonal expenses and increases in facilities and equipment maintenance costs. In addition, data processing expenses increased $212,000 to $3.5 million for the three months ended March 31, 2017, compared to $3.2 million for the three months ended March 31, 2016, largely due to increases in telecommunication costs and software maintenance expense. Partially offsetting these increases in non-interest expense, the amortization of intangibles decreased $253,000 for the three months ended March 31, 2017, compared with the same period in 2016, as a result of scheduled reductions in amortization. Additionally, FDIC insurance expense decreased $223,000 to $1.1 million for three months ended March 31, 2017, compared to $1.3 million for the same period in 2016. This decrease was due to the FDIC's reduction of assessment rates for depository institutions with less than $10.0 billion in assets, effective for the quarter ended September 30, 2016. The decrease in the FDIC assessment rate was partially offset by an increase in the Company's total assets subject to assessment.
Income Tax Expense. For the three months ended March 31, 2017, the Company’s income tax expense was $8.4 million compared with $8.7 million for the three months ended March 31, 2016. The Company’s effective tax rate was 26.3% for the three months ended March 31, 2017, compared with 29.4% for the three months ended March 31, 2016. Income tax expense and the effective tax rate for the three months ended March 31, 2017 were both favorably impacted by discrete excess tax benefits related to stock-based compensation. The Company adopted Accounting Standards Update ("ASU”) No. 2016-09, "Compensation - Stock Compensation (Topic 718)" in the third quarter of 2016. Under the new guidance, all excess tax benefits and tax deficiencies associated with share-based compensation are recognized as income tax expense or benefit in the income statement. For the quarter ended March 31, 2017, the application of this new guidance resulted in a $1.2 million decrease in income tax expense.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2017 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$264,983	$(11,401)	(4.1)%
Static	276,384	—	—
+100	273,938	(2,446)	(0.9)
+200	271,504	(4,880)	(1.8)
+300	269,879	(6,505)	(2.4)
The preceding table indicates that, as of March 31, 2017, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 2.4%, or $6.5 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 4.1%, or $11.4 million over the same period.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2017 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,478,164	$85,435	6.1%	15.2%	4.9%
Flat	1,392,729	—	—	14.4	—
+100	1,346,792	(45,937)	(3.3)	14.1	(2.5)
+200	1,293,355	(99,374)	(7.1)	13.6	(5.6)
+300	1,245,365	(147,364)	(10.6)	13.2	(8.4)
The preceding table indicates that as of March 31, 2017, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 10.6%, or $147.4 million. If rates were to decrease 100 basis points, the model forecasts a 6.1%, or $85.4 million, increase in the present value of equity.
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
The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operation.

Item 1A.	Risk Factors
There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
January 1, 2017 through January 31, 2017	12,070	$28.43	12,070	3,179,546
February 1, 2017 through February 28, 2017	30,085	26.70	30,085	3,149,461
March 1, 2017 through March 31, 2017	—	—	—	3,149,461
Total	42,155	$27.19	42,155

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

101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-Q Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2017	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2017	By:	/s/ Frank S. Muzio
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
101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document