Form 10-Q
period 2017-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2017-11-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2017 there were 83,209,293 shares issued and 66,773,464 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 296,049 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2017 (Unaudited) and December 31, 2016
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$97,298	$92,508
Short-term investments	51,485	51,789
Total cash and cash equivalents	148,783	144,297
Securities available for sale, at fair value	1,028,305	1,040,386
Investment securities held to maturity (fair value of $490,425 at September 30, 2017 (unaudited) and $489,287 at December 31, 2016)	481,845	488,183
Federal Home Loan Bank stock	70,896	75,726
Loans	7,028,052	7,003,486
Less allowance for loan losses	60,276	61,883
Net loans	6,967,776	6,941,603
Foreclosed assets, net	5,703	7,991
Banking premises and equipment, net	78,567	84,092
Accrued interest receivable	27,398	27,082
Intangible assets	420,877	422,937
Bank-owned life insurance	188,123	188,527
Other assets	76,873	79,641
Total assets	$9,495,146	$9,500,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,880,133	$4,803,426
Savings deposits	1,083,215	1,099,020
Certificates of deposit of $100,000 or more	296,172	290,295
Other time deposits	331,696	360,888
Total deposits	6,591,216	6,553,629
Mortgage escrow deposits	25,186	24,452
Borrowed funds	1,525,560	1,612,745
Other liabilities	53,012	57,858
Total liabilities	8,194,974	8,248,684
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,467,819 shares outstanding at September 30, 2017 and 66,082,283 outstanding at December 31, 2016	832	832
Additional paid-in capital	1,010,247	1,005,777
Retained earnings	586,575	550,768
Accumulated other comprehensive loss	(708)	(3,397)
Treasury stock	(260,910)	(264,221)
Unallocated common stock held by the Employee Stock Ownership Plan	(35,864)	(37,978)
Common stock acquired by the Directors’ Deferred Fee Plan	(5,343)	(5,846)
Deferred compensation – Directors’ Deferred Fee Plan	5,343	5,846
Total stockholders’ equity	1,300,172	1,251,781
Total liabilities and stockholders’ equity	$9,495,146	$9,500,465
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2017 and 2016 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income:
Real estate secured loans	$47,692	$45,262	$140,712	$134,411
Commercial loans	18,964	16,093	53,884	46,419
Consumer loans	5,083	5,627	15,293	16,657
Securities available for sale and Federal Home Loan Bank Stock	6,540	5,576	19,651	17,074
Investment securities held to maturity	3,272	3,349	9,812	10,011
Deposits, Federal funds sold and other short-term investments	343	138	898	252
Total interest income	81,894	76,045	240,250	224,824
Interest expense:
Deposits	4,988	4,441	14,093	12,397
Borrowed funds	6,694	6,633	19,855	20,477
Total interest expense	11,682	11,074	33,948	32,874
Net interest income	70,212	64,971	206,302	191,950
Provision for loan losses	500	1,000	3,700	4,200
Net interest income after provision for loan losses	69,712	63,971	202,602	187,750
Non-interest income:
Fees	7,680	6,137	20,940	19,309
Wealth management income	4,592	4,262	13,314	13,084
Bank-owned life insurance	1,353	1,382	5,291	4,083
Net gain (loss) on securities transactions	36	(43)	47	54
Other income	1,451	2,328	2,804	4,378
Total non-interest income	15,112	14,066	42,396	40,908
Non-interest expense:
Compensation and employee benefits	27,328	26,725	81,086	78,496
Net occupancy expense	6,105	6,227	19,255	18,729
Data processing expense	3,314	3,328	10,302	9,845
FDIC insurance	967	1,117	3,065	3,732
Amortization of intangibles	632	767	2,079	2,628
Advertising and promotion expense	907	787	2,709	2,567
Other operating expenses	7,027	6,899	21,248	20,628
Total non-interest expense	46,280	45,850	139,744	136,625
Income before income tax expense	38,544	32,187	105,254	92,033
Income tax expense	11,969	9,281	30,788	26,798
Net income	$26,575	$22,906	$74,466	$65,235
Basic earnings per share	$0.41	$0.36	$1.16	$1.03
Weighted average basic shares outstanding	64,454,684	63,728,393	64,327,640	63,545,065
Diluted earnings per share	$0.41	$0.36	$1.15	$1.02
Weighted average diluted shares outstanding	64,645,278	63,934,886	64,519,710	63,727,723

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2017 and 2016 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$26,575	$22,906	$74,466	$65,235
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period	479	(1,541)	2,478	8,533
Reclassification adjustment for gains included in net income	—	26	—	(32)
Total	479	(1,515)	2,478	8,501
Unrealized gains (losses) on derivatives	54	230	106	(361)
Amortization related to post-retirement obligations	36	141	105	380
Total other comprehensive income (loss)	569	(1,144)	2,689	8,520
Total comprehensive income	$27,144	$21,762	$77,155	$73,755
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2017 and 2016 (Unaudited)
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2017 and 2016 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781
Net income	—	—	74,466	—	—	—	—	—	74,466
Other comprehensive income, net of tax	—	—	—	2,689	—	—	—	—	2,689
Cash dividends declared	—	—	(38,659)	—	—	—	—	—	(38,659)
Distributions from DDFP	—	172	—	—	—	—	503	(503)	172
Purchases of treasury stock	—	—	—	—	(443)	—	—	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(726)	—	—	—	(726)
Shares issued dividend reinvestment plan	—	417	—	—	922	—	—	—	1,339
Stock option exercises	—	(1,024)	—	—	3,558	—	—	—	2,534
Allocation of ESOP shares	—	1,053	—	—	—	2,114	—	—	3,167
Allocation of SAP shares	—	3,702	—	—	—	—	—	—	3,702
Allocation of stock options	—	150	—	—	—	—	—	—	150
Balance at September 30, 2017	$832	$1,010,247	$586,575	$(708)	$(260,910)	$(35,864)	$(5,343)	$5,343	$1,300,172
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2017 and 2016 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$74,466	$65,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	8,864	9,711
Provision for loan losses	3,700	4,200
Deferred tax expense	640	323
Income on Bank-owned life insurance	(5,291)	(4,083)
Net amortization of premiums and discounts on securities	7,504	7,908
Accretion of net deferred loan fees	(3,673)	(2,500)
Amortization of premiums on purchased loans, net	800	936
Net increase in loans originated for sale	(18,386)	(32,734)
Proceeds from sales of loans originated for sale	19,149	34,709
Proceeds from sales and paydowns of foreclosed assets	4,883	3,717
ESOP expense	3,167	2,341
Allocation of stock award shares	3,702	2,982
Allocation of stock options	150	131
Net gain on sale of loans	(763)	(1,975)
Net gain on securities transactions	(47)	(54)
Net gain on sale of premises and equipment	(8)	(14)
Net gain on sale of foreclosed assets	(768)	(652)
(Increase) decrease in accrued interest receivable	(316)	461
Increase in other assets	(2,407)	(17,108)
(Decrease) increase in other liabilities	(4,846)	10,942
Net cash provided by operating activities	90,520	84,476
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	42,382	49,245
Purchases of investment securities held to maturity	(38,074)	(54,059)
Proceeds from sales of securities	—	3,401
Proceeds from maturities, calls and paydowns of securities available for sale	160,436	146,958
Purchases of securities available for sale	(149,647)	(209,666)
Proceeds from redemption of Federal Home Loan Bank stock	96,040	46,757
Purchases of Federal Home Loan Bank stock	(91,210)	(39,595)
Death benefit proceeds from bank-owned life insurance	4,428	—
Purchases of loans	—	(28,590)
Net increase in loans	(23,888)	(325,838)
Proceeds from sales of premises and equipment	8	14
Purchases of premises and equipment	(1,690)	(3,757)
Net cash used in investing activities	(1,215)	(415,130)
Cash flows from financing activities:
Net increase in deposits	37,587	603,511
Increase in mortgage escrow deposits	734	940
Cash dividends paid to stockholders	(38,659)	(35,141)
Shares issued through the dividend reinvestment plan	1,339	1,176

	Nine months ended September 30,
	2017	2016
Purchases of treasury stock	(443)	(1,557)
Purchase of employee restricted shares to fund statutory tax withholding	(726)	(1,161)
Stock options exercised	2,534	5,598
Proceeds from long-term borrowings	248,220	291,653
Payments on long-term borrowings	(345,387)	(395,405)
Net increase (decrease) in short-term borrowings	9,982	(81,512)
Net cash (used in) provided by financing activities	(84,819)	388,102
Net increase in cash and cash equivalents	4,486	57,448
Cash and cash equivalents at beginning of period	144,297	102,226
Cash and cash equivalents at end of period	$148,783	$159,674
Cash paid during the period for:
Interest on deposits and borrowings	$34,127	$33,088
Income taxes	$27,411	$25,546
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$2,195	$3,081
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for all of 2017.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2017			2016
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$26,575			$22,906
Basic earnings per share:
Income available to common stockholders	$26,575	64,454,684	$0.41	$22,906	63,728,393	$0.36
Dilutive shares		190,594			206,493
Diluted earnings per share:
Income available to common stockholders	$26,575	64,645,278	$0.41	$22,906	63,934,886	$0.36

	Nine months ended September 30,
	2017			2016
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$74,466			$65,235
Basic earnings per share:
Income available to common stockholders	$74,466	64,327,640	$1.16	$65,235	63,545,065	$1.03
Dilutive shares		192,070			182,658
Diluted earnings per share:
Income available to common stockholders	$74,466	64,519,710	$1.15	$65,235	63,727,723	$1.02
Anti-dilutive stock options and awards at September 30, 2017 and 2016, totaling 405,958 shares and 528,205 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Investment Securities
At September 30, 2017, the Company had $1.03 billion and $481.8 million in available for sale and held to maturity investment securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") in future periods. The total number of held to maturity and available for sale securities in an unrealized loss position as of September 30, 2017 totaled 253, compared with 419 at December 31, 2016. All securities with unrealized losses at September 30, 2017 were analyzed for other-than-temporary impairment. Based upon this analysis, the Company believes that as of September 30, 2017, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Securities Available for Sale
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for securities available for sale at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$5,995	—	(1)	5,994
Agency obligations	28,031	15	(11)	28,035
Mortgage-backed securities	965,863	7,477	(4,928)	968,412
State and municipal obligations	3,695	112	—	3,807
Corporate obligations	21,049	420	(10)	21,459
Equity securities	397	201	—	598
	$1,025,030	8,225	(4,950)	1,028,305

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$7,995	13	—	8,008
Agency obligations	57,123	90	(25)	57,188
Mortgage-backed securities	952,992	7,249	(8,380)	951,861
State and municipal obligations	3,727	19	(3)	3,743
Corporate obligations	19,013	35	(11)	19,037
Equity securities	397	152	—	549
	$1,041,247	7,558	(8,419)	1,040,386

The amortized cost and fair value of securities available for sale at September 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2017
	Amortized cost	Fair value
Due in one year or less	$35,452	35,445
Due after one year through five years	2,423	2,471
Due after five years through ten years	20,895	21,379
Due after ten years	—	—
	$58,770	59,295
Mortgage-backed securities totaling $965.9 million at amortized cost and $968.4 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $397,000 at amortized cost and $598,000 at fair value.
For the three and nine months ended September 30, 2017, no securities were sold or called from the securities available for sale portfolio. For the three months ended September 30, 2016, proceeds from sales on securities available for sale totaled $1.2 million resulting in no gross gains and $45,000 of gross losses. Proceeds from the sale of securities available for sale, for the nine months ended September 30, 2016, totaled $3.4 million, resulting in gross gains of $95,000 and gross losses of $45,000. There were no calls of available for sale securities for the three and nine months ended September 30, 2016.
The Company did not incur an OTTI charge on securities in the available for sale portfolio for the three and nine months ended September 30, 2017 and 2016.
The following tables present the fair value and gross unrealized losses for securities available for sale with temporary impairment at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury obligations	$5,994	(1)	—	—	5,994	(1)
Agency obligations	16,008	(11)	—	—	16,008	(11)
Mortgage-backed securities	424,627	(3,956)	50,881	(972)	475,508	(4,928)
Corporate obligations	—	—	991	(10)	991	(10)
	$446,629	(3,968)	51,872	(982)	498,501	(4,950)

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$14,000	(25)	—	—	14,000	(25)
Mortgage-backed securities	553,629	(8,377)	65	(3)	553,694	(8,380)
State and municipal obligations	661	(3)	—	—	661	(3)
Corporate obligations	—	—	990	(11)	990	(11)
	$568,290	(8,405)	1,055	(14)	569,345	(8,419)
The temporary loss position associated with securities available for sale was the result of changes in market interest rates relative to the coupon of the individual security and changes in credit spreads. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2017, nor is it more likely than not that the Company will be required to sell the securities before their prices recover.
The number of available for sale securities in an unrealized loss position at September 30, 2017 totaled 82, compared with 87 at December 31, 2016. At September 30, 2017, there were two private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $50,000 and an unrealized loss of $2,000. Neither of these private label mortgage-backed securities were below investment grade at September 30, 2017.
The Company estimates the loss projections for each security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether OTTI existed during the nine months ended September 30, 2017. The Company believes that no OTTI of the securities available for sale portfolio existed for the three and nine months ended September 30, 2017.
Investment Securities Held to Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for investment securities held to maturity at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,307	—	(55)	4,252
Mortgage-backed securities	475	17	—	492
State and municipal obligations	467,113	10,407	(1,761)	475,759
Corporate obligations	9,950	6	(34)	9,922
	$481,845	10,430	(1,850)	490,425

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,306	2	(83)	4,225
Mortgage-backed securities	893	31	—	924
State and municipal obligations	473,653	6,635	(5,436)	474,852
Corporate obligations	9,331	7	(52)	9,286
	$488,183	6,675	(5,571)	489,287
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity portfolio for the three and nine months ended September 30, 2017 and 2016. For the three and nine months ended September 30, 2017, proceeds from calls on securities in the held to maturity portfolio totaled $8.1 million and $28.7 million, respectively, with gross gains totaling $39,000 and $50,000, respectively and gross losses of $3,000 in both the three and nine month periods. For the three and nine months ended September 30, 2016, proceeds from calls of securities in the held to maturity portfolio totaled $20.3 million and $35.2 million, respectively, with gross gains totaling $2,000 and $4,000, respectively and no gross losses recognized in either period.
The amortized cost and fair value of investment securities in the held to maturity portfolio at September 30, 2017 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2017
	Amortized cost	Fair value
Due in one year or less	$14,723	14,755
Due after one year through five years	65,170	66,276
Due after five years through ten years	254,191	259,908
Due after ten years	147,286	148,994
	$481,370	489,933

Mortgage-backed securities totaling $475,000 at amortized cost and $492,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables present the fair value and gross unrealized losses for investment securities held to maturity with temporary impairment at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,853	(55)	—	—	3,853	(55)
State and municipal obligations	62,881	(938)	22,251	(823)	85,132	(1,761)
Corporate obligations	6,646	(34)	—	—	6,646	(34)
	$73,380	(1,027)	22,251	(823)	95,631	(1,850)

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,525	(83)	—	—	3,525	(83)
State and municipal obligations	172,152	(5,132)	6,617	(304)	178,769	(5,436)
Corporate obligations	4,697	(52)	—	—	4,697	(52)
	$180,374	(5,267)	6,617	(304)	186,991	(5,571)
Based upon the review of the held to maturity securities portfolio, the Company believes that as of September 30, 2017, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The review of the portfolio for OTTI considers the percentage and length of time the fair value of an investment is below book value, as well as general market conditions, changes in interest rates, credit risks, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company would be required to sell the securities before their prices recover.
The number of held to maturity securities in an unrealized loss position at September 30, 2017 totaled 171, compared with 332 at December 31, 2016. The decrease in the number of securities in an unrealized loss position at September 30, 2017, was due to a slight decrease in market interest rates from December 31, 2016 and a tightening of spreads in the municipal bond sector. All temporarily impaired investment securities were investment grade at September 30, 2017.

Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Mortgage loans:
Residential	$1,157,311	1,211,672
Commercial	2,022,576	1,978,569
Multi-family	1,334,984	1,402,054
Construction	324,692	264,814
Total mortgage loans	4,839,563	4,857,109
Commercial loans	1,708,842	1,630,444
Consumer loans	481,262	516,755
Total gross loans	7,029,667	7,004,308
Purchased credit-impaired ("PCI") loans	991	1,272
Premiums on purchased loans	4,229	4,968
Unearned discounts	(36)	(39)
Net deferred fees	(6,799)	(7,023)
Total loans	$7,028,052	7,003,486
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	September 30, 2017
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$5,973	3,525	8,820	—	18,318	1,138,993	1,157,311
Commercial	608	292	8,070	—	8,970	2,013,606	2,022,576
Multi-family	—	—	—	—	—	1,334,984	1,334,984
Construction	—	—	—	—	—	324,692	324,692
Total mortgage loans	6,581	3,817	16,890	—	27,288	4,812,275	4,839,563
Commercial loans	1,870	244	17,523	—	19,637	1,689,205	1,708,842
Consumer loans	2,307	1,080	2,035	—	5,422	475,840	481,262
Total gross loans	$10,758	5,141	36,448	—	52,347	6,977,320	7,029,667

	December 31, 2016
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$5,891	6,563	12,021	—	24,475	1,187,197	1,211,672
Commercial	—	80	7,493	—	7,573	1,970,996	1,978,569
Multi-family	—	—	553	—	553	1,401,501	1,402,054
Construction	—	—	2,517	—	2,517	262,297	264,814
Total mortgage loans	5,891	6,643	22,584	—	35,118	4,821,991	4,857,109
Commercial loans	1,656	357	16,787	—	18,800	1,611,644	1,630,444
Consumer loans	2,561	1,199	3,030	—	6,790	509,965	516,755
Total gross loans	$10,108	8,199	42,401	—	60,708	6,943,600	7,004,308

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $36.4 million and $42.4 million at September 30, 2017 and December 31, 2016, respectively. Included in non-accrual loans were $9.1 million and $7.3 million of loans which were less than 90 days past due at September 30, 2017 and December 31, 2016, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2017 or December 31, 2016.
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
At September 30, 2017, there were 145 impaired loans totaling $50.2 million. Included in this total were 126 TDRs related to 122 borrowers totaling $31.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2017. At December 31, 2016, there were 141 impaired loans totaling $52.0 million. Included in this total were 114 TDRs to 110 borrowers totaling $29.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2016.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	September 30, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$28,578	19,393	2,210	50,181
Collectively evaluated for impairment	4,810,985	1,689,449	479,052	6,979,486
Total gross loans	$4,839,563	1,708,842	481,262	7,029,667

	December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$29,551	20,255	2,213	52,019
Collectively evaluated for impairment	4,827,558	1,610,189	514,542	6,952,289
Total gross loans	$4,857,109	1,630,444	516,755	7,004,308

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,773	1,028	71	2,872
Collectively evaluated for impairment	24,724	30,423	2,257	57,404
Total gross loans	$26,497	31,451	2,328	60,276

	December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,986	268	80	2,334
Collectively evaluated for impairment	27,640	28,875	3,034	59,549
Total gross loans	$29,626	29,143	3,114	61,883
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2017 and 2016, along with their balances immediately prior to the modification date and post-modification as of September 30, 2017 and 2016. There were no loans modified as TDRs during the three and nine months ended September 30, 2016.

	For the three months ended
	September 30, 2017			September 30, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$632	$470	—	$—	$—
Total mortgage loans	2	632	470	—	—	—
Total restructured loans	2	$632	$470	—	$—	$—

	For the nine months ended
	September 30, 2017			September 30, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	7	$3,436	$3,202	—	$—	$—
Total mortgage loans	7	3,436	3,202	—	—	—
Commercial loans	1	1,300	1,210	—	—	—
Consumer loans	1	70	68	—	—	—
Total restructured loans	9	$4,806	$4,480	—	$—	$—
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the three and nine months ended September 30, 2017, $3.2 million and $4.4 million of charge-offs were recorded on collateral dependent impaired loans. There were no charge-offs recorded on collateral dependent impaired loans for the same periods last year. For the three and nine months ended September 30, 2017, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $0 and $120,000, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2017, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.36% and 4.02%, respectively, compared to a weighted average rate of 4.33% and 3.93% prior to modification, respectively.

There were no payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month periods ending September 30, 2017 and 2016. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. As part of the May 30, 2014 acquisition of Team Capital, $5.2 million of the loans acquired were determined to be PCI loans. At the date of acquisition, PCI loans were accounted for at fair value, based upon the then present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $1.0 million at September 30, 2017 and $1.3 million at December 31, 2016.
The following table summarizes the changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$158	328	200	676
Accretion	(154)	(225)	(299)	(1,065)
Reclassification from non-accretable discount	99	209	202	701
Ending balance	$103	312	103	312

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2017
Balance at beginning of period	$28,826	31,085	2,951	62,862	—	62,862
Provision charged (credited) to operations	(2,301)	3,446	(645)	500	—	500
Recoveries of loans previously charged-off	4	140	291	435	—	435
Loans charged-off	(32)	(3,220)	(269)	(3,521)	—	(3,521)
Balance at end of period	$26,497	31,451	2,328	60,276	—	60,276

2016
Balance at beginning of period	$31,634	26,299	3,000	60,933	—	60,933
Provision charged (credited) to operations	(1,599)	2,378	221	1,000	—	1,000
Recoveries of loans previously charged-off	2	68	160	230	—	230
Loans charged-off	(383)	(506)	(186)	(1,075)	—	(1,075)
Balance at end of period	$29,654	28,239	3,195	61,088	—	61,088

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
2017
Balance at beginning of period	$29,626	29,143	3,114	61,883	—	61,883
Provision charged (credited) to operations	(2,724)	6,840	(416)	3,700	—	3,700
Recoveries of loans previously charged-off	65	671	692	1,428	—	1,428
Loans charged-off	(470)	(5,203)	(1,062)	(6,735)	—	(6,735)
Balance at end of period	$26,497	31,451	2,328	60,276	—	60,276

2016
Balance at beginning of period	$32,094	25,829	3,501	61,424	—	61,424
Provision charged (credited) to operations	(2,294)	6,647	(153)	4,200	—	4,200
Recoveries of loans previously charged-off	575	351	697	1,623	—	1,623
Loans charged-off	(721)	(4,588)	(850)	(6,159)	—	(6,159)
Balance at end of period	$29,654	28,239	3,195	61,088	—	61,088

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	September 30, 2017					December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,035	10,277	—	10,391	340	10,691	7,881	—	8,027	484
Commercial	4,600	4,472	—	4,496	—	1,556	1,556	—	1,586	40
Construction	—	—	—	—	—	2,553	2,517	—	2,514	—
Total	17,635	14,749	—	14,887	340	14,800	11,954	—	12,127	524
Commercial loans	17,505	13,884	—	13,954	280	21,830	18,874	—	13,818	259
Consumer loans	1,606	1,067	—	1,186	51	1,493	981	—	1,026	59
Total impaired loans	$36,746	29,700	—	30,027	671	38,123	31,809	—	26,971	842

Loans with an allowance recorded
Mortgage loans:
Residential	$13,803	12,759	1,633	12,873	374	14,169	13,520	1,716	13,705	519
Commercial	1,071	1,070	140	1,083	40	4,138	4,077	270	4,111	55
Construction	—	—	—	—	—	—	—	—	—	—
Total	14,874	13,829	1,773	13,956	414	18,307	17,597	1,986	17,816	574
Commercial loans	6,158	5,509	1,028	6,045	52	1,381	1,381	268	5,956	4
Consumer loans	1,154	1,143	71	1,170	47	1,242	1,232	80	1,259	66
Total impaired loans	$22,186	20,481	2,872	21,171	513	20,930	20,210	2,334	25,031	644

Total impaired loans
Mortgage loans:
Residential	$26,838	23,036	1,633	23,264	714	24,860	21,401	1,716	21,732	1,003
Commercial	5,671	5,542	140	5,579	40	5,694	5,633	270	5,697	95
Construction	—	—	—	—	—	2,553	2,517	—	2,514	—
Total	32,509	28,578	1,773	28,843	754	33,107	29,551	1,986	29,943	1,098
Commercial loans	23,663	19,393	1,028	19,999	332	23,211	20,255	268	19,774	263
Consumer loans	2,760	2,210	71	2,356	98	2,735	2,213	80	2,285	125
Total impaired loans	$58,932	50,181	2,872	51,198	1,184	59,053	52,019	2,334	52,002	1,486
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2.9 million at September 30, 2017 and $2.3 million at December 31, 2016. At September 30, 2017 and December 31, 2016, impaired loans for which there was no related allowance for loan losses totaled $29.7 million and $31.8 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2017 was $51.2 million.
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
Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At September 30, 2017
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$3,525	19,437	16	—	22,978	26,156	1,080	50,214
Substandard	8,820	25,633	—	—	34,453	30,361	2,034	66,848
Doubtful	—	—	—	—	—	771	—	771
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,345	45,070	16	—	57,431	57,288	3,114	117,833
Pass/Watch	1,144,966	1,977,506	1,334,968	324,692	4,782,132	1,651,554	478,148	6,911,834
Total	$1,157,311	2,022,576	1,334,984	324,692	4,839,563	1,708,842	481,262	7,029,667

	At December 31, 2016
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$6,563	25,329	563	—	32,455	14,840	1,242	48,537
Substandard	12,021	23,011	553	2,517	38,102	47,255	2,940	88,297
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	18,584	48,340	1,116	2,517	70,557	62,095	4,182	136,834
Pass/Watch	1,193,088	1,930,229	1,400,938	262,297	4,786,552	1,568,349	512,573	6,867,474
Total	$1,211,672	1,978,569	1,402,054	264,814	4,857,109	1,630,444	516,755	7,004,308
Note 4. Deposits
Deposits at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Savings	$1,083,215	1,099,020
Money market	1,539,064	1,582,750
NOW	1,972,220	1,871,298
Non-interest bearing	1,368,849	1,349,378
Certificates of deposit	627,868	651,183
Total deposits	$6,591,216	6,553,629
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
Net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2017 and 2016 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	—	26	37	$—	—	78	112
Interest cost	306	312	218	285	920	936	654	854
Expected return on plan assets	(637)	(612)	—	—	(1,913)	(1,836)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss	230	236	(169)	—	690	708	(507)	—
Net periodic (increase) benefit cost	$(101)	(64)	75	322	$(303)	(192)	225	966
In its consolidated financial statements for the year ended December 31, 2016, the Company previously disclosed that it does not expect to contribute to the pension plan in 2017. As of September 30, 2017, no contributions have been made to the pension plan.
The net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2017 were calculated using the actual January 1, 2017 pension and other post-retirement benefits valuations.
Note 6. Impact of Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect ASU 2017-09 to have a significant impact on the Company's consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost", which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect ASU 2017-07 to have a significant impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test. Under ASU 2017-04, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect ASU 2017-04 to have a significant impact on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, the Company has formed a cross-functional working group, under the direction of the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. The Company is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Also, the Company is currently evaluating third-party vendor solutions to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues will not be affected. The Company has formed a working group to guide implementation efforts including the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts.  While the Company has not identified any material changes related to the timing or amount of revenue recognition, the Company will continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance and the need for additional disclosures. The Company will adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2017 and December 31, 2016.
Securities Available for Sale
For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.
Derivatives
The Company records all derivatives on the statement of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2017 and December 31, 2016.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2017 and December 31, 2016.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury obligations	$5,994	5,994	—	—
Agency obligations	28,035	28,035	—	—
Mortgage-backed securities	968,412	—	968,412	—
State and municipal obligations	3,807	—	3,807	—
Corporate obligations	21,459	—	21,459	—
Equity securities	598	598	—	—
Total securities available for sale	1,028,305	34,627	993,678	—
Derivative assets	8,035	—	8,035	—
	$1,036,340	34,627	1,001,713	—

Derivative liabilities	$7,595	—	7,595	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$5,525	—	—	5,525
Foreclosed assets	5,703	—	—	5,703
	$11,228	—	—	11,228

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
U.S. Treasury obligations	$8,008	8,008	—	—
Agency obligations	57,188	57,188	—	—
Mortgage-backed securities	951,861	—	951,861	—
State and municipal obligations	3,743	—	3,743	—
Corporate obligations	19,037	—	19,037	—
Equity securities	549	549	—	—
Total securities available for sale	$1,040,386	65,745	974,641	—
Derivative assets	7,441	—	7,441	—
	$1,047,827	65,745	982,082	—

Derivative liabilities	$6,750	—	6,750	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$11,001	—	—	11,001
Foreclosed assets	7,991	—	—	7,991
	$18,992	—	—	18,992
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2017.

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

The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2017 and December 31, 2016. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2017 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$148,783	148,783	148,783	—	—
Securities available for sale:
U.S. Treasury obligations	5,994	5,994	5,994	—	—
Agency obligations	28,035	28,035	28,035	—	—
Mortgage-backed securities	968,412	968,412	—	968,412	—
State and municipal obligations	3,807	3,807	—	3,807	—
Corporate obligations	21,459	21,459	—	21,459	—
Equity securities	598	598	598	—	—
Total securities available for sale	$1,028,305	1,028,305	34,627	993,678	—
Investment securities held to maturity:
Agency obligations	4,307	4,252	4,252	—	—
Mortgage-backed securities	475	492	—	492	—
State and municipal obligations	467,113	475,759	—	475,759	—
Corporate obligations	9,950	9,922	—	9,922	—
Total securities held to maturity	$481,845	490,425	4,252	486,173	—
FHLBNY stock	70,896	70,896	70,896	—	—
Loans, net of allowance for loan losses	6,967,776	6,955,183	—	—	6,955,183
Derivative assets	8,035	8,035	—	8,035	—

Financial liabilities:
Deposits other than certificates of deposits	$5,963,348	5,963,348	5,963,348	—	—
Certificates of deposit	627,868	628,523	—	628,523	—
Total deposits	$6,591,216	6,591,871	5,963,348	628,523	—
Borrowings	1,525,560	1,530,444	—	1,530,444	—
Derivative liabilities	7,595	7,595	—	7,595	—

		Fair Value Measurements at December 31, 2016 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$144,297	144,297	144,297	—	—
Securities available for sale:
U.S. Treasury obligations	8,008	8,008	8,008	—	—
Agency obligations	57,188	57,188	57,188	—	—
Mortgage-backed securities	951,861	951,861	—	951,861	—
State and municipal obligations	3,743	3,743	—	3,743	—
Corporate obligations	19,037	19,037	—	19,037	—
Equity securities	549	549	549	—	—
Total securities available for sale	$1,040,386	1,040,386	65,745	974,641	—
Investment securities held to maturity:
Agency obligations	$4,306	4,225	4,225	—	—
Mortgage-backed securities	893	924	—	924	—
State and municipal obligations	473,653	474,852	—	474,852	—
Corporate obligations	9,331	9,286	—	9,286	—
Total securities held to maturity	$488,183	489,287	4,225	485,062	—
FHLBNY stock	75,726	75,726	75,726	—	—
Loans, net of allowance for loan losses	6,941,603	6,924,440	—	—	6,924,440
Derivative assets	7,441	7,441	—	7,441	—

Financial liabilities:
Deposits other than certificates of deposits	$5,902,446	5,902,446	5,902,446	—	—
Certificates of deposit	651,183	653,772	—	653,772	—
Total deposits	$6,553,629	6,556,218	5,902,446	653,772	—
Borrowings	1,612,745	1,617,023	—	1,617,023	—
Derivative liabilities	6,750	6,750	—	6,750	—
Note 8. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains (losses) arising during the period	$799	(320)	479	(2,575)	1,034	(1,541)
Reclassification adjustment for gains included in net income	—	—	—	43	(17)	26
Total	799	(320)	479	(2,532)	1,017	(1,515)
Unrealized gains on derivatives (cash flow hedges)	90	(36)	54	384	(154)	230
Amortization related to post-retirement obligations	61	(25)	36	236	(95)	141
Total other comprehensive income (loss)	$950	(381)	569	(1,912)	768	(1,144)

	Nine months ended September 30,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on securities available for sale:
Net gains arising during the period	$4,136	(1,658)	2,478	14,260	(5,727)	8,533
Reclassification adjustment for gains included in net income	—	—	—	(54)	22	(32)
Total	4,136	(1,658)	2,478	14,206	(5,705)	8,501
Unrealized gains (losses) on derivatives (cash flow hedges)	177	(71)	106	(603)	242	(361)
Amortization related to post-retirement obligations	183	(78)	105	635	(255)	380
Total other comprehensive income	$4,496	(1,807)	2,689	14,238	(5,718)	8,520

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended September 30,
	2017				2016
	Unrealized Gains on Securities Available for Sale	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains on Securities Available for Sale	Post- Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at June 30,	$1,489	(2,987)	221	(1,277)	13,967	(6,185)	(664)	7,118
Current period other comprehensive income (loss)	479	36	54	569	(1,515)	141	230	(1,144)
Balance at September 30,	$1,968	(2,951)	275	(708)	12,452	(6,044)	(434)	5,974

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2017				2016
	Unrealized Gains on Securities Available for Sale	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains on Securities Available for Sale	Post- Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31,	$(510)	(3,056)	169	(3,397)	3,951	(6,424)	(73)	(2,546)
Current period other comprehensive income (loss)	2,478	105	106	2,689	8,501	380	(361)	8,520
Balance at September 30,	$1,968	(2,951)	275	(708)	12,452	(6,044)	(434)	5,974
The following tables summarize the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2017	2016
Details of AOCI:
Securities available for sale:
Realized net losses on the sale of securities available for sale	$—	(43)	Net gain on securities transactions
	—	17	Income tax expense
	—	(26)	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	61	236	Compensation and employee benefits (1)
	(25)	(95)	Income tax expense
	36	141	Net of tax
Total reclassifications	$36	115	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2017	2016
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$—	54	Net gain on securities transactions
	—	(22)	Income tax expense
	—	32	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	183	708	Compensation and employee benefits (1)
	(78)	(284)	Income tax expense
	105	424	Net of tax
Total reclassifications	$105	456	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2017 and December 31, 2016, the Company had 46 interest rate swaps with an aggregate notional amount of $698.5 million and 36 interest rate swaps with an aggregate notional amount of $582.2 million, respectively, related to this program. The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements; therefore, they are not used to manage interest rate risk in the Company's assets or liabilities.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017 and 2016, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $52,400 will be reclassified as an increase to interest expense. As of September 30, 2017, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $60.0 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016 (in thousands):

	At September 30, 2017
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$7,575	Other liabilities	$7,595
Credit contracts	Other assets	2	Other liabilities	—
Total derivatives not designated as a hedging instrument		$7,577		$7,595

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$458	Other liabilities	$—
Total derivatives designated as a hedging instrument		$458		$—

	At December 31, 2016
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$7,156	Other liabilities	$6,750
Credit contracts	Other assets	3	Other liabilities	—
Total derivatives not designated as a hedging instrument		$7,159		$6,750

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$282	Other liabilities	$—
Total derivatives designated as a hedging instrument		$282		$—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2017 and 2016 (in thousands).

		Gain (loss) recognized in Income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2017	September 30, 2016
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (expense)	$(36)	$(95)
Credit contracts	Other income (expense)	—	5
Total		$(36)	$(90)

Derivatives designated as a hedging instrument:
Interest rate products	Other income (expense)	$(59)	$(129)
Total		$(59)	$(129)

		Gain (loss) recognized in Income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2017	September 30, 2016
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (expense)	$(428)	$(1,060)
Credit contracts	Other income (expense)	1	103
Total		$(427)	$(957)

Derivatives designated as a hedging instrument:
Interest rate products	Other income (expense)	$(166)	$(366)
Total		$(166)	$(366)

The Company has agreements with certain of its derivative counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
In addition, the Company has agreements with certain of its derivative counterparties that contain a provision that if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of September 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest, was $2.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3.1 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

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
Management's evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency status. For commercial real estate and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look back period and adjusted for a loss emergence period. Quantitative loss factors are evaluated at least annually. Management completed its annual evaluation of the quantitative loss factors for the quarter ended September 30, 2017. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look back period. Qualitative adjustments are evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for loan losses.
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
The Company completed its annual goodwill impairment test as of September 30, 2017. Based upon its qualitative assessment of goodwill, the Company concluded it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, goodwill was not impaired and no further quantitative analysis (Step 1) was warranted.
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three and nine months ended September 30, 2017 and 2016.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities, utilization against carryback years and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at September 30, 2017 and December 31, 2016.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
Total assets at September 30, 2017 totaled $9.50 billion, a $5.3 million decrease from December 31, 2016. The decline in total assets was primarily due to a $23.2 million decrease in total investments, a $5.5 million decrease in premises and equipment and a $2.3 million decrease in foreclosed assets, partially offset by a $24.6 million increase in total loans.
Total loans increased $24.6 million, or 0.4%, to $7.03 billion at September 30, 2017, from $7.00 billion at December 31, 2016. For the nine months ended September 30, 2017, loan originations, including advances on lines of credit, totaled $2.56 billion. During the nine months ended September 30, 2017, the loan portfolio had net increases of $78.1 million in commercial loans, $59.9 million in construction loans and $44.0 million in commercial mortgage loans, partially offset by net decreases of $67.1 million in multi-family mortgage loans, $54.4 million in residential mortgage loans and $35.5 million in consumer loans. Commercial real estate, commercial and construction loans represented 76.7% of the loan portfolio at September 30, 2017, compared to 75.3% at December 31, 2016.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $311.3 million and $214.1 million, respectively, at September 30, 2017. No SNCs were 90 days or more delinquent at September 30, 2017.
The Company had outstanding junior lien mortgages totaling $209.2 million at September 30, 2017. Of this total, 22 loans totaling $1.3 million were 90 days or more delinquent. These loans were allocated total loss reserves of $238,000.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Mortgage loans:
Residential	$8,820	12,021
Commercial	8,070	7,493
Multi-family	—	553
Construction	—	2,517
Total mortgage loans	16,890	22,584
Commercial loans	17,523	16,787
Consumer loans	2,035	3,030
Total non-performing/non-accrual loans	36,448	42,401
Total non-performing/accruing loans - 90 days or more delinquent	—	—
Total non-performing loans	36,448	42,401
Foreclosed assets	5,703	7,991
Total non-performing assets	$42,151	50,392
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Mortgage loans:
Residential	$3,525	6,563
Commercial	292	80
Total mortgage loans	3,817	6,643
Commercial loans	244	357
Consumer loans	1,080	1,199
Total 60-89 day delinquent loans	$5,141	8,199
At September 30, 2017, the allowance for loan losses totaled $60.3 million, or 0.86% of total loans, compared with $61.9 million, or 0.88% of total loans at December 31, 2016. Total non-performing loans were $36.4 million, or 0.52% of total loans at September 30, 2017, compared to $42.4 million, or 0.61% of total loans at December 31, 2016. The $6.0 million decrease in non-performing loans consisted of a $3.2 million decrease in non-performing residential mortgage loans, a $995,000 decrease in non-performing consumer loans and a $553,000 decrease in non-performing multi-family loans, partially offset by a $736,000 increase in non-performing commercial loans and a $577,000 increase in non-performing commercial mortgage loans. Non-performing loans do not include $1.0 million of purchased credit impaired ("PCI") loans acquired from Team Capital.
At September 30, 2017 and December 31, 2016, the Company held $5.7 million and $8.0 million of foreclosed assets, respectively. During the nine months ended September 30, 2017, there were 12 additions to foreclosed assets with a carrying value of $2.2 million and 23 properties sold with a carrying value of $3.8 million. Foreclosed assets at September 30, 2017 consisted of $3.4 million of commercial real estate and $2.3 million of residential real estate.
Non-performing assets totaled $42.2 million, or 0.44% of total assets at September 30, 2017, compared to $50.4 million, or 0.53% of total assets at December 31, 2016.
Total investments decreased $23.2 million, or 1.4%, to $1.58 billion at September 30, 2017, from $1.60 billion at December 31, 2016, largely due to principal repayments on mortgage-backed securities, and maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities, along with an increase in unrealized gains on securities available for sale.
Total deposits increased $37.6 million, or 0.6%, during the nine months ended September 30, 2017, to $6.59 billion from $6.55 billion at December 31, 2016. Total core deposits, which consist of savings and demand deposit accounts, increased $60.9 million to $5.96 billion at September 30, 2017, from $5.90 billion at December 31, 2016, while time deposits decreased $23.3 million to $627.9 million at September 30, 2017, from $651.2 million at December 31, 2016. The increase in core deposits was largely attributable to a $100.9 million increase in interest bearing demand deposits and a $19.5 million increase in non-interest bearing demand deposits, partially offset by a $43.7 million decrease in money market deposits and a $15.8 million decrease in savings deposits. Core deposits represented 90.5% of total deposits at September 30, 2017, compared to 90.1% at December 31, 2016.
Borrowed funds decreased $87.2 million, or 5.4%, during the nine months ended September 30, 2017, to $1.53 billion, as wholesale funding was replaced by net inflows of deposits and capital formation for the period. Borrowed funds represented 16.1% of total assets at September 30, 2017, a decrease from 17.0% at December 31, 2016.
Stockholders’ equity increased $48.4 million, or 3.9%, during the nine months ended September 30, 2017, to $1.30 billion, due to net income earned for the period and an increase in unrealized gains on securities available for sale, partially offset by dividends paid to stockholders. Common stock repurchases made in connection with withholding to cover income taxes on the vesting of stock-based compensation for the nine months ended September 30, 2017 totaled 43,090 shares at an average cost of $27.13. At September 30, 2017, 3.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at September 30, 2017 were $19.56 and $13.23, respectively, compared with $18.94 and $12.54, respectively, at December 31, 2016. Tangible book value per share is a non-GAAP financial measure.
The following table reconciles book value per share to tangible book value per share and the associated calculations (in thousands, except per share data):

	September 30, 2017	December 31, 2016
Total stockholders' equity	$1,300,172	$1,251,781
Less: Total intangible assets	420,877	422,937
Total tangible stockholders' equity	$879,295	$828,844

Shares outstanding at September 30, 2017 and December 31, 2016	66,467,819	66,082,283

Book value per share (total stockholders' equity/shares outstanding)	$19.56	$18.94
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$13.23	$12.54
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

As of September 30, 2017, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2017
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$363,062	4.00%	$363,062	4.00%	$828,349	9.13%
Common equity Tier 1 risk-based capital	326,026	4.50	416,588	5.75	828,349	11.43
Tier 1 risk-based capital	434,701	6.00	525,264	7.25	828,349	11.43
Total risk-based capital	579,601	8.00	670,164	9.25	888,777	12.27

Company:
Tier 1 leverage capital	$363,072	4.00%	$363,072	4.00%	$880,995	9.71%
Common equity Tier 1 risk-based capital	326,037	4.50	416,603	5.75	880,995	12.16
Tier 1 risk-based capital	434,716	6.00	525,282	7.25	880,995	12.16
Total risk-based capital	579,622	8.00	670,187	9.25	941,271	12.99
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
General. The Company reported net income of $26.6 million, or $0.41 per basic and diluted share for the three months ended September 30, 2017, compared to net income of $22.9 million, or $0.36 per basic and diluted share for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company reported net income of $74.5 million, or $1.16 per basic share and $1.15 per diluted share, compared to net income of $65.2 million, or $1.03 per basic share and $1.02 per diluted share, for the same period last year.
The increases in the Company’s earnings for the three and nine months ended September 30, 2017 were driven by the period-over-period growth in average loans outstanding, growth in both average non-interest bearing and interest bearing core deposits, expansion of the net interest margin and an increase in non-interest income. The improvement in the net interest margin was largely the result of an increase in the yield on earning assets, combined with a relatively stable cost of funds.
Net Interest Income. Total net interest income increased $5.2 million to $70.2 million for the quarter ended September 30, 2017, from $65.0 million for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, total net interest income increased $14.4 million, or 7.5%, to $206.3 million, from $192.0 million for the same period in 2016. Interest income for the quarter ended September 30, 2017 increased $5.8 million to $81.9 million, from $76.0 million for the same period in 2016. For the nine months ended September 30, 2017, interest income increased $15.4 million to $240.3 million, from $224.8 million for the nine months ended September 30, 2016. Interest expense increased $608,000, or 5.5%, to $11.7 million for the quarter ended September 30, 2017, from $11.1 million for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, interest expense increased $1.1 million to $33.9 million, from $32.9 million for the nine months ended September 30, 2016.
The net interest margin increased 17 basis points to 3.22% for the quarter ended September 30, 2017, compared with 3.05% for the quarter ended September 30, 2016. The weighted average yield on interest-earning assets increased 18 basis points to 3.75% for the quarter ended September 30, 2017, compared with 3.57% for the quarter ended September 30, 2016, while the weighted average cost of interest bearing liabilities increased three basis points to 0.68% for the quarter ended September 30, 2017, compared to the third quarter of 2016. The average cost of interest bearing deposits for the quarter ended September 30, 2017 was 0.38%, compared with 0.34% for the same period last year. Average non-interest bearing demand deposits totaled $1.36 billion for the quarter ended September 30, 2017, compared with $1.25 billion for the quarter ended September 30, 2016. The average cost of borrowed funds for the quarter ended September 30, 2017 was 1.71%, compared with 1.70% for the same period last year.

For the nine months ended September 30, 2017, the net interest margin increased nine basis points to 3.19%, compared with 3.10% for the nine months ended September 30, 2016. The weighted average yield on interest earning assets increased nine basis points to 3.72% for the nine months ended September 30, 2017, compared with 3.63% for the nine months ended September 30, 2016, while the weighted average cost of interest bearing liabilities increased one basis point for the nine months ended September 30, 2017 to 0.67%, compared to the nine months ended September 30, 2016. The average cost of interest bearing deposits for the nine months ended September 30, 2017 was 0.36%, compared with 0.33% for the same period last year. Average non-interest bearing demand deposits totaled $1.34 billion for the nine months ended September 30, 2017, compared with $1.22 billion for the nine months ended September 30, 2016. The average cost of borrowings for the nine months ended September 30, 2017 was 1.67%, compared with 1.71% for the same period last year.
Interest income on loans secured by real estate increased $2.4 million to $47.7 million for the three months ended September 30, 2017, from $45.3 million for the three months ended September 30, 2016. Commercial loan interest income increased $2.9 million to $19.0 million for the three months ended September 30, 2017, from $16.1 million for the three months ended September 30, 2016. Consumer loan interest income decreased $544,000 to $5.1 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. For the three months ended September 30, 2017, the average balance of total loans increased $206.6 million to $6.94 billion, from $6.73 billion for the same period in 2016. The average loan yield for the three months ended September 30, 2017 increased 15 basis points to 4.08%, from 3.93% for the same period in 2016.
Interest income on loans secured by real estate increased $6.3 million to $140.7 million for the nine months ended September 30, 2017, from $134.4 million for the nine months ended September 30, 2016. Commercial loan interest income increased $7.5 million to $53.9 million for the nine months ended September 30, 2017, from $46.4 million for the nine months ended September 30, 2016. Consumer loan interest income decreased $1.4 million to $15.3 million for the nine months ended September 30, 2017, from $16.7 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the average balance of total loans increased $328.5 million to $6.94 billion, from $6.61 billion for the same period in 2016. The average loan yield for the nine months ended September 30, 2017 increased five basis point to 4.01%, from 3.96% for the same period in 2016.
Interest income on investment securities held to maturity decreased $77,000, or 2.3%, to $3.3 million for the quarter ended September 30, 2017, compared to the same period last year. Average investment securities held to maturity increased $8.1 million to $490.1 million for the quarter ended September 30, 2017, from $482.0 million for the same period last year. Interest income on investment securities held to maturity decreased $199,000, or 2.0%, to $9.8 million for the nine months ended September 30, 2017, compared to the same period in 2016. Average investment securities held to maturity increased $12.4 million to $490.0 million for the nine months ended September 30, 2017, from $477.6 million for the same period last year.
Interest income on securities available for sale and FHLBNY stock increased $964,000, or 17.3%, to $6.5 million for the quarter ended September 30, 2017, from $5.6 million for the quarter ended September 30, 2016. The average balance of securities available for sale and FHLBNY stock increased $18.7 million to $1.12 billion for the three months ended September 30, 2017, compared to the same period in 2016. Interest income on securities available for sale and FHLBNY stock increased $2.6 million, or 15.1%, to $19.7 million for the nine months ended September 30, 2017, from $17.1 million for the same period last year. The average balance of securities available for sale and FHLBNY stock increased $51.8 million to $1.12 billion for the nine months ended September 30, 2017, from $1.07 billion for the same period in 2016.
The average yield on total securities increased to 2.41% for the three months ended September 30, 2017, compared with 2.14% for the same period in 2016. For the nine months ended September 30, 2017, the average yield on total securities was 2.53%, compared with 2.28% for the same period in 2016.
Interest expense on deposit accounts increased $547,000, or 12.3%, to $5.0 million for the quarter ended September 30, 2017, from $4.4 million for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, interest expense on deposit accounts increased $1.7 million, or 13.7%, to $14.1 million, from $12.4 million for the same period last year. The average cost of interest bearing deposits increased to 0.38% for the third quarter of 2017 and 0.36% for the nine months ended September 30, 2017, from 0.34% and 0.33% for the three and nine months ended September 30, 2016. The average balance of interest bearing core deposits for the quarter ended September 30, 2017 increased $78.0 million to $4.57 billion, from $4.49 billion for the same period in 2016. For the nine months ended September 30, 2017, average interest bearing core deposits increased $298.3 million, to $4.56 billion, from $4.26 billion for the same period in 2016. Average time deposit account balances decreased $63.2 million, to $639.9 million for the quarter ended September 30, 2017, from $703.0 million for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, average time deposit account balances decreased $87.9 million, to $658.2 million, from $746.1 million for the same period in 2016.
Interest expense on borrowed funds increased $61,000, or 0.9%, to $6.7 million for the quarter ended September 30, 2017, from $6.6 million for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, interest expense on borrowed funds decreased $622,000 to $19.9 million, from $20.5 million for the nine months ended September 30, 2016. The average cost of borrowings increased to 1.71% for the three months ended September 30, 2017, from 1.70% for the three months ended September 30, 2016. The average cost of borrowings decreased to 1.67% for the nine months ended September 30, 2017, from 1.71% for the same period last year. Average borrowings increased $3.2 million, or 0.2%, to $1.55 billion for the quarter ended September 30, 2017, from $1.55 billion for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, average borrowings decreased $5.8 million to $1.59 billion, compared to $1.60 billion for the nine months ended September 30, 2016.
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
The Company recorded provisions for loan losses of $500,000 and $3.7 million for the three and nine months ended September 30, 2017, respectively. This compared with provisions for loan losses of $1.0 million and $4.2 million recorded for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, the Company had net charge-offs of $3.1 million and $5.3 million, respectively, compared with net charge-offs of $845,000 and $4.5 million, respectively, for the same periods in 2016. At September 30, 2017, the Company’s allowance for loan losses was $60.3 million, or 0.86% of total loans, compared with $61.9 million, or 0.88% of total loans at December 31, 2016.
Non-Interest Income. Non-interest income totaled $15.1 million for the quarter ended September 30, 2017, an increase of $1.0 million, or 7.4%, compared to the same period in 2016. Fee income increased $1.5 million to $7.7 million for the three months ended September 30, 2017, compared to the same period in 2016, largely due to a $1.3 million increase in commercial loan prepayment fee income and a $218,000 increase in debit card revenue, partially offset by a $56,000 decrease in income from non-deposit investment products. Also contributing to the increase in non-interest income, wealth management income increased $330,000 to $4.6 million for the three months ended September 30, 2017, compared to the same period in 2016, due to stronger market conditions which positively impacted fees earned from assets under management and an increase in tax preparation fees. Net gains on securities transactions increased $79,000 for the three months ended September 30, 2017, compared to the same period in 2016. Partially offsetting these increases in non-interest income, other income decreased $877,000 to $1.5 million for the three months ended September 30, 2017, compared to the quarter ended September 30, 2016, primarily due to an $853,000 decrease in net gains on the sale of loans and a $143,000 decrease in net gains on the sale of foreclosed real estate, partially offset by a $116,000 increase in net fees on loan-level interest rate swap transactions.
For the nine months ended September 30, 2017, non-interest income totaled $42.4 million, an increase of $1.5 million, or 3.6%, compared to the same period in 2016. Fee income increased $1.6 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a $1.3 million increase in commercial loan prepayment fee income, a $259,000 increase in deposit related fee income and a $139,000 increase in merchant fee income, partially offset by a $168,000 decrease in income from non-deposit investment products and an $86,000 decrease in debit card revenue. Income from Bank-owned life insurance increased $1.2 million to $5.3 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to the recognition of death benefit claims. Wealth management income increased $230,000 to $13.3 million for the nine months ended September 30, 2017, due to stronger market conditions which positively impacted fees earned from assets under management and an increase in tax preparation fees. Partially offsetting these increases in non-interest income, other income decreased $1.6 million to $2.8 million for the nine months ended September 30, 2017, compared to $4.4 million for the same period in 2016, principally due to a $1.2 million decrease in net gains on loan sales and a $335,000 gain recognized on the sale of deposits resulting from a strategic branch divestiture in the prior year.
Non-Interest Expense. For the three months ended September 30, 2017, non-interest expense totaled $46.3 million, an increase of $430,000, or 0.9%, compared to the three months ended September 30, 2016. Compensation and benefits expense increased $603,000 to $27.3 million for the three months ended September 30, 2017, compared to $26.7 million for the same period in 2016. This increase was principally due to additional salary expense related to annual merit increases, an increase in the accrual for incentive compensation and an increase in stock-based compensation, partially offset by a decrease in retirement benefit costs. Other operating expenses increased $128,000 to $7.0 million for the three months ended September 30, 2017, compared to the same period in 2016, largely due to an increase in consulting costs, partially offset by decreases in loan collection expense and debit card maintenance expense. Advertising and promotion expenses increased $120,000 to $907,000 for the three months ended September 30, 2017, compared to the same period in 2016, largely due to the timing of the Company's advertising campaigns. Partially offsetting these increases in non-interest expense, amortization of intangibles decreased $135,000 for the three months ended September 30, 2017, compared with the same period in 2016, as a result of scheduled reductions in amortization. Additionally, net occupancy costs decreased $122,000, to $6.1 million for three months ended September 30, 2017, compared to the same period in 2016, largely due to a decrease in depreciation expense.
Non-interest expense totaled $139.7 million for the nine months ended September 30, 2017, an increase of $3.1 million, or 2.3%, compared to $136.6 million for the nine months ended September 30, 2016. Compensation and benefits expense increased $2.6 million to $81.1 million for the nine months ended September 30, 2017, compared to $78.5 million for the nine months ended September 30, 2016, primarily due to additional salary expense related to annual merit increases, an increase in the accrual for incentive compensation and an increase in stock-based compensation, partially offset by a decrease in retirement benefit costs. Net occupancy costs increased $526,000 to $19.3 million for the nine months ended September 30, 2017, compared to the same period in 2016, principally due to an increase in snow removal costs, incurred earlier in the year, combined with an increase in facilities maintenance costs. Data processing expense increased $457,000 to $10.3 million for the nine months ended September 30, 2017, compared to $9.8 million for the same period in 2016, primarily due to increases in telecommunication costs and software maintenance expense. In addition, other operating expenses increased $620,000 to $21.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, largely due to increases in legal, consulting and debit card maintenance expenses, partially offset by a decrease in loan collection expense. Partially offsetting these increases in non-interest expense, FDIC insurance expense decreased $667,000 to $3.1 million for the nine months ended September 30, 2017, compared to $3.7 million for the same period in 2016. This decrease was due to the FDIC's reduction of assessment rates for depository institutions with less than $10.0 billion in total assets that became effective for the quarter ended September 30, 2016. Additionally, amortization of intangibles decreased $549,000 for the nine months ended September 30, 2017, compared with the same period in 2016, as a result of scheduled reductions in amortization.
Income Tax Expense. For the three and nine months ended September 30, 2017, the Company’s income tax expense was $12.0 million and $30.8 million, respectively, compared with $9.3 million and $26.8 million, for the three and nine months ended September 30, 2016, respectively. The Company’s effective tax rates were 31.1% and 29.3% for the three and nine months ended September 30, 2017, respectively, compared to 28.8% and 29.1% for the three and nine months ended September 30, 2016, respectively, as a greater proportion of income in the current year periods was derived from taxable sources. The Company adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718)" in the third quarter of 2016. Under this guidance, all excess tax benefits and tax deficiencies associated with share-based compensation are recognized as income tax expense or benefit in the income statement. For the nine months ended September 30, 2017 and 2016, the application of this guidance resulted in decreases in income tax expense of $1.2 million and $158,000, respectively.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2017 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$267,114	$(13,416)	(4.8)%
Static	280,530	—	—
+100	279,080	(1,450)	(0.5)
+200	277,373	(3,157)	(1.1)
+300	276,840	(3,690)	(1.3)
The preceding table indicates that, as of September 30, 2017, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.3%, or $3.7 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 4.8%, or $13.4 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2017 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,488,974	$74,351	5.3%	15.3%	4.2%
Flat	1,414,623	—	—	14.7	—
+100	1,379,158	(35,465)	(2.5)	14.4	(1.9)
+200	1,332,652	(81,971)	(5.8)	14.0	(4.5)
+300	1,293,224	(121,399)	(8.6)	13.7	(6.7)
The preceding table indicates that as of September 30, 2017, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 8.6%, or $121.4 million. If rates were to decrease 100 basis points, the model forecasts a 5.3%, or $74.4 million, increase in the present value of equity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1, 2017 through July 31, 2017	—	—	—	3,149,237
August 1, 2017 through August 31, 2017	711	$24.54	711	3,148,526
September 1, 2017 through September 30, 2017	—	—	—	3,148,526
Total	711	—	711

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
101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2017	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2017	By:	/s/ Frank S. Muzio
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
101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document