Form 10-K
period 2017-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2018-03-01
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of February 2, 2018, there were 83,209,293 issued and 66,842,531 outstanding shares of the Registrant’s Common Stock, including 286,453 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2017, as quoted by the NYSE, was approximately $1.55 billion.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

PROVIDENT FINANCIAL SERVICES, INC.

Forward Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to those related to the economic environment, particularly in the market areas in which Provident Financial Services, Inc. (the "Company") operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
At December 31, 2017, the Company had total assets of $9.85 billion, total loans of $7.33 billion, total deposits of $6.71 billion, and total stockholders’ equity of $1.30 billion. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.
Capital Management. The Company paid cash dividends totaling $60.0 million and repurchased 45,123 shares of its common stock at a cost of $1.2 million in 2017. At December 31, 2017, 3.1 million shares were eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2017 under current regulatory standards.
Available Information. The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). All SEC reports and amendments to these reports are available as soon as practical after they have been filed or furnished to the SEC on the Bank’s website, www.provident.bank, on the “Investor Relations” page, without charge from the Company. Information on our website should not be considered a part of this Annual Report on Form 10-K.
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
The following are highlights of Provident Bank’s operations:
Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank continues to diversify its loan portfolio and has emphasized the origination of commercial real estate loans, multi-family loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one-to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than one- to four-family residential mortgage loans.
Asset Quality. As of December 31, 2017, non-performing assets were $41.8 million or 0.42% of total assets, compared to $50.4 million or 0.53% of total assets at December 31, 2016. The Bank’s non-performing asset levels continued to decline from higher levels reported in prior years as local and national economic conditions have gradually improved. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $6.08 billion at December 31, 2017, representing 90.5% of total deposits, compared with $5.90 billion, or 90.1% of total deposits at December 31, 2016. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $55.7 million for the year ended December 31, 2017, compared with $55.4 million for the year ended December 31, 2016, of which fee income was $27.2 million for the year ended December 31, 2017, compared with $26.0 million for the year ended December 31, 2016.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2017, 64.6% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2017, the Bank’s securities portfolio totaled $1.60 billion and had an expected average life of 4.34 years to manage its exposure to interest rate movements.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2017, the Bank operated a network of 84 full-service banking offices throughout thirteen counties in northern and central New Jersey, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus and Princeton, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey and eastern Pennsylvania.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 7.0 million, which was 77.7% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.4% of that state’s total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 5.0% at December 31, 2017, an increase from 4.7% at December 31, 2016. The unemployment rate in Pennsylvania was 4.7% for December 31, 2017, a decrease from 5.6% at December 31, 2016.
Within its primary market areas in New Jersey and Pennsylvania, the Bank had an approximate 2.18% and 0.78% share of bank deposits as of June 30, 2017, respectively, the latest date for which statistics are available. On a statewide basis, the Bank had an approximate 1.90% deposit share of the New Jersey market and an approximate 0.06% deposit share of the Pennsylvania market.
COMPETITION
The Bank faces intense competition in originating and retaining loans and attracting deposits. The northern and central New Jersey and eastern Pennsylvania market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits comes from several commercial banks and savings banks in its market area. Certain of these banks have substantially greater financial resources than the Bank. In addition, the Bank faces significant competition for deposits from the mutual fund and investment advisory industries and from investors’ direct purchases of short-term money market securities and other corporate and government securities.
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
Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Bank of New York ("FHLBNY"). To manage interest rate risk, the Bank generally sells fixed-rate residential mortgages that it originates with terms greater than 15 years. The Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a maturity of 30 years or less and a majority of the originated adjustable-rate mortgages for its portfolio.
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

The Bank has historically provided construction loans for both single family and condominium projects intended for sale and commercial projects, including residential rental projects that will be retained as investments by the borrower. The Bank underwrites most construction loans for a term of three years or less. The majority of these loans are underwritten on a floating rate basis. The Bank recognizes that there is higher risk in construction lending than permanent lending. As such, the Bank takes certain precautions to mitigate this risk, including the retention of an outside engineering firm to perform plan and cost reviews, and to review all construction advances made against work in place, and a limitation on how and when loan proceeds are advanced. In most cases, for the single family and condominium projects, the Bank limits its exposure against houses or units that are not under contract. Similarly, commercial construction loans usually have commitments for significant pre-leasing, or funds are held back until the leases are finalized. Funding requirements and loan structure for residential rental projects vary depending on whether such projects are vertical or horizontal construction.
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

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,142,914	15.73%	$1,212,255	17.46%	$1,255,159	19.38%	$1,252,526	20.79%	$1,174,043	22.89%
Commercial mortgage loans	2,171,174	29.88	1,978,700	28.50	1,716,117	26.50	1,695,822	28.15	1,400,624	27.30
Multi-family mortgage loans	1,404,005	19.32	1,402,169	20.20	1,234,066	19.06	1,042,223	17.30	928,906	18.11
Construction loans	392,580	5.40	264,814	3.81	331,649	5.12	221,102	3.67	183,289	3.57
Total mortgage loans	5,110,673	70.33	4,857,938	69.97	4,536,991	70.06	4,211,673	69.91	3,686,862	71.87
Commercial loans	1,745,301	124.93	1,630,887	23.49	1,434,291	22.15	1,263,618	20.98	932,199	18.17
Consumer loans	473,958	219.98	516,755	7.44	566,175	8.74	611,596	10.15	577,602	11.26
Total gross loans	7,329,932	420.64	7,005,580	100.90	6,537,457	100.95	6,086,887	101.04	5,196,663	101.30
Premiums on purchased loans	4,029	0.06	4,968	0.07	5,740	0.09	5,307	0.09	4,202	0.08
Unearned discounts	(36)	—	(39)	—	(41)	—	(53)	—	(62)	—
Net deferred fees	(8,207)	(0.09)	(7,023)	(0.08)	(5,482)	(0.09)	(6,636)	(0.11)	(5,990)	(0.12)
Total loans	7,325,718	420.60	7,003,486	100.89	6,537,674	100.95	6,085,505	101.02	5,194,813	101.26
Allowance for loan losses	(60,195)	(0.83)	(61,883)	(0.89)	(61,424)	(0.95)	(61,734)	(1.02)	(64,664)	(1.26)
Total loans, net	$7,265,523	419.77%	$6,941,603	100.00%	$6,476,250	100.00%	$6,023,771	100.00%	$5,130,149	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2017, regarding the maturities of loans in the loan portfolio, including PCI loans. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(Dollars in thousands)
Residential mortgage loans	$2,836	$5,148	$10,679	$89,706	$490,887	$543,658	$1,142,914
Commercial mortgage loans	197,530	258,830	439,897	980,765	284,062	10,090	2,171,174
Multi-family mortgage loans	47,424	154,387	206,612	885,281	104,337	5,964	1,404,005
Construction loans	172,611	204,116	11,161	—	4,692	—	392,580
Total mortgage loans	420,401	622,481	668,349	1,955,752	883,978	559,712	5,110,673
Commercial loans	344,523	190,376	489,064	458,746	210,808	51,784	1,745,301
Consumer loans	15,192	6,398	17,305	85,563	262,431	87,069	473,958
Total gross loans	$780,116	$819,255	$1,174,718	$2,500,061	$1,357,217	$698,565	$7,329,932

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2017 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(Dollars in thousands)
Residential mortgage loans	$765,654	$374,424	$1,140,078
Commercial mortgage loans	702,412	1,271,232	1,973,644
Multi-family mortgage loans	449,532	907,049	1,356,581
Construction loans	1,355	218,614	219,969
Total mortgage loans	1,918,953	2,771,319	4,690,272
Commercial loans	436,931	963,847	1,400,778
Consumer loans	280,855	177,911	458,766
Total loans	$2,636,739	$3,913,077	$6,549,816

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives and via the Internet. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2017, $1.14 billion or 15.7% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 67.2% were fixed-rate and 32.8% were adjustable-rate loans.
The Bank originates fixed-rate fully amortizing residential mortgage loans with the principal and interest payments due each month, that typically have maturities ranging from 10 to 30 years. The Bank also originates fixed-rate residential mortgage loans with maturities of 10, 15, 20 and 30 years that require the payment of principal and interest on a biweekly basis. Fixed-rate jumbo residential mortgage loans (loans over the maximum that one of the government-sponsored agencies will purchase) are originated with maturities of up to 30 years. The Bank currently offers adjustable-rate mortgage loans with a fixed-rate period of 5, 7 or 10 years prior to the first annual interest rate adjustment. The standard adjustment formula is the one-year constant maturity Treasury rate plus 2.75%, adjusting annually after its first re-set period, with a 2% maximum annual adjustment and a 6% maximum adjustment over the life of the loan.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2017, $2.3 million or 1.9% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2017 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $21.8 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $9.2 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties. Commercial real estate loans were 29.9% of the loan portfolio at December 31, 2017. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
The Bank originates commercial real estate loans with adjustable rates and with fixed interest rates for a period that is generally five to ten years or less, which may adjust after the initial period. Typically these loans are written for maturities of ten years or less and generally have an amortization schedule of 20 or 25 years. As a result, the typical amortization schedule will result in a substantial principal payment upon maturity. The Bank generally underwrites commercial real estate loans to a maximum 75% advance against either the appraised value of the property, or its purchase price (for loans to fund the acquisition of real estate), whichever is less. The Bank generally requires minimum debt service coverage of 1.20 times. There is a potential risk that the borrower may be unable to pay off or refinance the outstanding balance at the loan maturity date. The Bank typically lends to experienced owners or developers who have knowledge and expertise in the commercial real estate market.
Among the reasons for the Bank’s continued emphasis on commercial real estate lending is the desire to invest in assets bearing interest rates that are generally higher than interest rates on residential mortgage loans and more sensitive to changes in market interest rates. Commercial real estate loans, however, entail significant additional credit risk as compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project, and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.
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
The Bank’s largest commercial mortgage loan as of December 31, 2017 was a $39.1 million loan secured by a first mortgage lien on eight office buildings and five industrial/flex buildings located throughout Middlesex and Somerset counties in New Jersey. This was a refinance and consolidation of several loans to an existing customer with extensive experience and a successful track record. The loan has a risk rating of “2” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2017.
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
The Bank’s largest multi-family loan as of December 31, 2017 was a $41.0 million loan secured by a first leasehold mortgage lien on a newly renovated 129-unit, six story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2017.
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.
The Bank’s commercial construction financing includes projects constructed for investment purposes (rental property), projects for sale (single family/condominiums) and to a lesser extent, owner-occupied business properties. To mitigate the speculative nature of construction loans, the Bank generally requires significant pre-leasing on rental properties; requires that a percentage of the for-sale single-family residences or condominiums be under contract to support construction loan advances; and requires other covenants on residential for rental projects depending on whether the project is vertical or horizontal construction.
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
The Bank’s largest construction loan at December 31, 2017 was a $31.0 million commitment secured by a first mortgage lien on an existing 252,076 square foot industrial building under renovation with an additional 131,520 square foot industrial building under construction in Totowa, New Jersey. The loan had an outstanding balance of $9.3 million at December 31, 2017, $7.0 million of which related to a refinance of an existing Provident Bank loan. This loan closed in late 2017 with renovation and construction completion expected by the end of 2018. The project sponsor is an experienced and long standing real estate investment fund manager with a successful track record in the development and management of commercial real estate. The loan is risk rating of “4” (loans rated “4” are deemed “acceptable quality” - see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2017.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 124.9% of the loan portfolio at December 31, 2017. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit, asset-based lines of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.
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
The Bank’s largest commercial loan as of December 31, 2017 was a $35.0 million revolving line of credit to a large importer of aluminum with a risk rating of “4” (loans rated “4” are deemed “acceptable quality” - see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). The line is used primarily for working capital purposes and is well secured with advances governed by a formula against eligible accounts receivable. As of December 31, 2017, there was a $33.5 million outstanding balance under the line.

Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 220.0% of the loan portfolio at December 31, 2017. Home equity loans and home equity lines of credit constituted 95.0% of the consumer loan portfolio and indirect marine loans constituted 2.1% of the consumer loan portfolio as of December 31, 2017. The remaining 2.9% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans. The Bank no longer purchases indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. As of December 31, 2017, there was $245.2 million of first-lien home equity loans outstanding. The Bank’s home equity lines are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2017 were $459.9 million and $178.7 million, respectively, representing utilization of 38.9%.
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

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Originations:
Residential mortgage	$121,901	$145,684	$117,397
Commercial mortgage	525,900	427,442	332,940
Multi-family mortgage	51,371	238,386	308,298
Construction	354,594	265,623	304,733
Commercial	2,525,921	1,891,067	1,437,749
Consumer	121,790	125,515	154,781
Subtotal of loans originated	3,701,477	3,093,717	2,655,898
Loans purchased	—	28,590	95,283
Total loans originated and purchased	3,701,477	3,122,307	2,751,181

Loans sold	24,938	34,976	11,918

Repayments:
Residential mortgage	188,103	197,701	204,863
Commercial mortgage	188,352	273,469	303,165
Multi-family mortgage	150,205	102,939	176,312
Construction	249,872	129,918	119,784
Commercial	2,403,945	1,735,420	1,279,978
Consumer	163,041	175,658	196,819
Total repayments	3,343,518	2,615,105	2,280,921
Total reductions	3,368,456	2,650,081	2,292,839
Other items, net(1)	(10,789)	(6,414)	(6,173)
Net increase	$322,232	$465,812	$452,169

(1)	Other items, net include charge-offs, deferred fees and expenses, discounts and premiums.

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
The largest individual lending authority is $10.0 million, which is only available to the Chief Executive Officer, the Chief Lending Officer and the Chief Credit Officer. The authority of the Chief Lending Officer and Chief Credit Officer may be increased to $15.0 million for permanent commercial real estate loans on a joint basis. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of ten senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Administrative Officer and the Credit Risk Manager, and requires a majority vote for credit approval.
While the Bank discourages loan policy exceptions, based upon reasonable business considerations exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer or the Department Manager of the lending department responsible for the underlying loan, if it is within his or her approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Credit Committee and the Risk Committee of the Board of Directors on a quarterly basis, or more frequently if necessary.
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
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2017, the regulatory lending limit was $132.8 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $80.0 million for loans with a risk rating of "2" or better, up to $70.0 million for loans with a risk rating of "3", and up to $50.0 million for loans with a risk rating of "4". Maximum group exposure limits may be lower depending on the type of loans involved. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2017, the Bank’s largest group exposure with an individual borrower and its related entities was $107.0 million, consisting of eight commercial real estate loans totaling $98.2 million, secured by seven retail and office buildings located in New Jersey, a $6.0 million unsecured line of credit, a $2.7 million letter of credit and two ACH lines of credit totaling $125,000. The loans have an average risk rating of “3”. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in the state of New Jersey. Management has determined that this exception to the internal group exposure policy limit is manageable and is mitigated by the borrower’s diverse revenue mix, as well as its reputation and proven successful track record. This lending relationship was approved as an exception to the internal policy limits by the management Credit Committee and reported to the Risk Committee of the Board of Directors, and conformed to the regulatory limit applicable to the Bank at the time the loan was originated. As of December 31, 2017, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2017, the Bank had $2.1 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
Delinquent Loans and Non-performing Loans and Assets. The Bank’s policies require that the Chief Credit Officer continuously monitor the status of the loan portfolios and report to the Board of Directors on at least a quarterly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2017, there were 149 impaired loans totaling $52.0 million, of which 141 loans totaling $41.7 million were TDRs. Included in this total were 125 TDRs to 121 borrowers totaling $31.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2017.
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
The Bank’s determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2017, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2017, $65.4 million of loans were classified as “substandard,” which consisted of $29.7 million in commercial loans, $25.1 million in commercial and multi-family mortgage loans, $8.1 million in residential loans and $2.5 million in consumer loans. At that same date, there were $428,000 loans classified as “doubtful”. Also, there were no loans classified as “loss” at December 31, 2017. As of December 31, 2017, $44.7 million of loans were designated “special mention.”
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2017				At December 31, 2016				At December 31, 2015
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	27	$4,325	49	$8,105	33	$6,563	67	$12,021	29	$5,434	71	$12,031
Commercial mortgage loans	—	—	8	5,887	1	80	6	5,192	1	543	8	1,263
Multi-family mortgage loans	—	—	—	—	—	—	2	553	1	506	2	741
Construction loans	—	—	—	—	—	—	1	2,517	—	—	1	2,351
Total mortgage loans	27	4,325	57	13,992	34	6,643	76	20,283	31	6,483	82	16,386
Commercial loans	2	406	24	6,901	4	357	29	11,857	4	801	26	5,812
Consumer loans	12	487	41	2,491	19	1,199	43	2,940	19	1,194	50	4,054
Total loans	41	$5,218	122	$23,384	57	$8,199	148	$35,080	54	$8,478	158	$26,252

Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2017, there were 16 TDRs totaling $10.0 million that were classified as non-accrual, compared to 22 non-accrual TDRs which totaled $11.7 million at December 31, 2016. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$8,105	$12,021	$12,031	$17,222	$23,011
Commercial mortgage loans	7,090	7,493	1,263	20,026	18,662
Multi-family mortgage loans	—	553	742	322	403
Construction loans	—	2,517	2,351	—	8,448
Commercial loans	17,243	16,787	23,875	12,342	22,228
Consumer loans	2,491	3,030	4,109	3,944	3,928
Total non-accruing loans	34,929	42,401	44,371	53,856	76,680
Accruing loans - 90 days or more delinquent	—	—	165	—	—
Total non-performing loans	34,929	42,401	44,536	53,856	76,680
Foreclosed assets	6,864	7,991	10,546	5,098	5,486
Total non-performing assets	$41,793	$50,392	$55,082	$58,954	$82,166
Total non-performing assets as a percentage of total assets	0.42%	0.53%	0.62%	0.69%	1.10%
Total non-performing loans to total loans	0.48%	0.61%	0.68%	0.88%	1.48%
Non-performing commercial mortgage loans decreased $403,000 to $7.1 million at December 31, 2017, from $7.5 million at December 31, 2016. At December 31, 2017, the Company held 10 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $2.9 million loan secured by a first mortgage on a retail property located in Washington Township, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans increased $456,000, to $17.2 million at December 31, 2017, from $16.8 million at December 31, 2016. Non-performing commercial loans at December 31, 2017 consisted of 30 loans. The largest non-performing commercial loan relationship consisted of two loans to a health and fitness club with total outstanding balances of $8.4 million at December 31, 2017. Both of these loans are secured by liens on a commercial property. These loans are currently paying in accordance with their restructured terms.
There were no non-performing constructions loans at December 31, 2017. Non-performing constructions loans in the prior year amounted to $2.5 million.
At December 31, 2017, the Company held $6.9 million of foreclosed assets, compared with $8.0 million at December 31, 2016. Foreclosed assets at December 31, 2017 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2017, there were 16 additions to foreclosed assets with a carrying value of $3.8 million and 26 properties sold with a carrying value of $4.3 million. Foreclosed assets at December 31, 2017, consisted of $3.9 million of commercial real estate and $3.0 million of residential real estate.
Non-performing assets totaled $41.8 million, or 0.42% of total assets at December 31, 2017, compared to $50.4 million, or 0.53% of total assets at December 31, 2016. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million during the year ended December 31, 2017. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2017 was not material.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look-back period and adjusted for a loss emergence period; these factors are evaluated at least annually. The most recent periodic review and recalculation of quantitative loss factors was completed in the third quarter of 2017 using historical loss data through June 30, 2017 and was applied effective September 30, 2017. Qualitative adjustments give consideration to other qualitative or environmental factors such as:

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
Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period; qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The range of adjustments to historical loss rates applicable to qualitative factors were updated in the third quarter of 2017 in conjunction with the review and recalculation of quantitative loss factors. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the general allowance for loan losses.
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
Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$61,883	$61,424	$61,734	$64,664	$70,348
Charge offs:
Residential mortgage loans	421	1,033	1,296	3,184	3,900
Commercial mortgage loans	72	35	1,086	705	2,882
Multi-family mortgage loans	2	—	105	4	—
Construction loans	6	—	—	15	234
Commercial loans	7,187	4,862	2,863	4,449	3,686
Consumer loans	1,253	1,020	3,478	2,515	3,704
Total	8,941	6,950	8,828	10,872	14,406
Recoveries:
Residential mortgage loans	1	57	102	73	160
Commercial mortgage loans	59	504	86	131	104
Multi-family mortgage loans	—	67	2	1	—
Construction loans	6	—	57	80	869
Commercial loans	800	570	2,413	1,776	1,075
Consumer loans	787	811	1,508	1,231	1,014
Total	1,653	2,009	4,168	3,292	3,222
Net charge-offs	7,288	4,941	4,660	7,580	11,184
Provision for loan losses	5,600	5,400	4,350	4,650	5,500
Balance at end of period	$60,195	$61,883	$61,424	$61,734	$64,664
Ratio of net charge-offs to average loans outstanding during the period	0.10%	0.07%	0.07%	0.13%	0.22%
Allowance for loan losses to total loans	0.82%	0.88%	0.94%	1.01%	1.24%
Allowance for loan losses to non-performing loans	172.34%	145.95%	137.92%	114.63%	84.33%

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

	At December 31,
	2017		2016		2015		2014		2013
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$4,328	15.59%	$5,540	17.30%	$5,110	19.20%	$4,805	20.58%	$5,500	22.60%
Commercial mortgage loans	13,136	29.62	12,234	28.24	12,798	26.25	16,645	27.86	16,404	26.96
Multi-family mortgage loans	4,919	19.15	7,481	20.02	7,841	18.88	6,258	17.12	5,933	17.87
Construction loans	5,669	5.35	4,371	3.77	6,345	5.06	4,269	3.62	6,307	3.52
Commercial loans	29,814	23.81	29,143	23.28	25,829	21.94	24,381	20.76	24,107	17.93
Consumer loans	2,329	6.48	3,114	7.39	3,501	8.67	4,881	10.06	4,929	11.12
Unallocated	—	—	—	—	—	—	495	—	1,484	—
Total	$60,195	100.00%	$61,883	100.00%	$61,424	100.00%	$61,734	100.00%	$64,664	100.00%
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
Management conducts a periodic review and evaluation of the securities portfolio to determine if any securities with a market value below book value were other-than-temporarily impaired. If such an impairment was deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and the Company would recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income (loss). The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases.

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
At December 31, 2017, the Bank held $102,000 in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.
Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$382	$396	$893	$924	$1,597	$1,658
FHLB obligations	410	403	409	407	500	498
FHLMC obligations	1,600	1,564	1,600	1,560	500	500
FNMA obligations	1,799	1,763	1,798	1,762	3,096	3,099
FFCB obligations	499	491	499	496	—	—
State and municipal obligations	462,942	470,484	473,653	474,852	458,062	472,661
Corporate obligations	10,020	9,938	9,331	9,286	9,929	9,915
Total held-to-maturity	$477,652	$485,039	$488,183	$489,287	$473,684	$488,331
Available for Sale:
U.S Treasury obligations	—	—	7,995	8,008	8,006	8,004
Mortgage-backed securities	993,548	988,367	952,992	951,861	857,430	863,861
FHLMC obligations	—	—	10,009	10,014	20,101	20,059
FHLB obligations	19,014	19,005	25,136	25,164	30,298	30,273
FNMA obligations	—	—	21,978	22,010	31,997	31,998
State and municipal obligations	3,259	3,388	3,727	3,743	4,193	4,308
Corporate obligations	26,047	26,394	19,013	19,037	5,516	5,512
Equity securities	417	658	397	549	397	519
Total available for sale	$1,042,285	$1,037,812	$1,041,247	$1,040,386	$957,938	$964,534
Average expected life of securities(1)	4.34 years		4.24 years		4.40 years

(1)	Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.

The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2017:
FNMA	$476,768	$473,608
FHLMC	440,362	437,855
The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2017. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity securities and at fair value for available for sale securities.

	At December 31, 2017
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$110	3.49%	$272	5.37%	$—	—%	$—	—%	$382	4.83%
Agency obligations	600	1.03	3,708	1.57	—	—	—	—	4,308	1.49
Corporate obligations	1,565	1.55	8,455	2.50	—	—	—	—	10,020	2.35
State and municipal obligations	4,958	3.47	55,189	3.12	260,937	2.61	141,858	2.72	462,942	2.71
Total held to maturity	$7,233	2.85%	$67,624	2.97%	$260,937	2.61%	$141,858	2.72%	$477,652	2.70%
Available for Sale:
State and municipal obligations	$396	3.92%	$—	—%	$2,992	2.78%	$—	—%	$3,388	2.91%
Mortgage-backed securities	401	3.68	25,789	1.70	205,439	2.50	756,738	2.61	988,367	2.56
Agency obligations	19,005	1.15	—	—	—	—	—	—	19,005	1.15
Corporate obligations	989	2.60	3,048	2.99	22,357	4.99	—	—	26,394	4.67
Total available for sale(2)	$20,791	1.32%	$28,837	1.84%	$230,788	2.74%	$756,738	2.61%	$1,037,154	2.59%

(1)	Yields are not tax equivalent.

(2)	Totals exclude $658,000 of available for sale equity securities at fair value.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 90.5% of total deposits at December 31, 2017 and 90.1% of total deposits at December 31, 2016. As of December 31, 2017 and 2016, time deposits maturing in less than one year amounted to $424.4 million and $439.0 million, respectively.
The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2017.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	(Dollars in thousands)
Certificates of deposit of $100,000 or more	$143,270	$44,581	$33,288	$94,935	$316,074
Certificates of deposit less than $100,000	75,241	62,882	65,186	115,426	318,735
Total certificates of deposit	$218,511	$107,463	$98,474	$210,361	$634,809

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2017						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2017	2016	2015
	(Dollars in thousands)
Rate:
0.00 to 0.99%	$249,087	$30,103	$4,115	$—	$9	$255	$283,569	$421,772	$497,327
1.00 to 2.00%	175,361	65,190	49,875	24,992	23,978	3,296	342,692	228,111	226,456
2.01 to 3.00%	—	284	713	155	7,392	—	8,544	950	15,081
3.01 to 4.00%	—	—	—	4	—	—	4	4	23
4.01 to 5.00%	—	—	—	—	—	—	—	104	492
5.01 to 6.00%	—	—	—	—	—	—	—	200	302
6.01 to 7.00%	—	—	—	—	—	—	—	6	6
Over 7.01%	—	—	—	—	—	—	—	36	34
Total	$424,448	$95,577	$54,703	$25,151	$31,379	$3,551	$634,809	$651,183	$739,721

Borrowed Funds. At December 31, 2017, the Bank had $1.74 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,288,448	$1,343,095	$1,363,122
FHLBNY line of credit	472,000	173,000	160,000
Securities sold under agreements to repurchase	210,702	283,233	346,361
Average Balance:
FHLBNY advances	1,237,979	1,315,278	1,249,193
FHLBNY line of credit	179,003	37,608	80,847
Securities sold under agreements to repurchase	164,982	224,421	273,934
Weighted Average Interest Rate:
FHLBNY advances	1.78%	1.76%	1.84%
FHLBNY line of credit	1.17	0.61	0.40
Securities sold under agreements to repurchase	1.26	1.42	1.49
The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2017	2016	2015
	(Dollars in thousands)
FHLBNY advances	1,127,335	1,295,080	1,350,282
FHLBNY line of credit	472,000	161,000	96,000
Securities sold under repurchase agreements	143,179	156,665	261,350
Total borrowed funds	$1,742,514	$1,612,745	$1,707,632
Weighted average interest rate of FHLBNY advances	1.74%	1.77%	1.77%
Weighted average interest rate of FHLBNY line of credit	1.53%	0.79%	0.49%
Weighted average interest rate of securities sold under agreements to repurchase	1.00%	1.35%	1.47%
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
Beacon focuses on delivering personalized investment strategies based on each client’s risk profile. These strategies are focused on maximizing clients’ investment returns, while minimizing expenses. Most of the fee income generated by Beacon is based on assets under management.
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
Bergen Avenue Realty, LLC, a New Jersey limited liability company is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure. At December 31, 2017, Bergen Avenue Realty, LLC had total assets of $4.1 million.
Bergen Avenue Realty PA, LLC, a Pennsylvania limited liability company is a wholly owned subsidiary of the Bank formed to manage and sell real estate acquired through foreclosure in Pennsylvania. At December 31, 2017, Bergen Avenue Realty PA, LLC had total assets of $854,000.
Beacon Trust Company, a New Jersey limited purpose trust company, is a wholly owned subsidiary of the Bank.
Beacon Investment Advisory Services, Inc. is a wholly owned subsidiary of Beacon Trust Company, incorporated under Delaware law and is a registered investment advisor.
PERSONNEL
As of December 31, 2017, the Company had 957 full-time and 97 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act have impacted, and will continue to impact the Company and the Bank. For example, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has the authority to impose new requirements. However, institutions with less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the enforcement authority of their principal regulator, although the Consumer Financial Protection Bureau has back-up authority to examine and enforce consumer protection laws against all institutions, including those with less than $10 billion in assets.
As of December 31, 2017, the Bank had consolidated assets of $9.85 billion. The Dodd-Frank Act established several measures that apply to institutions and holding companies once they reach $10 billion in assets. In addition to Consumer Financial Protection Bureau compliance examinations, as discussed above, limits on debit card interchange fees apply, which will reduce the Bank’s fee income. Certain enhanced prudential standards will also become applicable such as additional risk management requirements, both from a framework and corporate governance perspective. Stress testing requirements and related filing requirements, which involve assessing the potential impact on the Bank and Company of various scenarios prescribed by the federal regulatory agencies, also become applicable. These and other supervisory and regulatory implications of crossing the $10 billion threshold would likely result in increased regulatory costs.
The material laws and regulations applicable to the Company and the Bank are summarized below and elsewhere in this Annual Report on Form 10-K.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2017, the Bank was considered “well capitalized” under FDIC guidelines.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was effective on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer during the calendar year 2017 was 1.25% and increased to 1.875% on January 1, 2018.
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2017:

	As of December 31, 2017
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$834,084	9.07%	4.00%	4.00%
Common equity Tier 1 risk-based capital	834,084	11.15	4.50	5.75
Tier 1 risk-based capital	834,084	11.15	6.00	7.25
Total risk-based capital	894,430	11.95	8.00	9.25
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2017, the Bank was considered “well capitalized” under FDIC guidelines.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2017, dividends paid by the FHLBNY to the Bank totaled $4.1 million.
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
Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods and borrowers (i.e. assessment(s)).  In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act.  Among other things, the current Community Reinvestment Act regulations rate an institution based upon its actual performance in meeting community needs.  In particular, the current examination and evaluation process focuses on three tests:

•
a lending test, to evaluate the institution’s record of making home mortgage, small business, small farm, and consumer loans, if applicable, in its assessment area(s), with consideration given towards, amongst other factors, borrower characteristics and geographic distribution;

•
an investment test, to evaluate the institution’s record of helping to meet the credit needs of its assessment area(s) through qualified investments characterized as a lawful investment, deposit, membership share, or grant that has as its primary purpose community development; and

•
a service test, to evaluate the institution’s systems for delivering retail banking services through its branches, ATMs and other offices and access facilities, including the distribution of its branches, ATMs and other offices/access facilities, and the institution’s record of opening and closing branches.

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

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of the borrower’s characteristics as specified in those statutes.  An institution’s failure to comply with the Equal Credit Opportunity Act and/or the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.
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
Federal Reserve System
Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. For 2018, the Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $16.0 million and up to $122.3 million, and 10% against that portion of total transaction accounts in excess of up to $122.3 million. The first $16.0 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.
Internet Banking
Technological developments continue to significantly alter the ways in which financial institutions and their customers conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have targeted various aspects of internet banking, including the security and systems. There can be no assurance that the bank regulatory agencies will adopt new regulations that will not materially affect the Bank’s Internet operations or restrict any such further operations.

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
The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was effective on January 1, 2016, and will increase each year until fully implemented on January 1, 2019. As of December 31, 2017, the Company’s regulatory capital ratios exceed these minimum capital requirements.
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2017.

	As of December 31, 2017
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$887,924	9.65%	4.00%	4.00%
Common Equity Tier 1 risk-based capital	887,924	11.87	4.50	5.75
Tier 1 risk-based capital	887,924	11.87	6.00	7.25
Total risk-based capital	948,119	12.67	8.00	9.25

(1)
For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2017, the Company was “well capitalized” under Federal Reserve Board guidelines.
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
Investment Adviser Regulation
Beacon Investment Advisory Services, Inc. is an investment adviser registered with the SEC. As such, it is required to make certain filings with and is subject to periodic examination by, the SEC.
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
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted. Included as part of the law, was a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Based upon the change in the tax rate, the Company revalued its net deferred tax asset at December 31, 2017 to reflect the reduced rate that will apply in future periods when theses deferred taxes are settled or realized. As a result of the enactment of the Tax Act, the Company recognized an additional tax expense of $3.9 million for the year ended December 31, 2017.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2017 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2017, the Bank had an unrecognized tax liability of $13.7 million with respect to this reserve.
Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover. The recently enacted Tax Act repeals the corporate AMT effective for tax years beginning after December 31, 2017.
Net Operating Loss Carryovers. Under the general rule, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, the Company had approximately $1.3 million of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation. The Tax Act limits limits the NOL deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. It also repeals the pre-enactment carryback provision for NOLs and provides for the indefinite carryforward of NOLs arrising in tax years ending after December 31, 2017.
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
Pennsylvania State Taxation. The Bank is subject to Pennsylvania Mutual Thrift Institutions Tax. Mutual thrift institutions tax is imposed at the rate of 11.5% on net taxable income of mutual thrift institutions in Pennsylvania, including savings banks without capital stock, building and loan associations, savings and loan associations, and savings institutions having capital stock.
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The new legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations will now be taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2017 was 28.3% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned entire net income. The Bank is currently under audit with respect to its New York State combined franchise tax return for tax years 2015 and 2016.
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
The Federal Reserve Board has maintained interest rates at historically low levels through its targeted federal funds rate and recently shifted its strategy to a measured approach of increasing the targeted federal funds rate. If the Federal Reserve Board’s recent policy action to increase short-term rates does not result in a commensurate increase in long-term rates, we may experience a flattening or inverted yield curve that could negatively impact our net interest margin and earnings.
Our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income would decrease 3.8% or $11.2 million. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2017, our available for sale securities portfolio totaled $1.04 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have a temporary adverse effect on stockholders’ equity.
We are also subject to other financial risks related to interest rate movements. Changes in interest rates can affect the average lives of loans and mortgage related securities. Increases in interest rates can result in extending the average lives of our loans and mortgage related securities, thereby reducing the amount of cash flows available to invest in higher-yielding assets. Decreases in interest rates can result in the prepayment or refinancing of loans and loans underlying mortgage related securities, resulting in accelerated cash flows subject to reinvestment at reduced market interest rates and increased premium amortization.
We are subject to liquidity risk.
Liquidity risk is the potential that we will be unable to meet our obligations as they become due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis at a reasonable cost. Liquidity is required to fund various obligations, including loan originations and commitments, withdrawals by depositors, repayments of borrowings, operating expenses and capital expenditures. Liquidity is derived primarily from deposit growth and retention; principal and interest payments, sales, maturities, and prepayments of loans and investment securities; net cash provided from operations; and access to other funding sources.
Our access to funding sources in amounts adequate to finance our activities could be impaired by factors specific to us or the financial services industry in general. Factors detrimental to our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, lack of competitiveness, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan quality reviews and credit risk ratings, loan portfolio trends, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, or if delinquencies or non-accrual and non-performing loans increase, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income.
Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. In 2016, the Financial Accounting Standards Board released an updated standard for determining credit losses, which fundamentally changes how financial institutions calculate their allowance reserves. The new standard, which will become effective for reporting periods effective January 1, 2020, will require us to adopt a “Current Expected Credit Loss” model that measures projected credit losses over the estimated life of the asset. This approach is a significant departure from the current accounting standard, which estimates potential credit losses based on losses considered to be probable and reasonably estimable. When adopted, this new standard may increase our allowance for credit losses, which could materially affect our financial condition and future results of operations. The extent of the increase, if any, will ultimately depend upon the nature and characteristics of our loan portfolio at the adoption date, as well as the macroeconomic assumptions and forecasts used at that date. Therefore, the potential financial impact is currently unknown.
Our commercial real estate, multi-family, and commercial loans expose us to increased lending risks.
A significant portion of our loan portfolio consists of commercial real estate, multi-family, commercial and, to a lesser extent, construction loans. These loans are generally regarded as having a higher risk of default and loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property. In addition, our construction loans, multi-family loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans. Also, many of our borrowers of these types of loans have more than one loan outstanding with us. Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.

We may be adversely affected by recent changes in U.S. tax laws.
The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes. As a result of the enactment of this legislation, the Company recognized an additional tax expense of $3.9 million for the year ended December 31, 2017.
The recent changes in the tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
If bank regulators impose limitations on our commercial real estate lending activities, earnings could be adversely affected.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. While our level of CRE Loans equaled 453% of total risk-based capital at December 31, 2017, our CRE Loan portfolio has not increased by 50% or more during the preceding 36 months.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If our regulators were to impose restrictions on the amount of commercial real estate loans we can hold in our loan portfolio, or require higher capital ratios as a result of the level of commercial real estate loans held, our earnings or our ability to engage in certain merger and acquisition activity could be adversely affected.
Our continuing concentration of loans in our primary market area may increase our risk.
Our success is significantly affected by general economic conditions in northern and central New Jersey, and eastern Pennsylvania. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers mostly located in our primary markets. Consequently, a downturn in economic conditions in our local markets would have a significant impact on our loan portfolios, the ability of borrowers to meet their loan payment obligations and the value of the collateral securing our loans. Adverse local economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our banking operations. Additionally, because we have a significant amount of real estate loans, depressed real estate values and real estate sales could also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.
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
The financial services industry continues to experience increasing numbers of severe cyber-attacks aimed at gaining unauthorized access to systems and data, or obstructing access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.
We have established policies, processes, and tools to limit the impact of cyber-attacks, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data and maintain operational resiliency may put us at risk for possible losses due to fraud or operational disruption.
Our customers are also the target of cyber-attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.
The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business, and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the FDIC, as insurer of our deposits. As a bank holding company, we are subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets, the adequacy of our allowance for loan losses, and our management of risks posed by our reliance on third party vendors. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our operations.
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
We will be subject to heightened regulatory requirements when we exceed total assets of $10 billion.
Provident's total assets were $9.85 billion at December 31, 2017. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, enhanced risk management frameworks and stress testing, all of which increase operating costs and reduce earnings.
As we approach $10 billion in assets, we are incurring additional costs to prepare for the implementation of these imposed requirements. We may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Further, federal financial regulators may require us to accelerate our actions and investments to prepare for compliance before we exceed $10 billion in total consolidated assets, and may suspend or delay certain regulatory actions, such as approving a merger agreement, if they deem our preparations to be inadequate. Upon reaching this threshold, we face the risk that we may fail to meet these requirements, which may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
A general economic slowdown or uncertainty that produces either reduced returns or excessive market volatility could adversely impact our wealth management fee income.
A general economic slowdown could affect the value of the assets under management in our wealth management business resulting in lower fee income. Furthermore, conditions that produce extended market volatility could affect our ability to provide our clients with an adequate return, thereby impacting our ability to attract new clients or causing existing clients to seek more stable investment opportunities with alternative wealth advisors.
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

In particular, over the past decade, our local markets have experienced the effects of substantial banking consolidation, and large out-of-state competitors have grown significantly. Many of these competitors have substantially greater resources and lending limits than we do, and may offer certain deposit and loan pricing, services or credit criteria that we do not or cannot provide. There are also a number of strong locally-based competitors with large capital positions in our market who may deploy aggressive strategies to drive growth, take our customers and win market share.
Furthermore, key components of the financial services value chain have been replicated by digital innovation, commonly referred to as Fintech. The adoption of these Fintech solutions within our market area may cause greater and faster disruption to our business model if we are unable to keep pace with, or invest wisely in, these enabling technologies.
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
Our business is subject to risk from external events. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings could decline.
We record all assets acquired and liabilities assumed by the Company in purchase acquisitions, including goodwill and other intangible assets, at fair value. At December 31, 2017, goodwill totaling $411.6 million was not amortized but remains subject to impairment tests at least annually, or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a potential inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and other intangible assets requires subjective judgments about the estimates of the fair value of assets acquired.
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
A State Bank in New Jersey could be disruptive to our overall strategies and potentially reduce the level of public funds held on deposit with us.
We maintain a large and relatively stable level of deposits from local government entities, primarily through relationships we have cultivated with New Jersey municipalities. These moneys are a relatively low-cost source used to fund our loans and investments. The State of New Jersey is considering creating a State Bank, whose purpose would be to promote small businesses, fair educational lending, housing, infrastructure improvements, community development, economic development, commerce, and industry in the State. As currently proposed, it intends to permit State funds, including funds from State institutions and any State public source, to be held by the State Bank. There can be no assurance that legislation to create a State Bank will pass or whether it will pass as currently proposed.
Given the degree of our funding reliance on many New Jersey-based public entities and the potential scope of the proposed State Bank’s lending activities, we are uncertain of the impact this proposal may have on us. If we are unable to retain the current level of public funds on deposit, we may need to increase the costs associated with our funding needs, which could have a negative impact on our net income.

Item 1B.	Unresolved Staff Comments
There are no unresolved comments from the staff of the SEC to report.

Item 2.	Properties
Property
At December 31, 2017, the Bank conducted business through 84 full-service branch offices located in Hudson, Bergen, Essex, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren counties in New Jersey, and in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus and Princeton, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The aggregate net book value of premises and equipment was $63.2 million at December 31, 2017.
On December 13, 2017, the Company completed the sale and leaseback of 12 of its New Jersey banking offices, which had a net book value of $14.5 million. Net proceeds from the sale totaled $20.7 million. The transaction did not have a significant immediate impact on the Company’s financial statements as the resultant net gain on sale will be recognized over the 10 year term of the leases as a reduction of rent expense.
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
As of February 1, 2018, there were 83,209,293 shares of the Company’s common stock issued and 66,842,531 shares outstanding, and approximately 4,935 stockholders of record.
The table below shows the high and low closing prices reported on the NYSE for the Company’s common stock, as well as the cash dividends paid per common share during the periods indicated.

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$28.64	$24.99	$0.19	$20.23	$17.93	$0.17
Second Quarter	26.65	23.34	0.19	20.68	18.66	0.18
Third Quarter	26.81	23.50	0.20	21.66	19.22	0.18
Fourth Quarter	28.75	25.83	0.35	28.70	20.86	0.18
The $0.35 cash dividend paid per common share in the fourth quarter of 2017 included a $0.15 special cash dividend declared by the Board of Directors on November 16, 2017 and paid on December 22, 2017. On January 26, 2018, the Board of Directors declared a quarterly cash dividend of $0.20 per common share, which was paid on February 28, 2018, to common stockholders of record as of the close of business on February 15, 2018. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.
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

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2012 through December 31, 2017, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2012.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Provident Financial Services, Inc.	100.00	133.92	129.63	149.62	217.53	214.91
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Thrift	100.00	128.33	138.02	155.20	190.11	188.72

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2017 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2017 through October 31, 2017	—	$—	—	3,148,526
November 1, 2017 through November 30, 2017	2,033	25.92	2,033	3,146,493
December 1, 2017 through December 31, 2017	—	—	—	3,146,493
Total	2,033	$25.92	2,033

(1)
On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date. All shares purchased during the fourth quarter of 2017 were repurchased pursuant to the seventh general repurchase program.

(2)
On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which will commence upon completion of the seventh repurchase program. The repurchase program has no expiration date.

All common stock repurchases for the three months ended December 31, 2017 were made in connection with employee income tax withholding on stock-based compensation.

Item 6.	Selected Financial Data
The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$9,845,274	$9,500,465	$8,911,657	$8,523,377	$7,487,328
Loans, net(1)	7,265,523	6,941,603	6,476,250	6,023,771	5,130,149
Investment securities held to maturity	477,652	488,183	473,684	469,528	357,500
Securities available for sale	1,037,812	1,040,386	964,534	1,074,395	1,157,594
Deposits	6,714,166	6,553,629	5,923,987	5,792,523	5,202,471
Borrowed funds	1,742,514	1,612,745	1,707,632	1,509,851	1,203,879
Stockholders’ equity	1,298,661	1,251,781	1,196,065	1,144,099	1,010,753

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Operations Data:
Interest income	$323,846	$302,315	$291,781	$279,361	$252,777
Interest expense	45,644	43,748	41,901	40,472	36,767
Net interest income	278,202	258,567	249,880	238,889	216,010
Provision for loan losses	5,600	5,400	4,350	4,650	5,500
Net interest income after provision for loan losses	272,602	253,167	245,530	234,239	210,510
Non-interest income	55,697	55,393	55,222	41,168	44,153
Non-interest expense	187,822	183,778	180,589	169,991	148,763
Income before income tax expense	140,477	124,782	120,163	105,416	105,900
Income tax expense	46,528	36,980	36,441	31,785	35,366
Net income	$93,949	$87,802	$83,722	$73,631	$70,534
Earnings per share:
Basic earnings per share	$1.46	$1.38	$1.33	$1.22	$1.23
Diluted earnings per share	$1.45	$1.38	$1.33	$1.22	$1.23

(1)	Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	0.99%	0.95%	0.96%	0.92%	0.97%
Return on average equity	7.28	7.12	7.12	6.75	7.08
Average net interest rate spread	3.07	2.98	3.07	3.18	3.19
Net interest margin(2)	3.21	3.11	3.20	3.30	3.31
Average interest-earning assets to average interest-bearing liabilities	1.27	1.25	1.24	1.22	1.22
Non-interest income to average total assets	0.58	0.60	0.64	0.51	0.61
Non-interest expenses to average total assets	1.97	1.99	2.07	2.11	2.05
Efficiency ratio(3)	56.25	58.54	59.19	60.70	57.18
Asset Quality Ratios:
Non-performing loans to total loans	0.48%	0.61%	0.68%	0.88%	1.48%
Non-performing assets to total assets	0.42	0.53	0.62	0.69	1.10
Allowance for loan losses to non-performing loans	172.34	145.95	137.92	114.63	84.32
Allowance for loan losses to total loans	0.82	0.88	0.94	1.01	1.24
Capital Ratios:
Leverage capital(4)	9.65%	9.25%	9.25%	9.21%	9.42%
Total risk based capital(4)	12.67	12.50	12.57	13.06	12.89
Average equity to average assets	13.53	13.38	13.53	13.57	14.14
Other Data:
Number of full-service offices	84	87	87	86	77
Full time equivalent employees	1,006	1,001	1,008	967	886

(1)	Averages presented are daily averages.

(2)	Net interest income divided by average interest earning assets.

(3)	Represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Leverage capital ratios are presented as a percentage of quarterly average tangible assets. Risk-based capital ratios are presented as a percentage of risk-weighted assets.

	At December 31,
Efficiency Ratio Calculation:	2017	2016	2015	2014	2013
Net interest income	$278,202	$258,567	$249,880	$238,889	$216,010
Non-interest income	55,697	55,393	55,222	41,168	44,153
Total income	$333,899	$313,960	$305,102	$280,057	$260,163
Non-interest expense	$187,822	$183,778	$180,589	$169,991	$148,763
Expense/income	56.25%	58.54%	59.19%	60.70%	57.18%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In recent years, the Bank has focused on commercial mortgage, multi-family, construction and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s credit policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2017, these commercial loan types accounted for 77.9% of the loan portfolio and retail loans accounted for 22.1%. The Company intends to continue to focus on commercial mortgage, multi-family, construction and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2017, core deposits were 90.5% of total deposits.
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
Management's evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency status. For commercial mortgage, multi-family, construction and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.
As part of the evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analysis that categorizes the entire loan portfolio by certain risk characteristics such as loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and loan risk rating.
When assigning a risk rating to a loan, management utilizes a nine point internal risk rating system. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, multi-family, construction and commercial loans are rated individually and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and the Credit Department. The risk ratings are also confirmed through periodic loan review examinations, which are currently performed by an independent third party, and periodically by the Credit Committee in the credit renewal or approval process. In addition, the Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk rating.
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look-back period and adjusted for a loss emergence period. Quantitative loss factors are evaluated at least annually. Management completed its annual evaluation of the quantitative loss factors for the quarter ended September 30, 2017. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. Qualitative adjustments are evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for loan losses.
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
The Company’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the years ended 2017, 2016 and 2015.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at December 31, 2017 and 2016.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2017, 2016 and 2015. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$19,670	$199	1.00%	$62,704	$314	0.50%	$22,663	$57	0.25%
Federal funds sold and short-term investments	51,790	1,071	2.07	13,010	184	1.42	1,431	1	0.04
Investment securities(1)	487,616	13,027	2.67	478,901	13,208	2.76	473,425	13,494	2.85
Securities available for sale	1,044,703	22,384	2.14	1,008,900	19,377	1.92	1,029,249	20,323	1.97
Federal Home Loan Bank NY Stock	73,995	4,061	5.49	72,928	3,513	4.82	73,162	3,075	4.20
Net loans(2)	6,971,512	283,104	4.06	6,669,778	265,719	3.98	6,215,347	254,831	4.10
Total interest-earning assets	8,649,286	323,846	3.74	8,306,221	302,315	3.64	7,815,277	291,781	3.73
Non-interest earning assets	885,499			906,332			876,723
Total assets	$9,534,785			$9,212,553			$8,692,000
Interest-bearing liabilities:
Savings deposits	$1,101,103	12,205	0.35%	$1,047,061	1,709	0.16%	$984,704	1,039	0.11%
Demand deposits	3,477,413	2,092	0.19	3,305,269	10,106	0.31	2,955,133	8,045	0.27
Time deposits	649,195	5,144	0.79	725,802	5,132	0.71	784,242	5,437	0.69
Borrowed funds	1,581,964	26,203	1.66	1,577,307	26,801	1.70	1,603,974	27,380	1.71
Total interest-bearing liabilities	6,809,675	45,644	0.67	6,655,439	43,748	0.66	6,328,053	41,901	0.66
Non-interest bearing liabilities:
Non-interest bearing deposits	1,366,354			1,243,224			1,117,372
Other Non-interest bearing liabilities	68,783			81,044			70,976
Total Non-Interest Bearing Liabilities	1,435,137			1,324,268			1,188,348
Total liabilities	8,244,812			7,979,707			7,516,401
Stockholders’ equity	1,289,973			1,232,846			1,175,599
Total liabilities and equity	$9,534,785			$9,212,553			$8,692,000
Net interest income		$278,202			$258,567			$249,880
Net interest rate spread			3.07%			2.98%			3.07%
Net interest earning assets	$1,839,611			$1,650,782			$1,487,224
Net interest margin(3)			3.21%			3.11%			3.20%
Ratio of interest-earning assets to total interest-bearing liabilities	1.27x			1.25x			1.24x

(1)	Average outstanding balance amounts are at amortized cost.

(2)	Average outstanding balances are net of the allowance for loan losses, deferred loan fees and expenses, and loan premiums and discounts and include non-accrual loans.

(3)	Net interest income divided by average interest-earning assets.

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

	Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$1	$771	$772	$295	$145	$440
Investment securities	238	(419)	(181)	155	(441)	(286)
Securities available for sale	706	2,301	3,007	(397)	(549)	(946)
Federal Home Loan Bank Stock	52	496	548	(10)	448	438
Loans	12,185	5,200	17,385	18,252	(7,364)	10,888
Total interest-earning assets	13,182	8,349	21,531	18,295	(7,761)	10,534
Interest-bearing liabilities:
Savings deposits	92	292	384	69	601	670
Demand deposits	547	1,551	2,098	1,011	1,050	2,061
Time deposits	(572)	584	12	(411)	106	(305)
Borrowed funds	79	(677)	(598)	(454)	(125)	(579)
Total interest-bearing liabilities	146	1,750	1,896	215	1,632	1,847
Net interest income	$13,036	$6,599	$19,635	$18,080	$(9,393)	$8,687
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total assets increased $344.8 million, or 3.6%, to $9.85 billion at December 31, 2017, from $9.50 billion at December 31, 2016. The increase in total assets was primarily due to a $322.2 million increase in total loans and a $46.5 million increase in total cash and cash equivalents, partially offset by a $20.9 million decrease in premises and equipment and a $7.6 million decrease in total investments.
Total loans increased $322.2 million, or 4.6%, to $7.33 billion at December 31, 2017, from $7.00 billion at December 31, 2016. For the year ended December 31, 2017, loan originations, including advances on lines of credit, totaling $3.70 billion was partially offset by repayments of $3.34 billion and loan sales of $24.9 million. The loan portfolio had net increases of $192.5 million in commercial mortgage loans, $127.8 million in construction loans, $114.4 million in commercial loans and $1.8 million in multi-family mortgage loans, partially offset by net decreases of $69.3 million in residential mortgage loans and $42.8 million in consumer loans.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $5.71 billion, accounting for 77.9% of the loan portfolio at December 31, 2017, compared to $5.28 billion, or 75.3% of the loan portfolio at December 31, 2016. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.62 billion and accounted for 22.1% of the loan portfolio at December 31, 2017, compared to $1.73 billion, or 24.7%, of the loan portfolio at December 31, 2016.
The Company does not originate or purchase sub-prime or option ARM loans. Prior to September 30, 2008, the Company originated “Alt-A” mortgages in the form of stated income loans with a maximum loan-to-value ratio of 50% on a limited basis.

The balance of these “Alt-A” loans at December 31, 2017 was $4.2 million. Of this total, there were no loans that were 90 days or more delinquent.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $342.5 million and $223.9 million, respectively, at December 31, 2017. At December 31, 2017, no SNC relationships were classified as substandard.
The Company had outstanding junior lien mortgages totaling $205.1 million at December 31, 2017. Of this total, 24 loans totaling $1.3 million were 90 days or more delinquent, and were allocated total loss reserves of $238,000.
The allowance for loan losses decreased $1.7 million to $60.2 million at December 31, 2017, as a result of net charge-offs of $7.3 million during 2017, partially offset by provisions for loan losses of $5.6 million. The decrease in the allowance for loan losses was a function of the decline in non-performing loans, partially offset by the growth in the loan portfolio. Total non-performing loans at December 31, 2017 were $34.9 million, or 0.48% of total loans, compared with $42.4 million, or 0.61% of total loans at December 31, 2016. At December 31, 2017, impaired loans totaled $52.0 million with related specific reserves of $2.7 million, compared with impaired loans totaling $52.0 million with related specific reserves of $2.3 million at December 31, 2016. Within total impaired loans, there were $31.4 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2017, the Company’s allowance for loan losses was 0.82% of total loans, compared with 0.88% of total loans at December 31, 2016. The decline in the loan coverage ratio from December 31, 2016, resulted from an overall improvement in asset quality.
Non-performing commercial mortgage loans decreased $403,000 to $7.1 million at December 31, 2017, from $7.5 million at December 31, 2016. At December 31, 2017, the Company held 10 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $2.9 million loan secured by a first mortgage on a retail property located in Washington Township, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans increased $456,000 to $17.2 million at December 31, 2017, from $16.8 million at December 31, 2016. Non-performing commercial loans at December 31, 2017 consisted of 30 loans. The largest non-performing commercial loan relationship consisted of two loans to a health and fitness club with total outstanding balances of $8.4 million at December 31, 2017. Both of these loans are secured by liens on a commercial property. These loans are currently paying in accordance with their restructured terms.
There were no non-performing constructions loans at December 31, 2017. Non-performing constructions loans at the prior year-end were $2.5 million.
At December 31, 2017, the Company held $6.9 million of foreclosed assets, compared with $8.0 million at December 31, 2016. Foreclosed assets are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2017, there were 16 additions to foreclosed assets with a carrying value of $3.8 million and 26 properties sold with a carrying value of $4.3 million. Foreclosed assets at December 31, 2017 consisted of $3.9 million of commercial real estate and $3.0 million of residential real estate.
Non-performing assets totaled $41.8 million, or 0.42% of total assets at December 31, 2017, compared to $50.4 million, or 0.53% of total assets at December 31, 2016. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million during the year ended December 31, 2017. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2017 was not material.
Total deposits increased $160.5 million, or 2.4%, during the year ended December 31, 2017 to $6.71 billion. Total core deposits, which consist of savings and demand deposit accounts, increased $176.9 million, or 3.0%, to $6.08 billion at December 31, 2017, while time deposits decreased $16.4 million to $634.8 million at December 31, 2017. The increase in core deposits for the year ended December 31, 2017 was largely attributable to a $140.0 million increase in interest bearing demand deposits and a $103.6 million increase in non-interest bearing demand deposits, partially offset by a $50.7 million decrease in money market deposits and a $16.0 million decrease in savings deposits. At December 31, 2017, core deposits represented 90.5% of total deposits compared to 90.1% at December 31, 2016.
Borrowed funds increased $129.8 million, or 8.0%, during the year ended December 31, 2017, to $1.74 billion, as wholesale funds, combined with net deposit inflows, were used to fund the Company's asset growth. Borrowed funds represented 17.7% of total assets at December 31, 2017, an increase from 17.0% at December 31, 2016.

Total stockholders’ equity increased $46.9 million, or 3.7%, to $1.30 billion at December 31, 2017, from $1.25 billion at December 31, 2016. This increase resulted from net income earned during the year of $93.9 million, the allocation of shares to stock-based compensation plans of $11.5 million, exercised stock options of $3.0 million, and the reissuance of shares for the dividend reinvestment program of $2.1 million, partially offset by cash dividends paid to stockholders of $60.0 million, a $2.7 million other comprehensive loss and common stock repurchases of $1.2 million. Common stock repurchases for the year ended December 31, 2017, which were made in connection with withholding to cover income taxes on stock-based compensation, totaled 45,123 shares at an average cost of $27.08 per share. At December 31, 2017, approximately 3.1 million shares remained eligible for repurchase under the current authorizations.
Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016
General. Net income for the year ended December 31, 2017 was $93.9 million, compared to $87.8 million for the year ended December 31, 2016. Basic and diluted earnings per share were $1.46 and $1.45 for the year ended December 31, 2017, respectively, compared to basic and diluted earnings per share of $1.38 for 2016.
As a result of the enactment of the Tax Act on December 22, 2017, the Company recognized additional tax expense of $3.9 million for the year ended December 31, 2017. Offsetting the effect of the change in tax law, earnings for the year ended December 31, 2017 were favorably impacted by year-over-year growth in average loans outstanding, growth in both average non-interest bearing and interest bearing core deposits and expansion of the net interest margin. The improvement in the net interest margin was driven by the upward repricing of adjustable rate assets and relatively stable cost of funds.
Net Interest Income. Net interest income increased $19.6 million to $278.2 million for 2017, from $258.6 million for 2016. The average interest rate spread increased nine basis points to 3.07% for 2017, from 2.98% for 2016. The net interest margin increased ten basis points to 3.21% for 2017, compared to 3.11% for 2016. For the year ended December 31, 2017, the increase in net interest income was largely due to growth in average loans outstanding, growth in average core deposits, and expansion in the net interest margin.
Interest income increased $21.5 million, or 7.1%, to $323.8 million for 2017, compared to $302.3 million for 2016. The increase in interest income was attributable to an increase in average earning asset balances and an increase in the yield on average interest-earning assets. Average interest-earning assets increased $343.1 million, or 4.1%, to $8.65 billion for 2017, compared to $8.31 billion for 2016. The average outstanding loan balances increased $301.7 million, or 4.5%, to $6.97 billion for 2017 from $6.67 billion for 2016, the average balance of securities available for sale increased $35.8 million, or 3.5%, to $1.04 billion for 2017, compared to $1.01 billion for 2016, and the average balance of investment securities held to maturity increased $8.7 million, or 1.8%, to $487.6 million for 2017, compared to $478.9 million for 2016. The yield on interest-earning assets increased ten basis points to 3.74% for 2017, from 3.64% for 2016, mainly due to increases in the weighted average yields on total loans, FHLBNY stock and the securities available for sale portfolio.
Interest expense increased $1.9 million, or 4.3%, to $45.6 million for 2017, from $43.7 million for 2016. The increase in interest expense was primarily attributable to an increase in average interest-bearing deposits for the year, which combined with an increase in non-interest bearing deposits largely funded the growth in average interest-earning assets. The increase in interest expense was partially offset by a shift in the funding composition to lower-costing core deposits from time deposits and borrowings. The average rate paid on interest-bearing liabilities increased one basis point to 0.67% for 2017, compared to 2016. The average rate paid on interest-bearing deposits increased four basis points to 0.37% for 2017, from 0.33% for 2016. The average rate paid on borrowings decreased four basis points to 1.66% for 2017, from 1.70% for 2016. The average balance of interest-bearing liabilities increased $154.2 million to $6.81 billion for 2017, compared to $6.66 billion for 2016. Average interest-bearing deposits increased $149.6 million, or 2.9%, to $5.23 billion for 2017, from $5.08 billion for 2016. Within average interest-bearing deposits, average interest-bearing core deposits increased $226.2 million, or 5.2% for 2017, compared with 2016, while average time deposits decreased $76.6 million, or 10.6% for 2017, compared with 2016. Average non-interest bearing demand deposits increased $123.1 million, or 9.9%, to $1.37 billion for 2017, from $1.24 billion for 2016. Average outstanding borrowings decreased $4.7 million, or 0.3%, to $1.58 billion for 2017, compared to 2016.
Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on continued diversification of the loan portfolio through the origination of commercial loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and provision for loan losses for the past several years. As the Company looks to further increase the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.
The provision for loan losses was $5.6 million in 2017, compared to $5.4 million in 2016. The increase in the provision for loan losses was primarily attributable to year-over-year growth in the loan portfolio. Net charge-offs for 2017 were $7.3 million, compared to $4.9 million for 2016. Total charge-offs for the year ended December 31, 2017 were $8.9 million, compared to $7.0 million for the year ended December 31, 2016. Recoveries for the year ended December 31, 2017, were $1.7 million, compared to $2.0 million for the year ended December 31, 2016. The allowance for loan losses at December 31, 2017 was $60.2 million, or 0.82% of total loans, compared to $61.9 million, or 0.88% of total loans, at December 31, 2016. At December 31, 2017, non-performing loans as a percentage of total loans were 0.48%, compared to 0.61% at December 31, 2016. Non-performing assets as a percentage of total assets were 0.42% at December 31, 2017, compared to 0.53% at December 31, 2016. At December 31, 2017, non-performing loans were $34.9 million, compared to $42.4 million at December 31, 2016, and non-performing assets were $41.8 million at December 31, 2017, compared to $50.4 million at December 31, 2016.
Non-Interest Income. For the year ended December 31, 2017, non-interest income totaled $55.7 million, an increase of $304,000, compared to the same period in 2016. Income from Bank-owned life insurance increased $1.2 million to $6.7 million for the year ended December 31, 2017, compared to the same period in 2016, primarily due to the recognition of death benefit claims. Fee income also increased $1.2 million to $27.2 million for the year ended December 31, 2017, compared to the same period in 2016, largely due to a $657,000 increase in commercial loan prepayment fee income, a $397,000 increase in deposit related fee income and a $229,000 increase in merchant fee income, partially offset by a $218,000 decrease in income from non-deposit investment products and a $43,000 decrease in debit card revenue. Partially offsetting these increases in non-interest income, other income decreased $2.1 million for the year ended December 31, 2017, compared with the same period in 2016, mainly due to a $910,000 decrease in net fees on loan-level interest rate swap transactions, a $583,000 decrease in net gains recognized on loan sales and a $335,000 non-recurring gain recognized on the sale of deposits resulting from a strategic branch divestiture in the prior year.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2017 was $187.8 million, an increase of $4.0 million from the year ended December 31, 2016. Compensation and benefits expense increased $3.2 million to $109.4 million for the year ended December 31, 2017, compared to $106.1 million for the year ended December 31, 2016. This increase was primarily due to additional salary expense related to annual merit increases, an increase in the accrual for incentive compensation and an increase in stock-based compensation, partially offset by a decrease in retirement benefit costs. Other operating expenses increased $1.2 million to $28.8 million for the year ended December 31, 2017, compared to $27.6 million for the same period in 2016, largely due to increases in consulting and debit card maintenance expenses, partially offset by a decrease in loan collection expense. Data processing costs increased $694,000 to $13.9 million for the year ended December 31, 2017, compared with the same period in 2016, due to increased software maintenance and telecommunication costs. Net occupancy costs increased $437,000, to $25.3 million for the year ended December 31, 2017, compared to the same period in 2016, resulting from an increase in snow removal costs, combined with an increase in facilities maintenance costs. Partially offsetting these increases in non-interest expense, FDIC insurance expense decreased $1.0 million to $3.9 million for year ended December 31, 2017, compared to $4.9 million for the same period in 2016. This decrease was primarily due to the FDIC's reduction of assessment rates for depository institutions with less than $10.0 billion in assets, which became effective in the quarter ended September 30, 2016. Additionally, amortization of intangibles decreased $721,000 for the year ended December 31, 2017, compared with the same period in 2016, as a result of scheduled reductions in amortization.
Income Tax Expense. For the year ended December 31, 2017, the Company’s income tax expense was $46.5 million, compared with $37.0 million, for the same period in 2016. The Company’s effective tax rate was 33.1% for the year ended December 31, 2017, compared with 29.6% for the year ended December 31, 2016. For the year ended December 31, 2017, the increases in income tax expense and the effective tax rate were a function of growth in pre-tax income and the enactment of the Tax Act, which resulted in additional tax expense of $3.9 million.
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
Interest income increased $10.5 million, or 3.6%, to $302.3 million for 2016, compared to $291.8 million for 2015. The increase in interest income was attributable to an increase in average earning asset balances, partially offset by a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $490.9 million, or 6.3%, to $8.31 billion for 2016, compared to $7.82 billion for 2015. The average outstanding loan balances increased $454.4 million, or 7.3%, to $6.67 billion for 2016 from $6.22 billion for 2015, the average balance of securities available for sale decreased $20.3 million, or 2.0%, to $1.01 billion for 2016, compared to $1.03 billion for 2015, and the average balance of investment securities held to maturity increased $5.5 million, or 1.2%, to $478.9 million for 2016, compared to $473.4 million for 2015. The yield on interest-earning assets decreased nine basis points to 3.64% for 2016, from 3.73% for 2015, due to a reduction in both the weighted average yield on total loans and securities available for sale, partially offset by an increase in the weighted average yield on FHLBNY stock.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2017 and 2016, loan repayments totaled $3.34 billion and $2.62 billion, respectively.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $3.70 billion for the year ended December 31, 2017, compared to $3.12 billion for the year ended December 31, 2016. Purchases for the investment portfolio totaled $276.3 million for the year ended December 31, 2017, compared to $386.5 million for the year ended December 31, 2016. At December 31, 2017, the Bank had outstanding loan commitments to borrowers of $1.98 billion, including undisbursed home equity lines and personal credit lines of $270.9 million.
Total deposits increased $160.5 million for the year ended December 31, 2017. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $424.4 million at December 31, 2017. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2017, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2017, the Bank’s leverage (Tier 1) capital ratio was 9.07%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2017, the Bank’s total risk-based capital ratio was 11.95%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 9.25%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2017, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$1,948,279	$593,759	$653,263	$317,893	$383,364
Letters of credit	27,953	25,053	2,583	317	—
Total Off-Balance Sheet	1,976,232	618,812	655,846	318,210	383,364
Contractual Obligations:
Operating leases	45,333	8,032	14,491	8,232	14,578
Certificate of deposits	634,809	424,448	150,280	56,530	3,551
Total Contractual Obligations	680,142	432,480	164,771	64,762	18,129
Total	$2,656,374	$1,051,292	$820,617	$382,972	$401,493
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $1.98 billion at December 31, 2017, an increase of $145.1 million, or 7.9%, from $1.83 billion at December 31, 2016, largely due to an increase in commercial lines of credit.
Contractual obligations consist of operating leases and certificate of deposit liabilities. There were no securities purchases in 2017 and 2016 which will be or were settled in 2018 and 2017, respectively. Total contractual obligations at December 31, 2017 were $680.1 million, a decrease of $4.9 million, or 0.72%, compared to $685.1 million at December 31, 2016. Contractual obligations under operating leases increased $11.4 million, or 33.78%, to $45.3 million at December 31, 2017, from $33.9 million at December 31, 2016, and certificate of deposit accounts decreased $16.4 million, or 2.5%, to $634.8 million at December 31, 2017, from $651.2 million at December 31, 2016.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 9.5% at December 31, 2017, compared to 9.9% at December 31, 2016. Certificate of deposit accounts are generally short-term. As of December 31, 2017, 66.9% of all certificates of deposit had maturities of one year or less compared to 67.4% at December 31, 2016. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2017.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	293,501	(1,733)	(0.6)
Static	295,234	—	—
+100	292,527	(2,707)	(0.9)
+200	288,748	(6,486)	(2.2)
+300	284,077	(11,157)	(3.8)

The above table indicates that as of December 31, 2017, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 3.8%, or $11.2 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 0.6%, or $1.7 million decrease in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2017.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
(Basis Points)	(Dollars in thousands)
-100	1,430,118	(27,259)	(1.9)	14.3	(4.0)
Flat	1,457,377	—	—	14.9	—
+100	1,397,108	(60,269)	(4.1)	14.7	(1.7)
+200	1,328,875	(128,502)	(8.8)	14.3	(4.1)
+300	1,266,400	(190,977)	(13.1)	14.0	(6.4)

The preceding table indicates that as of December 31, 2017, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 13.1%, or $191.0 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 1.9%, or $27.3 million decrease in the present value of equity.
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

Item 8.	Financial Statements and Supplementary Data

The following are included in this item:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

(C)	Consolidated Financial Statements:

(1)	Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

(2)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

(6)	Notes to Consolidated Financial Statements

(D)	Provident Financial Services, Inc., Condensed Financial Statements:

(1)	Condensed Statement of Financial Condition as of December 31, 2017 and 2016

(2)	Condensed Statement of Income for the years ended December 31, 2017, 2016 and 2015

(3)	Condensed Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015
The supplementary data required by this Item is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/    KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1997.
Short Hills, New Jersey
March 1, 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    KPMG LLP
Short Hills, New Jersey
March 1, 2018

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2017 and 2016
(Dollars in Thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$139,557	$92,508
Short-term investments	51,277	51,789
Total cash and cash equivalents	190,834	144,297
Securities available for sale, at fair value	1,037,812	1,040,386
Investment securities held to maturity (fair value of $485,039 and $489,287 at December 31, 2017 and December 31, 2016, respectively)	477,652	488,183
Federal Home Loan Bank Stock	81,184	75,726
Loans	7,325,718	7,003,486
Less allowance for loan losses	60,195	61,883
Net loans	7,265,523	6,941,603
Foreclosed assets, net	6,864	7,991
Banking premises and equipment, net	63,185	84,092
Accrued interest receivable	29,646	27,082
Intangible assets	420,290	422,937
Bank-owned life insurance	189,525	188,527
Other assets	82,759	79,641
Total assets	$9,845,274	$9,500,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,996,345	$4,803,426
Savings deposits	1,083,012	1,099,020
Certificates of deposit of $100,000 or more	316,074	290,295
Other time deposits	318,735	360,888
Total deposits	6,714,166	6,553,629
Mortgage escrow deposits	25,933	24,452
Borrowed funds	1,742,514	1,612,745
Other liabilities	64,000	57,858
Total liabilities	8,546,613	8,248,684
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,535,017 shares outstanding at December 31, 2017, and 83,209,293 shares issued and 66,082,283 shares outstanding at December 31, 2016, respectively	832	832
Additional paid-in capital	1,012,908	1,005,777
Retained earnings	586,132	550,768
Accumulated other comprehensive loss	(7,465)	(3,397)
Treasury stock	(259,907)	(264,221)
Unallocated common stock held by the Employee Stock Ownership Plan	(33,839)	(37,978)
Common stock acquired by the Directors’ Deferred Fee Plan	(5,175)	(5,846)
Deferred compensation—Directors’ Deferred Fee Plan	5,175	5,846
Total stockholders’ equity	1,298,661	1,251,781
Total liabilities and stockholders’ equity	$9,845,274	$9,500,465

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2017, 2016 and 2015
(Dollars in Thousands, except share data)

	Years ended December 31,
	2017	2016	2015
Interest income:
Real estate secured loans	$189,896	$180,868	$176,714
Commercial loans	72,907	63,022	55,347
Consumer loans	20,301	21,829	22,770
Securities available for sale and Federal Home Loan Bank stock	26,445	22,890	23,398
Investment securities held to maturity	13,027	13,208	13,494
Deposits, federal funds sold and other short-term investments	1,270	498	58
Total interest income	323,846	302,315	291,781
Interest expense:
Deposits	19,441	16,947	14,521
Borrowed funds	26,203	26,801	27,380
Total interest expense	45,644	43,748	41,901
Net interest income	278,202	258,567	249,880
Provision for loan losses	5,600	5,400	4,350
Net interest income after provision for loan losses	272,602	253,167	245,530
Non-interest income:
Fees	27,218	26,047	26,282
Wealth management income	17,604	17,556	16,838
Bank-owned life insurance	6,693	5,470	5,345
Net gain on securities transactions	57	64	654
Other income	4,125	6,256	6,103
Total non-interest income	55,697	55,393	55,222
Non-interest expense:
Compensation and employee benefits	109,353	106,141	99,689
Net occupancy expense	25,290	24,853	26,032
Data processing expense	13,922	13,228	12,698
FDIC Insurance	3,887	4,887	5,036
Advertising and promotion expense	3,904	3,685	4,226
Amortization of intangibles	2,670	3,391	4,066
Other operating expenses	28,796	27,593	28,842
Total non-interest expenses	187,822	183,778	180,589
Income before income tax expense	140,477	124,782	120,163
Income tax expense	46,528	36,980	36,441
Net income	$93,949	$87,802	$83,722
Basic earnings per share	$1.46	$1.38	$1.33
Average basic shares outstanding	64,384,851	63,643,622	62,945,669
Diluted earnings per share	$1.45	$1.38	$1.33
Average diluted shares outstanding	64,579,222	63,851,986	63,114,718
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015
(Dollars in Thousands)

	Years ended December 31,
	2017	2016	2015
Net income	$93,949	$87,802	$83,722
Other comprehensive loss, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized losses arising during the period	(2,163)	(4,431)	(3,401)
Reclassification adjustment for gains included in net income	—	(30)	(391)
Total	(2,163)	(4,461)	(3,792)
Unrealized gains (losses) on derivatives	379	242	(73)
Amortization related to post-retirement obligations	(889)	3,368	1,290
Total other comprehensive loss	(2,673)	(851)	(2,575)
Total comprehensive income	$91,276	$86,951	$81,147

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2014	$832	$995,053	$465,276	$29	$(271,779)	$(45,312)	$(7,113)	$7,113	$1,144,099
Net income	—	—	83,722	—	—	—	—	—	83,722
Other comprehensive loss, net of tax	—	—	—	(2,575)	—	—	—	—	$(2,575)
Cash dividends paid	—	—	(41,285)	—	—	—	—	—	(41,285)
Distributions from DDFP	—	85	—	—	—	—	596	(596)	85
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,988)	—	—	—	(1,988)
Shares issued dividend reinvestment plan	—	143	—	—	1,304	—	—	—	1,447
Option exercises	—	(283)	—	—	3,449	—	—	—	3,166
Allocation of ESOP shares	—	467	—	—	—	3,582	—	—	4,049
Allocation of SAP shares	—	5,073	—	—	—	—	—	—	5,073
Allocation of stock options	—	272	—	—	—	—	—	—	272
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065
Net income			87,802						87,802
Other comprehensive loss, net of tax	—	—	—	(851)	—	—	—	—	(851)
Cash dividends paid	—	—	(45,369)	—	—	—	—	—	(45,369)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	(622)	622	—	—	—	—	—	—
Distributions from DDFP		131					671	(671)	131
Purchases of treasury stock	—	—	—	—	(1,557)	—	—	—	(1,557)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,225)	—	—	—	(1,225)
Shares issued dividend reinvestment plan	—	356	—	—	1,296	—	—	—	1,652
Option exercises	—	(81)	—	—	6,279	—	—	—	6,198
Allocation of ESOP shares	—	1,199	—	—	—	3,752	—	—	4,951
Allocation of SAP shares	—	3,812	—	—	—	—	—	—	3,812
Allocation of stock options	—	172	—	—	—	—	—	—	172
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015 Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781
Net income			93,949						93,949
Other comprehensive loss, net of tax	—	—	—	(2,673)	—	—	—	—	(2,673)
Reclassification due to the adoption of ASU No. 2018-02	—	—	1,395	(1,395)	—	—	—	—	—
Cash dividends paid	—	—	(59,980)	—	—	—	—	—	(59,980)
Distributions from DDFP		232					671	(671)	232
Purchases of treasury stock	—	—	—	—	(443)	—	—	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(778)	—	—	—	(778)
Shares issued dividend reinvestment plan	—	712	—	—	1,402	—	—	—	2,114
Option exercises	—	(1,179)	—	—	4,133	—	—	—	2,954
Allocation of ESOP shares	—	2,200	—	—	—	4,139	—	—	6,339
Allocation of SAP shares	—	4,963	—	—	—	—	—	—	4,963
Allocation of stock options	—	203	—	—	—	—	—	—	203
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(Dollars in Thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$93,949	$87,802	$83,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,623	12,760	13,714
Provision for loan losses	5,600	5,400	4,350
Deferred tax expense	40,634	3,160	326
Income on Bank-owned life insurance	(6,693)	(5,470)	(5,345)
Net amortization of premiums and discounts on securities	9,948	10,831	10,613
Accretion of net deferred loan fees	(4,655)	(3,408)	(4,624)
Amortization of premiums on purchased loans, net	1,021	1,311	1,100
Net increase in loans originated for sale	(24,938)	(34,976)	(11,918)
Proceeds from sales of loans originated for sale	26,387	37,008	12,799
Proceeds from sales and paydowns of foreclosed assets	5,423	6,109	4,443
ESOP expense	4,600	3,706	2,997
Allocation of stock award shares	4,963	3,812	4,625
Allocation of stock options	203	172	272
Net gain on sale of loans	(1,449)	(2,032)	(881)
Net gain on securities transactions	(57)	(64)	(654)
Net gain on sale of premises and equipment	(20)	(14)	(4)
Net gain on sale of foreclosed assets	(819)	(585)	(592)
Increase in accrued interest receivable	(2,564)	(1,316)	(538)
(Increase) decrease in other assets	(52,078)	5,873	(4,912)
Increase (decrease) in other liabilities	6,142	(2,770)	5,373
Net cash provided by operating activities	117,220	127,309	114,866
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities held to maturity	55,720	62,975	37,271
Purchases of investment securities held to maturity	(47,894)	(80,349)	(44,254)
Proceeds from sales of securities	—	3,401	14,005
Proceeds from maturities, calls and paydowns of securities available for sale	220,138	211,440	212,095
Purchases of securities available for sale	(228,363)	(306,151)	(129,720)
Proceeds from redemption of Federal Home Loan Bank stock	130,125	56,505	87,510
Purchases of Federal Home Loan Bank stock	(135,583)	(54,050)	(95,902)
Net cash and cash equivalents paid in acquisition	—	—	(25,855)
Death benefit proceeds from bank-owned life insurance	4,428	—	776
Purchases of loans	—	(28,590)	(95,283)
Net increase in loans	(322,443)	(440,999)	(363,436)
Proceeds from sales of premises and equipment	20,766	14	19
Purchases of premises and equipment	(3,231)	(4,995)	(5,909)
Net cash used in investing activities	(306,337)	(580,799)	(408,683)
Cash flows from financing activities:
Net increase in deposits	160,537	629,642	131,464
Increase in mortgage escrow deposits	1,481	1,107	1,696
Purchase of treasury stock	(443)	(1,557)	—
Purchase of employee restricted shares to fund statutory tax withholding	(778)	(1,225)	(1,988)
Cash dividends paid to stockholders	(59,980)	(45,369)	(41,285)
Shares issued to dividend reinvestment plan	2,114	1,652	1,447
Stock options exercised	2,954	6,198	3,166
Proceeds from long-term borrowings	347,000	355,000	694,937
Payments on long-term borrowings	(539,745)	(485,202)	(549,935)
Net increase in short-term borrowings	322,514	35,315	52,779
Net cash provided by financing activities	235,654	495,561	292,281
Net increase (decrease) in cash and cash equivalents	46,537	42,071	(1,536)
Cash and cash equivalents at beginning of period	144,297	102,226	103,762
Cash and cash equivalents at end of period	$190,834	$144,297	$102,226
Cash paid during the period for:
Interest on deposits and borrowings	$46,391	$44,004	$41,663
Income taxes	$40,566	$33,886	$40,620
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$3,845	$3,631	$10,074
Acquisition:
Non-cash assets acquired:
Goodwill and other intangible assets, net	—	—	25,323
Other assets	—	—	1,270
Total non-cash assets acquired	$—	$—	$26,593
Liabilities assumed:
Other Liabilities	—	—	400
Total liabilities assumed	$—	$—	$400
Common stock issued for acquisitions	$—	$—	$—
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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
Securities
Securities include investment securities held to maturity and securities available for sale. The available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period.
Premiums and discounts on securities are amortized and accreted to income using a method that approximates the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Dividend and interest income

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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
The Bank defers loan origination fees and certain direct loan origination costs and accretes such amounts as an adjustment to the yield over the expected lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.
Loans are generally placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is questionable. When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan. A non-accrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectability is reasonably assured.
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
Years Ended December 31, 2017, 2016 and 2015

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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date. Deferred tax assets and liabilities are reported as a component of other assets on the consolidated statements of financial condition. The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes.
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
Years Ended December 31, 2017, 2016 and 2015

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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2017, there were 296,049 shares held by the DDFP.
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
Years Ended December 31, 2017, 2016 and 2015

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
Impact of Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). The ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $1.4 million, reflected in the Consolidated Statements of Changes in Stockholders' Equity.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company's adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance includes only instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU is fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact this guidance will have on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost", which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company's adoption of this guidance will not have a material impact on the Company’s consolidated financial statements, or disclosures.
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
Years Ended December 31, 2017, 2016 and 2015

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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company's adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.
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
Years Ended December 31, 2017, 2016 and 2015

modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact that the guidance will have on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities, except equity method investments, to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company's adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues will not be affected. The Company formed a working group to guide implementation efforts including the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts.  The Company has completed its evaluation of this guidance and concluded that there are no material changes related to the timing or amount of revenue recognition. The Company will disaggregate significant categories of revenue within the scope of the guidance and provide the required disclosures starting in the first quarter of 2018. The Company will adopt this guidance in the first quarter of 2018.
(2) Stockholders’ Equity
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2017, the liquidation account, which is an off-balance sheet memorandum account, amounted to $11.5 million.

(3) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2017 and 2016 was $39.5 million and $36.7 million, respectively, representing reserves required by banking regulations.

(4) Investment Securities Held to Maturity
Investment securities held to maturity at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,308	—	(87)	4,221
Mortgage-backed securities	382	14	—	396
State and municipal obligations	462,942	9,280	(1,738)	470,484
Corporate obligations	10,020	1	(83)	9,938
	$477,652	9,295	(1,908)	485,039

	2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,306	2	(83)	4,225
Mortgage-backed securities	893	31	—	924
State and municipal obligations	473,653	6,635	(5,436)	474,852
Corporate obligations	9,331	7	(52)	9,286
	$488,183	6,675	(5,571)	489,287

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Investment securities held to maturity having a carrying value of $409.7 million and $384.8 million at December 31, 2017 and 2016, respectively, were pledged to secure other borrowings, securities sold under repurchase agreements and government deposits.
The amortized cost and fair value of investment securities held to maturity at December 31, 2017 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

	2017
	Amortized cost	Fair value
Due in one year or less	$7,123	7,147
Due after one year through five years	67,352	67,915
Due after five years through ten years	260,937	265,279
Due after ten years	141,858	144,302
	$477,270	484,643
Mortgage-backed securities totaling $382,000 at amortized cost and $396,000 at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments.
During 2017, the Company recognized gains of $60,000 and losses of $3,000 related to calls on securities in the held to maturity portfolio, with total proceeds from the calls totaling $32.9 million. There were no sales of securities from the held to maturity portfolio for the year ended December 31, 2017.
For the 2016 period, the Company recognized gains of $15,000 and losses of $1,000 related to calls on securities in the held to maturity portfolio, with total proceeds from the calls totaling $45.9 million. There were no sales of securities from the held to maturity portfolio for the year ended December 31, 2016.
For the 2015 period, the Company recognized gains of $8,000 and no losses related to calls on certain securities in the held to maturity portfolio, with total proceeds from the calls totaling $27.0 million. There were no sales of securities from the held to maturity portfolio for the year ended December 31, 2015.
The following table represents the Company’s disclosure on investment securities held to maturity with temporary impairment (in thousands):

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,821	(87)	—	—	3,821	(87)
State and municipal obligations	37,317	(295)	49,488	(1,443)	86,805	(1,738)
Corporate obligations	9,662	(83)	—		9,662	(83)
	$50,800	(465)	49,488	(1,443)	100,288	(1,908)

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,525	(83)	—	—	3,525	(83)
State and municipal obligations	172,152	(5,132)	6,617	(304)	178,769	(5,436)
Corporate obligations	4,697	(52)	—		4,697	(52)
	$180,374	(5,267)	6,617	(304)	186,991	(5,571)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2017. Based on its detailed review of the securities available for sale portfolio, the Company believes that as of December 31, 2017, securities with unrealized loss positions shown above do not represent impairments that are other-than-

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

temporary. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2017, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2017 totaled 184, compared with 332 at December 31, 2016. All temporarily impaired investment securities were investment grade at December 31, 2017.

(5) Securities Available for Sale
Securities available for sale at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$19,014	—	(9)	19,005
Mortgage-backed securities	993,548	4,914	(10,095)	988,367
State and municipal obligations	3,259	129	—	3,388
Corporate obligations	26,047	359	(12)	26,394
Equity securities	417	241	—	658
	$1,042,285	5,643	(10,116)	1,037,812

	2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury obligations	$7,995	13	—	8,008
Agency obligations	57,123	90	(25)	57,188
Mortgage-backed securities	952,992	7,249	(8,380)	951,861
State and municipal obligations	3,727	19	(3)	3,743
Corporate obligations	19,013	35	(11)	19,037
Equity securities	397	152	—	549
	$1,041,247	7,558	(8,419)	1,040,386
Securities available for sale having a carrying value of $939.4 million and $720.4 million at December 31, 2017 and 2016, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.
The amortized cost and fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2017
	Amortized cost	Fair value
Due in one year or less	$20,406	20,390
Due after one year through five years	3,009	3,048
Due after five years through ten years	24,905	25,349
	$48,320	48,787
Mortgage-backed securities totaling $993.5 million at amortized cost and $988.4 million at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments. Also excluded from the table above are equity securities of $417,000 at amortized cost and $658,000 at fair value.
During 2017, there were no sales or calls of securities from the available for sale portfolio. For the 2016 period, proceeds from the sale of securities available for sale were $3.4 million resulting in gross gains of $95,000 and gross losses of $45,000; there were no calls of securities from the available for sale portfolio for the year ended December 31, 2016.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

For the years ended December 31, 2017 and 2016, the Company did not incur an other-than-temporary impairment charge on securities available for sale.
The following table represents the Company’s disclosure on securities available for sale with temporary impairment (in thousands):

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$12,006	(8)	6,999	(1)	19,005	(9)
Mortgage-backed securities	420,746	(3,936)	235,056	(6,159)	655,802	(10,095)
Corporate obligations	—	—	989	(12)	989	(12)
	$432,752	(3,944)	243,044	(6,172)	675,796	(10,116)

	December 31, 2016 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$14,000	(25)	—	—	14,000	(25)
Mortgage-backed securities	553,629	(8,377)	65	(3)	553,694	(8,380)
State and municipal obligations	661	(3)	—	—	661	(3)
Corporate obligations	—		990	(11)	990	(11)
	$568,290	(8,405)	1,055	(14)	569,345	(8,419)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2017. Based on its detailed review of the securities available for sale portfolio, the Company believes that as of December 31, 2017, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2017, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2017 totaled 122, compared with 87 at December 31, 2016. There were two private label mortgage-backed securities in an unrealized loss position at December 31, 2017, with an amortized cost of $99,000 and unrealized losses totaling $2,000. Both private label mortgage-backed securities were investment grade at December 31, 2017.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(6) Loans Receivable and Allowance for Loan Losses
Loans receivable at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Mortgage loans:
Residential	$1,142,347	1,211,672
Commercial	2,171,056	1,978,569
Multi-family	1,403,885	1,402,054
Construction	392,580	264,814
Total mortgage loans	5,109,868	4,857,109
Commercial loans	1,745,138	1,630,444
Consumer loans	473,957	516,755
Total gross loans	7,328,963	7,004,308
Purchased credit-impaired ("PCI") loans	969	1,272
Premiums on purchased loans	4,029	4,968
Unearned discounts	(36)	(39)
Net deferred fees	(8,207)	(7,023)
Total loans	$7,325,718	7,003,486
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2017, 2016 and 2015, $1.0 million, $1.3 million and $1.1 million decreased interest income, respectively, as a result of prepayments and normal amortization.
The following table summarizes the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	At December 31, 2017
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$7,809	4,325	8,105	—	20,239	1,122,108	1,142,347
Commercial	1,486	—	7,090	—	8,576	2,162,480	2,171,056
Multi-family	—	—	—	—	—	1,403,885	1,403,885
Construction	—	—	—	—	—	392,580	392,580
Total mortgage loans	9,295	4,325	15,195	—	28,815	5,081,053	5,109,868
Commercial loans	551	406	17,243	—	18,200	1,726,938	1,745,138
Consumer loans	2,465	487	2,491	—	5,443	468,514	473,957
Total gross loans	$12,311	5,218	34,929	—	52,458	7,276,505	7,328,963

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $34.9 million and $42.4 million at December 31, 2017 and 2016, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2017 and 2016.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million, $2.2 million and $1.2 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2017, 2016 and 2015 was $1.8 million, $1.5 million and $1.9 million respectively.
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
At December 31, 2017, there were 149 impaired loans totaling $52.0 million, of which 141 loans totaling $41.7 million were TDRs. Included in this total were 125 TDRs related to 121 borrowers totaling $31.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2017. At December 31, 2016, there were 141 impaired loans totaling $52.0 million, of which 136 loans totaling $41.6 million were TDRs. Included in this total were 114 TDRs related to 110 borrowers totaling $29.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2016.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Loans receivable summarized by portfolio segment and impairment method, excluding PCI loans are as follows (in thousands):

	At December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$28,459	21,223	2,359	52,041
Collectively evaluated for impairment	5,081,409	1,723,915	471,598	7,276,922
Total gross loans	$5,109,868	1,745,138	473,957	7,328,963

	At December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$29,551	20,255	2,213	52,019
Collectively evaluated for impairment	4,827,558	1,610,189	514,542	6,952,289
Total gross loans	$4,857,109	1,630,444	516,755	7,004,308

The allowance for loan losses is summarized by portfolio segment and impairment classification, excluding PCI loans as follows (in thousands):

	At December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$1,486	1,134	70	2,690	—	2,690
Collectively evaluated for impairment	26,566	28,680	2,259	57,505	—	57,505
Total	$28,052	29,814	2,329	60,195	—	60,195

	At December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Individually evaluated for impairment	$1,986	268	80	2,334	—	2,334
Collectively evaluated for impairment	27,640	28,875	3,034	59,549	—	59,549
Total	$29,626	29,143	3,114	61,883	—	61,883
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following tables present the number of loans modified as TDRs during the years ended December 31, 2017 and 2016 and their balances immediately prior to the modification date and post-modification as of December 31, 2017 and 2016.

	Year Ended December 31, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	5	$2,468	2,260
Total mortgage loans	5	$2,468	2,260
Commercial loans	1	874	874
Consumer loans	2	262	257
Total restructured loans	8	$3,604	3,391

	Year Ended December 31, 2016
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Commercial loans	1	$1,300	1,300
Total restructured loans	1	$1,300	1,300

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2017 and 2016 exceeded the carrying amounts of such loans. During the year ended December 31, 2017, there were $5.1 million of charge-offs recorded on collateral dependent impaired loans. There were no charge-offs recorded on collateral dependent impaired loans for the same period last year. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $166,000 and $187,000 at December 31, 2017 and 2016, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.18% and 5.25%, compared to a yield of 4.19% and 4.25% prior to modification for the years ended December 31, 2017 and 2016, respectively.
There were no loans modified as TDRs within the previous 12 months from both December 31, 2017 and 2016, which had a payment default (90 days or more past due) during the years ended December 31, 2017 and 2016.
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. At December 31, 2017, PCI loans totaled $1.0 million, compared to $1.3 million at December 31, 2016. The $303,000 decrease from December 31, 2016 was largely due to the full repayment and greater than projected cash flows on certain PCI loans.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following table summarizes the changes in the accretable yield for PCI loans for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
Beginning balance	$200	676
Acquisition	—	—
Accretion	(320)	(1,417)
Reclassification from non-accretable difference	221	941
Ending balance	$101	200
The activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$61,883	61,424	61,734
Provision charged to operations	5,600	5,400	4,350
Recoveries of loans previously charged off	1,653	2,009	4,168
Loans charged off	(8,941)	(6,950)	(8,828)
Balance at end of period	$60,195	61,883	61,424

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	For the Year Ended December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$29,626	29,143	3,114	61,883	—	61,883
Provision charged to operations	(1,139)	7,058	(319)	5,600	—	5,600
Recoveries of loans previously charged off	66	800	787	1,653	—	1,653
Loans charged off	(501)	(7,187)	(1,253)	(8,941)	—	(8,941)
Balance at end of period	$28,052	29,814	2,329	60,195	—	60,195

	For the Year Ended December 31, 2016
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Unallocated	Total
Balance at beginning of period	$32,094	25,829	3,501	61,424	—	61,424
Provision charged to operations	(2,028)	7,606	(178)	5,400	—	5,400
Recoveries of loans previously charged off	628	570	811	2,009	—	2,009
Loans charged off	(1,068)	(4,862)	(1,020)	(6,950)	—	(6,950)
Balance at end of period	$29,626	29,143	3,114	61,883	—	61,883

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Impaired loans receivable by class, excluding PCI loans are summarized as follows (in thousands):

	At December 31, 2017					At December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,239	10,477	—	10,552	479	$10,691	7,881	—	8,027	484
Commercial	5,037	4,908	—	5,022	12	1,556	1,556	—	1,586	40
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	2,553	2,517	—	2,514	—
Total	18,276	15,385	—	15,574	491	14,800	11,954	—	12,127	524
Commercial loans	19,196	14,984	—	15,428	395	21,830	18,874	—	13,818	259
Consumer loans	1,582	1,041	—	1,150	69	1,493	981	—	1,026	59
Total loans	$39,054	31,410	—	32,152	955	$38,123	31,809	—	26,971	842
Loans with an allow-ance recorded
Mortgage loans:
Residential	$13,052	12,010	1,351	12,150	475	$14,169	13,520	1,716	13,705	519
Commercial	1,064	1,064	135	1,076	54	4,138	4,077	270	4,111	55
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	14,116	13,074	1,486	13,226	529	18,307	17,597	1,986	17,816	574
Commercial loans	7,097	6,239	1,134	7,318	208	1,381	1,381	268	5,956	4
Consumer loans	1,329	1,318	70	1,349	64	1,242	1,232	80	1,259	66
Total loans	$22,542	20,631	2,690	21,893	801	$20,930	20,210	2,334	25,031	644
Total
Mortgage loans:
Residential	$26,291	22,487	1,351	22,702	954	$24,860	21,401	1,716	21,732	1,003
Commercial	6,101	5,972	135	6,098	66	5,694	5,633	270	5,697	95
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	2,553	2,517	—	2,514	—
Total	32,392	28,459	1,486	28,800	1,020	33,107	29,551	1,986	29,943	1,098
Commercial loans	26,293	21,223	1,134	22,746	603	23,211	20,255	268	19,774	263
Consumer loans	2,911	2,359	70	2,499	133	2,735	2,213	80	2,285	125
Total loans	$61,596	52,041	2,690	54,045	1,756	$59,053	52,019	2,334	52,002	1,486

At December 31, 2017, impaired loans consisted of 149 residential, commercial and commercial mortgage loans totaling $52.0 million, of which 24 loans totaling $20.3 million were included in nonaccrual loans. At December 31, 2016, impaired loans consisted of 141 residential, commercial and commercial mortgage loans totaling $52.0 million, of which 27 loans totaling $22.1 million were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2.7 million and $2.3 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, impaired loans for which there was no related allowance for loan losses totaled $31.4 million and $31.8 million, respectively. The average balances of impaired loans during the years ended December 31, 2017 and 2016 were $54.0 million and $52.0 million, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $1.71 billion and $1.55 billion, at December 31, 2017 and 2016, respectively, and undisbursed home equity and personal credit lines of $270.9 million and $279.8 million, at December 31, 2017 and 2016, respectively) exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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
Loans receivable by credit quality risk rating indicator, excluding PCI loans are as follows (in thousands):

	At December 31, 2017
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$4,325	19,172	15	—	23,512	20,738	486	44,736
Substandard	8,105	25,069	—	—	33,174	29,734	2,491	65,399
Doubtful	—	—	—	—	—	428	—	428
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,430	44,241	15	—	56,686	50,900	2,977	110,563
Acceptable/watch	1,129,917	2,126,815	1,403,870	392,580	5,053,182	1,694,238	470,980	7,218,400
Total outstanding loans	$1,142,347	2,171,056	1,403,885	392,580	5,109,868	1,745,138	473,957	7,328,963

	At December 31, 2016
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$6,563	25,329	563	—	32,455	14,840	1,242	48,537
Substandard	12,021	23,011	553	2,517	38,102	47,255	2,940	88,297
Doubtful	—		—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	18,584	48,340	1,116	2,517	70,557	62,095	4,182	136,834
Acceptable/watch	1,193,088	1,930,229	1,400,938	262,297	4,786,552	1,568,349	512,573	6,867,474
Total outstanding loans	$1,211,672	1,978,569	1,402,054	264,814	4,857,109	1,630,444	516,755	7,004,308

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(7) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Land	$12,440	17,594
Banking premises	58,523	81,067
Furniture, fixtures and equipment	45,184	43,860
Leasehold improvements	35,240	35,455
Construction in progress	1,036	1,103
	152,423	179,079
Less accumulated depreciation and amortization	89,238	94,987
Total banking premises and equipment	$63,185	84,092
On December 13, 2017, the Company, completed the sale and leaseback of 12 of its New Jersey banking offices, which had a net book value of $14.5 million. Net proceeds from the sale totaled $20.7 million. The net gain on sale of $6.2 million will be recognized over the 10 year term of the leases as a reduction of rent expense.
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 amounted to $9.0 million, $9.4 million and $9.6 million, respectively.

(8) Intangible Assets
Intangible assets at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Goodwill	$411,600	411,600
Core deposit premiums	3,470	4,546
Customer relationship and other intangibles	4,483	5,957
Mortgage servicing rights	737	834
Total intangible assets	$420,290	422,937

Amortization expense of intangible assets for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Core deposit premiums	$1,076	1,300	1,757
Customer relationship and other intangibles	1,474	1,909	2,136
Mortgage servicing rights	120	182	173
Total amortization expense of intangible assets	$2,670	3,391	4,066

Scheduled amortization of core deposit and customer relationship intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2018	$2,004
2019	1,709
2020	1,415
2021	1,120
2022	825

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(9) Deposits
Deposits at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	Weighted average interest rate	2016	Weighted average interest rate
Savings deposits	$1,083,012	0.17%	$1,099,020	0.17%
Money market accounts	1,532,024	0.36	1,582,750	0.31
NOW accounts	2,011,334	0.46	1,871,298	0.33
Non-interest bearing deposits	1,452,987	—	1,349,378	—
Certificates of deposit	634,809	0.94	651,183	0.72
Total deposits	$6,714,166		$6,553,629
 Scheduled maturities of certificates of deposit accounts at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Within one year	$424,448	439,035
One to three years	150,280	134,941
Three to five years	56,529	75,751
Five years and thereafter	3,552	1,456
	$634,809	651,183
Interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 is summarized as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Savings deposits	$2,092	1,709	1,039
NOW and money market accounts	12,205	10,106	8,046
Certificates of deposits	5,144	5,132	5,436
	$19,441	16,947	14,521

(10) Borrowed Funds
Borrowed funds at December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Securities sold under repurchase agreements	$143,179	156,665
FHLB line of credit	472,000	161,000
FHLB advances	1,127,335	1,295,080
Total borrowed funds	$1,742,514	1,612,745
At December 31, 2017, FHLB advances were at fixed rates and mature between January 2018 and April 2022, and at December 31, 2016, FHLB advances were at fixed rates and mature between January 2017 and April 2022. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Scheduled maturities of FHLB advances at December 31, 2017 are as follows (in thousands):

2017
Due in one year or less	$389,375
Due after one year through two years	436,551
Due after two years through three years	249,169
Due after three years through four years	42,240
Due after four years through five years	10,000
Thereafter	—
Total FHLB advances	$1,127,335
Scheduled maturities of securities sold under repurchase agreements at December 31, 2017 are as follows (in thousands):

2017
Due in one year or less	$108,179
Due after one year through two years	35,000
Due after two years through three years	—
Thereafter	—
Total securities sold under repurchase agreements	$143,179
The following tables set forth certain information as to borrowed funds for the years ended December 31, 2017 and 2016 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2017:
Securities sold under repurchase agreements	$210,702	164,982	1.26%
FHLB line of credit	472,000	179,003	1.17
FHLB advances	1,288,448	1,237,979	1.78
2016:
Securities sold under repurchase agreements	$283,233	224,421	1.42%
FHLB line of credit	173,000	37,608	0.61
FHLB advances	1,343,095	1,315,278	1.76
Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses securities available for sale to pledge as collateral for the repurchase agreements.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2017, no contributions will be made to the pension plan in 2018.
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2017	2016	2015	2017	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$29,533	28,274	28,921	20,805	25,694	28,333
Service cost	—	—	—	105	150	168
Interest cost	1,227	1,247	1,137	871	1,138	1,122
Actuarial loss	—	70	78	—	—	122
Benefits paid	(1,590)	(1,247)	(1,179)	(560)	(682)	(644)
Change in actuarial assumptions	2,800	1,189	(683)	1,536	(5,495)	(3,407)
Benefit obligation at end of year	$31,970	29,533	28,274	22,757	20,805	25,694
Change in plan assets:
Fair value of plan assets at beginning of year	$43,153	41,448	42,744	—	—	—
Actual return on plan assets	5,307	2,952	(117)	—	—	—
Employer contributions	—	—	—	560	682	644
Benefits paid	(1,590)	(1,247)	(1,179)	(560)	(682)	(644)
Fair value of plan assets at end of year	$46,870	43,153	41,448	—	—	—
Funded status at end of year	$14,900	13,620	13,174	(22,757)	(20,805)	(25,694)

For the years ended December 31, 2017 and 2016, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the RP 2014 mortality table with the fully generational projection scale MP 2017 and MP 2016 issued by The Society of Actuaries ("SOA") in October 2017 and 2016, respectively. The prepaid pension benefits of $14.9 million and the unfunded post-retirement healthcare and life insurance benefits of $22.8 million at December 31, 2017 are included in other assets and other liabilities, respectively, in the consolidated statement of financial condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2017 and 2016 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2017	2016	2017	2016
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (gain)	11,091	11,968	(4,781)	(6,993)
Total accumulated other comprehensive loss (gain)	$11,091	11,968	(4,781)	(6,993)

Net periodic benefit (increase) cost for the years ending December 31, 2017, 2016 and 2015, included the following components (in thousands):

	Pension			Post-retirement
	2017	2016	2015	2017	2016	2015
Service cost	$—	—	—	105	150	168
Interest cost	1,227	1,247	1,137	871	1,138	1,122
Return on plan assets	(2,550)	(2,449)	(2,530)	—	—	—
Amortization of:
Net gain (loss)	920	943	774	(677)	—	1
Unrecognized prior service cost	—	—	—	—	—	(1)
Net periodic benefit (increase) cost	$(403)	(259)	(619)	299	1,288	1,290

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The weighted average actuarial assumptions used in the plan determinations at December 31, 2017, 2016 and 2015 were as follows:

	Pension			Post-retirement
	2017	2016	2015	2017	2016	2015
Discount rate	3.50%	4.25%	4.50%	3.50%	4.25%	4.50%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 3.50% was selected for the December 31, 2017 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2017 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$170	140
Effect on post-retirement benefits obligation	$4,000	3,170
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2018	$1,443	$645
2019	1,496	684
2020	1,538	705
2021	1,593	771
2022	1,635	828
The weighted-average asset allocation of pension plan assets at December 31, 2017 and 2016 were as follows:

Asset Category	2017	2016
Domestic equities	38%	37%
Foreign equities	11%	11%
Fixed income	49%	50%
Real estate	2%	2%
Cash	0%	0%
Total	100%	100%
The Company’s expected return on pension plan assets assumption is based on historical investment return experience and evaluation of input from the Plan's Investment Consultant and the Company's Benefits Committee which manages the pension plan’s assets. The expected return on pension plan assets is also impacted by the target allocation of assets, which is based on the Company’s goal of earning the highest rate of return while maintaining risk at acceptable levels.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	37%	30-41%
Foreign equities	11%	5-13%
Fixed income	50%	40-65%
Real estate	2%	0-4%
Cash	0%	0%
Total	100%
The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third-party investment manager.
The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2017 and 2016, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$120	—	120	—
Mutual funds:
Fixed income	13,725	13,725	—	—
International equity	5,110	5,110	—	—
Large U.S. equity	1,431	1,431	—	—
Small/Mid U.S. equity	950	950	—	—
Total mutual funds	21,216	21,216	—	—
Pooled separate accounts	25,534	—	25,534	—
Total investments	$46,870	21,216	25,654	—

	Fair value measurements at December 31, 2016
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$127	—	127	—
Mutual funds:
Fixed income	12,740	12,740	—	—
International equity	4,659	4,659	—	—
Large U.S. equity	1,296	1,296	—	—
Small/Mid U.S. equity	840	840	—	—
Total mutual funds	19,535	19,535	—	—
Pooled separate accounts	23,491	—	23,491	—
Total investments	$43,153	19,535	23,618	—
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2017, 2016 and 2015, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2017, 2016 and 2015 were $890,000, $850,000 and $770,000, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $91,000, $96,000 and $93,000 for the years 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, $2.0 million and $2.1 million, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this supplemental retirement plan. Decreases of $120,000, $30,000, and $82,000, net of tax, were recorded in other comprehensive income (loss) for 2017, 2016 and 2015, respectively, in connection with this supplemental retirement plan.
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
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $13,000, $17,500, and $20,000 to former board members under this plan for each of the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, $142,000 and $148,000, respectively, were recorded in other liabilities on the consolidated statements of financial condition for this retirement plan. A decrease of $1,000, a decrease of $3,000, and an increase of $1,800, net of tax, were recorded in other comprehensive income (loss) for 2017, 2016 and 2015, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2017, was $41.4 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the years ending December 31, 2017 and 2016, 242,254 shares and 219,623 shares from the ESOP were released, respectively. Unallocated ESOP shares held in suspense totaled 1,980,536 at December 31, 2017, and had a fair value of $53.4 million. ESOP compensation expense for the years ended December 31, 2017, 2016 and 2015 was $4.6 million, $3.7 million and $3.0 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the year ending December 31, 2017, 2016 and 2015 was $17,500, $14,500 and $11,500, respectively, and included the matching contributions plus interest credited at an annual rate equal

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the year ending December 31, 2017, 2016 and 2015 was $105,000, $93,000 and $54,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
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
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $5.0 million, $3.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2017	2016	2015
Outstanding at beginning of year	547,698	591,746	846,462
Granted	288,519	351,836	339,936
Forfeited	(62,677)	(178,632)	(240,191)
Vested	(112,757)	(217,252)	(354,461)
Outstanding at the end of year	660,783	547,698	591,746
As of December 31, 2017, unrecognized compensation cost relating to unvested restricted stock totaled $5.7 million. This amount will be recognized over a remaining weighted average period of 1.9 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, and changes during the year is presented below:

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

	2017		2016		2015
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	703,669	$14.70	1,084,686	$15.32	1,284,321	$15.32
Granted	42,857	26.31	76,327	18.70	65,972	16.38
Exercised	(238,370)	12.22	(368,838)	16.92	(201,320)	15.72
Forfeited	—	—	(82,006)	16.42	(62,287)	14.93
Expired	(500)	17.94	(6,500)	18.55	(2,000)	17.94
Outstanding at the end of year	507,656	$16.84	703,669	$14.70	1,084,686	$15.32

The total fair value of options vesting during 2017, 2016 and 2015 was $168,000, $247,000 and $274,000, respectively.
Compensation expense of approximately $138,000, $70,582 and $10,000 is projected for 2018, 2019 and 2020, respectively, on stock options outstanding at December 31, 2017.
The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$10.34-15.23	241,740	3.4 years	$14.00	234,738	$13.84
$16.38-26.31	265,916	7.4 years	$19.13	136,183	$17.45

The stock options outstanding and stock options exercisable at December 31, 2017 have an aggregate intrinsic value of $5,249,000 and $4,380,000, respectively.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $203,000, $172,000 and $272,000 for 2017, 2016 and 2015, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2017	2016	2015
Expected dividend yield	2.89%	3.64%	3.49%
Expected volatility	20.34%	20.71%	21.29%
Risk-free interest rate	2.05%	1.21%	1.58%
Expected option life	8 years	8 years	8 years
The weighted average fair value of options granted during 2017, 2016 and 2015 was $4.20, $2.26 and $2.52 per option, respectively.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(12) Income Taxes
The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. Included as part of the law, was a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Based upon the change in the tax rate, the Company revalued its net deferred tax asset at December 31, 2017. As a result of the enactment of the Tax Act, the Company recognized an additional tax expense of $3.9 million for the year ended December 31, 2017.
The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$4,163	32,506	33,778
State	1,731	1,314	2,337
Total current	5,894	33,820	36,115
Deferred:
Federal	39,003	2,606	(525)
State	1,631	554	851
Total deferred	40,634	3,160	326
	$46,528	36,980	36,441

The Company recorded deferred tax (benefit) of ($1.4) million, ($3.0) million and ($2.5) million during 2017, 2016 and 2015, respectively, related to the unrealized (loss) gain on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of ($586,000), $2.3 million and $866,000 in 2017, 2016 and 2015, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income, net of tax.
A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Tax expense at statutory rate of 35%	$49,167	43,674	42,057
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	2,185	1,215	2,072
Tax-exempt interest income	(5,097)	(5,286)	(5,520)
Bank-owned life insurance	(2,343)	(1,915)	(1,871)
Enactment of Tax Act	3,912	—	—
Other, net	(1,296)	(708)	(297)
	$46,528	36,980	36,441
The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows (in thousands):

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

	2017	2016
Deferred tax assets:
Allowance for loan losses	$14,884	23,852
Post-retirement benefit	7,265	11,150
Deferred compensation	1,382	2,447
Purchase accounting adjustments	1,242	1,979
Depreciation	2,284	4,025
SERP	651	966
ESOP	2,000	3,203
Stock-based compensation	4,066	5,259
Non-accrual interest	839	3,738
Unrealized loss on securities	1,180	350
State NOL	18	81
Federal NOL	270	742
Pension liability adjustments	1,495	2,051
Other	2,561	1,817
Total gross deferred tax assets	40,137	61,660
Deferred tax liabilities:
Deferred REIT dividend	22,264	—
Pension expense	6,857	10,255
Deferred loan costs	4,043	5,477
Investment securities, principally due to accretion of discounts	79	167
Intangibles	775	548
Originated mortgage servicing rights	184	313
Total gross deferred tax liabilities	34,202	16,760
Net deferred tax asset	$5,935	44,900
Retained earnings at December 31, 2017 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2017, the Company had an unrecognized tax liability of $13.7 million with respect to this reserve.
As a result of the Beacon Trust acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $1.3 million of NOL carryforwards available to offset future taxable income as of December 31, 2017. If not utilized, these carryforwards will expire in 2031. Also, the Company's New Jersey NOL carryforwards are approximately $240,000 which are scheduled to expire in 2031. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $840,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2017 and 2016.
The Company and its subsidiaries file a consolidated U.S. Federal income tax return, separate New Jersey State income tax returns, and a combined New York State income tax return on apportioned and allocated income. The Company, through its bank subsidiary, files a Pennsylvania Mutual Thrift Institution Tax return. The Company's Federal and New York State income tax returns are open for examination from 2015, the New Jersey State income tax returns are open for examination from 2014, and

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

the Pennsylvania Mutual Thrift Institutions return is open from 2015. During the fourth quarter of 2017, the Internal Revenue Service completed its examination of the Company's 2014 federal tax return. The completion of the examination did not have an impact on the Company's effective income tax rate. The Company's 2016 and 2015 New York State returns are currently under audit.
(13) Lease Commitments
The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2017, are summarized as follows (in thousands):

Year ending December 31,
2018	$8,032
2019	7,511
2020	6,980
2021	4,854
2022	3,378
Thereafter	14,578
$45,333
Rental expense was $8.8 million, $8.7 million and $8.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2017, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was effective on January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer during the calendar year 2017 was 1.25% and increased to 1.875% on January 1, 2018.
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
Years Ended December 31, 2017, 2016 and 2015

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.
As of December 31, 2017 and 2016, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2017 and 2016, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2017 and 2016, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Tier 1 leverage capital	$887,924	9.65%	$367,999	4.00%	$367,999	4.00%	$459,999	5.00%
Common equity Tier 1 risk-based capital	887,924	11.87	336,736	4.50%	430,260	5.75	486,381	6.50
Tier 1 risk-based capital	887,924	11.87	448,981	6.00%	542,502	7.25	598,623	8.00
Total risk-based capital	948,119	12.67	598,642	8.00%	692,157	9.25	748,278	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Tier 1 leverage capital	$835,282	9.25%	$361,183	4.00%	$361,183	4.00%	$451,479	5.00%
Common equity Tier 1 risk-based capital	835,282	11.64	323,048	4.50	367,916	5.13%	466,625	6.50
Tier 1 risk-based capital	835,282	11.64	430,731	6.00	475,599	6.63%	574,308	8.00
Total risk-based capital	897,165	12.50	574,308	8.00	619,176	8.63%	717,885	10.00

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with Capital Conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Tier 1 leverage capital	$834,084	9.07%	$367,986	4.00%	$367,986	4.00%	$459,983	5.00%
Common equity Tier 1 risk-based capital	834,084	11.15	336,721	4.50%	430,254	5.75	486,374	6.50
Tier 1 risk-based capital	834,084	11.15	448,961	6.00%	542,494	7.25	598,615	8.00
Total risk-based capital	894,430	11.95	598,615	8.00%	692,148	9.25	748,268	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Tier 1 leverage capital	$760,708	8.42%	$361,172	4.00%	$361,172	4.00%	$451,465	5.00%
Common equity Tier 1 risk-based capital	760,708	10.60	323,040	4.50	367,907	5.13%	466,613	6.50
Tier 1 risk-based capital	760,708	10.60	430,720	6.00	475,587	6.63%	574,293	8.00
Total risk-based capital	822,743	11.46	574,293	8.00	619,160	8.63%	717,867	10.00

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
Years Ended December 31, 2017, 2016 and 2015

The valuation techniques are based upon the unpaid principal balance only, and exclude any accrued interest or dividends at the measurement date. Interest income and expense and dividend income are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2017 and December 31, 2016.
Securities Available for Sale
For securities available for sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs a quarterly analysis of the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service. The Company also may hold equity securities and debt instruments issued by the U.S. government and U.S. government-sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.
Derivatives
The Company records all derivatives on the statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2017 and 2016.
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
Years Ended December 31, 2017, 2016 and 2015

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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2017 and 2016.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2017 and 2016, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Securities available for sale:
Agency obligations	$19,005	19,005	—	—
Mortgage-backed securities	988,367	—	988,367	—
State and municipal obligations	3,388	—	3,388	—
Corporate obligations	26,394	—	26,394	—
Equities	658	658	—	—
Total securities available for sale	$1,037,812	19,663	1,018,149	—
Derivative assets	7,219	—	7,219
	$1,045,031	19,663	1,025,368	—

Derivative liabilities	$6,315	—	6,315	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$6,971	—	—	6,971
Foreclosed assets	6,864	—	—	6,864
	$13,835	—	—	13,835

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2017 and 2016.
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
Investment Securities Held to Maturity
For investment securities held to maturity, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis of the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2017 and December 31, 2016. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2017 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$190,834	190,834	190,834	—	—
Securities available for sale:
Agency obligations	19,005	19,005	19,005	—	—
Mortgage-backed securities	988,367	988,367	—	988,367	—
State and municipal obligations	3,388	3,388	—	3,388	—
Corporate obligations	26,394	26,394	—	26,394	—
Equity securities	658	658	658	—	—
Total securities available for sale	$1,037,812	1,037,812	19,663	1,018,149	—
Investment securities held to maturity:
Agency obligations	$4,308	4,221	4,221	—	—
Mortgage-backed securities	382	396	—	396	—
State and municipal obligations	462,942	470,484	—	470,484	—
Corporate obligations	10,020	9,938	—	9,938	—
Total securities held to maturity	$477,652	485,039	4,221	480,818	—
FHLBNY stock	81,184	81,184	81,184	—	—
Loans, net of allowance for loan losses	7,265,523	7,217,705	—	—	7,217,705
Derivative assets	7,219	7,219	—	7,219	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,357	6,079,357	6,079,357	—	—
Certificates of deposit	634,809	632,744	—	632,744	—
Total deposits	$6,714,166	6,712,101	6,079,357	632,744	—
Borrowings	1,742,514	1,739,102	—	1,739,102	—
Derivative liabilities	6,315	6,315	—	6,315	—

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

		Fair Value Measurements at December 31, 2016 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$144,297	144,297	144,297	—	—
Securities available for sale:
U.S. Treasury obligations	8,008	8,008	8,008	—	—
Agency obligations	57,188	57,188	57,188	—	—
Mortgage-backed securities	951,861	951,861	—	951,861	—
State and municipal obligations	3,743	3,743	—	3,743	—
Corporate obligations	19,037	19,037	—	19,037	—
Equity securities	549	549	549	—	—
Total securities available for sale	$1,040,386	1,040,386	65,745	974,641	—
Investment securities held to maturity:
Agency obligations	$4,306	4,225	4,225	—	—
Mortgage-backed securities	893	924	—	924	—
State and municipal obligations	473,653	474,852	—	474,852	—
Corporate obligations	9,331	9,286	—	9,286	—
Total securities held to maturity	$488,183	489,287	4,225	485,062	—
FHLBNY stock	75,726	75,726	75,726	—	—
Loans, net of allowance for loan losses	6,941,603	6,924,440	—	—	6,924,440
Derivative assets	7,441	7,441		7,441

Financial liabilities:
Deposits other than certificates of deposits	$5,902,446	5,902,446	5,902,446	—	—
Certificates of deposit	651,183	653,772	—	653,772	—
Total deposits	$6,553,629	6,556,218	5,902,446	653,772	—
Borrowings	1,612,745	1,617,023	—	1,617,023	—
Derivative liabilities	6,750	6,750		6,750

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2017 and 2016.

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$77,913	80,443	81,894	83,596
Interest expense	10,878	11,388	11,682	11,696
Net interest income	67,035	69,055	70,212	71,900
Provision for loan losses	1,500	1,700	500	1,900
Net interest income after provision for loan losses	65,535	67,355	69,712	70,000
Non-interest income	12,465	14,819	15,112	13,301
Non-interest expense	46,124	47,340	46,280	48,078
Income before income tax expense	31,876	34,834	38,544	35,223
Income tax expense	8,368	10,451	11,969	15,740
Net income	$23,508	24,383	26,575	19,483
Basic earnings per share	$0.37	0.38	0.41	0.30
Diluted earnings per share	$0.37	0.38	0.41	0.30

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$73,974	74,805	76,045	77,491
Interest expense	10,905	10,895	11,074	10,874
Net interest income	63,069	63,910	64,971	66,617
Provision for loan losses	1,500	1,700	1,000	1,200
Net interest income after provision for loan losses	61,569	62,210	63,971	65,417
Non-interest income	13,018	13,824	14,066	14,485
Non-interest expense	44,878	45,897	45,850	47,153
Income before income tax expense	29,709	30,137	32,187	32,749
Income tax expense	8,736	8,781	9,281	10,182
Net income	$20,973	21,356	22,906	22,567
Basic earnings per share	$0.33	0.34	0.36	0.35
Diluted earnings per share	$0.33	0.34	0.36	0.35

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2017	2016	2015
Net income	$93,949	87,802	83,722
Basic weighted average common shares outstanding	64,384,851	63,643,622	62,945,669
Plus:
Dilutive shares	194,371	208,364	169,049
Diluted weighted average common shares outstanding	64,579,222	63,851,986	63,114,718
Earnings per share:
Basic	$1.46	1.38	1.33
Diluted	$1.45	1.38	1.33
Anti-dilutive stock options and awards totaling 369,772 shares, 432,895 shares and 469,018 shares at December 31, 2017, 2016 and 2015, respectively, were excluded from the earnings per share calculations.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$16,921	31,851
Securities available for sale, at fair value	658	549
Investment in subsidiary	1,244,670	1,177,110
Due from subsidiary—SAP	(4,419)	(3,004)
ESOP loan	41,419	45,971
Other assets	(37)	(31)
Total assets	$1,299,212	1,252,446
Liabilities and Stockholders’ Equity
Other liabilities	551	665
Total stockholders’ equity	1,298,661	1,251,781
Total liabilities and stockholders’ equity	$1,299,212	1,252,446
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2017	2016	2015
Dividends from subsidiary	$59,980	45,369	41,285
Interest income	1,839	1,995	2,153
Investment gain	17	15	12
Total income	61,836	47,379	43,450
Non-interest expense	1,021	902	812
Total expense	1,021	902	812
Income before income tax expense	60,815	46,477	42,638
Income tax expense	312	414	505
Income before undistributed net income of subsidiary	60,503	46,063	42,133
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	33,446	41,739	41,589
Net income	$93,949	87,802	83,722

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$93,949	87,802	83,722
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(33,446)	(41,739)	(41,589)
ESOP allocation	4,600	3,706	2,997
SAP allocation	4,963	3,812	4,625
Stock option allocation	203	172	272
Decrease in due from subsidiary—SAP	1,415	465	5,333
Increase in other assets	(34,919)	(8,177)	(8,406)
Decrease in other liabilities	(114)	(70)	(55)
Net cash provided by operating activities	36,651	45,971	46,899
Cash flows from investing activities:
Net decrease in ESOP loan	4,552	3,901	3,566
Net cash provided by investing activities	4,552	3,901	3,566
Cash flows from financing activities:
Purchases of treasury stock	(443)	(1,557)	—
Purchase of employee restricted shares to fund statutory tax withholding	(778)	(1,225)	(1,988)
Cash dividends paid	(59,980)	(45,369)	(41,285)
Shares issued dividend reinvestment plan	2,114	1,652	1,447
Stock options exercised	2,954	6,198	3,166
Net cash used in financing activities	(56,133)	(40,301)	(38,660)
Net (decrease) increase in cash and cash equivalents	(14,930)	9,571	11,805
Cash and cash equivalents at beginning of period	31,851	22,280	10,475
Cash and cash equivalents at end of period	$16,921	31,851	22,280

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

(20) Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income both gross and net of tax, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017			2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive (Loss)Income:
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	$(3,612)	1,449	(2,163)	(7,405)	2,974	(4,431)	(5,683)	2,282	(3,401)
Reclassification adjustment for gains included in net income	—	—	—	(50)	20	(30)	(654)	263	(391)
Total	(3,612)	1,449	(2,163)	(7,455)	2,994	(4,461)	(6,337)	2,545	(3,792)
Unrealized gains (losses) on derivatives (cash flow hedges)	633	(254)	379	404	(162)	242	(122)	49	(73)
Amortization related to post retirement obligations	(1,475)	586	(889)	5,628	(2,260)	3,368	2,156	(866)	1,290
Total other comprehensive (loss) income	$(4,454)	1,781	(2,673)	(1,423)	572	(851)	(4,303)	1,728	(2,575)
The Company, in accordance with ASU No. 2018-02, has elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive (loss) income to retained earning for the year ended December 31, 2017
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2017 and 2016, including the reclassification of income tax effects due to the adoption of ASU No. 2018-02 for the year ended December 31, 2017 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) Income by Component, net of tax For the Years Ended December 31,
	2017				2016
	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income	Unrealized Gains on Securities Available for Sale	Post-Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income
Balance at the beginning of the period	$(510)	(3,056)	169	(3,397)	3,951	(6,424)	(73)	(2,546)
Current period change in other comprehensive income (loss)	(2,163)	(889)	379	(2,673)	(4,461)	3,368	242	(851)
Reclassification of tax effects due to the adoption of ASU No. 2018-02	(619)	(901)	125	(1,395)	—	—	—	—
Balance at the end of the period	$(3,292)	(4,846)	673	(7,465)	(510)	(3,056)	169	(3,397)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2017	2016	2015
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$—	50	654	Net gain on securities transactions
	—	(20)	(263)	Income tax expense
	—	30	391	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	243	943	774	Compensation and employee benefits (1)
	(64)	(379)	(311)	Income tax expense
	179	564	463	Net of tax

Total reclassifications	$179	594	854	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 11. Benefit Plans

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. For the years ended December 31, 2017 and December 31, 2016, the Company had 50 and 36 interest rate swaps with an aggregate notional amount of $734.3 million and $582.2 million, respectively, related to this program. The Company has credit derivatives resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements; therefore, they are not used to manage interest rate risk in the Company's assets or liabilities.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company implemented this program during the quarter ended September 30, 2015. During the years ended December 31, 2017, 2016 and 2015, the Company’s did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $127,492 will be reclassified as a decrease to interest expense. As of December 31, 2017, the Company had two outstanding interest rate derivatives with a notional amount of $60.0 million that was designated as a cash flow hedge of interest rate risk.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2017 and 2016 (in thousands):

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

	As of December 31, 2017
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$6,303	Other liabilities	$6,315
Credit contracts	Other assets	1		—
Total derivatives not designated as hedging instruments		$6,304		$6,315

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$915	Other liabilities	$—
Total derivatives designated as hedging instruments		$915		$—

	As of December 31, 2016
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instruments:
Interest rate products	Other assets	$7,156	Other liabilities	$6,750
Credit contracts	Other assets	3		—
Total derivatives not designated as hedging instruments		$7,159		$6,750

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$282	Other liabilities	$—
Total derivatives designated as hedging instruments		$282		$—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2017	2016	2015
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(422)	$186	$238
Credit contracts	Other income	2	120	(1)
Total derivatives not designated as hedging instruments		$(420)	$306	$237

Derivatives designated as a hedging instruments:
Interest rate products	Interest expense	(205)	(394)	(122)
Total derivatives designated as a hedging instruments		$(205)	$(394)	$(122)

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

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
As of December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest, was $352,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $250,000 against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This report appears on page 55 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 26, 2018.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 26, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 26, 2018.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2017 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	507,656	$16.84	1,820,026
Total	507,656	$16.84	1,820,026
________________________

(1)	Consists of outstanding stock options to purchase 507,656 shares of common stock granted under the Company’s stock-based compensation plans.

(2)
The weighted average exercise price reflects an exercise price of $12.54 for 14,000 stock options granted in 2008; an exercise price of $10.40 for 33,336 stock options granted in 2009; an exercise price of $10.34 for 12,114 stock options granted in 2010; an exercise price of $14.50 for 64,622 stock options granted in 2011; an exercise price of $14.88 for 47,542 stock options and an exercise price of $14.68 for 10,000 stock options granted in 2012; an exercise price of $15.23 for 60,126 stock options granted in 2013; an exercise price of $16.38 for 80,760 stock options granted in 2014; and an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for 42,857 stock options granted in 2017 under the Company’s stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 26, 2018.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 26, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The exhibits and financial statement schedules filed as a part of this Annual Report on Form 10-K are as follows:
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

10.3
Form of Three-Year Change in Control Agreement between Provident Financial Services, Inc. and each of Messrs. Blum, Kuntz, Lyons and Raimonde dated as of December 16, 2015. (Filed as Exhibit 10.3 to the Company’s December 31, 2015 Annual Report to Stockholders on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016/File No. 001-31566.)

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

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 1, 2018	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, Chairman, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2018	Date:	March 1, 2018

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 1, 2018

By:	/s/ ROBERT ADAMO	By:	/s/ THOMAS W. BERRY
	Robert Adamo, Director		Thomas W. Berry, Director

Date:	March 1, 2018	Date:	March 1, 2018

By:	/s/ LAURA L. BROOKS	By:	/s/ FRANK L. FEKETE
	Laura L. Brooks, Director		Frank L. Fekete, Director

Date:	March 1, 2018	Date:	March 1, 2018

By:	/s/ TERENCE GALLAGHER	By:	/s/ MATTHEW K. HARDING
	Terence Gallagher, Director		Matthew K. Harding, Director

Date:	March 1, 2018	Date:	March 1, 2018

By:	/s/ CARLOS HERNANDEZ	By:
	Carlos Hernandez, Director		Edward O’Donnell, Director

Date:	March 1, 2018	Date:	March 1, 2018

By:	/s/ JOHN PUGLIESE
John Pugliese, Director

Date:	March 1, 2018