Form 10-Q
period 2018-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2018-05-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2018 there were 83,209,293 shares issued and 67,011,777 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 276,857 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2018 (Unaudited) and December 31, 2017
(Dollars in Thousands)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$82,445	$139,557
Short-term investments	51,069	51,277
Total cash and cash equivalents	133,514	190,834
Available for sale debt securities, at fair value	1,039,304	1,037,154
Held to maturity debt securities (fair value of $465,787 at March 31, 2018 (unaudited) and $485,039 at December 31, 2017)	466,945	477,652
Equity securities, at fair value	655	658
Federal Home Loan Bank stock	74,597	81,184
Loans	7,291,138	7,325,718
Less allowance for loan losses	62,521	60,195
Net loans	7,228,617	7,265,523
Foreclosed assets, net	7,252	6,864
Banking premises and equipment, net	61,659	63,185
Accrued interest receivable	28,722	29,646
Intangible assets	419,721	420,290
Bank-owned life insurance	190,789	189,525
Other assets	82,467	82,759
Total assets	$9,734,242	$9,845,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,990,874	$4,996,345
Savings deposits	1,100,435	1,083,012
Certificates of deposit of $100,000 or more	340,041	316,074
Other time deposits	325,233	318,735
Total deposits	6,756,583	6,714,166
Mortgage escrow deposits	26,994	25,933
Borrowed funds	1,590,088	1,742,514
Other liabilities	55,691	64,000
Total liabilities	8,429,356	8,546,613
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,729,095 shares outstanding at March 31, 2018 and 66,535,017 outstanding at December 31, 2017	832	832
Additional paid-in capital	1,014,468	1,012,908
Retained earnings	600,591	586,132
Accumulated other comprehensive loss	(16,696)	(7,465)
Treasury stock	(261,175)	(259,907)
Unallocated common stock held by the Employee Stock Ownership Plan	(33,134)	(33,839)
Common stock acquired by the Directors’ Deferred Fee Plan	(5,008)	(5,175)
Deferred compensation – Directors’ Deferred Fee Plan	5,008	5,175
Total stockholders’ equity	1,304,886	1,298,661
Total liabilities and stockholders’ equity	$9,734,242	$9,845,274
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2018 and 2017 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2018	2017
Interest income:
Real estate secured loans	$51,510	$46,011
Commercial loans	19,126	16,820
Consumer loans	4,905	5,014
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	7,251	6,563
Held to maturity debt securities	3,144	3,248
Deposits, Federal funds sold and other short-term investments	395	257
Total interest income	86,331	77,913
Interest expense:
Deposits	6,235	4,452
Borrowed funds	6,819	6,426
Total interest expense	13,054	10,878
Net interest income	73,277	67,035
Provision for loan losses	5,400	1,500
Net interest income after provision for loan losses	67,877	65,535
Non-interest income:
Fees	6,639	6,005
Wealth management income	4,400	4,213
Bank-owned life insurance	1,264	1,389
Net gain on securities transactions	1	—
Other income	1,003	858
Total non-interest income	13,307	12,465
Non-interest expense:
Compensation and employee benefits	27,869	26,848
Net occupancy expense	6,745	6,955
Data processing expense	3,606	3,457
FDIC insurance	1,053	1,099
Amortization of intangibles	570	752
Advertising and promotion expense	967	857
Other operating expenses	6,100	6,156
Total non-interest expense	46,910	46,124
Income before income tax expense	34,274	31,876
Income tax expense	6,361	8,368
Net income	$27,913	$23,508
Basic earnings per share	$0.43	$0.37
Weighted average basic shares outstanding	64,768,977	64,167,376
Diluted earnings per share	$0.43	$0.37
Weighted average diluted shares outstanding	64,949,442	64,369,605

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2018	2017
Net income	$27,913	$23,508
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(9,639)	771
Reclassification adjustment for gains included in net income	—	—
Total	(9,639)	771
Unrealized gains on derivatives	530	55
Amortization related to post-retirement obligations	62	32
Total other comprehensive (loss) income	(9,047)	858
Total comprehensive income	$18,866	$24,366
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2018 and 2017 (Unaudited)
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

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2018 and 2017 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income	—	—	27,913	—	—	—	—	—	27,913
Other comprehensive loss, net of tax	—	—	—	(9,047)	—	—	—	—	(9,047)
Cash dividends declared	—	—	(13,638)	—	—	—	—	—	(13,638)
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP	—	40	—	—	—	—	167	(167)	40
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(1,792)	—	—	—	(1,792)
Shares issued dividend reinvestment plan	—	135	—	—	284	—	—	—	419
Stock option exercises	—	(65)	—	—	240	—	—	—	175
Allocation of ESOP shares	—	380	—	—	—	705	—	—	1,085
Allocation of SAP shares	—	1,025	—	—	—	—	—	—	1,025
Allocation of stock options	—	45	—	—	—	—	—	—	45
Balance at March 31, 2018	$832	$1,014,468	$600,591	$(16,696)	$(261,175)	$(33,134)	$(5,008)	$5,008	$1,304,886
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$27,913	$23,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,598	3,024
Provision for loan losses	5,400	1,500
Deferred tax expense	2,015	2,632
Income on Bank-owned life insurance	(1,264)	(1,389)
Net amortization of premiums and discounts on securities	2,279	2,450
Accretion of net deferred loan fees	(1,286)	(1,146)
Amortization of premiums on purchased loans, net	200	219
Net increase in loans originated for sale	(4,117)	(990)
Proceeds from sales of loans originated for sale	4,528	89
Proceeds from sales and paydowns of foreclosed assets	466	2,167
ESOP expense	1,085	1,095
Allocation of stock award shares	1,025	541
Allocation of stock options	45	44
Net gain on sale of loans	(411)	(89)
Net gain on securities transactions	(1)	—
Net gain on sale of foreclosed assets	(181)	(288)
(Increase) decrease in accrued interest receivable	(924)	413
Decrease in other assets	1,146	2,620
Decrease in other liabilities	(8,309)	(12,007)
Net cash provided by operating activities	32,207	24,393
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	21,934	15,668
Purchases of held to maturity debt securities	(11,881)	(17,297)
Proceeds from maturities and paydowns of available for sale debt securities	55,279	48,819
Purchases of available for sale debt securities	(72,154)	(57,015)
Proceeds from redemption of Federal Home Loan Bank stock	39,929	32,311
Purchases of Federal Home Loan Bank stock	(33,342)	(33,221)
Net decrease in loans	34,994	5,626
Purchases of premises and equipment	(502)	(589)
Net cash provided by (used in) investing activities	34,257	(5,698)
Cash flows from financing activities:
Net increase (decrease) in deposits	42,417	(23,759)
Increase in mortgage escrow deposits	1,061	1,839
Cash dividends paid to stockholders	(13,638)	(12,629)
Shares issued through the dividend reinvestment plan	419	475
Purchases of treasury stock	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	(1,792)	(703)
Stock options exercised	175	2,508
Proceeds from long-term borrowings	265,000	70,420
Payments on long-term borrowings	(135,810)	(91,009)

	Three months ended March 31,
	2018	2017
Net (decrease) increase in short-term borrowings	(281,616)	48,403
Net cash used in financing activities	(123,784)	(4,898)
Net (decrease) increase in cash and cash equivalents	(57,320)	13,797
Cash and cash equivalents at beginning of period	190,834	144,297
Cash and cash equivalents at end of period	$133,514	$158,094
Cash paid during the period for:
Interest on deposits and borrowings	$12,972	$10,944
Income taxes	$3,619	$105
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$673	$1,708
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for all of 2018.
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
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2017 Annual Report on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2018			2017
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$27,913			$23,508
Basic earnings per share:
Income available to common stockholders	$27,913	64,768,977	$0.43	$23,508	64,167,376	$0.37
Dilutive shares		180,465			202,229
Diluted earnings per share:
Income available to common stockholders	$27,913	64,949,442	$0.43	$23,508	64,369,605	$0.37
Anti-dilutive stock options and awards at March 31, 2018 and 2017, totaling 484,613 shares and 427,040 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Investment Securities
At March 31, 2018, the Company had $1.04 billion and $466.9 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") in future periods. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of March 31, 2018 totaled 580, compared with 306 at December 31, 2017. All securities with unrealized losses at March 31, 2018 were analyzed for OTTI. Based upon this analysis, the Company believes that as of March 31, 2018, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$7,007	—	(8)	6,999
Mortgage-backed securities	1,021,819	2,372	(20,588)	1,003,603
State and municipal obligations	3,249	81	—	3,330
Corporate obligations	25,044	377	(49)	25,372
	$1,057,119	2,830	(20,645)	1,039,304

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$19,014	—	(9)	19,005
Mortgage-backed securities	993,548	4,914	(10,095)	988,367
State and municipal obligations	3,259	129	—	3,388
Corporate obligations	26,047	359	(12)	26,394
	$1,041,868	5,402	(10,116)	1,037,154
The amortized cost and fair value of available for sale debt securities at March 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2018
	Amortized cost	Fair value
Due in one year or less	$7,397	7,392
Due after one year through five years	3,008	2,979
Due after five years through ten years	24,895	25,330
Due after ten years	—	—
	$35,300	35,701
Mortgage-backed securities totaling $1.02 billion at amortized cost and $1.00 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended March 31, 2018 and 2017, no securities were sold or called from the available for sale debt securities portfolio.

The following tables present the fair value and gross unrealized losses for available for sale debt securities with temporary impairment at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$5,000	(7)	1,999	(1)	6,999	(8)
Mortgage-backed securities	646,962	(11,513)	227,119	(9,075)	874,081	(20,588)
Corporate obligations	7,959	(49)	—	—	7,959	(49)
	$659,921	(11,569)	229,118	(9,076)	889,039	(20,645)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$12,006	(8)	6,999	(1)	19,005	(9)
Mortgage-backed securities	420,746	(3,936)	235,056	(6,159)	655,802	(10,095)
Corporate obligations	—	—	989	(12)	989	(12)
	$432,752	(3,944)	243,044	(6,172)	675,796	(10,116)
The number of available for sale debt securities in an unrealized loss position at March 31, 2018 totaled 177, compared with 122 at December 31, 2017. The increase in the number of securities in an unrealized loss position at March 31, 2018, was due to higher market interest rates from December 31, 2017. All temporarily impaired investment securities were investment grade at March 31, 2018. At March 31, 2018, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $32,000 and an unrealized loss of $384. This private label mortgage-backed security was investment grade at March 31, 2018.
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2018. Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of March 31, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,616	—	(127)	4,489
Mortgage-backed securities	311	11	—	322
State and municipal obligations	452,031	4,529	(5,383)	451,177
Corporate obligations	9,987	1	(189)	9,799
	$466,945	4,541	$(5,699)	465,787

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,308	—	(87)	4,221
Mortgage-backed securities	382	14	—	396
State and municipal obligations	462,942	9,280	(1,738)	470,484
Corporate obligations	10,020	1	(83)	9,938
	$477,652	9,295	(1,908)	485,039
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, proceeds from calls on securities from the held to maturity debt securities portfolio totaled $20.3 million with gross gains of $1,000 and no gross losses recognized. For the three months ended March 31, 2017, proceeds from calls on securities from the held to maturity debt securities portfolio totaled $12.8 million with no gross gains and no gross losses recognized.
The amortized cost and fair value of held to maturity debt securities at March 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2018
	Amortized cost	Fair value
Due in one year or less	$7,452	7,488
Due after one year through five years	71,292	71,458
Due after five years through ten years	255,234	254,865
Due after ten years	132,656	131,654
	$466,634	465,465
Mortgage-backed securities totaling $311,000 at amortized cost and $322,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables present the fair value and gross unrealized losses on securities in the held to maturity debt securities portfolio with temporary impairment at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$4,489	(127)	—	—	4,489	(127)
State and municipal obligations	167,074	(2,650)	47,558	(2,733)	214,632	(5,383)
Corporate obligations	9,523	(189)	—	—	9,523	(189)
	$181,086	(2,966)	47,558	(2,733)	228,644	(5,699)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,821	(87)	—	—	3,821	(87)
State and municipal obligations	37,317	(295)	49,488	(1,443)	86,805	(1,738)
Corporate obligations	9,662	(83)	—		9,662	(83)
	$50,800	(465)	49,488	(1,443)	100,288	(1,908)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended March 31, 2018. Based on its detailed review of the held to maturity debt securities portfolio, the Company believes that as of March 31, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of held to maturity debt securities in an unrealized loss position at March 31, 2018 totaled 403, compared with 184 at December 31, 2017. The increase in the number of securities in an unrealized loss position at March 31, 2018, was due to higher market interest rates from December 31, 2017. All temporarily impaired investment securities were investment grade at March 31, 2018.

Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Mortgage loans:
Residential	$1,127,744	1,142,347
Commercial	2,185,107	2,171,056
Multi-family	1,423,834	1,403,885
Construction	370,999	392,580
Total mortgage loans	5,107,684	5,109,868
Commercial loans	1,725,780	1,745,138
Consumer loans	460,741	473,957
Total gross loans	7,294,205	7,328,963
Purchased credit-impaired ("PCI") loans	946	969
Premiums on purchased loans	3,848	4,029
Unearned discounts	(35)	(36)
Net deferred fees	(7,826)	(8,207)
Total loans	$7,291,138	7,325,718
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	March 31, 2018
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$5,711	6,694	8,343	—	20,748	1,106,996	1,127,744
Commercial	967	949	4,265	—	6,181	2,178,926	2,185,107
Multi-family	—	—	—	—	—	1,423,834	1,423,834
Construction	—	—	—	—	—	370,999	370,999
Total mortgage loans	6,678	7,643	12,608	—	26,929	5,080,755	5,107,684
Commercial loans	3,787	250	31,359	—	35,396	1,690,384	1,725,780
Consumer loans	2,208	647	1,971	—	4,826	455,915	460,741
Total gross loans	$12,673	8,540	45,938	—	67,151	7,227,054	7,294,205

	December 31, 2017
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$7,809	4,325	8,105	—	20,239	1,122,108	1,142,347
Commercial	1,486	—	7,090	—	8,576	2,162,480	2,171,056
Multi-family	—	—	—	—	—	1,403,885	1,403,885
Construction	—	—	—	—	—	392,580	392,580
Total mortgage loans	9,295	4,325	15,195	—	28,815	5,081,053	5,109,868
Commercial loans	551	406	17,243	—	18,200	1,726,938	1,745,138
Consumer loans	2,465	487	2,491	—	5,443	468,514	473,957
Total gross loans	$12,311	5,218	34,929	—	52,458	7,276,505	7,328,963

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $45.9 million and $34.9 million at March 31, 2018 and December 31, 2017, respectively. Included in non-accrual loans were $24.8 million and $11.5 million of loans which were less than 90 days past due at March 31, 2018 and December 31, 2017, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2018 or December 31, 2017.
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
The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analysis of collateral dependent impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan and is generally updated annually or more frequently, if required.
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
At March 31, 2018, there were 150 impaired loans totaling $68.3 million. Included in this total were 127 TDRs related to 123 borrowers totaling $37.4 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2018. At December 31, 2017, there were 149 impaired loans totaling $52.0 million. Included in this total were 125 TDRs to 121 borrowers totaling $31.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2017.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	March 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,927	41,028	2,316	68,271
Collectively evaluated for impairment	5,082,757	1,684,752	458,425	7,225,934
Total gross loans	$5,107,684	1,725,780	460,741	7,294,205

	December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$28,459	21,223	2,359	52,041
Collectively evaluated for impairment	5,081,409	1,723,915	471,598	7,276,922
Total gross loans	$5,109,868	1,745,138	473,957	7,328,963

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,327	3,152	69	4,548
Collectively evaluated for impairment	26,674	29,174	2,125	57,973
Total gross loans	$28,001	32,326	2,194	62,521

	December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,486	1,134	70	2,690
Collectively evaluated for impairment	26,566	28,680	2,259	57,505
Total gross loans	$28,052	29,814	2,329	60,195
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
The following table presents the number of loans modified as TDRs during the three months ended March 31, 2018 and 2017, along with their balances immediately prior to the modification date and post-modification as of March 31, 2018 and 2017.

	For the three months ended
	March 31, 2018			March 31, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	$—	3	$1,002	$988
Total mortgage loans	—	—	—	3	1,002	988
Commercial loans	5	8,127	6,626	1	292	284
Consumer loans	—	—	—	2	240	234
Total restructured loans	5	$8,127	$6,626	6	$1,534	$1,506
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the three months ended March 31, 2018, $3.0 million of charge-offs were recorded on collateral dependent impaired loans. There were no charge-offs recorded on collateral dependent impaired loans for the same period last year. The allowance for loan losses associated with the TDRs presented in the preceding table totaled $411,000 and $158,000 at March 31, 2018 and 2017, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding table had a weighted average modified interest rate of approximately 5.66% and 3.30%, respectively, compared to a weighted average rate of 5.17% and 3.61% prior to modification for the three months ended March 31, 2018 and 2017, respectively.

The following table presents loans modified as TDRs within the previous 12 months from March 31, 2018 and 2017, and for which there was a payment default (90 days or more past due) at the quarter ended March 31, 2018 and 2017. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.

	March 31, 2018		March 31, 2017
Troubled Debt Restructurings - Subsequent Default	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Commercial loans	3	$428	1	$284
Total restructured loans	3	$428	1	$284
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $946,000 at March 31, 2018 and $1.0 million at December 31, 2017.
The following table summarizes the changes in the accretable yield for PCI loans during the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$101	200
Accretion	(20)	(49)
Reclassification from non-accretable discount	31	21
Ending balance	$112	172
The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2018
Balance at beginning of period	$28,052	29,814	2,329	60,195
Provision charged (credited) to operations	(22)	5,390	32	5,400
Recoveries of loans previously charged-off	88	127	180	395
Loans charged-off	(117)	(3,005)	(347)	(3,469)
Balance at end of period	$28,001	32,326	2,194	62,521

2017
Balance at beginning of period	$29,626	29,143	3,114	61,883
Provision charged (credited) to operations	(130)	1,616	14	1,500
Recoveries of loans previously charged-off	53	458	176	687
Loans charged-off	(231)	(1,431)	(253)	(1,915)
Balance at end of period	$29,318	29,786	3,051	62,155

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	March 31, 2018					December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,519	10,701	—	10,733	135	13,239	10,477	—	10,552	479
Commercial	1,550	1,546	—	1,546	—	5,037	4,908	—	5,022	12
Total	15,069	12,247	—	12,279	135	18,276	15,385	—	15,574	491
Commercial loans	21,552	17,277	—	17,467	109	19,196	14,984	—	15,428	395
Consumer loans	1,559	1,016	—	1,040	18	1,582	1,041	—	1,150	69
Total impaired loans	$38,180	30,540	—	30,786	262	39,054	31,410	—	32,152	955

Loans with an allowance recorded
Mortgage loans:
Residential	$12,642	11,622	1,199	11,673	120	13,052	12,010	1,351	12,150	475
Commercial	1,058	1,058	128	1,073	13	1,064	1,064	135	1,076	54
Total	13,700	12,680	1,327	12,746	133	14,116	13,074	1,486	13,226	529
Commercial loans	26,236	23,751	3,152	26,022	89	7,097	6,239	1,134	7,318	208
Consumer loans	1,311	1,300	69	1,323	15	1,329	1,318	70	1,349	64
Total impaired loans	$41,247	37,731	4,548	40,091	237	22,542	20,631	2,690	21,893	801

Total impaired loans
Mortgage loans:
Residential	$26,161	22,323	1,199	22,406	255	26,291	22,487	1,351	22,702	954
Commercial	2,608	2,604	128	2,619	13	6,101	5,972	135	6,098	66
Total	28,769	24,927	1,327	25,025	268	32,392	28,459	1,486	28,800	1,020
Commercial loans	47,788	41,028	3,152	43,489	198	26,293	21,223	1,134	22,746	603
Consumer loans	2,870	2,316	69	2,363	33	2,911	2,359	70	2,499	133
Total impaired loans	$79,427	68,271	4,548	70,877	499	61,596	52,041	2,690	54,045	1,756
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $4.5 million at March 31, 2018 and $2.7 million at December 31, 2017. At March 31, 2018 and December 31, 2017, impaired loans for which there was no related allowance for loan losses totaled $30.5 million and $31.4 million, respectively. The average balance of impaired loans for the three months ended March 31, 2018 and December 31, 2017 was $70.9 million and $54.0 million, respectively.
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

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At March 31, 2018
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$6,694	16,334	351	—	23,379	14,204	648	38,231
Substandard	8,343	22,582	238	—	31,163	65,241	1,971	98,375
Doubtful	—	—	—	—	—	428	—	428
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	15,037	38,916	589	—	54,542	79,873	2,619	137,034
Acceptable/Watch	1,112,707	2,146,191	1,423,245	370,999	5,053,142	1,645,907	458,122	7,157,171
Total	$1,127,744	2,185,107	1,423,834	370,999	5,107,684	1,725,780	460,741	7,294,205

	At December 31, 2017
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,325	19,172	15	—	23,512	20,738	486	44,736
Substandard	8,105	25,069	—	—	33,174	29,734	2,491	65,399
Doubtful	—	—	—	—	—	428	—	428
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,430	44,241	15	—	56,686	50,900	2,977	110,563
Acceptable/Watch	1,129,917	2,126,815	1,403,870	392,580	5,053,182	1,694,238	470,980	7,218,400
Total	$1,142,347	2,171,056	1,403,885	392,580	5,109,868	1,745,138	473,957	7,328,963
Note 4. Deposits
Deposits at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Savings	$1,100,435	1,083,012
Money market	1,549,998	1,532,024
NOW	2,000,258	2,011,334
Non-interest bearing	1,440,618	1,452,987
Certificates of deposit	665,274	634,809
Total deposits	$6,756,583	6,714,166
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
Net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2018 and 2017 includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post- retirement benefits
	2018	2017	2018	2017
Service cost	$—	—	29	26
Interest cost	274	307	197	218
Expected return on plan assets	(693)	(638)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss (gain)	199	230	(99)	(169)
Net periodic benefit (increase) cost	$(220)	(101)	127	75
In its consolidated financial statements for the year ended December 31, 2017, the Company previously disclosed that it does not expect to contribute to the pension plan in 2018. As of March 31, 2018, no contributions have been made to the pension plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2018 were calculated using the actual January 1, 2018 pension and other post-retirement benefits valuations.
Note 6. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2018
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost," which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2018. The initial adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The initial adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," a new standard which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance for the interim reporting period ended March 31, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, nor was additional disclosure deemed necessary.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities, except equity method investments, to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted this guidance effective January 1, 2018. As a result, $658,000 of equity securities, as of December 31, 2017, were reclassified from securities available for sale and presented as a separate item on the Consolidated Statements of Financial Condition. The $184,000 after-tax unrealized gain on these securities, at the time of adoption, was reclassified from accumulated other comprehensive income to retained earnings and is reflected in the Consolidated Statements of Changes in Stockholders' Equity. For financial instruments that are measured at amortized cost, the Company measures fair value utilizing an exit pricing methodology, and as such, no changes were required as a result of the adoption of this guidance.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues are not affected. The Company formed a working group to guide implementation efforts including the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts.  The Company completed its evaluation of this guidance and concluded there are no material changes related to the timing or amount of revenue recognition. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including the disaggregation of certain categories of revenue (see Note 10 - "Revenue Recognition").
Accounting Pronouncements Not Yet Adopted
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance only includes instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU is fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact this guidance will have on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, the Company has formed a cross-functional working group, under the direction of the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. The Company is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. Additionally, the Company is evaluating third-party vendor solutions to assist in the application of this guidance. The adoption of the ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13. It is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date.

Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. During the quarter, the Company formed a working group to guide the implementation efforts, including the identification and review of all lease agreements within the scope of the guidance.  Additionally, the working group is currently evaluating third-party software platforms to support the requirements of this guidance. The Company is currently assessing the impact that the ASU will have on the Company's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2018 and December 31, 2017.
Available for Sale Debt Securities, at Fair Value
For available for sale debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in an adjustment in the prices obtained from the pricing service.

Equity Securities, at Fair Value
The Company holds equity securities that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.
Derivatives
The Company records all derivatives on the statement of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan related transaction and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s interest rate derivatives not used to manage interest rate risk are recognized directly in earnings.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2018 and December 31, 2017.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2018 and December 31, 2017.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$6,999	6,999	—	—
Mortgage-backed securities	1,003,603	—	1,003,603	—
State and municipal obligations	3,330	—	3,330	—
Corporate obligations	25,372	—	25,372	—
Total available for sale debt securities	1,039,304	6,999	1,032,305	—
Equity securities	655	655	—	—
Derivative assets	11,486	—	11,486	—
	$1,051,445	7,654	1,043,791	—

Derivative liabilities	$9,560	—	9,560	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$18,689	—	—	18,689
Foreclosed assets	7,252	—	—	7,252
	$25,941	—	—	25,941

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$19,005	19,005	—	—
Mortgage-backed securities	988,367	—	988,367	—
State and municipal obligations	3,388	—	3,388	—
Corporate obligations	26,394	—	26,394	—
Total available for sale debt securities	1,037,154	19,005	1,018,149	—
Equity securities	658	658	—	—
Derivative assets	7,219	—	7,219
	$1,045,031	19,663	1,025,368	—

Derivative liabilities	$6,315	—	6,315	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$6,971	—	—	6,971
Foreclosed assets	6,864	—	—	6,864
	$13,835	—	—	13,835
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2018.

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
Held to Maturity Debt Securities
For held to maturity debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
Federal Home Loan Bank of New York ("FHLBNY") Stock
The carrying value of FHLBNY stock was its cost. The fair value of FHLBNY stock is based on redemption at par value. The Company classifies the estimated fair value as Level 1 within the fair value hierarchy.
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial mortgage, residential mortgage, commercial, construction and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and into performing and non-performing categories. The fair value of performing loans was estimated using a combination of techniques, including a discounted cash flow model that utilizes a discount rate that reflects the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date (i.e. exit pricing). The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company classifies the estimated fair value of its loan portfolio as Level 3.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2018 and December 31, 2017. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$133,514	133,514	133,514	—	—
Available for sale debt securities:
Agency obligations	6,999	6,999	6,999	—	—
Mortgage-backed securities	1,003,603	1,003,603	—	1,003,603	—
State and municipal obligations	3,330	3,330	—	3,330	—
Corporate obligations	25,372	25,372	—	25,372	—
Total available for sale debt securities	$1,039,304	1,039,304	6,999	1,032,305	—
Held to maturity debt securities:
Agency obligations	4,616	4,489	4,489	—	—
Mortgage-backed securities	311	322	—	322	—
State and municipal obligations	452,031	451,177	—	451,177	—
Corporate obligations	9,987	9,799	—	9,799	—
Total held to maturity debt securities	$466,945	465,787	4,489	461,298	—
FHLBNY stock	74,597	74,597	74,597	—	—
Equity Securities	655	655	655	—	—
Loans, net of allowance for loan losses	7,228,617	7,130,722	—	—	7,130,722
Derivative assets	11,486	11,486	—	11,486	—

Financial liabilities:
Deposits other than certificates of deposits	$6,091,309	6,091,309	6,091,309	—	—
Certificates of deposit	665,274	662,475	—	662,475	—
Total deposits	$6,756,583	6,753,784	6,091,309	662,475	—
Borrowings	1,590,088	1,582,518	—	1,582,518	—
Derivative liabilities	9,560	9,560	—	9,560	—

		Fair Value Measurements at December 31, 2017 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$190,834	190,834	190,834	—	—
Available for sale debt securities:
Agency obligations	19,005	19,005	19,005	—	—
Mortgage-backed securities	988,367	988,367	—	988,367	—
State and municipal obligations	3,388	3,388	—	3,388	—
Corporate obligations	$26,394	26,394	—	26,394	—
Total available for sale debt securities	$1,037,154	1,037,154	19,005	1,018,149	—
Held to maturity debt securities:
Agency obligations	$4,308	4,221	4,221	—	—
Mortgage-backed securities	382	396	—	396	—
State and municipal obligations	462,942	470,484	—	470,484	—
Corporate obligations	10,020	9,938	—	9,938	—
Total held to maturity debt securities	$477,652	485,039	4,221	480,818	—
FHLBNY stock	81,184	81,184	81,184	—	—
Equity Securities	658	658	658	—	—
Loans, net of allowance for loan losses	7,265,523	7,217,705	—	—	7,217,705
Derivative assets	7,219	7,219	—	7,219	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,357	6,079,357	6,079,357	—	—
Certificates of deposit	634,809	632,744	—	632,744	—
Total deposits	$6,714,166	6,712,101	6,079,357	632,744	—
Borrowings	1,742,514	1,739,102	—	1,739,102	—
Derivative liabilities	6,315	6,315	—	6,315	—

Note 8. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income, both gross and net of tax, for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net (losses) gains arising during the period	$(13,093)	3,454	(9,639)	1,287	(516)	771
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(13,093)	3,454	(9,639)	1,287	(516)	771
Unrealized gains on derivatives (cash flow hedges)	720	(190)	530	92	(37)	55
Amortization related to post-retirement obligations	84	(22)	62	53	(21)	32
Total other comprehensive (loss) income	$(12,289)	3,242	(9,047)	1,432	(574)	858
The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2018 and 2017 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended March 31
	2018				2017
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized (Losses) Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31,	$(3,292)	(4,846)	673	(7,465)	(510)	(3,056)	169	(3,397)
Current period other comprehensive (loss) income	(9,639)	62	530	(9,047)	771	32	55	858
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	(184)	—	—	(184)	—	—	—	—
Balance at March 31,	$(13,115)	(4,784)	1,203	(16,696)	261	(3,024)	224	(2,539)

The following table summarizes the reclassifications out of accumulated other comprehensive income to the consolidated statements of income for the three months ended March 31, 2018 and 2017 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2018	2017
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$100	61	Compensation and employee benefits (1)
	(26)	(24)	Income tax expense
	$74	37	Net of tax
Total reclassifications	$74	37	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2018 and December 31, 2017, the Company had 48 interest rate swaps with an aggregate notional amount of $715.3 million and $718.5 million, respectively, related to this program. Additionally, at March 31, 2018 and December 31, 2017, the Company had two credit derivatives with an aggregate notional amount of $15.8 million resulting from participations in interest rate swaps provided to external lenders as part of loan participation arrangements; therefore, they are not used to manage interest rate risk in the Company's assets or liabilities. At March 31, 2018 and December 31, 2017, the fair value of these credit derivatives was immaterial.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018 and 2017, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $423,000 will be reclassified as an increase to interest expense. As of March 31, 2018, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $60.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017 (in thousands):

	At March 31, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$9,851	Other liabilities	9,560
Credit contracts	Other assets	—	Other liabilities	—
Total derivatives not designated as a hedging instrument		$9,851		9,560

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$1,635	Other liabilities	—
Total derivatives designated as a hedging instrument		$1,635		—

	At December 31, 2017
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$6,303	Other liabilities	6,315
Credit contracts	Other assets	1		—
Total derivatives not designated as a hedging instrument		$6,304		6,315

Derivatives designated as a a hedging instrument:
Interest rate products	Other assets	$915	Other liabilities	—
Total derivatives designated as a hedging instrument		$915		—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2018 and 2017 (in thousands):

		Gain (loss) recognized in Income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2018	March 31, 2017
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (expense)	$302	$(226)
Credit contracts	Other income (expense)	—	1
Total		$302	$(225)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$6	$(57)
Total		$6	$(57)

The Company has agreements with certain of its dealer counterparties that contain a provision that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

In addition, the Company has agreements with certain of its dealer counterparties that contain a provision that if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
At March 31, 2018, the Company had five dealer counterparties, of which, only one dealer counterparty was in a net liability position. The termination value for this net liability position, which includes accrued interest, was $23,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties. At March 31, 2018, the Company was not required to post collateral as the liability position is below the minimum transfer amount. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.
Note 10. Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The Company performed a review and assessment of all revenue streams, the related contracts with customers and the underlying performance obligations in those contracts. This guidance does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2018 and 2017, the out-of scope revenue related to financial instruments was 87% and 86% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue and banking service charges and other fees. The adoption of this standard did not change the current measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in-thousands)	2018	2017
Non-interest income
In-scope of Topic 606:
Wealth management fees	$4,400	4,213
Banking service charges and other fees:
Service charges on deposit accounts	3,315	3,145
Debit card and ATM fees	1,402	1,352
Total banking service charges and other fees	4,717	4,497
Total in-scope non-interest income	9,117	8,710
Total out-of-scope non-interest income	4,190	3,755
Total non-interest income	$13,307	12,465
Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The monthly accrual of wealth management fees are recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer either on on a quarterly or monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
Service charges on deposit accounts include overdraft service fees, account analysis fees and other deposit related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services are generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services are satisfied when the service is rendered. Payment is generally received at time of transaction or monthly.
Out-of-scope non-interest income primarily consists of Bank-owned life insurance and net fees on loan level interest rate swaps, along with gains and losses on the sale of loans and foreclosed real estate, loan prepayment fees and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not have any obligation to update any forward-looking statements to reflect events or circumstances after the date of this statement.
Critical Accounting Policies
The Company considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of the Company’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. The Company has identified the following as critical accounting policies:

•	Adequacy of the allowance for loan losses

•	Valuation of available for sale debt securities and impairment analysis

•	Valuation of deferred tax assets
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
The Company’s available for sale debt securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 5 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three months ended March 31, 2018 and 2017.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at March 31, 2018 and December 31, 2017.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2018 AND DECEMBER 31, 2017
Total assets at March 31, 2018 totaled $9.73 billion, a $111.0 million decrease from December 31, 2017. The decline in total assets was primarily due to a $57.3 million decrease in cash and cash equivalents, a $34.6 million decrease in total loans, a $15.1 million decrease in total investments and a $1.5 million decrease in premises and equipment.
Total loans decreased $34.6 million, or 0.47%, to $7.29 billion at March 31, 2018, from $7.33 billion at December 31, 2017. For the three months ended March 31, 2018, loan originations, including advances on lines of credit, totaled $873.3 million, compared with $724.5 million for the same period in 2017. During the three months ended March 31, 2018, the loan portfolio had net decreases of $21.6 million in construction loans, $19.4 million in commercial loans, $14.6 million in residential mortgage loans and $13.2 million in consumer loans, partially offset by net increases of $19.9 million in multi-family mortgage loans and $14.0 million in commercial mortgage loans. Commercial real estate, commercial and construction loans represented 78.2% of the loan portfolio at March 31, 2018, compared to 77.9% at December 31, 2017.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $317.0 million and $210.8 million, respectively, at March 31, 2018. No SNCs were 90 days or more delinquent at March 31, 2018.
The Company had outstanding junior lien mortgages totaling $198.7 million at March 31, 2018. Of this total, 15 loans totaling $933,000 were 90 days or more delinquent. These loans were allocated total loss reserves of $174,000.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Mortgage loans:
Residential	$8,343	8,105
Commercial	4,265	7,090
Total mortgage loans	12,608	15,195
Commercial loans	31,359	17,243
Consumer loans	1,971	2,491
Total non-performing/non-accrual loans	45,938	34,929
Total non-performing/accruing loans - 90 days or more delinquent	—	—
Total non-performing loans	45,938	34,929
Foreclosed assets	7,252	6,864
Total non-performing assets	$53,190	41,793
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Mortgage loans:
Residential	$6,694	4,325
Commercial	949	—
Total mortgage loans	7,643	4,325
Commercial loans	250	406
Consumer loans	647	487
Total 60-89 day delinquent loans	$8,540	5,218
At March 31, 2018, the allowance for loan losses totaled $62.5 million, or 0.86% of total loans, compared with $60.2 million, or 0.82% of total loans at December 31, 2017. Total non-performing loans were $45.9 million, or 0.63% of total loans at March 31, 2018, compared to $34.9 million, or 0.48% of total loans at December 31, 2017. The $11.0 million increase in non-performing loans at March 31, 2018, compared to non-performing loans at December 31, 2017, was due to a $14.1 million increase in non-performing commercial loans and a $238,000 increase in non-performing residential loans, partially offset by a $2.8 million decrease in non-performing commercial mortgage loans and a $520,000 decrease in non-performing consumer loans. Non-performing loans do not include $946,000 of purchased credit impaired ("PCI") loans.

At March 31, 2018 and December 31, 2017, the Company held $7.3 million and $6.9 million of foreclosed assets, respectively. During the three months ended March 31, 2018, there were three additions to foreclosed assets with a carrying value of $673,000 and three properties sold with a carrying value of $285,000. Foreclosed assets at March 31, 2018 consisted of $3.8 million of commercial real estate and $3.5 million of residential real estate.
Non-performing assets totaled $53.2 million, or 0.55% of total assets at March 31, 2018, compared to $41.8 million, or 0.42% of total assets at December 31, 2017.
Total investments decreased $15.1 million, or 0.95%, to $1.58 billion at March 31, 2018, from $1.60 billion at December 31, 2017, largely due to principal repayments on mortgage-backed securities, maturities and calls of certain municipal and agency bonds and an increase in unrealized losses on available for sale debt securities, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits increased $42.4 million, or 0.63%, during the three months ended March 31, 2018, to $6.76 billion from $6.71 billion at December 31, 2017. Total time deposits increased $30.5 million to $665.3 million at March 31, 2018, from $634.8 million at December 31, 2017, while total core deposits, which consist of savings and demand deposit accounts, increased $12.0 million to $6.09 billion at March 31, 2018, from $6.08 billion at December 31, 2017. The increase in time deposits was primarily the result of a 13 month certificate of deposit promotional campaign, which provided the Company a lower-cost funding alternative to wholesale borrowings. The increase in core deposits was largely attributable to an $18.0 million increase in money market deposits and a $17.4 million increase in savings deposits, partially offset by a $12.4 million decrease in non-interest bearing demand deposits and an $11.1 million decrease in interest bearing demand deposits. Core deposits represented 90.2% of total deposits at March 31, 2018, compared to 90.5% at December 31, 2017.
Borrowed funds decreased $152.4 million, or 8.7%, during the three months ended March 31, 2018, to $1.59 billion. The decrease in borrowings for the period was a function of wholesale funding being partially replaced by net inflows of deposits and lower asset funding requirements. Borrowed funds represented 16.3% of total assets at March 31, 2018, a decrease from 17.7% at December 31, 2017.
Stockholders’ equity increased $6.2 million, or 0.48%, during the three months ended March 31, 2018, to $1.30 billion, due to net income earned for the period, partially offset by dividends paid to stockholders and an increase in unrealized losses on available for sale debt securities. Common stock repurchases made in connection with withholding to cover income taxes on the vesting of stock-based compensation for the three months ended March 31, 2018 totaled 68,627 shares at an average cost of $26.12. At March 31, 2018, 3.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at March 31, 2018 were $19.55 and $13.27, respectively, compared with $19.52 and $13.20, respectively, at December 31, 2017. Tangible book value per share is a non-GAAP financial measure.
The following table reconciles book value per share to tangible book value per share and the associated calculations (dollars in thousands, except per share data):

	March 31, 2018	December 31, 2017
Total stockholders' equity	$1,304,886	1,298,661
Less: Total intangible assets	419,721	420,290
Total tangible stockholders' equity	$885,165	878,371

Shares outstanding at March 31, 2018 and December 31, 2017	66,729,095	66,535,017

Book value per share (total stockholders' equity/shares outstanding)	$19.55	$19.52
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$13.27	$13.20
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

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act, that was effective January 1, 2015. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio at 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. The Company exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer,” which when fully phased-in will consist of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer was effective on January 1, 2016, with a 0.625% requirement in that year, and will continue to be phased in through January 1, 2019, when the full capital requirement will be effective. For 2018, the capital conservation buffer requirement is 1.875%.
As of March 31, 2018, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2018
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$373,769	4.00%	$373,769	4.00%	$863,076	9.24%
Common equity Tier 1 risk-based capital	342,188	4.50	484,766	6.38	863,076	11.35
Tier 1 risk-based capital	456,250	6.00	598,829	7.88	863,076	11.35
Total risk-based capital	608,334	8.00	750,912	9.88	925,746	12.17

Company:
Tier 1 leverage capital	$373,786	4.00%	$373,786	4.00%	$902,442	9.66%
Common equity Tier 1 risk-based capital	342,209	4.50	484,796	6.38	902,442	11.87
Tier 1 risk-based capital	456,278	6.00	598,865	7.88	902,442	11.87
Total risk-based capital	608,371	8.00	750,958	9.88	964,963	12.69
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
General. The Company reported net income of $27.9 million, or $0.43 per basic and diluted share, for the three months ended March 31, 2018, compared to net income of $23.5 million, or $0.37 per basic and diluted share, for the three months ended March 31, 2017. The increase in the Company’s earnings for the quarter ended March 31, 2018 was driven by period-over-period growth in average loans outstanding, growth in both average non-interest bearing and interest bearing core deposits and an expansion of the net interest margin, combined with a decrease in income tax expense resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The improvement in earnings was tempered by an increase in the provision for loan losses.
Net Interest Income. Total net interest income increased $6.2 million to $73.3 million for the quarter ended March 31, 2018, from $67.0 million for the quarter ended March 31, 2017. Interest income for the quarter ended March 31, 2018 increased $8.4 million to $86.3 million, from $77.9 million for the same period in 2017. Interest expense increased $2.2 million to $13.1 million for the quarter ended March 31, 2018, from $10.9 million for the quarter ended March 31, 2017.
The net interest margin increased 19 basis points to 3.30% for the quarter ended March 31, 2018, compared with 3.11% for the quarter ended March 31, 2017. The weighted average yield on interest-earning assets increased 26 basis points to 3.89% for the quarter ended March 31, 2018, compared with 3.63% for the quarter ended March 31, 2017, while the weighted average cost of interest bearing liabilities increased 11 basis points to 0.76% for the quarter ended March 31, 2018, compared to the same quarter in 2017. The average cost of interest bearing deposits for the quarter ended March 31, 2018 was 0.47%, compared with 0.35% for the same period last year. Average non-interest bearing demand deposits totaled $1.42 billion for the quarter ended March 31, 2018, compared with $1.33 billion for the quarter ended March 31, 2017. The average cost of borrowed funds for the quarter ended March 31, 2018 was 1.70%, compared with 1.63% for the same period last year.
Interest income on loans secured by real estate increased $5.5 million to $51.5 million for the three months ended March 31, 2018, from $46.0 million for the three months ended March 31, 2017. Commercial loan interest income increased $2.3 million to $19.1 million for the three months ended March 31, 2018, from $16.8 million for the three months ended March 31, 2017. Consumer loan interest income decreased $109,000 to $4.9 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, the average balance of total loans increased $323.5 million to $7.24 billion, from $6.92 billion for the same period in 2017. The average loan yield for the three months ended March 31, 2018 increased 25 basis points to 4.18%, from 3.93% for the same period in 2017.
Interest income on held to maturity debt securities decreased $104,000 to $3.1 million for the three months ended March 31, 2018, from the same period in 2017. Average investment debt securities held to maturity decreased $16.5 million to $469.8 million for the three months ended March 31, 2018, from $486.2 million for the same period last year.
The average yield on total securities increased to 2.62% for the three months ended March 31, 2018, compared with 2.40% for the same period in 2017.
Interest expense on deposits increased $1.8 million, or 40.0%, to $6.2 million for the quarter ended March 31, 2018, from $4.5 million for the quarter ended March 31, 2017. The average cost of interest bearing deposits increased to 0.47% for the three months ended March 31, 2018, from 0.35% for the three months ended March 31, 2017. The average balance of interest bearing core deposits for the quarter ended March 31, 2018 increased $137.6 million to $4.70 billion, from $4.56 billion for the same period in 2017. Average time deposit account balances decreased $33.5 million, to $631.0 million for the quarter ended March 31, 2018, from $664.5 million for the quarter ended March 31, 2017.
Interest expense on borrowed funds increased $393,000 to $6.8 million for the quarter ended March 31, 2018, from $6.4 million for the quarter ended March 31, 2017. The average cost of borrowings increased to 1.70% for the three months ended March 31, 2018, from 1.63% for the three months ended March 31, 2017. Average borrowings increased $27.1 million, or 1.7%, to $1.63 billion for the quarter ended March 31, 2018, from $1.60 billion for the quarter ended March 31, 2017.
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
The Company recorded provisions for loan losses of $5.4 million for the three months ended March 31, 2018. This compared with provisions for loan losses of $1.5 million recorded for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company had net charge-offs of $3.1 million compared with net charge-offs of $1.2 million for the same period in 2017. At March 31, 2018, the Company’s allowance for loan losses was $62.5 million, or 0.86% of total loans, compared with $60.2 million, or 0.82% of total loans, at December 31, 2017. The increase in the provision for loan losses and loan charge-offs for the first quarter of 2018 was primarily due to deterioration in selected commercial credits, including a $15.4 million credit to a commercial borrower that on March 27, 2018 filed a Chapter 7 petition in bankruptcy for a liquidation of assets. A specific reserve of $2.5 million was established for this impaired loan, which is subject to ongoing review. As a result, additional reserves may be required.
Non-Interest Income. Non-interest income totaled $13.3 million for the quarter ended March 31, 2018, an increase of $842,000, or 6.8%, compared to the same period in 2017. Fee income increased $634,000 for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to a $344,000 increase in commercial loan prepayment fee income, a $102,000 increase in deposit related fee income and a $50,000 increase in debit card revenue, partially offset by a $45,000 decrease in merchant fee income. Wealth management income increased $187,000 to $4.4 million for the three months ended March 31, 2018, resulting from growth in assets under management, higher incremental fees on new asset management relationships and increased revenue from mutual fund offerings. Other income increased $145,000 to $1.0 million for the three months ended March 31, 2018, compared to $858,000 for the same period in 2017, principally due to a $322,000 increase in net gains on loan sales, partially offset by a $111,000 decrease in net gains recognized on the sale of foreclosed real estate. These increases in non-interest income were partially offset by a $125,000 decrease in income from Bank-owned life insurance largely due to a decline in equity valuations and lower policy crediting rates.
Non-Interest Expense. For the three months ended March 31, 2018, non-interest expense totaled $46.9 million, an increase of $786,000, or 1.7%, compared to the three months ended March 31, 2017. Compensation and benefits expense increased $1.0 million to $27.9 million for the three months ended March 31, 2018, compared to $26.8 million for the same period in 2017. This increase was primarily due to additional salary expense related to annual merit increases and an increase in stock-based compensation, partially offset by a decrease in retirement benefit costs. Data processing expense increased $149,000 to $3.6 million for the three months ended March 31, 2018, compared to $3.5 million for the same period in 2017, principally due to increases in software maintenance expense and statement rendering costs, partially offset by lower telecommunication expense. Additionally, advertising and promotion expenses increased $110,000 to $967,000 for the three months ended March 31, 2018, compared to the same period in 2017, largely due to the timing of the Company's advertising campaigns. Partially offsetting these increases in non-interest expense, net occupancy costs decreased $210,000, to $6.7 million for the three months ended March 31, 2018, compared to the same period in 2017, largely due to decreases in depreciation expense, real estate taxes and maintenance expense, partially offset by an increase in rent expense. A portion of these variances are associated with the Company's sale and leaseback of certain facilities in December 2017. Amortization of intangibles decreased $182,000 for the three months ended March 31, 2018, compared with the same period in 2017, as a result of scheduled reductions in amortization.
Income Tax Expense. For the three months ended March 31, 2018, the Company’s income tax expense was $6.4 million compared with $8.4 million for the three months ended March 31, 2017. The Company’s effective tax rate was 18.6% for the three months ended March 31, 2018 compared to 26.3% for the three months ended March 31, 2017. The decrease in tax expense and the effective tax rate were both favorably impacted by the enactment of the Tax Act on December 22, 2017, partially offset by an increase in pre-tax income derived from taxable sources.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2018 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$298,117	$(858)	(0.3)%
Static	298,975	—	—
+100	296,370	(2,605)	(0.9)
+200	293,243	(5,732)	(1.9)
+300	289,670	(9,305)	(3.1)
The preceding table indicates that, as of March 31, 2018, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.1%, or $9.3 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 0.3%, or $858,000 over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2018 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,512,704	$4,344	0.3%	15.4%	(2.0)%
Flat	1,508,360	—	—	15.7	—
+100	1,442,976	(65,384)	(4.3)	15.4	(1.9)
+200	1,376,360	(132,000)	(8.8)	15.1	(4.0)
+300	1,314,189	(194,171)	(12.9)	14.7	(6.1)
The preceding table indicates that as of March 31, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 12.9%, or $194.2 million. If rates were to decrease 100 basis points, the model forecasts a 0.3%, or $4.3 million, increase in the present value of equity.
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
There have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
January 1, 2018 through January 31, 2018	294	27.84	294	3,146,199
February 1, 2018 through February 28, 2018	18,816	$25.94	18,816	3,127,383
March 1, 2018 through March 31, 2018	49,517	26.18	49,517	3,077,866
Total	68,627	26.12	68,627

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
101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2018	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2018	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer