Form 10-Q
period 2018-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2018-08-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2018 there were 83,209,293 shares issued and 67,090,176 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 267,261 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.
PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2018 (Unaudited) and December 31, 2017
(Dollars in Thousands)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$91,192	$139,557
Short-term investments	50,761	51,277
Total cash and cash equivalents	141,953	190,834
Available for sale debt securities, at fair value	1,052,534	1,037,154
Held to maturity debt securities (fair value of $472,185 at June 30, 2018 (unaudited) and $485,039 at December 31, 2017)	473,825	477,652
Equity securities, at fair value	687	658
Federal Home Loan Bank stock	76,772	81,184
Loans	7,253,242	7,325,718
Less allowance for loan losses	58,819	60,195
Net loans	7,194,423	7,265,523
Foreclosed assets, net	6,537	6,864
Banking premises and equipment, net	60,348	63,185
Accrued interest receivable	29,735	29,646
Intangible assets	419,180	420,290
Bank-owned life insurance	192,082	189,525
Other assets	84,836	82,759
Total assets	$9,732,912	$9,845,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,953,994	$4,996,345
Savings deposits	1,070,397	1,083,012
Certificates of deposit of $100,000 or more	325,653	316,074
Other time deposits	323,905	318,735
Total deposits	6,673,949	6,714,166
Mortgage escrow deposits	30,106	25,933
Borrowed funds	1,641,539	1,742,514
Other liabilities	76,056	64,000
Total liabilities	8,421,650	8,546,613
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,780,853 shares outstanding at June 30, 2018 and 66,535,017 outstanding at December 31, 2017	832	832
Additional paid-in capital	1,017,256	1,012,908
Retained earnings	606,423	586,132
Accumulated other comprehensive loss	(19,912)	(7,465)
Treasury stock	(260,908)	(259,907)
Unallocated common stock held by the Employee Stock Ownership Plan	(32,429)	(33,839)
Common stock acquired by the Directors’ Deferred Fee Plan	(4,840)	(5,175)
Deferred compensation – Directors’ Deferred Fee Plan	4,840	5,175
Total stockholders’ equity	1,311,262	1,298,661
Total liabilities and stockholders’ equity	$9,732,912	$9,845,274
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income:
Real estate secured loans	$52,756	$47,009	$104,266	$93,020
Commercial loans	19,350	18,100	38,476	34,920
Consumer loans	4,945	5,196	9,850	10,210
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	7,682	6,548	14,933	13,111
Held to maturity debt securities	3,154	3,292	6,298	6,540
Deposits, Federal funds sold and other short-term investments	428	298	823	555
Total interest income	88,315	80,443	174,646	158,356
Interest expense:
Deposits	6,996	4,653	13,231	9,105
Borrowed funds	7,039	6,735	13,858	13,161
Total interest expense	14,035	11,388	27,089	22,266
Net interest income	74,280	69,055	147,557	136,090
Provision for loan losses	15,500	1,700	20,900	3,200
Net interest income after provision for loan losses	58,780	67,355	126,657	132,890
Non-interest income:
Fees	6,612	7,255	13,251	13,260
Wealth management income	4,602	4,509	9,002	8,722
Bank-owned life insurance	1,293	2,549	2,557	3,938
Net gain on securities transactions	—	11	1	11
Other income	1,330	495	2,333	1,353
Total non-interest income	13,837	14,819	27,144	27,284
Non-interest expense:
Compensation and employee benefits	27,983	26,910	55,852	53,758
Net occupancy expense	6,383	6,195	13,128	13,150
Data processing expense	3,626	3,531	7,232	6,988
FDIC insurance	900	999	1,953	2,098
Amortization of intangibles	546	695	1,116	1,447
Advertising and promotion expense	847	945	1,814	1,802
Other operating expenses	8,521	8,065	14,621	14,221
Total non-interest expense	48,806	47,340	95,716	93,464
Income before income tax expense	23,811	34,834	58,085	66,710
Income tax expense	4,568	10,451	10,929	18,819
Net income	$19,243	$24,383	$47,156	$47,891
Basic earnings per share	$0.30	$0.38	$0.73	$0.75
Weighted average basic shares outstanding	64,911,919	64,357,684	64,840,843	64,263,065
Diluted earnings per share	$0.30	$0.38	$0.73	$0.74
Weighted average diluted shares outstanding	65,099,603	64,541,071	65,024,917	64,455,873

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$19,243	$24,383	$47,156	$47,891
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized (losses) gains arising during the period	(3,438)	1,228	(13,077)	1,999
Reclassification adjustment for gains included in net income	—	—	—	—
Total	(3,438)	1,228	(13,077)	1,999
Unrealized gains (losses) on derivatives	148	(3)	678	52
Amortization related to post-retirement obligations	74	37	136	69
Total other comprehensive (loss) income	(3,216)	1,262	(12,263)	2,120
Total comprehensive income	$16,027	$25,645	$34,893	$50,011
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781
Net income	—	—	47,891	—	—	—	—	—	47,891
Other comprehensive income, net of tax	—	—	—	2,120	—	—	—	—	2,120
Cash dividends paid	—	—	(25,309)	—	—	—	—	—	(25,309)
Distributions from DDFP	—	114	—	—	—	—	335	(335)	114
Purchases of treasury stock	—	—	—	—	(443)	—	—	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(709)	—	—	—	(709)
Shares issued dividend reinvestment plan	—	284	—	—	626	—	—	—	910
Stock option exercises	—	(1,017)	—	—	3,532	—	—	—	2,515
Allocation of ESOP shares	—	710	—	—	—	1,410	—	—	2,120
Allocation of SAP shares	—	2,514	—	—	—	—	—	—	2,514
Allocation of stock options	—	97	—	—	—	—	—	—	97
Balance at June 30, 2017	$832	$1,008,479	$573,350	$(1,277)	$(261,215)	$(36,568)	$(5,511)	$5,511	$1,283,601
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2018 and 2017 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income	—	—	47,156	—	—	—	—	—	47,156
Other comprehensive loss, net of tax	—	—	—	(12,263)	—	—	—	—	(12,263)
Cash dividends paid	—	—	(27,049)	—	—	—	—	—	(27,049)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP	—	81	—	—	—	—	335	(335)	81
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(1,847)	—	—	—	(1,847)
Shares issued dividend reinvestment plan	—	305	—	—	554	—	—	—	859
Stock option exercises	—	(85)	—	—	292	—	—	—	207
Allocation of ESOP shares	—	795	—	—	—	1,410	—	—	2,205
Allocation of SAP shares	—	3,159	—	—	—	—	—	—	3,159
Allocation of stock options	—	93	—	—	—	—	—	—	93
Balance at June 30, 2018	$832	$1,017,256	$606,423	$(19,912)	$(260,908)	$(32,429)	$(4,840)	$4,840	$1,311,262
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$47,156	$47,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,092	5,971
Provision for loan losses	20,900	3,200
Deferred tax expense	(22,111)	840
Income on Bank-owned life insurance	(2,557)	(3,938)
Net amortization of premiums and discounts on securities	4,458	4,911
Accretion of net deferred loan fees	(2,404)	(2,422)
Amortization of premiums on purchased loans, net	405	516
Net increase in loans originated for sale	(4,545)	(13,752)
Proceeds from sales of loans originated for sale	5,111	—
Proceeds from sales and paydowns of foreclosed assets	2,063	3,540
ESOP expense	2,205	2,120
Allocation of stock award shares	3,159	2,514
Allocation of stock options	93	97
Net gain on sale of loans	(566)	(348)
Net gain on securities transactions	(1)	(11)
Net gain on sale of premises and equipment	(25)	—
Net gain on sale of foreclosed assets	(559)	(501)
Decrease (increase) in accrued interest receivable	89	(8)
Decrease (increase) in other assets	3,223	(3,723)
Increase (decrease) in other liabilities	12,056	(6,674)
Net cash provided by operating activities	73,242	40,223
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	24,997	25,638
Purchases of held to maturity debt securities	(22,470)	(31,572)
Proceeds from maturities, calls and paydowns of available for sale debt securities	101,691	100,502
Purchases of available for sale debt securities	(138,020)	(99,268)
Proceeds from redemption of Federal Home Loan Bank stock	75,655	57,658
Purchases of Federal Home Loan Bank stock	(71,243)	(60,881)
Purchases of loans	(1,344)	—
Net decrease (increase) in loans	74,574	(13,922)
Proceeds from sales of premises and equipment	25	—
Purchases of premises and equipment	(1,139)	(1,108)
Net cash provided by (used in) investing activities	42,726	(22,953)
Cash flows from financing activities:
Net decrease in deposits	(40,217)	(53,092)
Increase in mortgage escrow deposits	4,173	4,489
Cash dividends paid to stockholders	(27,049)	(25,309)
Shares issued through the dividend reinvestment plan	859	910
Purchases of treasury stock	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	(1,847)	(709)

	Six months ended June 30,
	2018	2017
Stock options exercised	207	2,515
Proceeds from long-term borrowings	525,000	171,980
Payments on long-term borrowings	(410,834)	(202,019)
Net (decrease) increase in short-term borrowings	(215,141)	93,513
Net cash used in financing activities	(164,849)	(8,165)
Net (decrease) increase in cash and cash equivalents	(48,881)	9,105
Cash and cash equivalents at beginning of period	190,834	144,297
Cash and cash equivalents at end of period	$141,953	$153,402
Cash paid during the period for:
Interest on deposits and borrowings	$26,925	$22,422
Income taxes	$4,128	$15,491
Non-cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,245	$2,019
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for all of 2018.
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
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2017 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2018			2017
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$19,243			$24,383
Basic earnings per share:
Income available to common stockholders	$19,243	64,911,919	$0.30	$24,383	64,357,684	$0.38
Dilutive shares		187,684			183,387
Diluted earnings per share:
Income available to common stockholders	$19,243	65,099,603	$0.30	$24,383	64,541,071	$0.38

	Six months ended June 30,
	2018			2017
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$47,156			$47,891
Basic earnings per share:
Income available to common stockholders	$47,156	64,840,843	$0.73	$47,891	64,263,065	$0.75
Dilutive shares		184,074			192,808
Diluted earnings per share:
Income available to common stockholders	$47,156	65,024,917	$0.73	$47,891	64,455,873	$0.74
Antidilutive stock options and awards at June 30, 2018 and 2017, totaling 420,544 shares and 437,904 shares, respectively, were excluded from the earnings per share calculations.

Note 2. Investment Securities
At June 30, 2018, the Company had $1.05 billion and $473.8 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") in future periods. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of June 30, 2018, totaled 595, compared with 306 at December 31, 2017. All securities with unrealized losses at June 30, 2018 were analyzed for OTTI. Based upon this analysis, the Company believes that as of June 30, 2018, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	5,003	—	(4)	4,999
Mortgage-backed securities	1,041,736	1,932	(24,542)	1,019,126
State and municipal obligations	3,237	81	—	3,318
Corporate obligations	25,043	200	(152)	25,091
	$1,075,019	2,213	(24,698)	1,052,534

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	19,014	—	(9)	19,005
Mortgage-backed securities	993,548	4,914	(10,095)	988,367
State and municipal obligations	3,259	129	—	3,388
Corporate obligations	26,047	359	(12)	26,394
	$1,041,868	5,402	(10,116)	1,037,154
The amortized cost and fair value of available for sale debt securities at June 30, 2018, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2018
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	8,400	8,338
Due after five years through ten years	24,883	25,070
Due after ten years	—	—
	$33,283	33,408
Mortgage-backed securities totaling $1.04 billion at amortized cost and $1.02 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and six months ended June 30, 2018, no securities were sold or called from the available for sale debt securities portfolio. For the three and six months ended June 30, 2017, no securities were sold or called from the available for sale debt securities portfolio.

The following tables present the fair value and gross unrealized losses for available for sale debt securities with temporary impairment at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	4,999	(4)	—	—	4,999	(4)
Mortgage-backed securities	684,255	(14,301)	221,953	(10,241)	906,208	(24,542)
Corporate obligations	7,855	(152)	—	—	7,855	(152)
	$697,109	(14,457)	221,953	(10,241)	919,062	(24,698)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$12,006	(8)	6,999	(1)	19,005	(9)
Mortgage-backed securities	420,746	(3,936)	235,056	(6,159)	655,802	(10,095)
Corporate obligations	—	—	989	(12)	989	(12)
	$432,752	(3,944)	243,044	(6,172)	675,796	(10,116)
The number of available for sale debt securities in an unrealized loss position at June 30, 2018 totaled 192, compared with 122 at December 31, 2017. The increase in the number of securities in an unrealized loss position at June 30, 2018, was due to higher current market interest rates compared to rates at December 31, 2017. All temporarily impaired securities were investment grade at June 30, 2018. At June 30, 2018, there were two private label mortgage-backed securities in an unrealized loss position, with an amortized cost of $39,000 and an unrealized loss of $1,000. These private label mortgage-backed securities were investment grade at June 30, 2018.
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the six months ended June 30, 2018. Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of June 30, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,987	—	(143)	4,844
Mortgage-backed securities	248	8	—	256
State and municipal obligations	458,624	4,074	(5,373)	457,325
Corporate obligations	9,966	1	(207)	9,760
	$473,825	4,083	(5,723)	472,185

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,308	—	(87)	4,221
Mortgage-backed securities	382	14	—	396
State and municipal obligations	462,942	9,280	(1,738)	470,484
Corporate obligations	10,020	1	(83)	9,938
	$477,652	9,295	(1,908)	485,039
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2018 and 2017. For the three and six months ended June 30, 2018, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $195,000 and $20.5 million, respectively. There were no gross gains on calls for the three months ended June 30, 2018 and $1,000 for the six months ended June 30, 2018, and no gross losses in both the three and six month periods. For the three and six months ended June 30, 2017, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $7.9 million and $20.7 million, respectively, with gross gains of $11,000 and no gross losses recognized in both the three and six month periods.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at June 30, 2018 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2018
	Amortized cost	Fair value
Due in one year or less	$5,143	5,165
Due after one year through five years	75,121	75,177
Due after five years through ten years	261,417	260,745
Due after ten years	131,896	130,842
	$473,577	471,929
Mortgage-backed securities totaling $248,000 at amortized cost and $256,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables present the fair value and gross unrealized losses for held to maturity debt securities with temporary impairment at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$4,475	(143)	—	—	4,475	(143)
State and municipal obligations	168,467	(2,667)	48,054	(2,706)	216,521	(5,373)
Corporate obligations	8,984	(207)	—	—	8,984	(207)
	$181,926	(3,017)	48,054	(2,706)	229,980	(5,723)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,821	(87)	—	—	3,821	(87)
State and municipal obligations	37,317	(295)	49,488	(1,443)	86,805	(1,738)
Corporate obligations	9,662	(83)	—	—	9,662	(83)
	$50,800	(465)	49,488	(1,443)	100,288	(1,908)

The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended June 30, 2018. Based on its detailed review of the held to maturity debt securities portfolio, the Company believes that as of June 30, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of held to maturity debt securities in an unrealized loss position at June 30, 2018 totaled 403, compared with 184 at December 31, 2017. The increase in the number of securities in an unrealized loss position at June 30, 2018, was due to higher current market interest rates compared to rates at December 31, 2017. All temporarily impaired investment securities were investment grade at June 30, 2018.

Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Mortgage loans:
Residential	$1,118,140	1,142,347
Commercial	2,185,339	2,171,056
Multi-family	1,405,805	1,403,885
Construction	406,893	392,580
Total mortgage loans	5,116,177	5,109,868
Commercial loans	1,688,477	1,745,138
Consumer loans	451,920	473,957
Total gross loans	7,256,574	7,328,963
Purchased credit-impaired ("PCI") loans	928	969
Premiums on purchased loans	3,668	4,029
Unearned discounts	(35)	(36)
Net deferred fees	(7,893)	(8,207)
Total loans	$7,253,242	7,325,718
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	June 30, 2018
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$4,696	2,924	8,984	—	16,604	1,101,536	1,118,140
Commercial	1,116	59	4,149	—	5,324	2,180,015	2,185,339
Multi-family	—	400	—	—	400	1,405,405	1,405,805
Construction	—	—	—	—	—	406,893	406,893
Total mortgage loans	5,812	3,383	13,133	—	22,328	5,093,849	5,116,177
Commercial loans	2,589	28	17,517	—	20,134	1,668,343	1,688,477
Consumer loans	2,113	368	1,960	—	4,441	447,479	451,920
Total gross loans	$10,514	3,779	32,610	—	46,903	7,209,671	7,256,574

	December 31, 2017
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$7,809	4,325	8,105	—	20,239	1,122,108	1,142,347
Commercial	1,486	—	7,090	—	8,576	2,162,480	2,171,056
Multi-family	—	—	—	—	—	1,403,885	1,403,885
Construction	—	—	—	—	—	392,580	392,580
Total mortgage loans	9,295	4,325	15,195	—	28,815	5,081,053	5,109,868
Commercial loans	551	406	17,243	—	18,200	1,726,938	1,745,138
Consumer loans	2,465	487	2,491	—	5,443	468,514	473,957
Total gross loans	$12,311	5,218	34,929	—	52,458	7,276,505	7,328,963

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $32.6 million and $34.9 million at June 30, 2018 and December 31, 2017, respectively. Included in non-accrual loans were $8.7 million and $11.5 million of loans which were less than 90 days past due at June 30, 2018 and December 31, 2017, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2018 or December 31, 2017.
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
At June 30, 2018, there were 152 impaired loans totaling $55.5 million. Included in this total were 128 TDRs related to 124 borrowers totaling $38.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2018. At December 31, 2017, there were 149 impaired loans totaling $52.0 million. Included in this total were 125 TDRs to 121 borrowers totaling $31.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2017.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	June 30, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,737	28,509	2,263	55,509
Collectively evaluated for impairment	5,091,440	1,659,968	449,657	7,201,065
Total gross loans	$5,116,177	1,688,477	451,920	7,256,574

	December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$28,459	21,223	2,359	52,041
Collectively evaluated for impairment	5,081,409	1,723,915	471,598	7,276,922
Total gross loans	$5,109,868	1,745,138	473,957	7,328,963

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,200	874	66	2,140
Collectively evaluated for impairment	25,961	28,620	2,098	56,679
Total gross loans	$27,161	29,494	2,164	58,819

	December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,486	1,134	70	2,690
Collectively evaluated for impairment	26,566	28,680	2,259	57,505
Total gross loans	$28,052	29,814	2,329	60,195
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2018 and 2017, along with their balances immediately prior to the modification date and post-modification as of June 30, 2018 and 2017.

	For the three months ended
	June 30, 2018			June 30, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$118	103	3	$1,836	$1,796
Total mortgage loans	1	118	103	3	1,836	1,796
Total restructured loans	1	$118	103	3	$1,836	$1,796

	For the six months ended
	June 30, 2018			June 30, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$118	103	6	$2,838	$2,774
Total mortgage loans	1	118	103	6	2,838	2,774
Commercial loans	5	8,126	9,179	1	1,300	1,240
Consumer loans	—	—	—	2	240	232
Total restructured loans	6	$8,244	$9,282	9	$4,378	$4,246
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the three and six months ended June 30, 2018, $428,000 and $2.0 million of charge-offs were recorded on collateral dependent impaired loans. There were no charge-offs recorded on collateral dependent impaired loans during the three months ended June 30, 2017. For the six months ended June 30, 2017, $1.2 million of charge-offs were recorded on collateral dependent impaired loans. For the three and six months ended June 30, 2018, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $0 and $706,650, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and six months ended June 30, 2018, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 6.13% and 5.62%, respectively, compared to a weighted average rate of 6.13% and 5.18% prior to modification, respectively.
The following table presents loans modified as TDRs within the previous 12 months from June 30, 2018 and 2017, and for which there was a payment default (90 days or more past due) at the quarter ended June 30, 2018 and 2017.

	June 30, 2018		June 30, 2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Total mortgage loans	—	—	—	—
Commercial loans	3	1,344	—	$—
Consumer loans	—	—	—	—
Total restructured loans	3	$1,344	—	$—

There were three payment defaults on one borrower (90 days or more past due) for loans modified as TDRs within the 12 month period ending June 30, 2018. There were no payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month period ending June 30, 2017. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $928,000 at June 30, 2018 and $969,000 at December 31, 2017.

The following table summarizes the changes in the accretable yield for PCI loans during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$112	172	101	200
Accretion	(9)	(96)	(29)	(145)
Reclassification from non-accretable discount	13	82	44	103
Ending balance	$116	158	116	158
The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2018
Balance at beginning of period	$28,001	32,326	2,194	62,521
Provision (credited) charged to operations	(782)	16,436	(154)	15,500
Recoveries of loans previously charged-off	44	105	213	362
Loans charged-off	(102)	(19,373)	(89)	(19,564)
Balance at end of period	$27,161	29,494	2,164	58,819

2017
Balance at beginning of period	$29,318	29,786	3,051	62,155
Provision (credited) charged to operations	(292)	1,777	215	1,700
Recoveries of loans previously charged-off	7	73	225	305
Loans charged-off	(207)	(551)	(540)	(1,298)
Balance at end of period	$28,826	31,085	2,951	62,862

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2018
Balance at beginning of period	$28,052	29,814	2,329	60,195
Provision (credited) charged to operations	(804)	21,825	(121)	20,900
Recoveries of loans previously charged-off	132	232	392	756
Loans charged-off	(219)	(22,377)	(436)	(23,032)
Balance at end of period	$27,161	29,494	2,164	58,819

2017
Balance at beginning of period	$29,626	29,143	3,114	61,883
Provision (credited) charged to operations	(423)	3,394	229	3,200
Recoveries of loans previously charged-off	61	531	401	993
Loans charged-off	(438)	(1,983)	(793)	(3,214)
Balance at end of period	$28,826	31,085	2,951	62,862

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	June 30, 2018					December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$14,083	11,325	—	11,405	282	13,239	10,477	—	10,552	479
Commercial	1,550	1,546	—	1,546	—	5,037	4,908	—	5,022	12
Total	15,633	12,871	—	12,951	282	18,276	15,385	—	15,574	491
Commercial loans	42,720	17,761	—	37,064	209	19,196	14,984	—	15,428	395
Consumer loans	1,536	985	—	1,019	37	1,582	1,041	—	1,150	69
Total impaired loans	$59,889	31,617	—	51,034	528	39,054	31,410	—	32,152	955

Loans with an allowance recorded
Mortgage loans:
Residential	$11,851	10,814	1,123	10,880	221	13,052	12,010	1,351	12,150	475
Commercial	1,052	1,052	77	1,064	26	1,064	1,064	135	1,076	54
Total	12,903	11,866	1,200	11,944	247	14,116	13,074	1,486	13,226	529
Commercial loans	12,035	10,748	874	10,159	170	7,097	6,239	1,134	7,318	208
Consumer loans	1,289	1,278	66	1,305	36	1,329	1,318	70	1,349	64
Total impaired loans	$26,227	23,892	2,140	23,408	453	22,542	20,631	2,690	21,893	801

Total impaired loans
Mortgage loans:
Residential	$25,934	22,139	1,123	22,285	503	26,291	22,487	1,351	22,702	954
Commercial	2,602	2,598	77	2,610	26	6,101	5,972	135	6,098	66
Total	28,536	24,737	1,200	24,895	529	32,392	28,459	1,486	28,800	1,020
Commercial loans	54,755	28,509	874	47,223	379	26,293	21,223	1,134	22,746	603
Consumer loans	2,825	2,263	66	2,324	73	2,911	2,359	70	2,499	133
Total impaired loans	$86,116	55,509	2,140	74,442	981	61,596	52,041	2,690	54,045	1,756
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $2.1 million at June 30, 2018 and $2.7 million at December 31, 2017. At June 30, 2018 and December 31, 2017, impaired loans for which there was no related allowance for loan losses totaled $31.6 million and $31.4 million, respectively. The average balance of impaired loans for the six months ended June 30, 2018 and December 31, 2017 was $74.4 million and $54.0 million.
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

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At June 30, 2018
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,924	15,556	—	—	18,480	22,614	368	41,462
Substandard	8,984	15,268	236	—	24,488	48,615	1,959	75,062
Doubtful	—	—	—	—	—	480	—	480
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	11,908	30,824	236	—	42,968	71,709	2,327	117,004
Pass/Watch	1,106,232	2,154,515	1,405,569	406,893	5,073,209	1,616,768	449,593	7,139,570
Total	$1,118,140	2,185,339	1,405,805	406,893	5,116,177	1,688,477	451,920	7,256,574

	At December 31, 2017
	Residential	Commercial mortgage	Multi- family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,325	19,172	15	—	23,512	20,738	486	44,736
Substandard	8,105	25,069	—	—	33,174	29,734	2,491	65,399
Doubtful	—	—	—	—	—	428	—	428
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,430	44,241	15	—	56,686	50,900	2,977	110,563
Pass/Watch	1,129,917	2,126,815	1,403,870	392,580	5,053,182	1,694,238	470,980	7,218,400
Total	$1,142,347	2,171,056	1,403,885	392,580	5,109,868	1,745,138	473,957	7,328,963
Note 4. Deposits
Deposits at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Savings	$1,070,397	1,083,012
Money market	1,471,683	1,532,024
NOW	1,983,194	2,011,334
Non-interest bearing	1,499,117	1,452,987
Certificates of deposit	649,558	634,809
Total deposits	$6,673,949	6,714,166
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
Net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2018 and 2017 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post- retirement benefits		Pension benefits		Other post- retirement benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	—	29	26	$—	—	58	52
Interest cost	274	307	197	218	548	614	394	436
Expected return on plan assets	(693)	(638)	—	—	(1,386)	(1,276)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	199	230	(99)	(169)	398	460	(198)	(338)
Net periodic (increase) benefit cost	$(220)	(101)	127	75	$(440)	(202)	254	150
In its consolidated financial statements for the year ended December 31, 2017, the Company previously disclosed that it does not expect to contribute to the pension plan in 2018. As of June 30, 2018, no contributions have been made to the pension plan.
The net periodic benefit (increase) cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2018 were calculated using the actual January 1, 2018 pension and other post-retirement benefits valuations.
Note 6. Impact of Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2018
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost," which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Company continues to evaluate the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, the Company formed, in the first quarter of 2017, a cross-functional working group, under the direction of the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. The Company developed a detailed implementation plan to include an assessment of processes, portfolio segmentation, model development, model validation, system requirements and the identification of data and resource needs, among other things. The Company has recently selected a system platform and has engaged with third-party vendors to assist with model development, data governance and operational controls to support the adoption of this ASU. The adoption of the ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13. It is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In the first quarter of 2018, the Company formed a working group to guide the implementation efforts, including the identification and review of all lease agreements within the scope of the guidance.  The working group is in the process of identifying a complete inventory of leases and accumulating the lease data necessary to apply the guidance, as well as evaluating software platforms to aid in the transition to the new lease guidance. The Company is currently assessing the impact that the ASU will have on the Company's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2018 and December 31, 2017.
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
The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2018 and December 31, 2017.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2018 and December 31, 2017.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$4,999	4,999	—	—
Mortgage-backed securities	1,019,126	—	1,019,126	—
State and municipal obligations	3,318	—	3,318	—
Corporate obligations	25,091	—	25,091	—
Total available for sale debt securities	$1,052,534	4,999	1,047,535	—
Equity securities	687	687	—	—
Derivative assets	15,589	—	15,589	—
	$1,068,810	5,686	1,063,124	—

Derivative liabilities	$13,444	—	13,444	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$5,947	—	—	5,947
Foreclosed assets	6,537	—	—	6,537
	$12,484	—	—	12,484

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	19,005	19,005	—	—
Mortgage-backed securities	988,367	—	988,367	—
State and municipal obligations	3,388	—	3,388	—
Corporate obligations	26,394	—	26,394	—
Total available for sale debt securities	$1,037,154	19,005	1,018,149	—
Equity Securities	658	658	—	—
Derivative assets	7,219	—	7,219
	$1,045,031	19,663	1,025,368	—

Derivative liabilities	$6,315	—	6,315	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$6,971	—	—	6,971
Foreclosed assets	6,864	—	—	6,864
	$13,835	—	—	13,835
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2018.

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
Federal Home Loan Bank of New York ("FHLBNY") Stock
The carrying value of FHLBNY stock is its cost. The fair value of FHLBNY stock is based on redemption at par value. The Company classifies the estimated fair value as Level 1 within the fair value hierarchy.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2018 and December 31, 2017. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$141,953	141,953	141,953	—	—
Available for sale debt securities:
Agency obligations	4,999	4,999	4,999	—	—
Mortgage-backed securities	1,019,126	1,019,126	—	1,019,126	—
State and municipal obligations	3,318	3,318	—	3,318	—
Corporate obligations	25,091	25,091	—	25,091	—
Total available for sale debt securities	$1,052,534	1,052,534	4,999	1,047,535	—
Held to maturity debt securities:
Agency obligations	4,987	4,844	4,844	—	—
Mortgage-backed securities	248	256	—	256	—
State and municipal obligations	458,624	457,325	—	457,325	—
Corporate obligations	9,966	9,760	—	9,760	—
Total held to maturity debt securities	$473,825	472,185	4,844	467,341	—
FHLBNY stock	76,772	76,772	76,772	—	—
Equity Securities	687	687	687	—	—
Loans, net of allowance for loan losses	7,194,423	7,074,642	—	—	7,074,642
Derivative assets	15,589	15,589	—	15,589	—

Financial liabilities:
Deposits other than certificates of deposits	$6,024,391	6,024,391	6,024,391	—	—
Certificates of deposit	649,558	646,616	—	646,616	—
Total deposits	$6,673,949	6,671,007	6,024,391	646,616	—
Borrowings	1,641,539	1,626,529	—	1,626,529	—
Derivative liabilities	13,444	13,444	—	13,444	—

		Fair Value Measurements at December 31, 2017 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$190,834	190,834	190,834	—	—
Available for sale debt securities:
Agency obligations	19,005	19,005	19,005	—	—
Mortgage-backed securities	988,367	988,367	—	988,367	—
State and municipal obligations	3,388	3,388	—	3,388	—
Corporate obligations	26,394	26,394	—	26,394	—
Total available for sale debt securities	$1,037,154	1,037,154	19,005	1,018,149	—
Held to maturity debt securities:
Agency obligations	$4,308	4,221	4,221	—	—
Mortgage-backed securities	382	396	—	396	—
State and municipal obligations	462,942	470,484	—	470,484	—
Corporate obligations	10,020	9,938	—	9,938	—
Total held to maturity debt securities	$477,652	485,039	4,221	480,818	—
FHLBNY stock	81,184	81,184	81,184	—	—
Equity Securities	658	658	658	—	—
Loans, net of allowance for loan losses	7,265,523	7,217,705	—	—	7,217,705
Derivative assets	7,219	7,219	—	7,219	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,357	6,079,357	6,079,357	—	—
Certificates of deposit	634,809	632,744	—	632,744	—
Total deposits	$6,714,166	6,712,101	6,079,357	632,744	—
Borrowings	1,742,514	1,739,102	—	1,739,102	—
Derivative liabilities	6,315	6,315	—	6,315	—

Note 8. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income, both gross and net of tax, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net (losses) gains arising during the period	$(4,670)	1,232	(3,438)	2,048	(820)	1,228
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(4,670)	1,232	(3,438)	2,048	(820)	1,228
Unrealized gains (losses) on derivatives (cash flow hedges)	201	(53)	148	(5)	2	(3)
Amortization related to post-retirement obligations	101	(27)	74	61	(24)	37
Total other comprehensive (loss) income	$(4,368)	1,152	(3,216)	2,104	(842)	1,262

	Six months ended June 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net (losses) gains arising during the period	$(17,763)	4,686	(13,077)	3,336	(1,337)	1,999
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(17,763)	4,686	(13,077)	3,336	(1,337)	1,999
Unrealized gains (losses) on derivatives (cash flow hedges)	921	(243)	678	87	(35)	52
Amortization related to post-retirement obligations	185	(49)	136	114	(45)	69
Total other comprehensive (loss) income	$(16,657)	4,394	(12,263)	3,537	(1,417)	2,120

The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended June 30,
	2018				2017
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income
Balance at March 31,	$(13,115)	(4,784)	1,203	(16,696)	261	(3,024)	224	(2,539)
Current period other comprehensive (loss) income	(3,438)	74	148	(3,216)	1,228	37	(3)	1,262
Balance at June 30,	$(16,553)	(4,710)	1,351	(19,912)	1,489	(2,987)	221	(1,277)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the six months ended June 30,
	2018				2017
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized (Losses) Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31,	$(3,292)	(4,846)	673	(7,465)	(510)	(3,056)	169	(3,397)
Current period other comprehensive (loss) income	(13,077)	136	678	(12,263)	1,999	69	52	2,120
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	(184)	—	—	(184)	—	—	—	—
Balance at June 30,	$(16,553)	(4,710)	1,351	(19,912)	1,489	(2,987)	221	(1,277)
The following tables summarize the reclassifications from accumulated other comprehensive income to the consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2018	2017
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$100	61	Compensation and employee benefits (1)
	(26)	(24)	Income tax expense
Total reclassification	$74	37	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2018	2017
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$200	122	Compensation and employee benefits (1)
	(52)	(48)	Income tax expense
Total reclassification	$148	74	Net of tax

(1)	This item is included in the computation of net periodic benefit cost. See Note 5. Components of Net Periodic Benefit Cost.

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2018 and December 31, 2017, the Company had 50 and 48 interest rate swaps, respectively, with aggregate notional amounts of $777.4 million and $718.5 million, respectively, related to this program. Additionally, at June 30, 2018 and December 31, 2017, the Company had three and two credit derivatives, respectively, with aggregate notional amounts of $29.7 million and $15.8 million, respectively, from participations in interest rate swaps provided to external lenders as part of loan participation arrangements; therefore, they are not used to manage interest rate risk in the Company's assets or liabilities. At June 30, 2018 and December 31, 2017, the fair value of these credit derivatives was immaterial.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2018 and 2017, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $561,000 will be reclassified as an increase to interest expense. As of June 30, 2018, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $60.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017 (in thousands):

	At June 30, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$13,671	Other liabilities	$13,444
Credit contracts	Other assets	82	Other liabilities	—
Total derivatives not designated as a hedging instrument		$13,753		$13,444

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$1,836	Other liabilities	$—
Total derivatives designated as a hedging instrument		$1,836		$—

	At December 31, 2017
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$6,303	Other liabilities	$6,315
Credit contracts	Other assets	1	Other liabilities	—
Total derivatives not designated as a hedging instrument		$6,304		$6,315

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$915	Other liabilities	$—
Total derivatives designated as a hedging instrument		$915		$—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2018 and 2017 (in thousands).

		Gain (loss) recognized in Income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2018	June 30, 2017
Derivatives not designated as a hedging instrument:
Interest rate products	Other (expense)	$(64)	$(166)
Credit contracts	Other income	81	—
Total		$17	$(166)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$74	$(51)
Total		$74	$(51)

		Gain (loss) recognized in Income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2018	June 30, 2017
Derivatives not designated as a hedging instrument:
Interest rate products	Other income (expense)	$238	$(392)
Credit contracts	Other income	81	1
Total		$319	$(391)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$80	$(108)
Total		$80	$(108)
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
At June 30, 2018, the Company had five dealer counterparties, of which, only one dealer counterparty was in a net liability position. The termination value for this net liability position, which includes accrued interest, was $760,000. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $690,000 against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.
Note 10. Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The Company performed a review and assessment of all revenue streams, the related contracts with customers and the underlying performance obligations in those contracts. This guidance does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended June 30, 2018 and 2017, the out-of-scope revenue related to financial instruments was 86% and 84% of the Company's total revenue, respectively. For the six months ended June 30, 2018 and 2017, the out-of-scope revenue related to financial instruments was 87% and 85% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue and banking service charges and other fees. The adoption of this standard did not change the current measurement or recognition of revenue. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in-thousands)	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606:
Wealth management fees	$4,602	4,509	$9,002	8,722
Banking service charges and other fees:
Service charges on deposit accounts	3,240	3,168	6,554	6,314
Debit card and ATM fees	1,556	1,494	2,958	2,846
Total banking service charges and other fees	4,796	4,662	9,512	9,160
Total in-scope non-interest income	9,398	9,171	18,514	17,882
Total out-of-scope non-interest income	4,439	5,648	8,630	9,402
Total non-interest income	$13,837	14,819	$27,144	27,284
Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The monthly accrual of wealth management fees are recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer either on a quarterly or monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
Service charges on deposit accounts include overdraft service fees, account analysis fees and other deposit related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services are generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at time of transaction or monthly.
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
Recent Legislative Developments
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”) was enacted, which repealed or modified several important provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) that have impacted the Company. Key aspects of the Economic Growth Act that have the potential to affect the Company’s business and results of operations include:

•	Raising the total asset threshold from $10 billion to $250 billion at which bank holding companies are required to conduct annual company-run stress tests mandated by the Dodd-Frank Act; and

•
Raising the total asset threshold from $10 billion to $50 billion at which publicly traded bank holding companies are required to establish risk committees for the oversight of the enterprise-wide risk management practices of the institution.

To the extent our balance sheet grows organically or through strategic opportunities, the Company expects to benefit significantly from the amendments which raised the above asset thresholds for conducting annual company-run stress tests. However, notwithstanding this regulatory relief, the Company intends to continue employing a stress testing protocol commensurate with the risk of the institution as part of its enterprise risk management framework. The Company currently has, and will continue to maintain, a risk committee of its board of directors.
The Economic Growth Act also provided significant regulatory relief to institutions with less than $10 billion in assets, including by:

•
Raising the total asset threshold from $2 billion to $10 billion at which banks may deem certain loans originated and held in portfolio as “qualified mortgages” for purposes of the Bureau of Consumer Financial Protection’s (“BCFP”) ability-to-repay rule;

•
Requiring the federal banking agencies to develop a Community Bank Leverage Ratio of not less than 8% and not more than 10%, under which any qualifying community bank under $10 billion in total assets that exceeds such ratio would be considered to have met the existing risk-based capital rules and be deemed “well capitalized”; and

•
Amending the Bank Holding Company Act to exempt from the Volcker Rule banks with total assets of $10 billion or less and which have total trading assets and trading liabilities of 5% or less of their total consolidated assets.

Although the Company may benefit from these legislative changes in the short term, the extent of such benefits will be limited if the Company grows and eventually exceeds $10 billion in total consolidated assets.
Despite the improvements for community banks and mid-size financial institutions that have resulted from the Economic Growth Act, many provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on the Company’s business, financial condition, and results of operation. In addition, the Economic Growth Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.
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

Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three and six months ended June 30, 2018 and 2017.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at June 30, 2018 and December 31, 2017.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND DECEMBER 31, 2017
Total assets at June 30, 2018 totaled $9.73 billion, a $112.4 million decrease from December 31, 2017. The decline in total assets was primarily due to a $72.5 million decrease in total loans, a $48.9 million decrease in cash and cash equivalents and a $2.8 million decrease in premises and equipment, partially offset by a $7.1 million increase in total investments.
Total loans decreased $72.5 million to $7.25 billion at June 30, 2018, from $7.33 billion at December 31, 2017. For the six months ended June 30, 2018, loan originations, including advances on lines of credit, totaled $1.60 billion, compared with $1.62 billion for the same period in 2017. During the six months ended June 30, 2018, the loan portfolio had net decreases of $56.7 million in commercial loans, $24.2 million in residential mortgage loans and $22.0 million in consumer loans, partially offset by net increases of $14.3 million in construction loans, $14.3 million in commercial mortgage loans and $1.9 million in multi-family mortgage loans. Commercial real estate, commercial and construction loans represented 78.4% of the loan portfolio at June 30, 2018, compared to 77.9% at December 31, 2017.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $217.5 million and $103.0 million, respectively, at June 30, 2018. No SNCs were 90 days or more delinquent at June 30, 2018.
The Company had outstanding junior lien mortgages totaling $190.8 million at June 30, 2018. Of this total, 19 loans totaling $1.3 million were 90 days or more delinquent. These loans were allocated total loss reserves of $236,000.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Mortgage loans:
Residential	$8,984	8,105
Commercial	4,149	7,090
Total mortgage loans	13,133	15,195
Commercial loans	17,517	17,243
Consumer loans	1,960	2,491
Total non-performing/non-accrual loans	32,610	34,929
Total non-performing/accruing loans - 90 days or more delinquent	—	—
Total non-performing loans	32,610	34,929
Foreclosed assets	6,537	6,864
Total non-performing assets	$39,147	41,793

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Mortgage loans:
Residential	$2,924	4,325
Commercial	59	—
Multi-family	400	—
Total mortgage loans	3,383	4,325
Commercial loans	28	406
Consumer loans	368	487
Total 60-89 day delinquent loans	$3,779	5,218
At June 30, 2018, the allowance for loan losses totaled $58.8 million, or 0.81% of total loans, compared with $60.2 million, or 0.82% of total loans at December 31, 2017. Total non-performing loans were $32.6 million, or 0.45% of total loans at June 30, 2018, compared to $34.9 million, or 0.48% of total loans at December 31, 2017. The $2.3 million decrease in non-performing loans consisted of a $2.9 million decrease in non-performing commercial mortgage loans and a $531,000 decrease in non-performing consumer loans, partially offset by an $879,000 increase in non-performing residential mortgage loans and a $274,000 increase in non-performing commercial loans. Non-performing loans do not include $928,000 of purchased credit impaired ("PCI") loans acquired from Team Capital.
At June 30, 2018 and December 31, 2017, the Company held $6.5 million and $6.9 million of foreclosed assets, respectively. During the six months ended June 30, 2018, there were four additions to foreclosed assets with a carrying value of $1.2 million and eight properties sold with a carrying value of $1.4 million. Foreclosed assets at June 30, 2018 consisted of $3.7 million of commercial real estate and $2.8 million of residential real estate.
Non-performing assets totaled $39.1 million, or 0.40% of total assets at June 30, 2018, compared to $41.8 million, or 0.42% of total assets at December 31, 2017.
Total investments were $1.60 billion at June 30, 2018, which increased $7.1 million, compared to the balance at December 31, 2017, largely due to purchases of mortgage-backed and municipal securities, partially offset by principal repayments on mortgage-backed securities, maturities and calls of certain municipal and agency bonds and an increase in unrealized losses on available for sale debt securities.
Total deposits decreased $40.2 million during the six months ended June 30, 2018, to $6.67 billion from $6.71 billion at December 31, 2017. Total core deposits, which consist of savings and demand deposit accounts, decreased $55.0 million to $6.02 billion at June 30, 2018, from $6.08 billion at December 31, 2017, while time deposits increased $14.7 million to $649.6 million at June 30, 2018, from $634.8 million at December 31, 2017. The increase in time deposits was primarily the result of a 13-month certificate of deposit promotional campaign which provided the Company a lower-cost funding alternative to wholesale borrowings. The decrease in core deposits was largely attributable to a $60.3 million decrease in money market deposits, a $28.1 million decrease in interest bearing demand deposits and a $12.6 million decrease in savings deposits, partially offset by a $46.1 million increase in non-interest bearing demand deposits. Core deposits represented 90.3% of total deposits at June 30, 2018, compared to 90.5% at December 31, 2017.
Borrowed funds decreased $101.0 million during the six months ended June 30, 2018, to $1.64 billion. The decrease in borrowings for the period was primarily a function of lower asset funding requirements. Borrowed funds represented 16.9% of total assets at June 30, 2018, a decrease from 17.7% at December 31, 2017.
Stockholders’ equity increased $12.6 million during the six months ended June 30, 2018, to $1.31 billion, due to net income earned for the period, partially offset by dividends paid to stockholders and an increase in unrealized losses on securities available for sale. Common stock repurchases made in connection with withholding to cover income taxes on the vesting of stock-based compensation for the six months ended June 30, 2018 totaled 70,588 shares at an average cost of $26.16. At June 30, 2018, 3.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at June 30, 2018 were $19.64 and $13.36, respectively, compared with $19.52 and $13.20, respectively, at December 31, 2017. Tangible book value per share is a non-GAAP financial measure.
The following table reconciles book value per share to tangible book value per share and the associated calculations (in thousands, except per share data):

	June 30, 2018	December 31, 2017
Total stockholders' equity	$1,311,262	$1,298,661
Less: Total intangible assets	419,180	420,290
Total tangible stockholders' equity	$892,082	$878,371

Shares outstanding at June 30, 2018 and December 31, 2017	66,780,853	66,535,017

Book value per share (total stockholders' equity/shares outstanding)	$19.64	$19.52
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$13.36	$13.20
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
As of June 30, 2018, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2018
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$372,274	4.00%	$372,274	4.00%	$872,343	9.37%
Common equity Tier 1 risk-based capital	344,188	4.50	487,599	6.38	872,343	11.41
Tier 1 risk-based capital	458,917	6.00	602,329	7.88	872,343	11.41
Total risk-based capital	611,889	8.00	755,301	9.88	931,309	12.18

Company:
Tier 1 leverage capital	$372,295	4.00%	$372,295	4.00%	$912,152	9.80%
Common equity Tier 1 risk-based capital	344,210	4.50	487,631	6.38	912,152	11.92
Tier 1 risk-based capital	458,947	6.00	602,368	7.88	912,152	11.92
Total risk-based capital	611,929	8.00	755,350	9.88	970,971	12.69

(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
General. The Company reported net income of $19.2 million, or $0.30 per basic and diluted share for the three months ended June 30, 2018, compared to net income of $24.4 million, or $0.38 per basic and diluted share for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company reported net income of $47.2 million, or $0.73 per basic and diluted share, compared to net income of $47.9 million, or $0.75 per basic share and $0.74 per diluted share, for the same period last year.
As previously reported in a Current Report on Form 8-K filed with the SEC on July 5, 2018, the Company’s earnings for the three and six months ended June 30, 2018 were adversely impacted by an increase in the provision for loan losses arising from a credit loss associated with a $15.4 million credit to a commercial borrower that filed a Chapter 7 petition in bankruptcy on March 27, 2018 for a liquidation of assets. That credit resulted in a net charge-off of $14.9 million in the quarter. In addition, the Company had a net charge-off of $4.0 million relating to two loans to another commercial borrower that became impaired during the quarter. As a result, net income for the quarter and year to date was reduced by $11.8 million, after tax or $0.18 per diluted share, and $13.6 million, after tax or $0.21 per diluted share, respectively. The credit losses incurred this quarter by these two commercial relationships are believed to involve borrower fraud in each instance.
For the three and six months ended June 30, 2018, the Company achieved record net interest income resulting from period over period growth in average loans outstanding and growth in both average non-interest and interest bearing deposits, along with an expansion of the net interest margin. The improvement in net interest margin was driven by an increase in the yield on earning assets and a lagging cost of funds.
Net Interest Income. Total net interest income increased $5.2 million to $74.3 million for the quarter ended June 30, 2018, from $69.1 million for the quarter ended June 30, 2017. For the six months ended June 30, 2018, total net interest income increased $11.5 million to $147.6 million, from $136.1 million for the same period in 2017. Interest income for the quarter ended June 30, 2018 increased $7.9 million to $88.3 million, from $80.4 million for the same period in 2017. For the six months ended June 30, 2018, interest income increased $16.3 million to $174.6 million, from $158.4 million for the six months ended June 30, 2017. Interest expense increased $2.6 million to $14.0 million for the quarter ended June 30, 2018, from $11.4 million for the quarter ended June 30, 2017. For the six months ended June 30, 2018, interest expense increased $4.8 million to $27.1 million, from $22.3 million for the six months ended June 30, 2017.
The net interest margin increased 16 basis points to 3.33% for the quarter ended June 30, 2018, compared to 3.17% for the quarter ended June 30, 2017. The weighted average yield on interest-earning assets increased 27 basis points to 3.97% for the quarter ended June 30, 2018, compared with 3.70% for the quarter ended June 30, 2017, while the weighted average cost of interest bearing liabilities increased 15 basis points to 0.82% for the quarter ended June 30, 2018, compared to the second quarter of 2017. The average cost of interest bearing deposits for the quarter ended June 30, 2018 was 0.53%, compared with 0.36% for the same period last year. Average non-interest bearing demand deposits totaled $1.46 billion for the quarter ended June 30, 2018, compared to $1.33 billion for the quarter ended June 30, 2017. The average cost of borrowed funds for the quarter ended June 30, 2018 was 1.82%, compared to 1.66% for the same period last year.
For the six months ended June 30, 2018, the net interest margin increased 16 basis points to 3.31%, compared to 3.15% for the six months ended June 30, 2017. The weighted average yield on interest earning assets increased 26 basis points to 3.93% for the six months ended June 30, 2018, compared with 3.67% for the six months ended June 30, 2017, while the weighted average cost of interest bearing liabilities increased 13 basis points for the six months ended June 30, 2018 to 0.79%, compared to the six months ended June 30, 2017. The average cost of interest bearing deposits for the six months ended June 30, 2018 was 0.50%, compared with 0.35% for the same period last year. Average non-interest bearing demand deposits totaled $1.44 billion for the six months ended June 30, 2018, compared to $1.33 billion for the six months ended June 30, 2017. The average cost of borrowings for the six months ended June 30, 2018 was 1.76%, compared with 1.64% for the same period last year.
Interest income on loans secured by real estate increased $5.7 million to $52.8 million for the three months ended June 30, 2018, from $47.0 million for the three months ended June 30, 2017. Commercial loan interest income increased $1.3 million to $19.4 million for the three months ended June 30, 2018, from $18.1 million for the three months ended June 30, 2017. Consumer loan interest income decreased $251,000 to $4.9 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, the average balance of total loans increased $239.3 million to $7.19 billion, from $6.95 billion for the same period in 2017. The average loan yield for the three months ended June 30, 2018 increased 24 basis points to 4.26%, from 4.02% for the same period in 2017.

Interest income on loans secured by real estate increased $11.2 million to $104.3 million for the six months ended June 30, 2018, from $93.0 million for the six months ended June 30, 2017. Commercial loan interest income increased $3.6 million to $38.5 million for the six months ended June 30, 2018, from $34.9 million for the six months ended June 30, 2017. Consumer loan interest income decreased $360,000 to $9.9 million for the six months ended June 30, 2018, from $10.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, the average balance of total loans increased $281.2 million to $7.22 billion, from $6.94 billion for the same period in 2017. The average loan yield for the six months ended June 30, 2018 increased 24 basis points to 4.22%, from 3.98% for the same period in 2017.
Interest income on held to maturity debt securities decreased $138,000 to $3.2 million for the quarter ended June 30, 2018, compared to the same period last year. Average held to maturity debt securities decreased $21.8 million to $471.8 million for the quarter ended June 30, 2018, from $493.6 million for the same period last year. Interest income on held to maturity debt securities decreased $242,000 to $6.3 million for the six months ended June 30, 2018, compared to the same period in 2017. Average held to maturity debt securities decreased $19.2 million to $470.8 million for the six months ended June 30, 2018, from $490.0 million for the same period last year.
Interest income on available for sale debt securities, equity securities and FHLBNY stock increased $1.1 million to $7.7 million for the quarter ended June 30, 2018, from $6.5 million for the quarter ended June 30, 2017. The average balance of available for sale debt securities and FHLBNY stock decreased $4.7 million to $1.12 billion for the three months ended June 30, 2018, compared to the same period in 2017. Interest income on available for sale debt securities and FHLBNY stock increased $1.8 million to $14.9 million for the six months ended June 30, 2018, from $13.1 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock decreased $6.5 million to $1.12 billion for the six months ended June 30, 2018, from $1.13 billion for the same period in 2017.
The average yield on total securities increased to 2.72% for the three months ended June 30, 2018, compared with 2.40% for the same period in 2017. For the six months ended June 30, 2018, the average yield on total securities was 2.67%, compared with 2.40% for the same period in 2017.
Interest expense on deposit accounts increased $2.3 million to $7.0 million for the quarter ended June 30, 2018, compared with $4.7 million for the quarter ended June 30, 2017. For the six months ended June 30, 2018, interest expense on deposit accounts increased $4.1 million to $13.2 million, from $9.1 million for the same period last year. The average cost of interest bearing deposits increased to 0.53% for the second quarter of 2018 and 0.50% for the six months ended June 30, 2018, from 0.36% and 0.35% for the three and six months ended June 30, 2017. The average balance of interest bearing core deposits for the quarter ended June 30, 2018 increased $102.1 million to $4.66 billion, from $4.55 billion for the same period in 2017. For the six months ended June 30, 2018, average interest bearing core deposits increased $119.7 million, to $4.68 billion, from $4.56 billion for the same period in 2017. Average time deposit account balances decreased $20.5 million, to $650.1 million for the quarter ended June 30, 2018, from $670.6 million for the quarter ended June 30, 2017. For the six months ended June 30, 2018, average time deposit account balances decreased $26.9 million, to $640.6 million, from $667.5 million for the same period in 2017.
Interest expense on borrowed funds increased $304,000 to $7.0 million for the quarter ended June 30, 2018, from $6.7 million for the quarter ended June 30, 2017. For the six months ended June 30, 2018, interest expense on borrowed funds increased $697,000 to $13.9 million, from $13.2 million for the six months ended June 30, 2017. The average cost of borrowings increased to 1.82% for the three months ended June 30, 2018, from 1.66% for the three months ended June 30, 2017. The average cost of borrowings increased to 1.76% for the six months ended June 30, 2018, from 1.64% for the same period last year. Average borrowings decreased $74.1 million to $1.55 billion for the quarter ended June 30, 2018, from $1.63 billion for the quarter ended June 30, 2017. For the six months ended June 30, 2018, average borrowings decreased $23.8 million to $1.59 billion, compared to $1.61 billion for the six months ended June 30, 2017.
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
The Company recorded provisions for loan losses of $15.5 million and $20.9 million for the three and six months ended June 30, 2018, respectively. This compared with provisions for loan losses of $1.7 million and $3.2 million recorded for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the Company had net charge-offs of $19.2 million and $22.3 million, respectively, compared with net charge-offs of $1.0 million and $2.2 million, respectively, for the same periods in 2017. At June 30, 2018, the Company’s allowance for loan losses was $58.8 million, or 0.81% of total loans, compared with $60.2 million, or 0.82% of total loans at December 31, 2017. The increase in the provision for loan losses and loan charge-offs for the second quarter of 2018 was primarily due to deterioration in selected commercial credits, including a $15.4 million credit to a commercial borrower, that on March 27, 2018, filed a Chapter 7 petition in bankruptcy for a liquidation of assets and two credits totaling $4.0 million to another unrelated commercial borrower that became impaired during the quarter. For the three and six months ended June 30, 2018, the Company recorded charge-offs of $18.9 million on these commercial credits. The credit losses incurred this quarter by these two commercial relationships are believed to involve borrower fraud.
Non-Interest Income. Non-interest income totaled $13.8 million for the quarter ended June 30, 2018, a decrease of $1.0 million compared to the same period in 2017. Income from Bank-owned life insurance ("BOLI") decreased $1.3 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to the recognition of death benefit claims in the second quarter of last year. Fee income decreased $643,000 to $6.6 million for the three months ended June 30, 2018, compared to the same period in 2017, largely due to a $1.0 million decrease in commercial loan prepayment fee income, partially offset by a $124,000 increase in income from the sale of non-deposit investment products and a $121,000 increase in loan related fee income. Partially offsetting these decreases in non-interest income, other income increased $835,000 to $1.3 million for the three months ended June 30, 2018, compared to the quarter ended June 30, 2017, primarily due to a $556,000 increase in net fees on loan-level interest rate swap transactions and a $226,000 increase in net gains on the sale of foreclosed real estate, partially offset by a $109,000 decrease in net gains on the sale of loans.
For the six months ended June 30, 2018, non-interest income totaled $27.1 million, a decrease of $140,000, compared to the same period in 2017. BOLI income decreased $1.4 million to $2.6 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to the recognition of death benefit claims in the prior year. Partially offsetting this decrease, other income increased $980,000 to $2.3 million for the six months ended June 30, 2018, compared to $1.4 million for the same period in 2017, largely due to a $662,000 increase in net fees on loan-level interest rate swap transactions, a $214,000 increase in net gains on the sale of loans and a $115,000 increase in net gains on the sale of foreclosed real estate. Wealth management income increased $280,000 to $9.0 million for the six months ended June 30, 2018, resulting from growth in assets under management, higher incremental fees on new asset management relationships and increased revenue from mutual fund offerings.
Non-Interest Expense. For the three months ended June 30, 2018, non-interest expense totaled $48.8 million, an increase of $1.5 million, or 3.1%, compared to the three months ended June 30, 2017. Compensation and benefits expense increased $1.1 million to $28.0 million for the three months ended June 30, 2018, compared to $26.9 million for the same period in 2017. This increase was principally due to additional salary expense related to annual merit increases, an increase in the accrual for incentive compensation and an increase in stock-based compensation, partially offset by a decrease in employee medical benefit costs. Other operating expenses increased $456,000 to $8.5 million for the three months ended June 30, 2018, compared to the same period in 2017, largely due to an $813,000 increase in consulting costs, partially offset by a $368,000 valuation charge related to foreclosed real estate recognized in the prior year. Net occupancy costs increased $188,000 to $6.4 million for the three months ended June 30, 2018, compared to the same period in 2017, principally due to increases in facilities maintenance costs and rent expense, partially offset by a decrease in real estate taxes. A portion of these variances are associated with the Company's sale and leaseback of certain facilities in December 2017. Data processing expense increased $95,000 to $3.6 million for the three months ended June 30, 2018, principally due to increases in software maintenance expense and on-line banking expenses, partially offset by lower telecommunication expense. Partially offsetting these increases, amortization of intangibles decreased $149,000 for the three months ended June 30, 2018, compared with the same period in 2017, as a result of scheduled reductions in amortization. Additionally, advertising and promotion expenses decreased $98,000 to $847,000 for the three months ended June 30, 2018, compared to the same period in 2017, largely due to the timing of the Company's advertising campaigns.
Non-interest expense totaled $95.7 million for the six months ended June 30, 2018, an increase of $2.3 million, or 2.4%, compared to $93.5 million for the six months ended June 30, 2017. Compensation and benefits expense increased $2.1 million to $55.9 million for the six months ended June 30, 2018, compared to $53.8 million for the six months ended June 30, 2017, primarily due to additional salary expense related to annual merit increases, an increase in the accrual for incentive compensation and an increase in stock-based compensation. Other operating expenses increased $400,000 to $14.6 million for the six months ended June 30, 2018, compared to the same period in 2017, largely due to an increase in consulting expense, partially offset by a valuation charge related to foreclosed real estate recognized in the prior year, along with decreases in attorney fees and loan collection expense. In addition, data processing expense increased $244,000 to $7.2 million for the six months ended June 30, 2018, compared to $7.0 million for the same period in 2017, principally due to increases in software maintenance expense, partially offset by lower telecommunication expense. Partially offsetting these increases in non-interest expense, amortization of intangibles decreased $331,000 for the six months ended June 30, 2018, compared with the same period in 2017, as a result of scheduled reductions in amortization, and FDIC insurance expense decreased $145,000 to $2.0 million for the six months ended June 30, 2018, compared to $2.1 million for the same period in 2017. This decrease was due to the FDIC's reduction of assessment rates for depository institutions with less than $10.0 billion in total assets that became effective for the quarter ended September 30, 2017.

Income Tax Expense. For the three and six months ended June 30, 2018, the Company’s income tax expense was $4.6 million and $10.9 million, respectively, compared with $10.5 million and $18.8 million, for the three and six months ended June 30, 2017, respectively. The Company’s effective tax rates were 19.2% and 18.8% for the three and six months ended June 30, 2018, respectively, compared to 30.0% and 28.2% for the three and six months ended June 30, 2017, respectively. The decreases in tax expense and the effective tax rate were the result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, along with a decrease in pre-tax income derived from taxable sources.
On July 1, 2018, the State of New Jersey enacted new legislation that created a temporary surtax effective for tax years 2018 through 2021. Beginning in 2019, the legislation also requires companies to file combined tax returns. The Company is currently evaluating the effect of this new legislation on its net deferred tax asset and future tax expense.  The Company anticipates that it will realize a tax benefit during the third quarter of 2018 due to the write up of our net deferred tax asset and, prospectively, experience an increase in state tax expense.

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
Specific assumptions used in the simulation model include:

•	Parallel yield curve shifts for market rates;

•	Current asset and liability spreads to market interest rates are fixed;

•	Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;

•	Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and

•	Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2018 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$300,977	$(351)	(0.1)%
Static	301,328	—	—
+100	298,500	(2,828)	(0.9)
+200	295,186	(6,142)	(2.0)
+300	291,686	(9,642)	(3.2)
The preceding table indicates that, as of June 30, 2018, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.2%, or $9.6 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 0.1%, or $0.4 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2018 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,533,883	$11,232	0.7%	15.6%	(1.6)%
Flat	1,522,651	—	—	15.9	—
+100	1,449,452	(73,199)	(4.8)	15.5	(2.4)
+200	1,382,505	(140,146)	(9.2)	15.2	(4.6)
+300	1,319,736	(202,915)	(13.3)	14.8	(6.7)
The preceding table indicates that as of June 30, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 13.3%, or $202.9 million. If rates were to decrease 100 basis points, the model forecasts a 0.7%, or $11.2 million, increase in the present value of equity.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, have been supplemented by the Company for the quarter ended June 30, 2018, as follows:
Changes in New Jersey’s Corporation Business Tax will result in a higher tax expense in 2019 and thereafter.
In connection with the adoption of a new state budget on July 1, 2018, sweeping changes were made to New Jersey’s Corporation Business Tax (“CBT”) law, generally effective January 1, 2019. Among other provisions, the revised CBT adopts mandatory unitary combined tax reporting. This change will have the effect of eliminating the state tax benefits of our New Jersey Real Estate Investment Trust. In addition, the revised CBT modifies the dividends-received deduction for tax years beginning after December 31, 2016 by reducing the amount of the exclusion from 100 percent to 95 percent for 80% or more owned subsidiaries. These changes in the law will likely increase the Company’s New Jersey state income tax expense in 2019 and later years.
The recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act did not eliminate many of the aspects of the Dodd-Frank Act that have increased and may continue to increase our compliance costs, and remains subject to further rulemaking.
The Economic Growth Act represents modest reform to the regulation of the financial services industry primarily through certain amendments to the Dodd-Frank Act. However, many provisions of the Dodd-Frank Act that have increased, and will continue to increase our compliance costs as we prepare to grow above $10 billion in assets, remain in place, such as the Durbin amendment reducing debit card interchange fees and the additional supervisory authority of the Bureau of Consumer Financial Protection. In addition, many provisions that may benefit the Company as a community bank may be of limited impact as the Company continues to grow, such as the exemptions for community banks from the Volcker Rule and the development of a Community Bank Leverage Ratio.
Certain of the provisions amended by the Economic Growth Act took effect immediately, while others require that the agencies jointly amend their rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although we expect to benefit from certain aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could limit expected benefits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1, 2018 through April 30, 2018	—	—	—	3,077,866
May 1, 2018 through May 31, 2018	612	$26.35	612	3,077,254
June 1, 2018 through June 30, 2018	1,349	28.20	1,349	3,075,905
Total	1,961	27.62	1,961

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
101
The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2018	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2018	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer