Form 10-Q
period 2018-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2018-11-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2018 there were 83,209,293 shares issued and 67,085,419 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 257,665 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2018 (Unaudited) and December 31, 2017
(Dollars in Thousands)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$103,684	$139,557
Short-term investments	45,440	51,277
Total cash and cash equivalents	149,124	190,834
Available for sale debt securities, at fair value	1,042,320	1,037,154
Held to maturity debt securities (fair value of $469,861 at September 30, 2018 (unaudited) and $485,039 at December 31, 2017)	474,092	477,652
Equity securities, at fair value	722	658
Federal Home Loan Bank stock	71,909	81,184
Loans	7,228,373	7,325,718
Less allowance for loan losses	53,910	60,195
Net loans	7,174,463	7,265,523
Foreclosed assets, net	5,932	6,864
Banking premises and equipment, net	59,155	63,185
Accrued interest receivable	29,784	29,646
Intangible assets	418,674	420,290
Bank-owned life insurance	192,212	189,525
Other assets	91,246	82,759
Total assets	$9,709,633	$9,845,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$4,994,862	$4,996,345
Savings deposits	1,047,021	1,083,012
Certificates of deposit of $100,000 or more	351,169	316,074
Other time deposits	326,689	318,735
Total deposits	6,719,741	6,714,166
Mortgage escrow deposits	25,513	25,933
Borrowed funds	1,529,914	1,742,514
Other liabilities	102,876	64,000
Total liabilities	8,378,044	8,546,613
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,857,212 shares outstanding at September 30, 2018 and 66,535,017 outstanding at December 31, 2017	832	832
Additional paid-in capital	1,019,052	1,012,908
Retained earnings	627,801	586,132
Accumulated other comprehensive loss	(24,611)	(7,465)
Treasury stock	(259,760)	(259,907)
Unallocated common stock held by the Employee Stock Ownership Plan	(31,725)	(33,839)
Common stock acquired by the Directors’ Deferred Fee Plan	(4,672)	(5,175)
Deferred compensation – Directors’ Deferred Fee Plan	4,672	5,175
Total stockholders’ equity	1,331,589	1,298,661
Total liabilities and stockholders’ equity	$9,709,633	$9,845,274
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income:
Real estate secured loans	$54,532	$47,692	$158,798	$140,712
Commercial loans	20,230	18,964	58,706	53,884
Consumer loans	5,095	5,083	14,945	15,293
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	7,805	6,540	22,738	19,651
Held to maturity debt securities	3,149	3,272	9,447	9,812
Deposits, Federal funds sold and other short-term investments	450	343	1,273	898
Total interest income	91,261	81,894	265,907	240,250
Interest expense:
Deposits	7,856	4,988	21,087	14,093
Borrowed funds	7,619	6,694	21,477	19,855
Total interest expense	15,475	11,682	42,564	33,948
Net interest income	75,786	70,212	223,343	206,302
Provision for loan losses	1,000	500	21,900	3,700
Net interest income after provision for loan losses	74,786	69,712	201,443	202,602
Non-interest income:
Fees	7,455	7,680	20,706	20,940
Wealth management income	4,570	4,592	13,572	13,314
Bank-owned life insurance	2,083	1,353	4,640	5,291
Net gain on securities transactions	2	36	3	47
Other income	1,806	1,451	4,139	2,804
Total non-interest income	15,916	15,112	43,060	42,396
Non-interest expense:
Compensation and employee benefits	27,546	27,328	83,398	81,086
Net occupancy expense	5,924	6,105	19,052	19,255
Data processing expense	3,630	3,314	10,862	10,302
FDIC insurance	967	967	2,920	3,065
Amortization of intangibles	509	632	1,625	2,079
Advertising and promotion expense	949	907	2,763	2,709
Other operating expenses	7,134	7,027	21,755	21,248
Total non-interest expense	46,659	46,280	142,375	139,744
Income before income tax expense	44,043	38,544	102,128	105,254
Income tax expense	8,575	11,969	19,504	30,788
Net income	$35,468	$26,575	$82,624	$74,466
Basic earnings per share	$0.55	$0.41	$1.27	$1.16
Weighted average basic shares outstanding	65,037,779	64,454,684	64,907,210	64,327,640
Diluted earnings per share	$0.54	$0.41	$1.27	$1.15
Weighted average diluted shares outstanding	65,183,881	64,645,278	65,078,627	64,519,710

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$35,468	$26,575	$82,624	$74,466
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(4,820)	479	(17,897)	2,478
Reclassification adjustment for gains included in net income	—	—	—	—
Total	(4,820)	479	(17,897)	2,478
Unrealized gains on derivatives	46	54	724	106
Amortization related to post-retirement obligations	75	36	211	105
Total other comprehensive (loss) income	(4,699)	569	(16,962)	2,689
Total comprehensive income	$30,769	$27,144	$65,662	$77,155

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781
Net income	—	—	74,466	—	—	—	—	—	74,466
Other comprehensive income, net of tax	—	—	—	2,689	—	—	—	—	2,689
Cash dividends paid	—	—	(38,659)	—	—	—	—	—	(38,659)
Distributions from DDFP	—	172	—	—	—	—	503	(503)	172
Purchases of treasury stock	—	—	—	—	(443)	—	—	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(726)	—	—	—	(726)
Shares issued dividend reinvestment plan	—	417	—	—	922	—	—	—	1,339
Stock option exercises	—	(1,024)	—	—	3,558	—	—	—	2,534
Allocation of ESOP shares	—	1,053	—	—	—	2,114	—	—	3,167
Allocation of SAP shares	—	3,702	—	—	—	—	—	—	3,702
Allocation of stock options	—	150	—	—	—	—	—	—	150
Balance at September 30, 2017	$832	$1,010,247	$586,575	$(708)	$(260,910)	$(35,864)	$(5,343)	$5,343	$1,300,172
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
 Nine months ended September 30, 2018 and 2017 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income	—	—	82,624	—	—	—	—	—	82,624
Other comprehensive loss, net of tax	—	—	—	(16,962)	—	—	—	—	(16,962)
Cash dividends paid	—	—	(41,139)	—	—	—	—	—	(41,139)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP	—	120	—	—	—	—	503	(503)	120
Purchases of treasury stock	—	—	—	—	(175)	—	—	—	(175)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,851)	—	—	—	(1,851)
Shares issued dividend reinvestment plan	—	442	—	—	852	—	—	—	1,294
Stock option exercises	—	(347)	—	—	1,321	—	—	—	974
Allocation of ESOP shares	—	1,161	—	—	—	2,114	—	—	3,275
Allocation of SAP shares	—	4,627	—	—	—	—	—	—	4,627
Allocation of stock options	—	141	—	—	—	—	—	—	141
Balance at September 30, 2018	$832	$1,019,052	$627,801	$(24,611)	$(259,760)	$(31,725)	$(4,672)	$4,672	$1,331,589
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2018 and 2017 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$82,624	$74,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,613	8,864
Provision for loan losses	21,900	3,700
Deferred tax (benefit) expense	(21,401)	640
Income on Bank-owned life insurance	(4,640)	(5,291)
Net amortization of premiums and discounts on securities	6,614	7,504
Accretion of net deferred loan fees	(3,844)	(3,673)
Amortization of premiums on purchased loans, net	677	800
Net increase in loans originated for sale	(9,310)	(18,386)
Proceeds from sales of loans originated for sale	10,184	19,149
Proceeds from sales and paydowns of foreclosed assets	3,250	4,883
ESOP expense	3,275	3,167
Allocation of stock award shares	4,627	3,702
Allocation of stock options	141	150
Net gain on sale of loans originated for sale	(1,125)	(763)
Net gain on securities transactions	(3)	(47)
Net gain on sale of premises and equipment	(25)	(8)
Net gain on sale of foreclosed assets	(713)	(768)
Increase in accrued interest receivable	(138)	(316)
Increase in other assets	(5,825)	(2,407)
Increase (decrease) in other liabilities	38,876	(4,846)
Net cash provided by operating activities	132,757	90,520
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	36,726	42,382
Purchases of held to maturity debt securities	(35,107)	(38,074)
Proceeds from maturities, calls and paydowns of available for sale debt securities	155,494	160,436
Purchases of available for sale debt securities	(189,669)	(149,647)
Proceeds from redemption of Federal Home Loan Bank stock	109,929	96,040
Purchases of Federal Home Loan Bank stock	(100,654)	(91,210)
BOLI claim benefits received	—	4,428
Purchases of loans	(1,344)	—
Net decrease (increase) in loans	77,016	(23,888)
Proceeds from loans sold	23,417	—
Proceeds from sales of premises and equipment	25	8
Purchases of premises and equipment	(1,958)	(1,690)
Net cash provided by (used in) investing activities	73,875	(1,215)
Cash flows from financing activities:
Net increase in deposits	5,575	37,587
(Decrease) increase in mortgage escrow deposits	(420)	734
Cash dividends paid to stockholders	(41,139)	(38,659)
Shares issued dividend reinvestment plan	1,294	1,339
Purchase of treasury stock	(175)	(443)
Purchase of employee restricted shares to fund statutory tax withholding	(1,851)	(726)

	Nine months ended September 30,
	2018	2017
Stock options exercised	974	2,534
Proceeds from long-term borrowings	610,000	248,220
Payments on long-term borrowings	(647,440)	(345,387)
Net (decrease) increase in short-term borrowings	(175,160)	9,982
Net cash used in financing activities	(248,342)	(84,819)
Net (decrease) increase in cash and cash equivalents	(41,710)	4,486
Cash and cash equivalents at beginning of period	190,834	144,297
Cash and cash equivalents at end of period	$149,124	$148,783
Cash paid during the period for:
Interest on deposits and borrowings	$42,520	$34,127
Income taxes	$14,819	$27,411
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,673	$2,195
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for all of 2018.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2018			2017
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$35,468			$26,575
Basic earnings per share:
Income available to common stockholders	$35,468	65,037,779	$0.55	$26,575	64,454,684	$0.41
Dilutive shares		146,102			190,594
Diluted earnings per share:
Income available to common stockholders	$35,468	65,183,881	$0.54	$26,575	64,645,278	$0.41

	Nine months ended September 30,
	2018			2017
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$82,624			$74,466
Basic earnings per share:
Income available to common stockholders	$82,624	64,907,210	$1.27	$74,466	64,327,640	$1.16
Dilutive shares		171,417			192,070
Diluted earnings per share:
Income available to common stockholders	$82,624	65,078,627	$1.27	$74,466	64,519,710	$1.15
Antidilutive stock options and awards at September 30, 2018 and 2017, totaling 429,878 shares and 405,958 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Investment Securities
At September 30, 2018, the Company had $1.04 billion and $474.1 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") in future periods. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of September 30, 2018, totaled 689, compared with 306 at December 31, 2017. All securities with unrealized losses at September 30, 2018 were analyzed for OTTI. Based upon this analysis, the Company believes that, as of September 30, 2018, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,043,084	1,432	(30,345)	1,014,171
State and municipal obligations	3,227	61	(3)	3,285
Corporate obligations	25,041	76	(253)	24,864
	$1,071,352	1,569	(30,601)	1,042,320

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Agency obligations	$19,014	—	(9)	19,005
Mortgage-backed securities	993,548	4,914	(10,095)	988,367
State and municipal obligations	3,259	129	—	3,388
Corporate obligations	26,047	359	(12)	26,394
	$1,041,868	5,402	(10,116)	1,037,154
The amortized cost and fair value of available for sale debt securities at September 30, 2018, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2018
	Amortized cost	Fair Value
Due in one year or less	$388	389
Due after one year through five years	3,007	2,955
Due after five years through ten years	24,873	24,805
Due after ten years	—	—
	$28,268	28,149
Mortgage-backed securities totaling $1.04 billion at amortized cost and $1.01 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and nine months ended September 30, 2018 and 2017, no securities were sold or called from the available for sale debt securities portfolio.
The following tables present the fair values and gross unrealized losses for available for sale debt securities with temporary impairment at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses
Mortgage-backed securities	$545,416	(12,450)	379,474	(17,895)	924,890	(30,345)
State and municipal obligations	656	(3)	—	—	656	(3)
Corporate obligations	19,789	(253)	—	—	19,789	(253)
	$565,861	(12,706)	379,474	(17,895)	945,335	(30,601)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$12,006	(8)	6,999	(1)	19,005	(9)
Mortgage-backed securities	420,746	(3,936)	235,056	(6,159)	655,802	(10,095)
Corporate obligations	—	—	989	(12)	989	(12)
	$432,752	(3,944)	243,044	(6,172)	675,796	(10,116)
The number of available for sale debt securities in an unrealized loss position at September 30, 2018 totaled 209, compared with 122 at December 31, 2017. The increase in the number of securities in an unrealized loss position at September 30, 2018, was due to higher current market interest rates compared to rates at December 31, 2017. All temporarily impaired securities were investment grade at September 30, 2018. At September 30, 2018, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $34,000 and an unrealized loss of $1,000. This private label mortgage-backed security was investment grade at September 30, 2018.
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the nine months ended September 30, 2018. Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of September 30, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,988	—	(160)	4,828
Mortgage-backed securities	207	7	—	214
State and municipal obligations	458,958	2,794	(6,666)	455,086
Corporate obligations	9,939	—	(206)	9,733
	$474,092	2,801	(7,032)	469,861

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Agency obligations	$4,308	—	(87)	4,221
Mortgage-backed securities	382	14	—	396
State and municipal obligations	462,942	9,280	(1,738)	470,484
Corporate obligations	10,020	1	(83)	9,938
	$477,652	9,295	(1,908)	485,039
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2018 and 2017. For the three and nine months ended September 30, 2018, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $10.4 million and $30.9 million, respectively. There were gross gains on calls of $3,000 and $4,000 for the three and nine months ended September 30, 2018, respectively, and a gross loss of $1,000 for both the three and nine month periods. For the three and nine months ended September 30, 2017, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $8.1 million and $28.7 million, respectively, with a gross gains of $39,000 and $50,000, respectively, and gross losses of $3,000 for both the three and nine month periods.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at September 30, 2018 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2018
	Amortized cost	Fair value
Due in one year or less	$5,880	5,892
Due after one year through five years	80,434	80,191
Due after five years through ten years	260,482	258,478
Due after ten years	127,089	125,086
	$473,885	469,647
Mortgage-backed securities totaling $207,000 at amortized cost and $214,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.

The following tables present the fair value and gross unrealized losses for held to maturity debt securities with temporary impairment at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$4,828	(160)	—	—	4,828	(160)
State and municipal obligations	201,848	(3,398)	57,408	(3,268)	259,256	(6,666)
Corporate obligations	9,482	(206)	—	—	9,482	(206)
	$216,158	(3,764)	57,408	(3,268)	273,566	(7,032)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,821	(87)	—	—	3,821	(87)
State and municipal obligations	37,317	(295)	49,488	(1,443)	86,805	(1,738)
Corporate obligations	9,662	(83)	—	—	9,662	(83)
	$50,800	(465)	49,488	(1,443)	100,288	(1,908)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the three months ended September 30, 2018. Based on its detailed review of the held to maturity debt securities portfolio, the Company believes that as of September 30, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of held to maturity debt securities in an unrealized loss position at September 30, 2018 totaled 480, compared with 184 at December 31, 2017.  The increase in the number of securities in an unrealized loss position at September 30, 2018, was due to higher current market interest rates compared to rates at December 31, 2017. All temporarily impaired investment securities were investment grade at September 30, 2018.
Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Mortgage loans:
Residential	$1,107,843	1,142,347
Commercial	2,273,951	2,171,056
Multi-family	1,343,943	1,403,885
Construction	429,248	392,580
Total mortgage loans	5,154,985	5,109,868
Commercial loans	1,633,759	1,745,138
Consumer loans	443,340	473,957
Total gross loans	7,232,084	7,328,963
Purchased credit-impaired ("PCI") loans	919	969
Premiums on purchased loans	3,433	4,029
Unearned discounts	(34)	(36)
Net deferred fees	(8,029)	(8,207)
Total loans	$7,228,373	7,325,718

The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	September 30, 2018
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$6,644	2,819	6,463	—	15,926	1,091,917	1,107,843
Commercial	970	—	3,758	—	4,728	2,269,223	2,273,951
Multi-family	—	400	—	—	400	1,343,543	1,343,943
Construction	—	—	—	—	—	429,248	429,248
Total mortgage loans	7,614	3,219	10,221	—	21,054	5,133,931	5,154,985
Commercial loans	14	13,659	17,780	—	31,453	1,602,306	1,633,759
Consumer loans	2,311	353	1,065	—	3,729	439,611	443,340
Total gross loans	$9,939	17,231	29,066	—	56,236	7,175,848	7,232,084

	December 31, 2017
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$7,809	4,325	8,105	—	20,239	1,122,108	1,142,347
Commercial	1,486	—	7,090	—	8,576	2,162,480	2,171,056
Multi-family	—	—	—	—	—	1,403,885	1,403,885
Construction	—	—	—	—	—	392,580	392,580
Total mortgage loans	9,295	4,325	15,195	—	28,815	5,081,053	5,109,868
Commercial loans	551	406	17,243	—	18,200	1,726,938	1,745,138
Consumer loans	2,465	487	2,491	—	5,443	468,514	473,957
Total gross loans	$12,311	5,218	34,929	—	52,458	7,276,505	7,328,963

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $29.1 million and $34.9 million at September 30, 2018 and December 31, 2017, respectively. Included in non-accrual loans were $10.8 million and $11.5 million of loans which were less than 90 days past due at September 30, 2018 and December 31, 2017, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2018 or December 31, 2017.
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
At September 30, 2018, there were 150 impaired loans totaling $52.5 million. Included in this total were 133 TDRs related to 129 borrowers totaling $36.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2018. At December 31, 2017, there were 149 impaired loans totaling $52.0 million. Included in this total were 125 TDRs to 121 borrowers totaling $31.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2017.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	September 30, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,926	25,072	2,492	52,490
Collectively evaluated for impairment	5,130,059	1,608,687	440,848	7,179,594
Total gross loans	$5,154,985	1,633,759	443,340	7,232,084

	December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$28,459	21,223	2,359	52,041
Collectively evaluated for impairment	5,081,409	1,723,915	471,598	7,276,922
Total gross loans	$5,109,868	1,745,138	473,957	7,328,963
The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,165	203	70	1,438
Collectively evaluated for impairment	26,330	23,940	2,202	52,472
Total gross loans	$27,495	24,143	2,272	53,910

	December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,486	1,134	70	2,690
Collectively evaluated for impairment	26,566	28,680	2,259	57,505
Total gross loans	$28,052	29,814	2,329	60,195
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2018 and 2017, along with their balances immediately prior to the modification date and post-modification as of September 30, 2018 and 2017.

	For the three months ended
	September 30, 2018			September 30, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	3	$693	694	2	$632	$470
Total mortgage loans	3	693	694	2	632	470
Commercial loans	2	5,919	6,062	—	—	—
Consumer loans	1	336	335	—	—	—
Total restructured loans	6	$6,948	7,091	2	$632	$470

	For the nine months ended
	September 30, 2018			September 30, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	4	$811	797	7	$3,436	$3,202
Total mortgage loans	4	811	797	7	3,436	3,202
Commercial loans	6	12,545	8,752	1	1,300	1,210
Consumer loans	1	336	335	1	70	68
Total restructured loans	11	$13,692	$9,884	9	$4,806	$4,480
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the three and nine months ended September 30, 2018, $6.3 million and $8.3 million of charge-offs were recorded on collateral dependent impaired loans. During the three and nine months ended September 30, 2017, $3.2 million and $4.4 million of charge-offs were recorded on collateral dependent impaired loans. For both the three and nine months ended September 30, 2018, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $51,885, and was included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2018, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.10% and 5.27%, respectively, compared to a weighted average rate of 5.08% and 5.17% prior to modification, respectively.

The following table presents loans modified as TDRs within the previous 12 months from September 30, 2018 and 2017, and for which there was a payment default (90 days or more past due) at the quarter ended September 30, 2018 and 2017.

	September 30, 2018		September 30, 2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Commercial loans	3	$1,344	—	$—
Total restructured loans	3	$1,344	—	$—

There were three loans to one borrower which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending September 30, 2018. There were no payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month period ending September 30, 2017. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $919,000 at September 30, 2018 and $969,000 at December 31, 2017.
The following table summarizes the changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$116	158	101	200
Accretion	(34)	(154)	(63)	(299)
Reclassification from non-accretable discount	26	99	70	202
Ending balance	$108	103	108	103
The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2018
Balance at beginning of period	$27,161	29,494	2,164	58,819
Provision charged (credited) to operations	88	915	(3)	1,000
Recoveries of loans previously charged-off	303	36	297	636
Loans charged-off	(57)	(6,302)	(186)	(6,545)
Balance at end of period	$27,495	24,143	2,272	53,910

2017
Balance at beginning of period	$28,826	31,085	2,951	62,862
Provision (credited) charged to operations	(2,301)	3,446	(645)	500
Recoveries of loans previously charged-off	4	140	291	435
Loans charged-off	(32)	(3,220)	(269)	(3,521)
Balance at end of period	$26,497	31,451	2,328	60,276

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2018
Balance at beginning of period	$28,052	29,814	2,329	60,195
Provision (credited) charged to operations	(716)	22,740	(124)	21,900
Recoveries of loans previously charged-off	435	268	689	1,392
Loans charged-off	(276)	(28,679)	(622)	(29,577)
Balance at end of period	$27,495	24,143	2,272	53,910

2017
Balance at beginning of period	$29,626	29,143	3,114	61,883
Provision (credited) charged to operations	(2,724)	6,840	(416)	3,700
Recoveries of loans previously charged-off	65	671	692	1,428
Loans charged-off	(470)	(5,203)	(1,062)	(6,735)
Balance at end of period	$26,497	31,451	2,328	60,276

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	September 30, 2018					December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,410	9,530	—	9,658	365	13,239	10,477	—	10,552	479
Commercial	1,550	1,546	—	1,546	—	5,037	4,908	—	5,022	12
Total	13,960	11,076	—	11,204	365	18,276	15,385	—	15,574	491
Commercial loans	28,183	18,035	—	22,866	608	19,196	14,984	—	15,428	395
Consumer loans	1,788	1,232	—	1,286	61	1,582	1,041	—	1,150	69
Total impaired loans	$43,931	30,343	—	35,356	1,034	39,054	31,410	—	32,152	955

Loans with an allowance recorded
Mortgage loans:
Residential	$13,391	12,803	1,091	12,905	412	13,052	12,010	1,351	12,150	475
Commercial	1,046	1,047	74	1,055	40	1,064	1,064	135	1,076	54
Total	14,437	13,850	1,165	13,960	452	14,116	13,074	1,486	13,226	529
Commercial loans	7,037	7,037	203	9,527	62	7,097	6,239	1,134	7,318	208
Consumer loans	1,271	1,260	70	2,360	40	1,329	1,318	70	1,349	64
Total impaired loans	$22,745	22,147	1,438	25,847	554	22,542	20,631	2,690	21,893	801

Total impaired loans
Mortgage loans:
Residential	$25,801	22,333	1,091	22,563	777	26,291	22,487	1,351	22,702	954
Commercial	2,596	2,593	74	2,601	40	6,101	5,972	135	6,098	66
Total	28,397	24,926	1,165	25,164	817	32,392	28,459	1,486	28,800	1,020
Commercial loans	35,220	25,072	203	32,393	670	26,293	21,223	1,134	22,746	603
Consumer loans	3,059	2,492	70	3,646	101	2,911	2,359	70	2,499	133
Total impaired loans	$66,676	52,490	1,438	61,203	1,588	61,596	52,041	2,690	54,045	1,756
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.4 million at September 30, 2018 and $2.7 million at December 31, 2017. At September 30, 2018 and December 31, 2017, impaired loans for which there was no related allowance for loan losses totaled $30.3 million and $31.4 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2018 and December 31, 2017 was $61.2 million and $54.0 million, respectively.
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

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At September 30, 2018
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,819	33,892	—	6,181	42,892	54,978	353	98,223
Substandard	6,463	14,763	234	—	21,460	36,140	1,065	58,665
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	9,282	48,655	234	6,181	64,352	91,118	1,418	156,888
Pass/Watch	1,098,561	2,225,296	1,343,709	423,067	5,090,633	1,542,641	441,922	7,075,196
Total	$1,107,843	2,273,951	1,343,943	429,248	5,154,985	1,633,759	443,340	7,232,084

	At December 31, 2017
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,325	19,172	15	—	23,512	20,738	486	44,736
Substandard	8,105	25,069	—	—	33,174	29,734	2,491	65,399
Doubtful	—	—	—	—	—	428	—	428
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,430	44,241	15	—	56,686	50,900	2,977	110,563
Pass/Watch	1,129,917	2,126,815	1,403,870	392,580	5,053,182	1,694,238	470,980	7,218,400
Total	$1,142,347	2,171,056	1,403,885	392,580	5,109,868	1,745,138	473,957	7,328,963

Note 4. Deposits
Deposits at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Savings	$1,047,021	1,083,012
Money market	1,463,015	1,532,024
NOW	2,052,502	2,011,334
Non-interest bearing	1,479,345	1,452,987
Certificates of deposit	677,858	634,809
Total deposits	$6,719,741	6,714,166

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
Net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2018 and 2017 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	—	29	26	$—	—	87	78
Interest cost	273	306	196	218	821	920	590	654
Expected return on plan assets	(693)	(637)	—	—	(2,079)	(1,913)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	199	230	(99)	(169)	597	690	(297)	(507)
Net periodic (increase) benefit cost	$(221)	(101)	126	75	$(661)	(303)	380	225
In its consolidated financial statements for the year ended December 31, 2017, the Company previously disclosed that it does not expect to contribute to the pension plan in 2018. As of September 30, 2018, no contributions have been made to the pension plan.
The net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2018 were calculated using the actual January 1, 2018 pension and other post-retirement benefits valuations.
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

Accounting Pronouncements Not Yet Adopted
In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The amendments in ASU 2018-16 are required to be adopted concurrently with ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging," which is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company is currently assessing the impact that the guidance may have on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted.  Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date.  The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02.  Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company).  The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company is currently assessing the impact that the guidance may have on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance only includes instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU is fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact this guidance may have on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test. Under ASU 2017-04, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a significant impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In the first quarter of 2018, the Company formed a working group to guide the implementation efforts, including the identification and review of all lease agreements within the scope of the guidance.  During the quarter ended September 30, 2018, the working group has largely identified the  inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. Also, the working group evaluated and selected a software platform which supports the recording, accounting and disclosure requirements of the new lease guidance. The Company is currently assessing the impact that the ASU may have on the Company's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2018 and December 31, 2017.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2018 and December 31, 2017.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2018 and December 31, 2017.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,014,171	—	1,014,171	—
State and municipal obligations	3,285	—	3,285	—
Corporate obligations	24,864	—	24,864	—
Total available for sale debt securities	$1,042,320	—	1,042,320	—
Equity securities	722	722	—	—
Derivative assets	18,111	—	18,111	—
	$1,061,153	722	1,060,431	—

Derivative liabilities	$16,022	—	16,022	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$3,477	—	—	3,477
Foreclosed assets	5,932	—	—	5,932
	$9,409	—	—	9,409

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$19,005	19,005	—	—
Mortgage-backed securities	988,367	—	988,367	—
State and municipal obligations	3,388	—	3,388	—
Corporate obligations	26,394	—	26,394	—
Total available for sale debt securities	$1,037,154	19,005	1,018,149	—
Equity Securities	658	658	—	—
Derivative assets	7,219	—	7,219	—
	$1,045,031	19,663	1,025,368	—

Derivative liabilities	$6,315	—	6,315	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$6,971	—	—	6,971
Foreclosed assets	6,864	—	—	6,864
	$13,835	—	—	13,835
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2018.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2018 and December 31, 2017. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$149,124	149,124	149,124	—	—
Available for sale debt securities:
Mortgage-backed securities	1,014,171	1,014,171	—	1,014,171	—
State and municipal obligations	3,285	3,285	—	3,285	—
Corporate obligations	24,864	24,864	—	24,864	—
Total available for sale debt securities	$1,042,320	1,042,320	—	1,042,320	—
Held to maturity debt securities:
Agency obligations	4,988	4,828	4,828	—	—
Mortgage-backed securities	207	214	—	214	—
State and municipal obligations	458,958	455,086	—	455,086	—
Corporate obligations	9,939	9,733	—	9,733	—
Total held to maturity debt securities	$474,092	469,861	4,828	465,033	—
FHLBNY stock	71,909	71,909	71,909	—	—
Equity Securities	722	722	722	—	—
Loans, net of allowance for loan losses	7,174,463	7,019,068	—	—	7,019,068
Derivative assets	18,111	18,111	—	18,111	—

Financial liabilities:
Deposits other than certificates of deposits	$6,041,883	6,041,883	6,041,883	—	—
Certificates of deposit	677,858	674,025	—	674,025	—
Total deposits	$6,719,741	6,715,908	6,041,883	674,025	—
Borrowings	1,529,914	1,514,148	—	1,514,148	—
Derivative liabilities	16,022	16,022	—	16,022	—

		Fair Value Measurements at December 31, 2017 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$190,834	190,834	190,834	—	—
Available for sale debt securities:
Agency obligations	19,005	19,005	19,005	—	—
Mortgage-backed securities	988,367	988,367	—	988,367	—
State and municipal obligations	3,388	3,388	—	3,388	—
Corporate obligations	26,394	26,394	—	26,394	—
Total available for sale debt securities	$1,037,154	1,037,154	19,005	1,018,149	—
Held to maturity debt securities:
Agency obligations	$4,308	4,221	4,221	—	—
Mortgage-backed securities	382	396	—	396	—
State and municipal obligations	462,942	470,484	—	470,484	—
Corporate obligations	10,020	9,938	—	9,938	—
Total held to maturity debt securities	$477,652	485,039	4,221	480,818	—
FHLBNY stock	81,184	81,184	81,184	—	—
Equity Securities	658	658	658	—	—
Loans, net of allowance for loan losses	7,265,523	7,217,705	—	—	7,217,705
Derivative assets	7,219	7,219	—	7,219	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,357	6,079,357	6,079,357	—	—
Certificates of deposit	634,809	632,744	—	632,744	—
Total deposits	$6,714,166	6,712,101	6,079,357	632,744	—
Borrowings	1,742,514	1,739,102	—	1,739,102	—
Derivative liabilities	6,315	6,315	—	6,315	—

Note 8. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income, both gross and net of tax, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(6,547)	1,727	(4,820)	799	(320)	479
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(6,547)	1,727	(4,820)	799	(320)	479
Unrealized gains on derivatives (cash flow hedges)	62	(16)	46	90	(36)	54
Amortization related to post-retirement obligations	100	(25)	75	61	(25)	36
Total other comprehensive (loss) income	$(6,385)	1,686	(4,699)	950	(381)	569

	Nine months ended September 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(24,310)	6,413	(17,897)	4,136	(1,658)	2,478
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(24,310)	6,413	(17,897)	4,136	(1,658)	2,478
Unrealized gains on derivatives (cash flow hedges)	985	(261)	724	177	(71)	106
Amortization related to post-retirement obligations	283	(72)	211	183	(78)	105
Total other comprehensive (loss) income	$(23,042)	6,080	(16,962)	4,496	(1,807)	2,689

The following tables present the changes in the components of accumulated other comprehensive (loss), net of tax, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended September 30,
	2018				2017
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income
Balance at June 30,	$(16,553)	(4,710)	1,351	(19,912)	1,489	(2,987)	221	(1,277)
Current - period other comprehensive (loss) income	(4,820)	75	46	(4,699)	479	36	54	569
Balance at September 30,	$(21,373)	(4,635)	1,397	(24,611)	1,968	(2,951)	275	(708)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2018				2017
	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized (Losses) Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31,	$(3,292)	(4,846)	673	(7,465)	(510)	(3,056)	169	(3,397)
Current - period other comprehensive (loss) income	(17,897)	211	724	(16,962)	2,478	105	106	2,689
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	$(184)	—	—	(184)	—	—	—	—
Balance at September 30,	$(21,373)	(4,635)	1,397	(24,611)	1,968	(2,951)	275	(708)
The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2018	2017
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$100	61	Compensation and employee benefits (1)
	(25)	(25)	Income tax expense
Total reclassification	$75	36	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2018	2017
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$300	183	Compensation and employee benefits (1)
	(78)	(78)	Income tax expense
Total reclassification	$222	105	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2018 and December 31, 2017, the Company had 54 and 48 interest rate swaps, respectively, with aggregate notional amounts of $889.9 million and $718.5 million, respectively, related to this program.
Additionally, at September 30, 2018 and December 31, 2017, the Company had eight and two credit derivatives, respectively, with aggregate notional amounts of $55.8 million and $15.8 million, respectively, from participations in interest rate swaps provided to external lenders as part of loan participation arrangements; therefore, they are not used to manage interest rate risk in the Company's assets or liabilities. At September 30, 2018 and December 31, 2017, the fair value of these credit derivatives were $67,000 and $1,000, respectively.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2018 and 2017, the Company did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $659,100 will be reclassified as an increase to interest expense. As of September 30, 2018, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $60.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017 (in thousands):

	At September 30, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$16,145	Other liabilities	16,022
Credit contracts	Other assets	67	Other liabilities	—
Total derivatives not designated as a hedging instrument		$16,212		16,022

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$1,899	Other liabilities	—
Total derivatives designated as a hedging instrument		$1,899		—

	At December 31, 2017
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$6,303	Other liabilities	6,315
Credit contracts	Other assets	1	Other liabilities	—
Total derivatives not designated as a hedging instrument		$6,304		6,315

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$915	Other liabilities	—
Total derivatives designated as a hedging instrument		$915		—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2018 and 2017 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2018	September 30, 2017
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$27	(36)
Credit contracts	Other income	(145)	—
Total		$(118)	(36)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$105	(59)
Total		$105	(59)

		Gain (loss) recognized in Income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2018	September 30, 2017
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$265	(428)
Credit contracts	Other income	(64)	1
Total		$201	(427)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$(185)	(166)
Total		$(185)	(166)
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
At September 30, 2018, the Company had five dealer counterparties, only one of which, was the Company in a net liability position.  The termination value for this net liability position, which includes accrued interest, was $566,000 at September 30, 2018. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $310,000 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.
Note 10. Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The Company performed a review and assessment of all revenue streams, the related contracts with customers and the underlying performance obligations in those contracts. This guidance does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended September 30, 2018 and 2017, the out-of-scope revenue related to financial instruments was 85% and 84% of the Company's total revenue, respectively. For the nine months ended September 30, 2018 and 2017, the out-of-scope revenue related to financial instruments was 86% and 85% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue and banking service charges and other fees. The adoption of this standard did not change the current measurement or recognition of revenue. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in-thousands)	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606:
Wealth management fees	$4,570	4,592	13,572	13,314
Banking service charges and other fees:
Service charges on deposit accounts	3,356	3,399	9,910	9,713
Debit card and ATM fees	1,486	1,430	4,444	4,276
Total banking service charges and other fees	4,842	4,829	14,354	13,989
Total in-scope non-interest income	9,412	9,421	27,926	27,303
Total out-of-scope non-interest income	6,504	5,691	15,134	15,093
Total non-interest income	$15,916	15,112	43,060	42,396

Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly based upon the month-end market value of the assets under management and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer either on a quarterly or monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
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
Forward-Looking Statements
Certain statements contained herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” "project," "intend," “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Recent Developments
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
In connection with the adoption of the state of New Jersey's budget on July 1, 2018, sweeping changes were made to New Jersey's Corporation Business Tax, generally effective January 1, 2019.  Among other provisions, a New Jersey surtax was enacted effective July 1, 2018, for the periods beginning January 1, 2018 through December 31, 2021. This surtax did not have a material impact on the Company's income tax expense for the three months ended September 30, 2018.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look-back period and adjusted for a loss emergence period. Quantitative loss factors are evaluated at least annually. Management completed its annual evaluation of the quantitative loss factors for the quarter ended September 30, 2018. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. Qualitative adjustments are evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for loan losses.
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
The Company’s available for sale debt securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing as discussed in Note 7 to the consolidated financial statements. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period. In its evaluations, the Company did not recognize an other-than-temporary impairment charge on securities for the three and nine months ended September 30, 2018 and 2017.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at September 30, 2018 and December 31, 2017.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
Total assets at September 30, 2018 were $9.71 billion, a $135.6 million decrease from December 31, 2017. The decline in total assets was primarily due to a $97.3 million decrease in total loans, a $41.7 million decrease in cash and cash equivalents and a $7.6 million decrease in total investments.
The Company’s loan portfolio decreased $97.3 million to $7.23 billion at September 30, 2018, from $7.33 billion at December 31, 2017. For the nine months ended September 30, 2018, loan originations, including advances on lines of credit, totaled $2.34 billion, compared with $2.56 billion for the same period in 2017. During the nine months ended September 30, 2018, the loan portfolio had net decreases of $111.4 million in commercial loans, $59.9 million in multi-family mortgage loans, $34.5 million in residential mortgage loans and $30.6 million in consumer loans, partially offset by net increases of $102.9 million in commercial mortgage loans and $36.7 million in construction loans. Net portfolio growth was constrained by elevated payoff activity and loan sales, including the sale of loans as part of the Company's wind down of its asset-based lending business. Commercial real estate, commercial and construction loans represented 78.5% of the loan portfolio at September 30, 2018, compared to 77.9% at December 31, 2017.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $226.6 million and $97.6 million, respectively, at September 30, 2018, compared to $342.5 million and $223.9 million, respectively, at December 31, 2017. No SNCs were 90 days or more delinquent at September 30, 2018.
The Company had outstanding junior lien mortgages totaling $184.0 million at September 30, 2018. Of this total, 13 loans totaling $601,000 were 90 days or more delinquent. These loans were allocated total loss reserves of $112,000.

The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Mortgage loans:
Residential	$6,463	8,105
Commercial	3,758	7,090
Total mortgage loans	10,221	15,195
Commercial loans	17,780	17,243
Consumer loans	1,065	2,491
Total non-performing loans	29,066	34,929
Foreclosed assets	5,932	6,864
Total non-performing assets	$34,998	41,793
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Mortgage loans:
Residential	$2,819	4,325
Multi-family	400	—
Total mortgage loans	3,219	4,325
Commercial loans	13,659	406
Consumer loans	353	487
Total 60-89 day delinquent loans	$17,231	5,218
At September 30, 2018, the allowance for loan losses totaled $53.9 million, or 0.75% of total loans, compared to $60.2 million, or 0.82% of total loans at December 31, 2017. Total non-performing loans were $29.1 million, or 0.40% of total loans at September 30, 2018, compared to $34.9 million, or 0.48% of total loans at December 31, 2017. The $5.9 million decrease in non-performing loans consisted of a $3.3 million decrease in non-performing commercial mortgage loans, a $1.6 million decrease in non-performing residential mortgage loans and a $1.4 million decrease in non-performing consumer loans, partially offset by a $537,000 increase in non-performing commercial loans. Non-performing loans do not include $919,000 of purchased credit impaired ("PCI") loans acquired from Team Capital Bank in 2014.
At September 30, 2018 and December 31, 2017, the Company held $5.9 million and $6.9 million of foreclosed assets, respectively. During the nine months ended September 30, 2018, there were six additions to foreclosed assets with a carrying value of $1.7 million and 13 properties sold with a carrying value of $2.4 million. Foreclosed assets at September 30, 2018 consisted of $3.7 million of commercial real estate and $2.2 million of residential real estate.
Non-performing assets totaled $35.0 million, or 0.36% of total assets at September 30, 2018, compared to $41.8 million, or 0.42% of total assets at December 31, 2017.
Total investments were $1.59 billion at September 30, 2018, which decreased $7.6 million, compared to the balance at December 31, 2017, largely due to repayments of mortgage-backed securities, maturities and calls of certain municipal and agency bonds and an increase in unrealized losses on available for sale debt securities, partially offset by purchases of mortgage-backed and municipal securities.
Total deposits increased $5.6 million during the nine months ended September 30, 2018, to $6.72 billion.  Total time deposits increased $43.0 million to $677.9 million at September 30, 2018, while total core deposits, which consist of savings and demand deposit accounts, decreased $37.5 million to $6.04 billion at September 30, 2018. The increase in time deposits was primarily the result of a 13-month certificate of deposit promotional campaign which provided the Company a lower-cost funding alternative to wholesale borrowings. The decrease in core deposits was largely attributable to a $69.0 million decrease in money market deposits and a $36.0 million decrease in savings deposits, partially offset by a $41.2 million increase in interest bearing demand deposits and a $26.4 million increase in non-interest bearing demand deposits. Core deposits represented 89.9% of total deposits at September 30, 2018, compared to 90.5% at December 31, 2017.

Borrowed funds decreased $212.6 million during the nine months ended September 30, 2018, to $1.53 billion. The decrease in borrowings for the period was primarily a function of lower asset funding requirements. Borrowed funds represented 15.8% of total assets at September 30, 2018, a decrease from 17.7% at December 31, 2017.
Stockholders’ equity increased $32.9 million during the nine months ended September 30, 2018, to $1.33 billion, primarily due to net income earned for the period, partially offset by dividends paid to stockholders and an increase in unrealized losses on available for sale debt securities. Common stock repurchases for the nine months ended September 30, 2018 totaled 77,766 shares at an average cost of $26.05.  These common stock repurchases were largely made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At September 30, 2018, 3.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at September 30, 2018 were $19.92 and $13.65, respectively, compared with $19.52 and $13.20, respectively, at December 31, 2017. Tangible book value per share is a non-GAAP financial measure.
The following table reconciles book value per share to tangible book value per share and the associated calculations (in thousands, except per share data):

	September 30, 2018	December 31, 2017
Total stockholders' equity	$1,331,589	$1,298,661
Less: Total intangible assets	418,674	420,290
Total tangible stockholders' equity	$912,915	$878,371

Shares outstanding at September 30, 2018 and December 31, 2017	66,857,212	66,535,017

Book value per share (total stockholders' equity/shares outstanding)	$19.92	$19.52
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$13.65	$13.20
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

As of September 30, 2018, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2018
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$372,352	4.00%	$372,352	4.00%	$901,000	9.68%
Common equity Tier 1 risk-based capital	341,292	4.50	483,497	6.38	901,000	11.88
Tier 1 risk-based capital	455,056	6.00	597,261	7.88	901,000	11.88
Total risk-based capital	606,741	8.00	748,946	9.88	955,057	12.59

Company:
Tier 1 leverage capital	$372,374	4.00%	$372,374	4.00%	$937,941	10.08%
Common equity Tier 1 risk-based capital	341,320	4.50	483,536	6.38	937,941	12.37
Tier 1 risk-based capital	455,093	6.00	597,309	7.88	937,941	12.37
Total risk-based capital	606,790	8.00	749,007	9.88	991,998	13.08
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
General. The Company reported net income of $35.5 million, or $0.55 per basic and $0.54 per diluted share for the three months ended September 30, 2018, compared to net income of $26.6 million, or $0.41 per basic and diluted share for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company reported net income of $82.6 million, or $1.27 per basic and diluted share, compared to net income of $74.5 million, or $1.16 per basic share and $1.15 per diluted share, for the same period last year.
The Company's earnings for the quarter and the nine months ended September 30, 2018 were favorably impacted by lower Federal income tax rates, period over period growth in average loans outstanding, growth in average non-interest bearing deposits and the continued expansion of the net interest margin. The improvement in the net interest margin was driven by an increase in the yield on earning assets, growth in average non-interest bearing deposits and a lagging cost of funds.
Net Interest Income. Total net interest income increased $5.6 million to $75.8 million for the quarter ended September 30, 2018, from $70.2 million for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, total net interest income increased $17.0 million to $223.3 million, from $206.3 million for the same period in 2017. Interest income for the quarter ended September 30, 2018 increased $9.4 million to $91.3 million, from $81.9 million for the same period in 2017. For the nine months ended September 30, 2018, interest income increased $25.7 million to $265.9 million, from $240.3 million for the nine months ended September 30, 2017. Interest expense increased $3.8 million to $15.5 million for the quarter ended September 30, 2018, from $11.7 million for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, interest expense increased $8.6 million to $42.6 million, from $33.9 million for the nine months ended September 30, 2017.
The net interest margin increased 16 basis points to 3.38% for the quarter ended September 30, 2018, compared to 3.22% for the quarter ended September 30, 2017. The weighted average yield on interest-earning assets increased 32 basis points to 4.07% for the quarter ended September 30, 2018, compared with 3.75% for the quarter ended September 30, 2017, while the weighted average cost of interest bearing liabilities increased 22 basis points to 0.90% for the quarter ended September 30, 2018, compared to the third quarter of 2017. The average cost of interest bearing deposits for the quarter ended September 30, 2018 was 0.60%, compared with 0.38% for the same period last year. Average non-interest bearing demand deposits increased $134.8 million to $1.50 billion for the quarter ended September 30, 2018, from $1.36 billion for the quarter ended September 30, 2017. The average cost of borrowed funds for the quarter ended September 30, 2018 was 1.93%, compared to 1.71% for the same period last year.

For the nine months ended September 30, 2018, the net interest margin increased 14 basis points to 3.33%, compared to 3.19% for the nine months ended September 30, 2017. The weighted average yield on interest earning assets increased 26 basis points to 3.98% for the nine months ended September 30, 2018, compared with 3.72% for the nine months ended September 30, 2017, while the weighted average cost of interest bearing liabilities increased 16 basis points for the nine months ended September 30, 2018 to 0.83%, compared to the nine months ended September 30, 2017. The average cost of interest bearing deposits for the nine months ended September 30, 2018 was 0.53%, compared with 0.36% for the same period last year. Average non-interest bearing demand deposits increased $119.0 million to $1.46 billion for the nine months ended September 30, 2018, from $1.34 billion for the nine months ended September 30, 2017. The average cost of borrowings for the nine months ended September 30, 2018 was 1.81%, compared with 1.67% for the same period last year.
Interest income on loans secured by real estate increased $6.8 million to $54.5 million for the three months ended September 30, 2018, from $47.7 million for the three months ended September 30, 2017. Commercial loan interest income increased $1.2 million to $20.2 million for the three months ended September 30, 2018, from $19.0 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, the average balance of total loans increased $257.8 million to $7.20 billion, from $6.94 billion for the same period in 2017. The average loan yield for the three months ended September 30, 2018 increased 30 basis points to 4.38%, from 4.08% for the same period in 2017.
Interest income on loans secured by real estate increased $18.1 million to $158.8 million for the nine months ended September 30, 2018, from $140.7 million for the nine months ended September 30, 2017. Commercial loan interest income increased $4.8 million to $58.7 million for the nine months ended September 30, 2018, from $53.9 million for the nine months ended September 30, 2017. Consumer loan interest income decreased $348,000 to $14.9 million for the nine months ended September 30, 2018, from $15.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the average balance of total loans increased $273.3 million to $7.21 billion, from $6.94 billion for the same period in 2017. The average loan yield for the nine months ended September 30, 2018 increased 26 basis points to 4.27%, from 4.01% for the same period in 2017.
Interest income on held to maturity debt securities decreased $123,000 to $3.1 million for the quarter ended September 30, 2018, compared to the same period last year. Average held to maturity debt securities decreased $16.8 million to $473.3 million for the quarter ended September 30, 2018, from $490.1 million for the same period last year. Interest income on held to maturity debt securities decreased $365,000 to $9.4 million for the nine months ended September 30, 2018, compared to the same period in 2017. Average held to maturity debt securities decreased $18.4 million to $471.6 million for the nine months ended September 30, 2018, from $490.0 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $1.3 million to $7.8 million for the quarter ended September 30, 2018, from $6.5 million for the quarter ended September 30, 2017. The average balance of available for sale debt securities and FHLBNY stock increased $8.6 million to $1.12 billion for the three months ended September 30, 2018, compared to the same period in 2017. Interest income on available for sale debt securities and FHLBNY stock increased $3.1 million to $22.7 million for the nine months ended September 30, 2018, from $19.7 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock decreased $1.4 million to $1.12 billion for the nine months ended September 30, 2018.
The average yield on total securities increased to 2.75% for the three months ended September 30, 2018, compared with 2.41% for the same period in 2017. For the nine months ended September 30, 2018, the average yield on total securities was 2.69%, compared with 2.53% for the same period in 2017.
Interest expense on deposit accounts increased $2.9 million to $7.9 million for the quarter ended September 30, 2018, compared with $5.0 million for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, interest expense on deposit accounts increased $7.0 million to $21.1 million, from $14.1 million for the same period last year. The average cost of interest bearing deposits increased to 0.60% for the third quarter of 2018 and 0.53% for the nine months ended September 30, 2018, from 0.38% and 0.36% for the three and nine months ended September 30, 2017. The average balance of interest bearing core deposits for the quarter ended September 30, 2018 decreased $1.0 million to $4.57 billion. For the nine months ended September 30, 2018, average interest bearing core deposits increased $79.1 million, to $4.64 billion, from $4.56 billion for the same period in 2017. Average time deposit account balances increased $13.8 million, to $653.6 million for the quarter ended September 30, 2018, from $639.9 million for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, average time deposit account balances decreased $13.2 million, to $645.0 million, from $658.2 million for the same period in 2017.
Interest expense on borrowed funds increased $925,000 to $7.6 million for the quarter ended September 30, 2018, from $6.7 million for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, interest expense on borrowed funds increased $1.6 million to $21.5 million, from $19.9 million for the nine months ended September 30, 2017.

The average cost of borrowings increased to 1.93% for the three months ended September 30, 2018, from 1.71% for the three months ended September 30, 2017. The average cost of borrowings increased to 1.81% for the nine months ended September 30, 2018, from 1.67% for the same period last year. Average borrowings increased $15.8 million to $1.57 billion for the quarter ended September 30, 2018, from $1.55 billion for the quarter ended September 30, 2017. For the nine months ended September 30, 2018, average borrowings decreased $10.5 million to $1.58 billion, compared to $1.59 billion for the nine months ended September 30, 2017.
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
The Company recorded provisions for loan losses of $1.0 million and $21.9 million for the three and nine months ended September 30, 2018, respectively. This compared with provisions for loan losses of $500,000 and $3.7 million recorded for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2018, the Company had net charge-offs of $5.9 million and $28.2 million, respectively, compared with net charge-offs of $3.1 million and $5.3 million, respectively, for the same periods in 2017. At September 30, 2018, the Company’s allowance for loan losses was $53.9 million, or 0.75% of total loans, compared with $60.2 million, or 0.82% of total loans at December 31, 2017.
Charge-offs for the three and nine months ended September 30, 2018, were largely impacted by the write down of certain asset-based loans. The reduction in the allowance for loan losses as a percentage of total loans was primarily attributable to asset-based loan sales and the improvement in asset quality of the remaining loan portfolio.
Non-Interest Income. Non-interest income totaled $15.9 million for the quarter ended September 30, 2018, an increase of $804,000 compared to the same period in 2017.   Income from Bank-owned life insurance ("BOLI") increased $730,000 to $2.1 million for the three months ended September 30, 2018, compared to $1.4 million for the same period in 2017. This increase was primarily due to the recognition of higher benefit claims in the current period. Other income increased $355,000 to $1.8 million for the three months ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily due to a $228,000 increase in net fees on loan-level interest rate swap transactions and a $147,000 increase in net gains on the sale of loans, including the sale of loans as part of the wind down of the asset-based lending business, partially offset by a $104,000 decrease in net gains on the sale of foreclosed real estate. Partially offsetting these increases in non-interest income, fee income decreased $225,000 to $7.5 million for the three months ended September 30, 2018, compared to the same period in 2017, largely due to a $473,000 decrease in commercial loan prepayment fee income, partially offset by a $175,000 increase in income from the sale of non-deposit investment products.
For the nine months ended September 30, 2018, non-interest income totaled $43.1 million, an increase of $664,000, compared to the same period in 2017. Other income increased $1.3 million to $4.1 million for the nine months ended September 30, 2018, compared to $2.8 million for the same period in 2017, due to an $888,000 increase in net fees on loan-level interest rate swap transactions and a $362,000 increase in net gains on the sale of loans. Also, wealth management income increased $258,000 to $13.6 million for the nine months ended September 30, 2018, resulting from growth in assets under management, higher incremental fees on new asset management relationships and increased revenue from mutual fund offerings. BOLI income decreased $651,000 to $4.6 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to a decrease in the recognition of benefit claims from the prior year.
Non-Interest Expense. For the three months ended September 30, 2018, non-interest expense totaled $46.7 million, an increase of $379,000, compared to the three months ended September 30, 2017. Data processing expense increased $316,000 to $3.6 million for the three months ended September 30, 2018, principally due to increases in software maintenance and telecommunication expenses. Compensation and benefits expense increased $218,000 to $27.5 million for the three months ended September 30, 2018, compared to $27.3 million for the same period in 2017. This increase was principally due to additional salary expense related to annual merit increases and an increase in stock-based compensation, partially offset by a decrease in the accrual for incentive compensation. Other operating expenses increased $107,000 to $7.1 million for the three months ended September 30, 2018, compared to the same period in 2017, largely due to increases in consulting costs and loan collection expenses, partially offset by a decrease in attorney fees. Partially offsetting these increases, net occupancy costs decreased $181,000 to $5.9 million for the three months ended September 30, 2018, compared to the same period in 2017, principally due to decreases in depreciation, real estate taxes and facilities maintenance expenses, partially offset by an increase in rent expense. A portion of these variances are associated with the Company's sale and leaseback of certain facilities in

December 2017. Also, amortization of intangibles decreased $123,000 for the three months ended September 30, 2018, compared with the same period in 2017, as a result of scheduled reductions in amortization.
Non-interest expense totaled $142.4 million for the nine months ended September 30, 2018, an increase of $2.6 million, or 1.9%, compared to $139.7 million for the nine months ended September 30, 2017. Compensation and benefits expense increased $2.3 million to $83.4 million for the nine months ended September 30, 2018, compared to $81.1 million for the nine months ended September 30, 2017, primarily due to additional salary expense related to annual merit increases and an increase in stock-based compensation, partially offset by a decrease in the accrual for incentive compensation. Data processing expense increased $560,000 to $10.9 million for the nine months ended September 30, 2018, compared to $10.3 million for the same period in 2017, principally due to increases in software maintenance expense, partially offset by lower telecommunication expense. In addition, other operating expenses increased $507,000 to $21.8 million for the nine months ended September 30, 2018, compared to the same period in 2017, largely due to an increase in consulting expenses, partially offset by a decrease in attorney fees and a valuation charge related to foreclosed real estate recognized in the prior year. Partially offsetting these increases in non-interest expense, amortization of intangibles decreased $454,000 for the nine months ended September 30, 2018, compared with the same period in 2017, as a result of scheduled reductions in amortization.
Income Tax Expense. For the three and nine months ended September 30, 2018, the Company’s income tax expense was $8.6 million and $19.5 million, respectively, compared with $12.0 million and $30.8 million, for the three and nine months ended September 30, 2017, respectively. The Company’s effective tax rates were 19.5% and 19.1% for the three and nine months ended September 30, 2018, respectively, compared to 31.1% and 29.3% for the three and nine months ended September 30, 2017, respectively.  The decreases in tax expense and the effective tax rates were the result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

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
• Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and
• Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2018 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$306,571	$1,180	0.4%
Static	305,391	—	—%
+100	301,283	(4,108)	(1.3)%
+200	296,969	(8,422)	(2.8)%
+300	292,511	(12,880)	(4.2)%
The preceding table indicates that, as of September 30, 2018, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 4.2%, or $12.9 million. In the event of a 100 basis point decrease in interest rates, net interest income would increase 0.4%, or $1.2 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2018 (dollars in thousands):

	Present Value of Equity			Present Value of Equityas Percent of Present Value of Assets
Change in InterestRates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,569,602	$31,150	2.0%	16.1%	(0.4)%
Flat	1,538,452	—	—%	16.2%	—%
+100	1,468,023	(70,429)	(4.6)%	15.8%	(2.2)%
+200	1,402,190	(136,262)	(8.9)%	15.5%	(4.2)%
+300	1,340,405	(198,047)	(12.9)%	15.1%	(6.3)%
The preceding table indicates that as of September 30, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 12.9%, or $198.0 million. If rates were to decrease 100 basis points, the model forecasts a 2.0%, or $31.2 million increase in the present value of equity.
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
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, were supplemented by the Company in the Form 10-Q for  the quarter ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
July 1, 2018 through July 31, 2018	—	—	—	3,075,905
August 1, 2018 through August 31, 2018	6,985	$24.99	6,985	3,068,920
September 1, 2018 through September 30, 2018	193	24.98	193	3,068,727
Total	7,178	—	7,178
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2018	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2018	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer