Form 10-K
period 2018-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2019-03-01
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of February 1, 2019, there were 83,209,293 issued and 66,573,632 outstanding shares of the Registrant’s Common Stock, including 248,069 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2018, as quoted by the NYSE, was approximately $1.67 billion.
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III).

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

PART I

Item 1. Business
Provident Financial Services, Inc.
The Company is a Delaware corporation which became the holding company for Provident Bank (the “Bank”) on January 15, 2003, following the completion of the Bank's conversion to a New Jersey-chartered capital stock savings bank. On January 15, 2003, the Company issued an aggregate of 59,618,300 shares of its common stock, par value $0.01 per share in a subscription offering, and contributed $4.8 million in cash and 1,920,000 shares of its common stock to The Provident Bank Foundation, a charitable foundation established by the Bank. As a result of the conversion and related stock offering, the Company raised $567.2 million in net proceeds, of which $293.2 million was utilized to acquire all of the outstanding common stock of the Bank. The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.
At December 31, 2018, the Company had total assets of $9.73 billion, total loans of $7.25 billion, total deposits of $6.83 billion, and total stockholders’ equity of $1.36 billion. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.
Capital Management. The Company paid cash dividends totaling $53.6 million and repurchased 635,436 shares of its common stock at a cost of $15.1 million in 2018. At December 31, 2018, 2.5 million shares were eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2018 under current regulatory standards.
Available Information. The Company is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. All SEC reports and amendments to these reports are available on the SEC's website and are made available as soon as practical after they have been filed or furnished to the SEC and are available on the Bank’s website, www.provident.bank, at the “Investor Relations” page, without charge from the Company. Information on our website should not be considered a part of this Annual Report on Form 10-K.
Provident Bank
Established in 1839, the Bank is a New Jersey-chartered capital stock savings bank operating full-service branch offices in the New Jersey counties of Bergen, Essex, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren, as well as in Bucks, Lehigh and Northampton counties in Pennsylvania. As a community- and customer-oriented institution, the Bank emphasizes personal service and customer convenience in serving the financial needs of the individuals, families and businesses residing in its primary market areas. The Bank attracts deposits from the general public and businesses primarily in the areas surrounding its banking offices and uses those funds, together with funds generated from operations and borrowings, to originate commercial real estate loans, commercial business loans, residential mortgage loans, and consumer loans. The Bank also invests in mortgage-backed securities and other permissible investments.
The following are highlights of Provident Bank’s operations:
Diversified Loan Portfolio. To improve asset yields and reduce its exposure to interest rate risk, the Bank continues to emphasize the origination of commercial real estate loans, multi-family loans and commercial business loans. These loans generally have adjustable rates or shorter fixed terms and interest rates that are higher than the rates applicable to one-to four-family residential mortgage loans. However, these loans generally have a higher risk of loss than one- to four-family residential mortgage loans.
Asset Quality. As of December 31, 2018, non-performing assets were $27.3 million or 0.28% of total assets, compared to $41.8 million or 0.42% of total assets at December 31, 2017. The Bank’s non-performing asset levels continued to decline from higher levels reported in prior years as local and national economic conditions have gradually improved. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $6.08 billion at December 31, 2018, representing 89.0% of total deposits, compared with $6.08 billion, or 90.5% of total deposits at December 31, 2017. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate increased non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $58.7 million for the year ended December 31, 2018, compared with $55.7 million for the year ended December 31, 2017, of which fee income was $28.1 million for the year ended December 31, 2018, compared with $27.2 million for the year ended December 31, 2017.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings.  At December 31, 2018, 62.2% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2018, the Bank’s securities portfolio totaled $1.61 billion and had an expected average life of 4.72 years to manage its exposure to interest rate movements.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2018, the Bank operated a network of 84 full-service banking offices throughout thirteen counties in northern and central New Jersey, as well as three counties in Pennsylvania. The Bank maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus and Princeton, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey and eastern Pennsylvania.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 6.9 million, which was 77.7% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.4% of that state’s total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 4.0% at December 31, 2018, a decrease from 5.0% at December 31, 2017. The unemployment rate in Pennsylvania was 4.2% for December 31, 2018, a decrease from 4.7% at December 31, 2017.
Within its primary market areas in New Jersey and Pennsylvania, the Bank had an approximate 2.23% and 0.75% share of bank deposits as of June 30, 2018, respectively, the latest date for which statistics are available. On a statewide basis, the Bank had an approximate 1.94% deposit share of the New Jersey market and an approximate 0.06% deposit share of the Pennsylvania market.
COMPETITION
The Bank faces significant competition in originating and retaining loans and attracting deposits. The northern and central New Jersey and eastern Pennsylvania market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, credit unions, investment brokerage firms and insurance companies. The Bank faces direct competition for loans from each of these institutions as well as from mortgage companies, on-line lenders and other loan origination firms operating in its market area. The Bank’s most direct competition for deposits comes from several commercial banks and savings banks in its market area. Certain of these banks have substantially greater financial resources than the Bank.  The Bank also faces significant competition for deposits from the mutual fund and investment advisory industries and from investors’ direct purchases of short-term money market securities and other corporate and government securities.
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
Residential mortgage loans are primarily underwritten to standards that allow the sale of the loans to the secondary markets, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the FHLBNY. To manage interest rate risk, the Bank generally sells fixed-rate residential mortgages that it originates with terms greater than 15 years. The Bank commonly retains biweekly payment fixed-rate residential mortgage loans with a maturity of 30 years or less and a majority of the originated adjustable-rate mortgages for its portfolio.
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

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,100,009	15.29%	$1,142,914	15.73%	$1,212,255	17.46%	$1,255,159	19.38%	$1,252,526	20.79%
Commercial mortgage loans	2,299,417	31.96	2,171,174	29.88	1,978,700	28.50	1,716,117	26.50	1,695,822	28.15
Multi-family mortgage loans	1,339,800	18.62	1,404,005	19.32	1,402,169	20.20	1,234,066	19.06	1,042,223	17.30
Construction loans	388,999	5.41	392,580	5.40	264,814	3.81	331,649	5.12	221,102	3.67
Total mortgage loans	5,128,225	71.28	5,110,673	70.33	4,857,938	69.97	4,536,991	70.06	4,211,673	69.91
Commercial loans	1,695,148	23.56	1,745,301	24.02	1,630,887	23.49	1,434,291	22.15	1,263,618	20.98
Consumer loans	431,428	6.00	473,958	6.52	516,755	7.44	566,175	8.74	611,596	10.15
Total gross loans	7,254,801	100.84	7,329,932	100.87	7,005,580	100.90	6,537,457	100.95	6,086,887	101.04
Premiums on purchased loans	3,243	0.04	4,029	0.06	4,968	0.07	5,740	0.09	5,307	0.09
Unearned discounts	(33)	—	(36)	—	(39)	—	(41)	—	(53)	—
Net deferred fees	(7,423)	(0.11)	(8,207)	(0.10)	(7,023)	(0.08)	(5,482)	(0.09)	(6,636)	(0.11)
Total loans	7,250,588	100.77	7,325,718	100.83	7,003,486	100.89	6,537,674	100.95	6,085,505	101.02
Allowance for loan losses	(55,562)	(0.77)	(60,195)	(0.83)	(61,883)	(0.89)	(61,424)	(0.95)	(61,734)	(1.02)
Total loans, net	$7,195,026	100.00%	$7,265,523	100.00%	$6,941,603	100.00%	$6,476,250	100.00%	$6,023,771	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2018, regarding the maturities of loans in the loan portfolio, including PCI loans. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$130	$5,817	$11,175	$100,219	$445,379	$537,289	$1,100,009
Commercial mortgage loans	183,599	336,849	544,325	1,021,917	207,913	4,814	2,299,417
Multi-family mortgage loans	26,833	173,031	256,935	818,322	59,184	5,495	1,339,800
Construction loans	129,176	221,502	15,755	1,080	19,015	2471	388,999
Total mortgage loans	339,738	737,199	828,190	1,941,538	731,491	550,069	5,128,225
Commercial loans	326,610	269,749	336,179	478,406	236,426	47,778	1,695,148
Consumer loans	16,847	5,896	19,115	91,452	227,908	70,210	431,428
Total gross loans	$683,195	$1,012,844	$1,183,484	$2,511,396	$1,195,825	$668,057	$7,254,801

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2018 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	( In thousands)
Residential mortgage loans	$764,118	$335,761	$1,099,879
Commercial mortgage loans	881,988	1,233,830	2,115,818
Multi-family mortgage loans	420,654	892,313	1,312,967
Construction loans	—	259,823	259,823
Total mortgage loans	2,066,760	2,721,727	4,788,487
Commercial loans	444,395	924,143	1,368,538
Consumer loans	273,009	141,572	414,581
Total loans	$2,784,164	$3,787,442	$6,571,606

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives and via the Internet. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2018, $1.10 billion or 15.3% of the total portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 69.5% were fixed-rate and 30.5% were adjustable-rate loans.
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
Residential mortgage loans are primarily underwritten to Freddie Mac and Fannie Mae standards. The Bank’s standard maximum loan to value ratio is 80%. However, working through mortgage insurance companies, the Bank underwrites loans for sale to Freddie Mac programs that will finance up to 97% of the value of the residence. Generally all fixed-rate loans with terms of 20 years or more are sold into the secondary market with servicing rights retained. Fixed-rate residential mortgage loans retained in the Bank’s portfolio generally include loans with a term of 15 years or less and biweekly payment residential mortgage loans with a term of 30 years or less. The Bank retains the majority of the originated adjustable-rate mortgages for its portfolio.
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2018, $1.5 million or 1.4% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2018 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $17.7 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $21.2 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.

Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties. Commercial real estate loans were 32.0% of the loan portfolio at December 31, 2018. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
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
The Bank’s largest commercial mortgage loan as of December 31, 2018 was a $38.2 million loan secured by a first mortgage lien on eight office buildings and five industrial/flex buildings located throughout Middlesex and Somerset counties in New Jersey. This was a refinance and consolidation of several loans to an existing customer with extensive experience and a successful track record. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2018. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Multi-family Loans. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio shall not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2018 was a $41.0 million loan secured by a first leasehold mortgage lien on a newly renovated 129-unit, six story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality”

section) and was performing in accordance with its terms and conditions as of December 31, 2018. (For the Bank’s largest group borrower exposure  —see discussion on “Loans to One Borrower”)
Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.
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
The Bank’s largest construction loan at December 31, 2018 was a $32.1 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 5-story 275 unit multi-family apartment building with 5,000 square feet of retail space and a 6-level parking deck with 481 spaces located in Willow Grove, PA. The loan had an outstanding balance of $12.0 million at December 31, 2018. This represents the Bank’s lead position in a total $50.7 million construction loan with the remainder having been sold to a participating bank. This loan closed in mid-2018 with construction completion expected by the end of 2019. The project sponsor is an experienced and long standing real estate owner and developer with a successful track record in the development and management of commercial real estate. The loan has a risk rating of “4” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2018.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 23.6% of the loan portfolio at December 31, 2018. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.
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
The Bank’s largest commercial loan as of December 31, 2018 was a $30.0 million working capital and bonding line of credit to a large and long standing general contractor specializing in heavy bridge and highway construction. The loan, which is annually renewable at the Bank’s option, is unsecured and primarily used for working capital and bonding purposes. The loan has a risk rating of “4” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). At December 31, 2018, there was no outstanding balance under the line. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 6.0% of the loan portfolio at December 31, 2018. Home equity loans and home equity lines of credit constituted 94.9% of the consumer loan portfolio and indirect marine loans constituted 1.8% of the consumer loan portfolio as of December 31, 2018. The remaining 3.3% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans. The Bank no longer purchases indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first lien) basis. At December 31, 2018,  first-lien home equity loans outstanding totaled $238.3 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2018 were $401.8 million and $143.0 million, respectively, representing utilization of 35.6%.
Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of home equity loans and lines of credit secured by second lien positions, consumer loans that are unsecured or that are secured by assets that tend to depreciate, such as automobiles, boats and recreational vehicles. Collateral repossessed by the Bank from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, and the remaining deficiency may warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent upon the borrower’s continued financial stability, which is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount the Bank can recover on such loans.

Loan Originations, Purchases, and Repayments. The following table sets forth the Bank’s loan origination, purchase and repayment activities for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Originations:
Residential mortgage	$108,406	$121,901	$145,684
Commercial mortgage	448,137	525,900	427,442
Multi-family mortgage	126,159	51,371	238,386
Construction	360,413	354,594	265,623
Commercial	1,992,972	2,525,921	1,891,067
Consumer	120,369	121,790	125,515
Subtotal of loans originated	3,156,456	3,701,477	3,093,717
Loans purchased	1,344	—	28,590
Total loans originated and purchased	3,157,800	3,701,477	3,122,307

Loans sold	36,043	24,938	34,976

Repayments:
Residential mortgage	149,326	188,103	197,701
Commercial mortgage	348,055	188,352	273,469
Multi-family mortgage	204,781	150,205	102,939
Construction	296,450	249,872	129,918
Commercial	2,006,342	2,403,945	1,735,420
Consumer	162,597	163,041	175,658
Total repayments	3,167,551	3,343,518	2,615,105
Total reductions	3,203,594	3,368,456	2,650,081
Other items, net(1)	(29,336)	(10,789)	(6,414)
Net increase	$(75,130)	$322,232	$465,812

(1) Other items, net include charge-offs, deferred fees and expenses, discounts and premiums.
Loan Approval Procedures and Authority. The Bank’s Board of Directors approves the Lending Policy on at least an annual basis and on an interim basis as modifications are warranted. The Lending Policy sets the Bank’s lending authority for each type of loan. The Bank’s lending officers are assigned dollar authority limits based upon their experience and expertise. All commercial loan approvals require dual signature authority.
The largest individual lending authority is $10.0 million, which is only available to the Chief Executive Officer, the Chief Lending Officer and the Chief Credit Officer. The authority of the Chief Lending Officer and Chief Credit Officer may be increased to $15.0 million for permanent commercial real estate loans acting jointly. Loans in excess of these limits, or which when combined with existing credits of the borrower or related borrowers exceed these limits, are presented to the management Credit Committee for approval. The Credit Committee currently consists of eleven senior officers including the Chief Executive Officer, the Chief Lending Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Administrative Officer, the Credit Risk Manager and the Deputy Lending Officer, and requires a majority vote for credit approval.
While the Bank discourages loan policy exceptions, based upon reasonable business considerations exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer or the Department Manager of the lending department responsible for the underlying loan, if it is within his or her approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Risk Committee of the Board of Directors on a quarterly basis, or more frequently if necessary.
The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to maintain an appropriate risk rating for each loan in their portfolio. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Department during the underwriting and loan review processes. Loan review examinations are performed by an independent third party which validates the risk ratings on a sample basis. In addition, a risk rating can be adjusted at the weekly Credit Committee meeting and quarterly at management’s Credit Risk Management Committee where they meet to review all loans rated a “watch” ("5") or worse. The Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2018, the regulatory lending limit was $146.0 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $80.0 million for loans with a risk rating of "2" or better, up to $70.0 million for loans with a risk rating of "3", and up to $50.0 million for loans with a risk rating of "4". Maximum group exposure limits may be lower depending on the type of loans involved. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2018, the Bank’s largest group exposure with an individual borrower and its related entities was $107.9 million, consisting of seven commercial real estate loans totaling $29.0 million, secured by two office buildings, one multi-family apartment building, two warehouse/industrial buildings and two single family dwellings located in New Jersey and Pennsylvania, three construction loans totaling $59.6 million, secured by a multi-family apartment and office building project located in Pennsylvania and a multi-family apartment project located in New Jersey, a $7.5 million unsecured line of credit, $10.6 million in interest rate swap exposure, an $800,000 letter of credit, a $300,000 land loan, and a $100,000 ACH facility. A $25.0 million multi-family construction project loan paid off in full on January 10, 2019 as expected. The loans have an average risk rating of “4”. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in the states of New Jersey and Pennsylvania. As of December 31, 2018, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2018, the Bank had $2.0 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
Delinquent Loans and Non-performing Loans and Assets. Bank policy requires that the Chief Credit Officer to continuously monitor the status of the loan portfolios and report to the Board of Directors on at least a quarterly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2018, there were 152 impaired loans totaling $50.7 million, of which 148 loans totaling $46.8 million were TDRs. Included in this total were 129 TDRs related to 124 borrowers totaling $35.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2018.
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
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2018, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2018, $74.2 million of loans were classified as “substandard,” which consisted of $45.2 million in commercial loans, $13.3 million in commercial and multi-family mortgage loans, $7.9 million in residential loans and $1.7 million in consumer loans. At that same date, there were $923,000 loans classified as “doubtful.” Also, there were no loans classified as “loss” at December 31, 2018. As of December 31, 2018, $87.8 million of loans were designated “special mention.”
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2018				At December 31, 2017				At December 31, 2016
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	24	$5,557	31	$5,853	27	$4,325	49	$8,105	33	$6,563	67	$12,021
Commercial mortgage loans	—	—	12	3,180	—	—	8	5,887	1	80	6	5,192
Multi-family mortgage loans	—	—	—	—	—	—	—	—	—	—	2	553
Construction loans	—	—	—	—	—	—	—	—	—	—	1	2,517
Total mortgage loans	24	5,557	43	9,033	27	4,325	57	13,992	34	6,643	76	20,283
Commercial loans	2	13,565	19	4,309	2	406	24	6,901	4	357	29	11,857
Consumer loans	15	610	21	1,266	12	487	41	2,491	19	1,199	43	2,940
Total loans	41	$19,732	83	$14,608	41	$5,218	122	$23,384	57	$8,199	148	$35,080
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2018, there were 19 TDRs totaling $11.2 million that were classified as non-accrual, compared to 16 non-accrual TDRs which totaled $10.0 million at December 31, 2017. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$5,853	$8,105	$12,021	$12,031	$17,222
Commercial mortgage loans	3,180	7,090	7,493	1,263	20,026
Multi-family mortgage loans	—	—	553	742	322
Construction loans	—	—	2,517	2,351	—
Commercial loans	15,391	17,243	16,787	23,875	12,342
Consumer loans	1,266	2,491	3,030	4,109	3,944
Total non-accruing loans	25,690	34,929	42,401	44,371	53,856
Accruing loans - 90 days or more delinquent	—	—	—	165	—
Total non-performing loans	25,690	34,929	42,401	44,536	53,856
Foreclosed assets	1,565	6,864	7,991	10,546	5,098
Total non-performing assets	$27,255	$41,793	$50,392	$55,082	$58,954
Total non-performing assets as a percentage of total assets	0.28%	0.42%	0.53%	0.62%	0.69%
Total non-performing loans to total loans	0.35%	0.48%	0.61%	0.68%	0.88%

Non-performing commercial mortgage loans decreased $3.9 million to $3.2 million at December 31, 2018, from $7.1 million at December 31, 2017. At December 31, 2018, the Company held 12 non-performing commercial mortgage loans.  The largest non-performing commercial mortgage loan was a $1.5 million loan secured by a first mortgage on a property located in Somerville, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans decreased $1.9 million, to $15.4 million at December 31, 2018, from $17.2 million at December 31, 2017. Non-performing commercial loans at December 31, 2018 consisted of 29 loans. The largest non-performing commercial loan relationship consisted of two loans to a health and fitness club with total outstanding balances of $7.9 million at December 31, 2018. Both of these loans are secured by liens on a commercial property. These loans are currently paying in accordance with their restructured terms.
 There were no non-performing constructions loans at December 31, 2018 or 2017.
At December 31, 2018, the Company held $1.6 million of foreclosed assets, compared with $6.9 million at December 31, 2017. Foreclosed assets at December 31, 2018 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2018, there were nine additions to foreclosed assets with a carrying value of $2.0 million and 20 properties sold with a carrying value of $7.1 million. Foreclosed assets at December 31, 2018, consisted of $1.6 million of residential real estate.
Non-performing assets totaled $27.3 million, or 0.28% of total assets at December 31, 2018, compared to $41.8 million, or 0.42% of total assets at December 31, 2017. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.4 million during the year ended December 31, 2018. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2018 was not material.
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
Management’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency status. For commercial mortgage, multi-family, construction and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look-back period and adjusted for a loss emergence period; these factors are evaluated at least annually. The most recent periodic review and recalculation of quantitative loss factors was completed in the third quarter of 2018 using historical loss data through June 30, 2018 and was applied effective September 30, 2018. Qualitative adjustments give consideration to other qualitative or environmental factors such as:
a.levels of and trends in delinquencies and impaired loans;
b.levels of and trends in charge-offs and recoveries;
c.trends in volume and terms of loans;
d.effects of any changes in lending policies, procedures and practices;
e.changes in the quality or results of the Bank’s loan review system;
f.experience, ability, and depth of lending management and other relevant staff;
g.national and local economic trends and conditions;
h.industry conditions;
i.effects of changes in credit concentration; and
j.changes in collateral values.
Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period.  Qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The range of adjustments to historical loss rates applicable to qualitative factors were updated in the third quarter of 2018 in conjunction with the review and recalculation of quantitative loss factors. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the general allowance for loan losses.
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

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$60,195	$61,883	$61,424	$61,734	$64,664
Charge offs:
Residential mortgage loans	277	421	1,033	1,296	3,184
Commercial mortgage loans	—	72	35	1,086	705
Multi-family mortgage loans	—	2	—	105	4
Construction loans	—	6	—	—	15
Commercial loans	28,986	7,187	4,862	2,863	4,449
Consumer loans	755	1,253	1,020	3,478	2,515
Total	30,018	8,941	6,950	8,828	10,872
Recoveries:
Residential mortgage loans	58	1	57	102	73
Commercial mortgage loans	431	59	504	86	131
Multi-family mortgage loans	—	—	67	2	1
Construction loans	—	6	—	57	80
Commercial loans	428	800	570	2,413	1,776
Consumer loans	768	787	811	1,508	1,231
Total	1,685	1,653	2,009	4,168	3,292
Net charge-offs	28,333	7,288	4,941	4,660	7,580
Provision for loan losses	23,700	5,600	5,400	4,350	4,650
Balance at end of period	$55,562	$60,195	$61,883	$61,424	$61,734
Ratio of net charge-offs to average loans outstanding during the period	0.39%	0.10%	0.07%	0.07%	0.13%
Allowance for loan losses to total loans	0.77%	0.82%	0.88%	0.94%	1.01%
Allowance for loan losses to non-performing loans	216.28%	172.34%	145.95%	137.92%	114.63%
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

	At December 31,
	2018		2017		2016		2015		2014
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$3,971	15.16%	$4,328	15.59%	$5,540	17.30%	$5,110	19.20%	$4,805	20.58%
Commercial mortgage loans	12,639	31.70	13,136	29.62	12,234	28.24	12,798	26.25	16,645	27.86
Multi-family mortgage loans	4,745	18.46	4,919	19.15	7,481	20.02	7,841	18.88	6,258	17.12
Construction loans	6,323	5.36	5,669	5.35	4,371	3.77	6,345	5.06	4,269	3.62
Commercial loans	25,693	23.37	29,814	23.81	29,143	23.28	25,829	21.94	24,381	20.76
Consumer loans	2,191	5.95	2,329	6.48	3,114	7.39	3,501	8.67	4,881	10.06
Unallocated	—	—	—	—	—	—	—	—	495	—
Total	$55,562	100.00%	$60,195	100.00%	$61,883	100.00%	$61,424	100.00%	$61,734	100.00%

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
Securities in the investment portfolio are classified as held to maturity debt securities, available for sale debt securities, equity securities, or held for trading. Securities that are classified as held to maturity debt securities are securities that the Bank or the Company has the intent and ability to hold until their contractual maturity date and are reported at cost. Securities that are classified as available for sale debt securities are reported at fair value. Available for sale securities debt securities include U.S. Treasury and Agency obligations, U.S. Agency and privately-issued CMOs, corporate debt obligations. Sales of securities may occur from time to time in response to changes in market rates and liquidity needs and to facilitate balance sheet reallocation to effectively manage interest rate risk. Equity securities are traded in active markets with readily accessible quoted market prices, carried at fair value.  At the present time, there are no securities that are classified as held for trading.
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
At December 31, 2018, the Bank held $31,000 in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$187	$190	$382	$396	$893	$924
FHLB obligations	1,396	1,374	410	403	409	407
FHLMC obligations	2,195	2,162	1,600	1,564	1,600	1,560
FNMA obligations	899	869	1,799	1,763	1,798	1,762
FFCB obligations	499	491	499	491	499	496
State and municipal obligations	463,801	464,363	462,942	470,484	473,653	474,852
Corporate obligations	10,448	10,291	10,020	9,938	9,331	9,286
Total held-to-maturity debt securities	$479,425	$479,740	$477,652	$485,039	$488,183	$489,287
Available for Sale Debt Securities:
U.S Treasury obligations	$—	$—	$—	$—	$7,995	$8,008
Mortgage-backed securities	1,048,415	1,034,969	993,548	988,367	952,992	951,861
FHLMC obligations	—	—	—	—	10,009	10,014
FHLB obligations	—	—	19,014	19,005	25,136	25,164
FNMA obligations	—	—	—	—	21,978	22,010
State and municipal obligations	2,828	2,912	3,259	3,388	3,727	3,743
Corporate obligations	25,039	25,198	26,047	26,394	19,013	19,037
Total available for sale debt securities	$1,076,282	$1,063,079	$1,041,868	$1,037,154	$1,040,850	$1,039,837
Equity securities	$635	$635	$417	$658	$397	$549

Average expected life of securities(1)	4.72 years		4.34 years		4.24 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2018:
FNMA	$480,236	$472,220
FHLMC	494,200	486,830

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2018. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	At December 31, 2018
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$—	—%	$187	5.35%	$—	—%	$—	—%	$187	5.35%
Agency obligations	—	—	4,989	1.92	—	—	—	—	4,989	1.92
Corporate obligations	1,809	2.70	8,639	2.80	—	—	—	—	10,448	2.78
State and municipal obligations	6,964	3.22	72,380	2.74	263,750	2.57	120,707	2.84	463,801	2.68
Total held to maturity debt securities	$8,773	3.11%	$86,195	2.70%	$263,750	2.57%	$120,707	2.84%	$479,425	2.67%
Available for Sale Debt Securities:
State and municipal obligations	$—	—%	$—	—%	$2,912	2.78%	$—	—%	$2,912	2.78%
Mortgage-backed securities	211	3.12	23,572	1.73	234,111	2.48	777,075	2.92	1,034,969	2.79
Agency obligations	—	—	—	—	—	—	—	—	—	—
Corporate obligations	—	—	2,967	2.99	22,231	4.99	—	—	25,198	4.75
Total available for sale debt securities(2)	$211	3.12%	$26,539	1.87%	$259,254	2.70%	$777,075	2.92%	$1,063,079	2.84%

(1) Yields are not tax equivalent.
(2) Totals exclude $635,000 equity securities at fair value.
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
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 89.0% of total deposits at December 31, 2018 and 90.5% of total deposits at December 31, 2017. As of December 31, 2018 and 2017, time deposits maturing in less than one year amounted to $584.5 million and $424.4 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity at  December 31, 2018.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	( In thousands)
Certificates of deposit of $100,000 or more	$127,146	$106,186	$112,477	$69,039	$414,848
Certificates of deposit less than $100,000	74,267	76,726	87,676	96,975	335,644
Total certificates of deposit	$201,413	$182,912	$200,153	$166,014	$750,492

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2018						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2018	2017	2016
	(Dollars in thousands)
Rate:
0.00 to 0.99%	$179,241	$10,874	$—	$3	$—	$—	$190,118	$283,569	$421,772
1.00 to 2.00%	177,766	60,850	27,506	19,652	10,773	737	297,284	342,692	228,111
2.01 to 3.00%	227,471	18,338	2,087	2,582	12,508	104	263,090	8,544	950
3.01 to 4.00%	—	—	—	—	—	—	—	4	4
4.01 to 5.00%	—	—	—	—	—	—	—	—	104
5.01 to 6.00%	—	—	—	—	—	—	—	—	200
6.01 to 7.00%	—	—	—	—	—	—	—	—	6
Over 7.01%	—	—	—	—	—	—	—	—	36
Total	$584,478	$90,062	$29,593	$22,237	$23,281	$841	$750,492	$634,809	$651,183

Borrowed Funds. At December 31, 2018, the Bank had $1.44 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,256,525	$1,288,448	$1,343,095
FHLBNY line of credit	487,000	472,000	173,000
Securities sold under agreements to repurchase	153,715	210,702	283,233
Average Balance:
FHLBNY advances	1,136,988	1,237,979	1,315,278
FHLBNY line of credit	259,197	179,003	37,608
Securities sold under agreements to repurchase	139,729	164,982	224,421
Weighted Average Interest Rate:
FHLBNY advances	1.90%	1.78%	1.76%
FHLBNY line of credit	2.09	1.17	0.61
Securities sold under agreements to repurchase	1.04	1.26	1.42
The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2018	2017	2016
	(Dollars in thousands)
FHLBNY advances	$1,037,960	$1,127,335	$1,295,080
FHLBNY line of credit	283,000	472,000	161,000
Securities sold under repurchase agreements	121,322	143,179	156,665
Total borrowed funds	$1,442,282	$1,742,514	$1,612,745
Weighted average interest rate of FHLBNY advances	2.08%	1.74%	1.77%
Weighted average interest rate of FHLBNY line of credit	2.60%	1.53%	0.79%
Weighted average interest rate of securities sold under agreements to repurchase	0.85%	1.00%	1.35%
WEALTH MANAGEMENT SERVICES
As part of the Company’s strategy to increase fee related income, the Company’s wholly owned subsidiary, Beacon Trust Company and its registered investment advisory subsidiary Beacon Investment Advisory Services, Inc., (“Beacon”) are engaged in providing wealth management and asset management services. In addition to its trust and estate administration services, Beacon is also a provider of asset management services which are often introduced to existing clients through the Bank’s extensive branch network. Beacon offers a full range of asset management services to individuals, municipalities, non-profits, corporations and pension funds. These services include investment management, asset allocation, trust and estate administration, financial planning, tax compliance and planning, and family office services.
Beacon focuses on delivering personalized investment solutions based on each client’s risk profile. These strategies are focused on maximizing clients’ investment returns, while minimizing risk. The majority of the fee income generated by Beacon is based on assets under management.
On January 22, 2019, Beacon announced the signing of a definitive agreement to acquire New York City-based Tirschwell & Loewy, Inc., an independent registered investment adviser. The transaction is subject to the satisfaction of customary closing conditions and is anticipated to close in the second quarter of 2019.
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
PERSONNEL
As of December 31, 2018, the Company had 959 full-time and 85 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.
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
The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter, and by the FDIC as its deposit insurer. The Bank files reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. This framework also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
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
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”) was enacted, which repealed or modified several important provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) that have impacted the Company. Key aspects of the Economic Growth Act that have the potential to affect the Company’s business and results of operations include:

•Raising the total asset threshold from $10 billion to $250 billion at which bank holding companies are required to conduct annual company-run stress tests mandated by the Dodd-Frank Act; and
•Raising the total asset threshold from $10 billion to $50 billion at which publicly traded bank holding companies are required to establish risk committees for the oversight of the enterprise-wide risk management practices of the institution.
To the extent our balance sheet grows organically or through strategic opportunities, the Company expects to benefit from the amendments which raised the above asset thresholds for conducting annual company-run stress tests. However, notwithstanding this regulatory relief, the Company intends to continue employing a stress testing protocol commensurate with the risk of the institution as part of its enterprise risk management framework. The Company currently has, and will continue to maintain, a risk committee of its board of directors.
The Economic Growth Act also provided regulatory relief to institutions with less than $10 billion in assets, including by:
•Raising the total asset threshold from $2 billion to $10 billion at which banks may deem certain loans originated and held in portfolio as “qualified mortgages” for purposes of the Consumer Financial Protection Bureau's ability-to-repay rule;
•Requiring the federal banking agencies to develop a Community Bank Leverage Ratio of not less than 8% and not more than 10%, under which any qualifying community bank under $10 billion in total assets that exceeds such ratio would be considered to have met the existing risk-based capital rules and be deemed “well capitalized”; and
•Amending the Bank Holding Company Act to exempt from the Volcker Rule banks with total assets of $10 billion or less and which have total trading assets and trading liabilities of 5% or less of their total consolidated assets.
Although the Company may benefit from these legislative changes in the short term, the extent of such benefits will be limited if the Company grows and eventually exceeds $10 billion in total consolidated assets.
Despite the improvements for community banks and mid-size financial institutions resulting from the Economic Growth Act, many provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on the Company’s business, financial condition, and results of operation. In addition, the Economic Growth Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.
In connection with the adoption of the state of New Jersey's budget on July 1, 2018, sweeping changes were made to New Jersey's Corporation Business Tax, generally effective January 1, 2019. Among other provisions, a New Jersey surtax was enacted effective July 1, 2018, for the periods beginning January 1, 2018 through December 31, 2021. This surtax did not have a material impact on the Company's income tax expense for the year ended December 31, 2018.
The material laws and regulations applicable to the Company and the Bank are summarized below and elsewhere in this Annual Report on Form 10-K.
As of December 31, 2018, the Bank had consolidated assets of $9.73 billion. The Dodd-Frank Act established several measures that apply to institutions and holding companies once they reach $10 billion in assets. In addition to Consumer Financial Protection Bureau compliance examinations, limits on debit card interchange fees apply, which will reduce the Bank’s fee income. Certain enhanced prudential standards will also become applicable such as additional risk management requirements, both from a framework and corporate governance perspective.  These and other supervisory and regulatory implications of crossing the $10 billion threshold would likely result in increased regulatory costs.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2018, the Bank was considered “well capitalized” under FDIC guidelines.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was effective on January 1, 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer during the calendar year 2018 was 1.875% and increased to 2.5% on January 1, 2019.

The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2018:

	As of December 31, 2018
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$917,659	9.86%	4.00%	4.00%
Common equity Tier 1 risk-based capital	917,659	12.06	4.50	6.38
Tier 1 risk-based capital	917,659	12.06	6.00	7.88
Total risk-based capital	973,366	12.80	8.00	9.88
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2018, the Bank was considered “well capitalized” under FDIC guidelines.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2018, dividends paid by the FHLBNY to the Bank totaled $4.9 million.
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

The FDIC has established a long range target size for the DIF of 2% of insured deposits. The FDIC’s regulations also provided for a lower assessment rate schedule when the DIF reached 1.15% of total insured deposits. The 1.15% ratio was achieved as of June 30, 2016. As a result, effective July 1, 2016, the assessment range (inclusive of possible adjustments) has been lowered to 1.5 to 30 basis points for banks of less than $10 billion in consolidated assets. The Dodd-Frank Act required banks of greater than $10 billion of assets to pay to increase the DIF reserve ratio from 1.15% to 1.35%. Consequently, also effective July 1, 2016, banks of greater than $10 billion of assets paid a surcharge of 4.5 basis points on assets above $10 billion. In November 2018, the FDIC indicated that the 1.35% ratio had been achieved, that surcharges on banks with more than $10 billion in assets would cease and that institutions below that size would receive credits for the portion of their assessment that contributed to the reserve ratio between 1.15% and 1.35%, effective when the ratio reaches 1.38%. Also on July 1, 2016, the FDIC eliminated the risk categories. Most institutions are now assessed based on financial ratios derived from statistical models that estimate the probability of a bank’s failure within three years. Banks of greater than $10 billion are assessed based on a rate derived from a scorecard which assesses certain factors such as examination ratings, financial measures related to the bank’s ability to withstand stress and measures of loss severity to the DIF if the bank should fail.
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
Section 23A:
•limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and
•requires that all such transactions be on terms that are consistent with safe and sound banking practices.
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
Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods and borrowers (i.e. assessment(s)).  In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act.  Among other things, the current Community Reinvestment Act regulations rate an institution based upon its actual performance in meeting community needs.  In particular, the current examination and evaluation process focuses on three tests:

•a lending test, to evaluate the institution’s record of making home mortgage, small business, small farm, and consumer loans, if applicable, in its assessment area(s), with consideration given towards, amongst other factors, borrower characteristics and geographic distribution;
•an investment test, to evaluate the institution’s record of helping to meet the credit needs of its assessment area(s) through qualified investments characterized as a lawful investment, deposit, membership share, or grant that has as its primary purpose community development; and
•a service test, to evaluate the institution’s systems for delivering retail banking services through its branches, ATMs and other offices and access facilities, including the distribution of its branches, ATMs and other offices/access facilities, and the institution’s record of opening and closing branches.
An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers.  The Bank received a “Satisfactory” Community Reinvestment Act rating in its most recently completed federal examination, which was conducted by the FDIC as of July 2018.

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
An institution will be treated as “well capitalized” if:
•its ratio of total capital to risk-weighted assets is at least 10%;
•its ratio of Tier 1 capital to risk-weighted assets is at least 8%;
•its ratio of common equity Tier 1 capital to risk-weighted assets is at least 6.5%; and
•its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.
An institution will be treated as “adequately capitalized” if:
•its ratio of total capital to risk-weighted assets is at least 8%; or
•its ratio of Tier 1 capital to risk-weighted assets is at least 6%;
•its ratio of common equity Tier 1 capital to risk-weighted assets is at least 4.5%; and
•its ratio of Tier 1 capital to total assets is at least 4% and it is not a well-capitalized institution.
An institution will be treated as “undercapitalized” if:
•its total risk-based capital is less than 8%; or

•its Tier 1 risk-based-capital is less than 6%;
•its ratio of common equity Tier 1 capital to risk-weighted assets is less than 4.5%; or
•its leverage ratio is less than 4%
An institution will be treated as “significantly undercapitalized” if:
•its total risk-based capital is less than 6%;
•its Tier 1 capital is less than 4%;
•its ratio of common equity to risk-weighted assets is less than 3%; or
•its leverage ratio is less than 3%.
An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed “critically undercapitalized.” The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is critically undercapitalized. The FDIC may also appoint a conservator or receiver for an insured state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:
•insolvency, or when the assets of the bank are less than its liabilities to depositors and others;
•substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
•existence of an unsafe or unsound condition to transact business;
•likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and
•insufficient capital, or the incurring or likely incurring of losses that will substantially deplete all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.
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
Internet Banking
Technological developments continue to significantly alter the ways in which financial institutions and their customers conduct their business. The growth of the Internet has caused banks to adopt and refine alternative distribution and marketing systems. The federal bank regulatory agencies have targeted various aspects of internet banking, including the security and systems. There can be no assurance that the bank regulatory agencies will not adopt new regulations that will materially affect the Bank’s Internet operations or restrict any such further operations.
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
The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer was effective on January 1, 2016, and increased each year until it is fully implemented on January 1, 2019. As of December 31, 2018, the Company’s regulatory capital ratios exceed these minimum capital requirements.

The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2018.

	As of December 31, 2018
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$953,768	10.24%	4.00%	4.00%
Common Equity Tier 1 risk-based capital	953,768	12.54	4.50	6.38
Tier 1 risk-based capital	953,768	12.54	6.00	7.88
Total risk-based capital	1,009,475	13.27	8.00	9.88
1.  For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2018, the Company was “well capitalized” under Federal Reserve Board guidelines.
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
 Federal Reserve Board regulations require a bank holding company to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The regulations provide that such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, is well-managed, and that is not the subject of any unresolved supervisory issues. Notwithstanding the aforementioned regulations, the Company has learned that Federal Reserve Board staff is interpreting its regulatory capital regulation to require Federal Reserve Board approval for any redemption or repurchase of stock included in regulatory capital.
In addition, a bank holding company which does not opt to become a financial holding company under applicable federal law is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

•making or servicing loans;
•performing certain data processing services;
•providing discount brokerage services, or acting as fiduciary, investment or financial advisor;
•leasing personal or real property;
•making investments in corporations or projects designed primarily to promote community welfare; and
•acquiring a savings and loan association.
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
Bank holding companies may qualify to become a financial holding company if at the time of the election and on a continuing basis:
•each of its depository institution subsidiaries is “well capitalized”;
•each of its depository institution subsidiaries is “well managed”; and
•each of its depository institution subsidiaries has at least a “Satisfactory” Community Reinvestment Act rating at its most recent examination.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2018 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2018, the Bank had an unrecognized tax liability of $14.1 million with respect to this reserve.
Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposed an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI). The AMT was payable to the extent such AMTI was in excess of an exemption amount and the AMT exceeded the regular income tax. Net operating losses could offset no more than 90% of AMTI. Certain payments of alternative minimum tax could be used as credits against regular tax liabilities in future years. The Company was not subject to the alternative minimum tax and has no such amounts available as credits for carryover. The Tax Act repealed the corporate AMT effective for tax years beginning after December 31, 2017.
Net Operating Loss Carryovers. Under the general rule, for tax periods ending 12/31/2017 and prior a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2018, the Company had approximately $1.7 million of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation. The Tax Act limits the NOL deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. It also repealed the pre-enactment carryback provision for NOLs and provides for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017
Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
State Taxation
New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are currently subject to the corporation business tax at 9% of apportioned taxable income for tax periods ended December 31, 2017 and prior.  As a result of the newly enacted legislation that New Jersey effectuated on July 1, 2018, subsequent years will be subject to a temporary surtax effective for tax years 2018 through 2021, and requiring companies to file combined tax returns beginning 2019.
Prior to the new legislation, New Jersey tax law did not allow a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership for tax periods prior to December 31, 2018.

Pennsylvania State Taxation. The Bank is subject to Pennsylvania Mutual Thrift Institutions Tax. Mutual thrift institutions tax is imposed at the rate of 11.5% on net taxable income of mutual thrift institutions in Pennsylvania, including savings banks without capital stock, building and loan associations, savings and loan associations, and savings institutions having capital stock.
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District.  The MTA surcharge for 2018 was 28.6% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned entire net income.  The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate.
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
Changes to the underlying drivers of our net interest income could adversely affect our results of operations and financial condition.
Our financial condition and results of operations are significantly affected by changes in market interest rates, and the degree to which these changes disparately impact short-term and long-term interest rates and influence the behavior of our customer base.  Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest earning assets and the interest expense we pay on our interest-bearing liabilities.  The Federal Reserve Board’s policy action to increase short-term rates could result in a flattening or inverted yield curve, which could negatively impact our net interest margin and earnings.
Our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets.  If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income.  In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products.  In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income for such period would decrease 3.5% or $10.8 million. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevented us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2018, our available for sale debt securities portfolio totaled $1.06 billion. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have a temporary adverse effect on stockholders’ equity.
We are also subject to other financial risks related to interest rate benchmarks and their associated movements.  Changes in interest rates can affect the average lives of loans and mortgage related securities.  Increases in interest rates can result in extending the average lives of our loans and mortgage related securities, thereby reducing the amount of cash flows available to invest in higher-yielding assets.  Additionally, our inability to oversee a successful transition to an alternative reference rate for loans in our portfolio that use of the London Inter-bank Offered Rate (“LIBOR”) could impact our costs. At December 31, 2018, loans that tied to the LIBOR rate totaled $1.48 billion.

We are subject to liquidity risk.
Liquidity risk is the potential that we will be unable to meet our obligations as they become due, capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis at a reasonable cost, or meet regulatory-imposed expectations for liquidity levels.  Liquidity is required to fund various obligations, including loan originations and commitments, withdrawals by depositors, repayments of borrowings, operating expenses and capital expenditures.  Liquidity is derived primarily from deposit growth and retention; principal and interest payments, sales, maturities, and prepayments of loans and investment securities; net cash provided from operations; and access to other funding sources.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we rely on our loan quality reviews, our credit risk rating process, loan portfolio trends, our experience and our evaluation of economic conditions, among other factors.  If our assumptions prove to be incorrect, or if delinquencies or non-accrual and non-performing loans increase, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Material additions to the allowance would materially decrease our net income.
Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  In 2016, the Financial Accounting Standards Board released an updated standard for determining credit losses, which fundamentally changes how financial institutions calculate their allowance reserves.  The new standard, which will become effective for reporting periods beginning after December 15, 2019, will require us to adopt a “Current Expected Credit Loss” model that measures projected credit losses over the estimated life of the asset. This approach is a significant departure from the current accounting standard, which estimates potential credit losses based on losses considered to be probable and reasonably estimable.  When adopted, this new standard may increase our allowance for credit losses, which could materially affect our financial condition and future results of operations.  The extent of the increase, if any, will ultimately depend upon the nature and characteristics of our loan portfolio at the adoption date, as well as the macroeconomic assumptions and forecasts used at that date.  Therefore, the potential financial impact is currently unknown.
Our commercial real estate, multi-family, and commercial loans expose us to increased lending risks.
A significant portion of our loan portfolio consists of commercial real estate, multi-family, commercial and construction loans for borrowers whose properties are located in areas where we face significant competition.  These loans are generally regarded as having a higher inherent risk of default and potential loss than single-family residential mortgage loans, because repayment of these loans often depends on the successful operation of a business or of the underlying property.  In addition, our construction loans, multi-family loans, commercial mortgage loans and commercial loans have significantly larger average loan balances compared to our single-family residential mortgage loans and typically face higher environmental-related risks.  Also, many of our borrowers of these types of loans have more than one loan outstanding with us.  Consequently, any adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to one single-family residential mortgage loan.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”).  Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months.  While our level of CRE Loans equaled 422% of total risk-based capital at December 31, 2018, our CRE Loan portfolio has not increased by 50% or more during the preceding 36 months.
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
Our continuing concentration of business in a relatively confined region may increase our risk.
Our success is significantly affected by general economic conditions in northern and central New Jersey, and eastern Pennsylvania.  Unlike some larger banks that are more geographically diversified, we provide banking, financial, and wealth management services to customers mostly located in our primary markets.  Consequently, a downturn in economic conditions in our local markets would have a significant impact on our loan portfolios, the ability of borrowers to meet their loan payment obligations and the value of the collateral securing our loans.  Adverse local economic conditions caused by inflation, recession, unemployment, state or local government action, or other factors beyond our control would impact these local economic conditions and could negatively affect the financial results of our business.
Because we have a significant amount of real estate loans, depressed real estate values and real estate sales could have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition.  The recent changes in the federal tax laws enacted in 2017 under the Tax Cuts and Jobs Act may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments.  These recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey.  If home ownership becomes less attractive, demand for mortgage loans could decrease.  The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Additionally, we target our business development and marketing strategy for loans to serve primarily the banking and financial services needs of small- to medium-sized businesses in northern and central New Jersey and eastern Pennsylvania. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.
We may be adversely affected by recent changes in tax laws.
The Tax Act is likely to have both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in the federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Additionally, legislation in New Jersey that was adopted in July 2018 will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, so we cannot yet fully evaluate the impact of the legislation on our overall tax expense. However, the new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
The Bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both the Bank and third-party service providers. Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third- party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.
We handle a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, or ATMs, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm.
A cyber attack, information or security breach, or a technology failure of ours or of a third-party could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment.
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have experienced cyber security incidents in the past, although not material, and we anticipate that, as a larger bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches.
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of the population of the United States than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although the Bank has policies and procedures in place to verify the authenticity of its customers, the Bank cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.
Misconduct by employees could also result in fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. The Bank may not be able to prevent employee errors or misconduct, and the precautions the Bank takes to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject the Bank to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

As cyber threats and other fraudulent activity continues to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.
We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party could have a material adverse effect on our business.
We are dependent for the majority of our technology, including our core operating system, on third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
We are subject to the extensive regulation, supervision and examination of various regulatory authorities, but primarily by the New Jersey Department of Banking and Insurance, our chartering authority, and by the FDIC, as insurer of our deposits.  As a bank holding company, we are subject to regulation and oversight by the Federal Reserve Board.  Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets, the adequacy of our allowance for loan losses, and our management of risks posed by our reliance on third party vendors.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our operations.
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
Provident's total assets were $9.73 billion at December 31, 2018. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
As we approach $10 billion in assets, we continue to incur additional costs to prepare for the implementation of these imposed requirements.  We may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act.  Further, federal financial regulators may require us to accelerate our actions and investments to prepare for compliance before we exceed $10 billion in total consolidated assets, and may suspend or delay certain regulatory actions, such as approving a merger agreement, if they deem our preparations to be inadequate.  Upon reaching this threshold, we face the risk that we may fail to meet these requirements, which may negatively impact our results of operations and financial condition.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be material.

A general economic slowdown or uncertainty that produces either reduced returns or excessive market volatility could adversely impact our overall profitability, including our wealth management fee income.
A general economic slowdown could affect our core banking business.  Furthermore, uncertainty and market volatility regardless of overall market conditions could affect the value of the assets under management in our wealth management business resulting in lower fee income.  Conditions that produce extended market volatility could affect our ability to provide our clients with an adequate return, thereby impacting our ability to attract new clients or causing existing clients to seek more stable investment opportunities with alternative wealth advisors.
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense and expanding with entrants into our market providing new and innovative technology-driven financial solutions.  Our profitability depends upon our continued ability to successfully compete in our market area.  We compete with commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, investment advisers, wealth managers, mutual funds, insurance companies, online lenders, large non-bank participants, and brokerage and investment banking firms operating both locally and elsewhere.
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
We maintain a large and relatively stable level of deposits from local government entities, primarily through relationships we have cultivated with New Jersey municipalities.  These deposits are a relatively low-cost source used to fund our loans and investments.  The State of New Jersey is considering creating a State Bank, whose purpose would be to promote small businesses, fair educational lending, housing, infrastructure improvements, community development, economic development, commerce and industry in the State.  As currently proposed, it intends to permit State funds, including funds from State institutions and any State public source, to be held by the State Bank. There can be no assurance that legislation to create a State Bank will pass or whether it will pass as currently proposed.

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

Item 2. Properties
Property
At December 31, 2018, the Bank conducted business through 84 full-service branch offices located in Bergen, Essex, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren counties in New Jersey, and in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus and Princeton, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The aggregate net book value of premises and equipment was $58.1 million at December 31, 2018.
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
As of February 1, 2019, there were 83,209,293 shares of the Company’s common stock issued and 66,580,600 shares outstanding, and approximately 4,731 stockholders of record.
On February 1, 2019, the Board of Directors declared a quarterly cash dividend of $0.23 per common share and a special cash dividend of $0.20 per common share, which were both paid on February 28, 2019, to common stockholders of record as of the close of business on February 15, 2019. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2013 through December 31, 2018, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2013.

Total Return Performance
180.00
160.00
140.00
120.00
100.00
80.00
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Provident Financial Services, Inc.
Russell 2000
SNL Thrift

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Provident Financial Services, Inc.	100.00	96.80	111.72	162.44	160.48	148.25
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Thrift	100.00	107.55	120.94	148.14	147.06	123.87

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2018 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2018 through October 31, 2018	36,247	$22.47	36,247	3,032,480
November 1, 2018 through November 30, 2018	1,713	25.24	1,713	3,030,767
December 1, 2018 through December 31, 2018	519,710	23.41	519,710	2,511,057
Total	557,670	$23.36	557,670

(1) On October 24, 2007, the Company’s Board of Directors approved the purchase of up to 3,107,077 shares of its common stock under a seventh general repurchase program. The allotment of shares for repurchase under this program was filled in December 2018, whereafter repurchases of the Company’s common stock were made under the eighth general repurchase program.

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

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$9,725,769	$9,845,274	$9,500,465	$8,911,657	$8,523,377
Loans, net(1)	7,195,026	7,265,523	6,941,603	6,476,250	6,023,771
Held to maturity debt securities	479,425	477,652	488,183	473,684	469,528
Available for sale debt securities	1,063,079	1,037,154	1,039,837	964,014	1,073,871
Deposits	6,830,122	6,714,166	6,553,629	5,923,987	5,792,523
Borrowed funds	1,442,282	1,742,514	1,612,745	1,707,632	1,509,851
Stockholders’ equity	1,358,980	1,298,661	1,251,781	1,196,065	1,144,099
(1) Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Selected Operations Data:
Interest income	$359,829	$323,846	$302,315	$291,781	$279,361
Interest expense	59,153	45,644	43,748	41,901	40,472
Net interest income	300,676	278,202	258,567	249,880	238,889
Provision for loan losses	23,700	5,600	5,400	4,350	4,650
Net interest income after provision for loan losses	276,976	272,602	253,167	245,530	234,239
Non-interest income	58,676	55,697	55,393	55,222	41,168
Non-interest expense	191,735	187,822	183,778	180,589	169,991
Income before income tax expense	143,917	140,477	124,782	120,163	105,416
Income tax expense	25,530	46,528	36,980	36,441	31,785
Net income	$118,387	$93,949	$87,802	$83,722	$73,631
Earnings per share:
Basic earnings per share	$1.82	$1.46	$1.38	$1.33	$1.22
Diluted earnings per share	$1.82	$1.45	$1.38	$1.33	$1.22

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	1.22%	0.99%	0.95%	0.96%	0.92%
Return on average equity	8.93	7.28	7.12	7.12	6.75
Average net interest rate spread	3.20	3.07	2.98	3.07	3.18
Net interest margin(2)	3.39	3.21	3.11	3.20	3.30
Average interest-earning assets to average interest-bearing liabilities	1.29	1.27	1.25	1.24	1.22
Non-interest income to average total assets	0.60	0.58	0.60	0.64	0.51
Non-interest expenses to average total assets	1.97	1.97	1.99	2.07	2.11
Efficiency ratio(3)	53.36	56.25	58.54	59.19	60.70
Asset Quality Ratios:
Non-performing loans to total loans	0.35%	0.48%	0.61%	0.68%	0.88%
Non-performing assets to total assets	0.28	0.42	0.53	0.62	0.69
Allowance for loan losses to non-performing loans	216.28	172.34	145.95	137.92	114.63
Allowance for loan losses to total loans	0.77	0.82	0.88	0.94	1.01
Capital Ratios:
Leverage capital(4)	10.24%	9.65%	9.25%	9.25%	9.21%
Total risk based capital(4)	13.27	12.67	12.50	12.57	13.06
Average equity to average assets	13.61	13.53	13.38	13.53	13.57
Other Data:
Number of full-service offices	84	84	87	87	86
Full time equivalent employees	1,002	1,006	1,001	1008	967

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

	At December 31,
Efficiency Ratio Calculation:	2018	2017	2016	2015	2014
	(In thousands)
Net interest income	$300,676	$278,202	$258,567	$249,880	$238,889
Non-interest income	58,676	55,697	55,393	55,222	41,168
Total income	$359,352	$333,899	$313,960	$305,102	$280,057
Non-interest expense	$191,735	$187,822	$183,778	$180,589	$169,991
Expense/income	53.36%	56.25%	58.54%	59.19%	60.70%

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
In recent years, the Bank has focused on commercial mortgage, multi-family, construction and commercial loans as part of its strategy to diversify the loan portfolio and reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2018, these commercial loan types accounted for 78.9% of the loan portfolio and retail loans accounted for 21.1%. The Company intends to continue to focus on commercial mortgage, multi-family, construction and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2018, core deposits were 89.0% of total deposits.
The Company’s results of operations are primarily dependent upon net interest income, the difference between interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. Changes in interest rates could have an adverse effect on net interest income to the extent the Company’s interest-bearing assets and interest-bearing liabilities reprice or mature at different times or relative interest rates. An increase in interest rates generally may result in a decrease in the Company’s average interest rate spread and net interest income, which could have a negative effect on profitability. The Company generates non-interest income such as income from retail and business account fees, loan servicing fees, loan origination fees, loan level swap fees, appreciation in the cash surrender value of Bank-owned life insurance, income from loan or securities sales, fees from wealth management services and investment product sales and other fees. The Company’s operating expenses consist primarily of compensation and benefits expense, occupancy and equipment expense, data processing expense, the amortization of intangible assets, marketing and advertising expense and other general and administrative expenses. The Company’s results of operations are also affected by general economic conditions, changes in market interest rates, changes in asset quality, changes in asset values, actions of regulatory agencies and government policies.
Acquisition
On January 22, 2019, Beacon announced the signing of a definitive agreement to acquire New York City-based Tirschwell & Loewy, Inc., an independent registered investment adviser.  The transaction is subject to the satisfaction of customary closing conditions and is anticipated to close in the second quarter of 2019.
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
•Adequacy of the allowance for loan losses
•Valuation of deferred tax assets
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
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.  The Company did not require a valuation allowance at December 31, 2018 and 2017.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2018, 2017 and 2016. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$13,867	$269	1.91%	$19,670	$199	1.00%	$62,704	$314	.50%
Federal funds sold and short-term investments	50,351	1465	2.92	51,790	1071	2.07	13,010	184	1.42
Held to maturity debt securities	472,690	12,606	2.67	487,616	13,027	2.67	478,901	13,208	2.76
Available for sale debt securities	1,046,701	26,074	2.49	1,044,116	22,384	2.14	1,008,372	19,377	1.92
Equity Securities, At Fair Value	683	—	—	587	—	—	528	—	—
Federal Home Loan Bank NY Stock	72,364	4,907	6.78	73,995	4,061	5.49	72,928	3,513	4.82
Net loans(2)	7,208,420	314,508	4.36	6,971,512	283,104	4.06	6,669,778	265,719	3.98
Total interest-earning assets	8,865,076	359,829	4.06	8,649,286	323,846	3.74	8,306,221	302,315	3.64
Non-interest earning assets	871,373			885,499			906,332
Total assets	$9,736,449			$9,534,785			$9,212,553
Interest-bearing liabilities:
Savings deposits	$1,070,868	1,923	0.18%	$1,101,103	2,092	0.19%	$1,047,061	1,709	0.16%
Demand deposits	3,575,306	20,450	0.57	3,477,413	12,205	0.35	3,305,269	10,106	0.31%
Time deposits	671,671	8,320	1.24	649,195	5,144	0.79	725,802	5,132	0.71%
Borrowed funds	1,535,906	28,460	1.85	1,581,964	26,203	1.66	1,577,307	26,801	1.70
Total interest-bearing liabilities	6,853,751	59,153	0.86	6,809,675	45,644	0.67	6,655,439	43,748	0.66
Non-interest bearing liabilities:
Non-interest bearing deposits	1,463,662			1,366,354			1,243,224
Other Non-interest bearing liabilities	93,825			68,783			81,044
Total Non-Interest Bearing Liabilities	1,557,487			1,435,137			1,324,268
Total liabilities	8,411,238			8,244,812			7,979,707
Stockholders’ equity	1,325,211			1,289,973			1,232,846
Total liabilities and equity	$9,736,449			$9,534,785			$9,212,553
Net interest income		$300,676			$278,202			$258,567
Net interest rate spread			3.20%			3.07%			2.98%
Net interest earning assets	$2,011,325			$1,839,611			$1,650,782
Net interest margin(3)			3.39%			3.21%			3.11%
Ratio of interest-earning assets to total interest-bearing liabilities	1.29x			1.27 x			1.25x
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

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$(779)	$1,243	$464	$1	$771	$772
Investment securities	(398)	(23)	(421)	238	(419)	(181)
Securities available for sale	58	3,632	3,690	706	2,301	3007
Federal Home Loan Bank Stock	(91)	937	846	52	496	548
Loans	9,844	21,560	31,404	12,185	5,200	17,385
Total interest-earning assets	8,634	27,349	35,983	13,182	8,349	21,531
Interest-bearing liabilities:
Savings deposits	(9)	(160)	(169)	92	292	384
Demand deposits	330	7,915	8,245	547	1,551	2,098
Time deposits	20	3,156	3,176	(572)	584	12
Borrowed funds	(781)	3,038	2,257	79	(677)	(598)
Total interest-bearing liabilities	(440)	13,949	13,509	146	1,750	1,896
Net interest income	$9,074	$13,400	$22,474	$13,036	$6,599	$19,635
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total assets decreased $119.5 million to $9.73 billion at December 31, 2018, from $9.85 billion at December 31, 2017. The decrease in total assets was primarily due to a $75.1 million decrease in total loans and a $48.2 million decrease in total cash and cash equivalents, partially offset by a $15.3 million increase in total investments.
Total loans decreased $75.1 million to $7.25 billion at December 31, 2018, from $7.33 billion at December 31, 2017. For the year ended December 31, 2018, loan originations, including advances on lines of credit, totaled $3.16 billion, compared with $3.07 billion at December 31, 2017. The loan portfolio had net decreases of $64.2 million in multi-family mortgage loans, $50.2 million in commercial loans, $42.9 million in residential mortgage loans and $3.6 million in construction loans, partially offset by a net increase of $128.2 million in commercial mortgage loans.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $5.72 billion, accounting for 78.9% of the loan portfolio at December 31, 2018, compared to $5.71 billion, or 77.9% of the loan portfolio at December 31, 2017. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.53 billion and accounted for 21.1% of the loan portfolio at December 31, 2018, compared to $1.62 billion, or 22.1%, of the loan portfolio at December 31, 2017.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $266.8 million and $146.0 million, respectively, at December 31, 2018. At December 31, 2018, no SNC relationships were classified as substandard.

The Company had outstanding junior lien mortgages totaling $171.1 million at December 31, 2018. Of this total, nine loans totaling $579,000 were 90 days or more delinquent, and were allocated total loss reserves of $104,000.
The allowance for loan losses decreased $4.6 million to $55.6 million at December 31, 2018, as a result of net charge-offs of $28.3 million during 2018, partially offset by provisions for loan losses of $23.7 million. The decrease in the allowance for loan losses was a function of the decline in non-performing loans and a decrease in the loan portfolio. Total non-performing loans at December 31, 2018 were $25.7 million, or 0.35% of total loans, compared with $34.9 million, or 0.48% of total loans at December 31, 2017. At December 31, 2018, impaired loans totaled $50.7 million with related specific reserves of $1.2 million, compared with impaired loans totaling $52.0 million with related specific reserves of $2.7 million at December 31, 2017. Within total impaired loans, there were $31.1 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2018, the Company’s allowance for loan losses was 0.77% of total loans, compared with 0.82% of total loans at December 31, 2017. The decline in the loan coverage ratio from December 31, 2017, resulted from an overall improvement in asset quality.
Non-performing commercial mortgage loans decreased $3.9 million to $3.2 million at December 31, 2018, from $7.1 million at December 31, 2017. At December 31, 2018, the Company held 12 non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $1.5 million loan secured by a first mortgage on a property located in Somerville, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans decreased $1.9 million to $15.4 million at December 31, 2018, from $17.2 million at December 31, 2017. Non-performing commercial loans at December 31, 2018 consisted of 29 loans. The largest non-performing commercial loan relationship consisted of two loans to a health and fitness club with total outstanding balances of $7.9 million at December 31, 2018. Both of these loans are secured by liens on a commercial property. These loans are currently paying in accordance with their restructured terms.
There were no non-performing constructions loans at either December 31, 2018 or the prior year-end.
At December 31, 2018, the Company held $1.6 million of foreclosed assets, compared with $6.9 million at December 31, 2017. Foreclosed assets are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. During the year ended December 31, 2018, there were nine additions to foreclosed assets with a carrying value of $2.0 million and 20 properties sold with a carrying value of $7.1 million. Foreclosed assets at December 31, 2018 consisted of $1.6 million of residential real estate.
Non-performing assets totaled $27.3 million, or 0.28% of total assets at December 31, 2018, compared to $41.8 million, or 0.42% of total assets at December 31, 2017. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.4 million during the year ended December 31, 2018. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2018 was not material.
Total deposits increased $116.0 million, or 1.7%, during the year ended December 31, 2018 to $6.83 billion. Time deposits increased $115.7 million to $750.5 million at December 31, 2018, while total core deposits, which consist of savings and demand deposit accounts, increased $273,000 to $6.08 billion at December 31, 2018. The increase in time deposits was primarily the result of a 13-month certificate of deposit promotional campaign which provided the Company a lower-cost funding alternative to wholesale borrowings.  The increase in core deposits for the year ended December 31, 2018 was largely attributable to a $38.3 million increase in interest bearing demand deposits and a $28.8 million increase in non-interest bearing demand deposits, partially offset by a $35.7 million decrease in money market deposits and a $31.1 million decrease in savings deposits. At December 31, 2018, core deposits represented 89.0% of total deposits compared to 90.5% at December 31, 2017.
Borrowed funds decreased $300.2 million, or 17.2%, during the year ended December 31, 2018, to $1.44 billion, The decrease in borrowings for the year was primarily a function of the inflow of lower-cost deposits and lower asset funding requirements. Borrowed funds represented 14.8% of total assets at December 31, 2018, a decrease from 17.7% at December 31, 2017.
Total stockholders’ equity increased $60.3 million, or 4.6%, to $1.36 billion at December 31, 2018, from $1.30 billion at December 31, 2017. This increase resulted from net income earned during the year of $118.4 million, partially offset by cash dividends paid to stockholders of $53.6 million and a $4.7 million decrease in other comprehensive income. Common stock repurchases for the year ended December 31, 2018 totaled 635,436 shares at an average cost of $23.69 per share. At December 31, 2018, approximately 2.5 million shares remained eligible for repurchase under the current authorization.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017
General. Net income for the year ended December 31, 2018 was $118.4 million, compared to $93.9 million for the year ended December 31, 2017. Basic and diluted earnings per share were both $1.82 for the year ended December 31, 2018, compared to basic and diluted earnings per share of $1.46 and $1.45, respectively for 2017.
For the year ended December 31, 2018, the Company’s earnings were positively impacted by lower Federal income tax rates, period over period growth in average loans outstanding, growth in both average non-interest and interest bearing deposits and the continued expansion of the net interest margin. The improvement in the net interest margin was driven by an increase in the yield on interest-earning assets, growth in average non-interest bearing deposits and a less sensitive and lagging cost of funds. Included was a non-recurring $1.9 million tax benefit stemming from the Company's completion of a cost segregation study that assigned shorter taxable lives to certain fixed assets. This benefit contributed $0.03 per basic and diluted share for both the quarter and year ended December 31, 2018. In addition, the Company realized a $1.6 million, or $0.02 per share, net of tax gain on the sale of Visa Class B common shares in the fourth quarter of 2018.
Net Interest Income. Net interest income increased $22.5 million to $300.7 million for 2018, from $278.2 million for 2017. The interest rate spread increased 13 basis points to 3.20% for 2018, from 3.07% for 2017. The net interest margin increased 18 basis points to 3.39% for 2018, compared to 3.21% for 2017. For the year ended December 31, 2018,  the increase in net interest income was primarily due to growth in average loans outstanding resulting from organic originations and increases in both average interest bearing core deposits and average non-interest bearing demand deposits, combined with period-over-period expansion of the net interest margin.
Interest income increased $36.0 million to $359.8 million for 2018, compared to $323.8 million for 2017. The increase in interest income was attributable to an increase in average earning asset balances and an increase in the yield on average interest-earning assets. Average interest-earning assets increased $215.7 million to $8.87 billion for 2018, compared to $8.65 billion for 2017. The increase in average earning assets was largely attributable to a $236.9 million increase in average outstanding loan balances to $7.21 billion for 2018 from $6.97 billion for 2017. This was partially offset by a $13.9 million decrease in the average balance of the total investment portfolio. The yield on interest-earning assets increased 32 basis points to 4.06% for 2018, from 3.74% for 2017, mainly due to increases in the weighted average yields on total loans, FHLBNY stock and the available for sale debt securities portfolio.  The weighted average yield on total loans increased 30 basis points to 4.36% for 2018.  The weighted average yield on FHLBNY stock increased to 6.78% for 2018, compared to 5.49% for 2017, and the weighted average yield of available for sale debt securities increased 35 basis points to 2.49% for 2018, from 2.14% for 2017.
Interest expense increased $13.5 million to $59.2 million for 2018, from $45.6 million for 2017. The increase in interest expense was primarily attributable to an increase in average interest-bearing deposits and an increase in the cost of interest-bearing liabilities.  The average rate paid on interest-bearing liabilities increased 19 basis points to 0.86% for 2018, compared to 2017. The average rate paid on interest-bearing deposits increased 21 basis points to 0.58% for 2018, from 0.37% for 2017. The average rate paid on borrowings increased 19 basis points to 1.85% for 2018, from 1.66% for 2017. The average balance of interest-bearing liabilities increased $44.1 million to $6.85 billion for 2018, compared to $6.81 billion for 2017. Average interest-bearing deposits increased $90.1 million to $5.32 billion for 2018, from $5.23 billion for 2017. Within average interest-bearing deposits, average interest-bearing core deposits increased $67.7 million to $4.65 billion for 2018, compared with 2017, while average time deposits increased $22.5 million for 2018, compared with 2017. Average non-interest bearing demand deposits increased $97.3 million, or 7.1%, to $1.46 billion for 2018, from $1.37 billion for 2017. Average outstanding borrowings decreased $46.1 million, or 2.9%, to $1.54 billion for 2018, compared to 2017.
Provision for Loan Losses. Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers necessary to absorb probable credit losses inherent in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. The Company’s emphasis on the origination of commercial loans has been one of the more significant factors management has considered in evaluating the allowance for loan losses and provision for loan losses for the past several years. As the Company looks to further increase the amount of such types of loans in the portfolio, management may determine that additional or increased provisions for loan losses are necessary, which could adversely affect earnings.
The provision for loan losses was $23.7 million in 2018, compared to $5.6 million in 2017. The increase in the provision for loan losses was primarily attributable to a $14.9 million loss related to a commercial borrower that filed a Chapter 7 petition in bankruptcy on March 27, 2018 for a liquidation of assets. Net charge-offs for 2018 were $28.3 million, compared to $7.3 million for 2017. Total charge-offs for the year ended December 31, 2018 were $30.0 million, compared to $8.9 million for the year ended December 31, 2017. Recoveries for the year ended December 31, 2018, were $1.7 million, compared to $1.7 million for the year ended December 31, 2017. The allowance for loan losses at December 31, 2018 was $55.6 million, or 0.77% of total loans, compared to $60.2 million, or 0.82% of total loans, at December 31, 2017. At December 31, 2018, non-performing loans as a percentage of total loans were 0.35%, compared to 0.48% at December 31, 2017. Non-performing assets as a percentage of total assets were 0.28% at December 31, 2018, compared to 0.42% at December 31, 2017. At December 31, 2018, non-performing loans were $25.7 million, compared to $34.9 million at December 31, 2017, and non-performing assets were $27.3 million at December 31, 2018, compared to $41.8 million at December 31, 2017.
Non-Interest Income. For the year ended December 31, 2018, non-interest income totaled $58.7 million, an increase of $3.0 million, compared to the same period in 2017. Net gains on securities transactions increased $2.2 million for the year ended December 31, 2018, due to the sale of Visa Class B common shares. Fee income increased $866,000 to $28.1 million, compared to the same period in 2017, largely due to a $287,000 increase in income from non-deposit investment products, a $248,000 increase in loan related fee income and a $238,000 increase in debit card revenue, partially offset by a $126,000 decrease in prepayment fees on commercial loans. Other income increased $775,000 to $4.9 million for the year ended December 31, 2018, primarily due to a $764,000 increase in net fees on loan-level interest rate swap transactions. Also, wealth management income increased $353,000 to $18.0 million for the year ended December 31, 2018, compared to $17.6 million for the same period in 2017, due to increased revenue from investment advisory fees, including revenue from two mutual funds that were established in October 2017. Partially offsetting these increases, income from bank owned life insurance decreased $1.2 million to $5.5 million for the year ended December 31, 2018, compared to the same period in 2017, due to a decrease in benefit claims and lower equity valuations.
Non-Interest Expense.  Non-interest expense for the year ended December 31, 2018 was $191.7 million, an increase of $3.9 million from 2017. Other operating expenses increased $2.3 million to $31.1 million for the year ended December 31, 2018, compared to $28.8 million for the same period in 2017, largely due to increases in consulting, examination and debit card maintenance expenses, partially offset by decreases in loan collection expense and foreclosed real estate expense. Compensation and benefits expense increased $2.1 million to $111.5 million for the year ended December 31, 2018, compared to $109.4 million for the year ended December 31, 2017. This increase was primarily due to additional salary expense related to annual merit increases, combined with increases in severance, stock-based compensation and employee medical expenses, partially offset by a decrease in the accrual for incentive compensation. Data processing costs increased $742,000 to $14.7 million for the year ended December 31, 2018, compared with 2017, due to increases in software maintenance, online and mobile banking expenses. Partially offsetting these increases in non-interest expense, amortization of intangibles decreased $543,000 for the year ended December 31, 2018, compared with 2017, as a result of scheduled reductions in amortization. FDIC insurance expense decreased $405,000 to $3.5 million for year ended December 31, 2018, compared to $3.9 million for the same period in 2017, primarily due to a reduction in the insurance assessment rate. Additionally, net occupancy costs decreased $234,000, to $25.1 million for the year ended December 31, 2018, compared to 2017, primarily due to a decrease in building depreciation.
Income Tax Expense. For the year ended December 31, 2018, the Company’s income tax expense was $25.5 million, compared with $46.5 million, for the same period in 2017. The Company’s effective tax rate was 17.7% for the year ended December 31, 2018, compared with 33.1% for the year ended December 31, 2017.  The decrease in tax expense and the lower effective tax rates for year ended December 31, 2018, were favorably impacted by the Tax Act, which, effective January 1, 2018, reduced the statutory federal income tax rate from 35% to 21%; and the recognition of a non-recurring $1.9 million tax benefit related to the Company's completion of a cost segregation study that assigned shorter taxable lives to select fixed assets. The tax rates for 2017 included an additional tax expense of $4.0 million related to the enactment of the Tax Act.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2018 and 2017, loan repayments totaled $3.17 billion and $3.34 billion, respectively.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $3.16 billion for the year ended December 31, 2018, compared to $3.70 billion for the year ended December 31, 2017. Purchases for the investment portfolio totaled $281.0 million for the year ended December 31, 2018, compared to $276.3 million for the year ended December 31, 2017. At December 31, 2018, the Bank had outstanding loan commitments to borrowers of $1.49 billion, including undisbursed home equity lines and personal credit lines of $233.9 million.
Total deposits increased $116.0 million for the year ended December 31, 2018. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $584.5 million at December 31, 2018. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2018, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2018, the Bank’s leverage (Tier 1) capital ratio was 9.86%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2018, the Bank’s total risk-based capital ratio was 12.80%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 9.88%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.

Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2018, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$1,459,712	$572,905	$516,942	$106,572	$263,293
Letters of credit	33,227	32,414	813	—	—
Total Off-Balance Sheet	1,492,939	605,319	517,755	106,572	263,293
Contractual Obligations:
Operating leases	38,850	8,012	12,914	7,191	10,733
Certificate of deposits	750,492	584,479	119,653	45,519	841
Total Contractual Obligations	789,342	592,491	132,567	52,710	11,574
Total	$2,282,281	$1,197,810	$650,322	$159,282	$274,867
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $1.49 billion at December 31, 2018, a decrease of $483.3 million, or 24.5%, from $1.98 billion at December 31, 2017, largely due to a decrease in commercial lines of credit.
Contractual obligations consist of operating leases and certificate of deposit liabilities. There was one security purchase totaling $500,000 in 2018 which settled in January 2019. There were no security purchases in 2017 which were settled in  2018. Total contractual obligations at December 31, 2018 were $789.3 million, an increase of $109.2 million, or 16.06%, compared to $680.1 million at December 31, 2017. Contractual obligations under operating leases decreased $6.5 million, or 14.30%, to $38.9 million at December 31, 2018, from $45.3 million at December 31, 2017, and certificate of deposit accounts increased $115.7 million, or 18.2%, to $750.5 million at December 31, 2018, from $634.8 million at December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Qualitative Analysis. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. The guidelines of the Company’s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, the Company generally sells all 20- and 30-year fixed-rate residential mortgage loans at origination. The Company retains residential fixed rate mortgages with terms of 15 years or less and biweekly payment residential mortgages with a term of 30 years or less. Commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the Prime rate, the Federal Funds rate or LIBOR. Investment securities purchases generally have maturities of five years or less, and mortgage-backed securities have weighted average lives between three and five years.
The Asset/Liability Committee meets on at least a monthly basis to review the impact of interest rate changes on net interest income, net interest margin, net income and the economic value of equity. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income and net income.
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 11.0% at December 31, 2018, compared to 9.5% at December 31, 2017. Certificate of deposit accounts are generally short-term. As of December 31, 2018, 77.9% of all certificates of deposit had maturities of one year or less compared to 66.9% at December 31, 2017. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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
•Parallel yield curve shifts for market rates;
•Current asset and liability spreads to market interest rates are fixed;
•Traditional savings and interest bearing demand accounts move at 10% of the rate ramp in either direction;
•Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction, respectively; and
•Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction.
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2018.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	312,916	857	0.3
Static	312,059	—	—
100	308,862	(3,197)	(1.0)
200	305,157	(6,902)	(2.2)
300	301,248	(10,811)	(3.5)

The above table indicates that as of December 31, 2018, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 3.5%, or $10.8 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 0.3%, or $857,000 increase in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2018.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-100	1,583,600	19,219	1.2	16.1	(1.1)
Flat	1,564,381	—	—	16.3	—
100	1,499,923	(64,458)	(4.1)	16.0	(1.7)
200	1,435,251	(129,130)	(8.3)	15.7	(3.7)
300	1,375,471	(188,910)	(12.1)	15.4	(5.5)

The preceding table indicates that as of December 31, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 12.1%, or $188.9 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 1.2%, or $19.2 million increase in the present value of equity.
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

Item 8. Financial Statements and Supplementary Data

The following are included in this item:
A.Report of Independent Registered Public Accounting Firm
B.Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
C.Consolidated Financial Statements:
(1) Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
(2) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
(3) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
(4) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
(5) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
(6) Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1) Condensed Statement of Financial Condition as of December 31, 2018 and 2017
(2) Condensed Statement of Income for the years ended December 31, 2018, 2017 and 2016
(3) Condensed Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016
The supplementary data required by this Item is provided in Note 19 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three - year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three - year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2019

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2018 and 2017
(Dollars in Thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$86,195	$139,557
Short-term investments	56,466	51,277
Total cash and cash equivalents	142,661	190,834
Available for sale debt securities, at fair value	1,063,079	1,037,154
Held to maturity debt securities (fair value of $479,740 and $485,039 at December 31, 2018 and December 31, 2017, respectively).	479,425	477,652
Equity securities, at fair value	635	658
Federal Home Loan Bank Stock	68,813	81,184
Loans	7,250,588	7,325,718
Less allowance for loan losses	55,562	60,195
Net loans	7,195,026	7,265,523
Foreclosed assets, net	1,565	6,864
Banking premises and equipment, net	58,124	63,185
Accrued interest receivable	31,475	29,646
Intangible assets	418,178	420,290
Bank-owned life insurance	193,085	189,525
Other assets	73,703	82,759
Total assets	$9,725,769	$9,845,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,027,708	$4,996,345
Savings deposits	1,051,922	1,083,012
Certificates of deposit of $100,000 or more	414,848	316,074
Other time deposits	335,644	318,735
Total deposits	6,830,122	6,714,166
Mortgage escrow deposits	25,568	25,933
Borrowed funds	1,442,282	1,742,514
Other liabilities	68,817	64,000
Total liabilities	8,366,789	8,546,613
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,325,458 shares outstanding at December 31, 2018, and 83,209,293 shares issued and 66,535,017 shares outstanding at December 31, 2017, respectively.	832	832
Additional paid-in capital	1,021,533	1,012,908
Retained earnings	651,099	586,132
Accumulated other comprehensive loss	(12,336)	(7,465)
Treasury stock	(272,470)	(259,907)
Unallocated common stock held by the Employee Stock Ownership Plan	(29,678)	(33,839)
Common stock acquired by the Directors’ Deferred Fee Plan	(4,504)	(5,175)
Deferred compensation—Directors’ Deferred Fee Plan	4,504	5,175
Total stockholders’ equity	1,358,980	1,298,661
Total liabilities and stockholders’ equity	$9,725,769	$9,845,274

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016
(Dollars in Thousands, except share data)

	Years ended December 31,
	2018	2017	2016
Interest income:
Real estate secured loans	$215,231	$189,896	$180,868
Commercial loans	79,371	72,907	63,022
Consumer loans	19,906	20,301	21,829
Available for sale debt securities and Federal Home Loan Bank Stock	30,981	26,445	22,890
Held to maturity debt securities	12,606	13,027	13,208
Deposits, federal funds sold and other short-term investments	1,734	1,270	498
Total interest income	359,829	323,846	302,315
Interest expense:
Deposits	30,693	19,441	16,947
Borrowed funds	28,460	26,203	26,801
Total interest expense	59,153	45,644	43,748
Net interest income	300,676	278,202	258,567
Provision for loan losses	23,700	5,600	5,400
Net interest income after provision for loan losses	276,976	272,602	253,167
Non-interest income:
Fees	28,084	27,218	26,047
Wealth management income	17,957	17,604	17,556
Bank-owned life insurance	5,514	6,693	5,470
Net gain on securities transactions	2,221	57	64
Other income	4,900	4,125	6,256
Total non-interest income	58,676	55,697	55,393
Non-interest expense:
Compensation and employee benefits	111,496	109,353	106,141
Net occupancy expense	25,056	25,290	24,853
Data processing expense	14,664	13,922	13,228
FDIC Insurance	3,482	3,887	4,887
Advertising and promotion expense	3,836	3,904	3,685
Amortization of intangibles	2,127	2,670	3,391
Other operating expenses	31,074	28,796	27,593
Total non-interest expenses	191,735	187,822	183,778
Income before income tax expense	143,917	140,477	124,782
Income tax expense	25,530	46,528	36,980
Net income	$118,387	$93,949	$87,802
Basic earnings per share	$1.82	$1.46	$1.38
Average basic shares outstanding	64,942,886	64,384,851	63,643,622
Diluted earnings per share	$1.82	$1.45	$1.38
Average diluted shares outstanding	65,103,097	64,579,222	63,851,986
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016
(Dollars in Thousands)

	Years ended December 31,
	2018	2017	2016
Net income	$118,387	$93,949	$87,802
Other comprehensive loss, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized losses arising during the period	(6,129)	(2,163)	(4,431)
Reclassification adjustment for gains included in net income	—	—	(30)
Total	(6,129)	(2,163)	(4,461)
Unrealized gains on derivatives	221	379	242
Amortization related to post-retirement obligations	1,221	(889)	3,368
Total other comprehensive loss	(4,687)	(2,673)	(851)
Total comprehensive income	$113,700	$91,276	$86,951

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December31, 2015	$832	$1,000,810	$507,713	$(2,546)	$(269,014)	$(41,730)	$(6,517)	$6,517	$1,196,065
Net income			87,802						87,802
Other comprehensive loss, net of tax	—	—	—	(851)	—	—	—	—	(851)
Cash dividends paid	—	—	(45,369)	—	—	—	—	—	(45,369)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-09	—	(622)	622	—	—	—	—	—	—
Distributions from DDFP		131					671	(671)	131
Purchases of treasury stock	—	—	—	—	(1,557)	—	—	—	(1,557)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,225)	—	—	—	(1,225)
Shares issued dividend reinvestment plan	—	356	—	—	1,296	—	—	—	1,652
Option exercises	—	(81)	—	—	6,279	—	—	—	6,198
Allocation of ESOP shares	—	1,199	—	—	—	3,752	—	—	4,951
Allocation of SAP shares	—	3,812	—	—	—	—	—	—	3,812
Allocation of stock options	—	172	—	—	—	—	—	—	172
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781
Net income			93,949						93,949
Other comprehensive loss, net of tax	—	—	—	(2,673)	—	—	—	—	(2,673)
Reclassification due to the adoption of ASU No. 2018-02	—	—	1,395	(1,395)	—	—	—	—	—
Cash dividends paid	—	—	(59,980)	—	—	—	—	—	(59,980)
Distributions from DDFP		232					671	(671)	232
Purchases of treasury stock	—	—	—	—	(443)	—	—	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(778)	—	—	—	(778)
Shares issued dividend reinvestment plan	—	712	—	—	1,402	—	—	—	2,114
Option exercises	—	(1,179)	—	—	4,133	—	—	—	2,954
Allocation of ESOP shares	—	2,200	—	—	—	4,139	—	—	6,339
Allocation of SAP shares	—	4,963	—	—	—	—	—	—	4,963
Allocation of stock options	—	203	—	—	—	—	—	—	203
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016 Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income			118,387						118,387
Other comprehensive loss, net of tax	—	—	—	(4,687)	—	—	—	—	(4,687)
Cash dividends paid	—	—	(53,604)	—	—	—	—	—	(53,604)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP		156					671	(671)	156
Purchases of treasury stock	—	—	—	—	(13,172)	—	—	—	(13,172)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,896)	—	—	—	(1,896)
Shares issued dividend reinvestment plan	—	577	—	—	1,132	—	—	—	1,709
Option exercises	—	(366)	—	—	1,373	—	—	—	1,007
Allocation of ESOP shares	—	2,022	—	—	—	4,161	—	—	6,183
Allocation of SAP shares	—	6,046	—	—	—	—	—	—	6,046
Allocation of stock options	—	190	—	—	—	—	—	—	190
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(Dollars in Thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$118,387	$93,949	$87,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,101	11,623	12,760
Provision for loan losses	23,700	5,600	5,400
Deferred tax (benefit) expense	(18,541)	40,634	3,160
Income on Bank-owned life insurance	(5,514)	(6,693)	(5,470)
Net amortization of premiums and discounts on securities	8,540	9,948	10,831
Accretion of net deferred loan fees	(5,773)	(4,655)	(3,408)
Amortization of premiums on purchased loans, net	894	1,021	1,311
Net increase in loans originated for sale	(36,043)	(24,938)	(34,976)
Proceeds from sales of loans originated for sale	37,386	26,387	37,008
Proceeds from sales and paydowns of foreclosed assets	7,963	5,423	6,109
ESOP expense	4,516	4,600	3,706
Allocation of stock award shares	6,046	4,963	3,812
Allocation of stock options	190	203	172
Net gain on sale of loans	(1,343)	(1,449)	(2,032)
Net gain on securities transactions	(2,221)	(57)	(64)
Net gain on sale of premises and equipment	(25)	(20)	(14)
Net gain on sale of foreclosed assets	(798)	(819)	(585)
Increase in accrued interest receivable	(1,829)	(2,564)	(1,316)
Decrease (increase) in other assets	5,266	(52,078)	5,873
Increase (decrease) in other liabilities	4,817	6,142	(2,770)
Net cash provided by operating activities	155,719	117,220	127,309
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	39,534	55,720	62,975
Purchases of held to maturity debt securities	(43,887)	(47,894)	(80,349)
Proceeds from sales of securities	2,212	—	3,401
Proceeds from maturities, calls and paydowns of available for sale debt securities	196,690	220,138	211,440
Purchases of available for sale debt securities	(237,076)	(228,363)	(306,151)
Proceeds from redemption of Federal Home Loan Bank stock	145,191	130,125	56,505
Purchases of Federal Home Loan Bank stock	(132,820)	(135,583)	(54,050)
Proceeds from bank-owned life insurance claims	1,954	4,428	—
Purchases of loans	(1,344)	—	(28,590)
Net decrease (increase) in loans	79,388	(322,443)	(440,999)
Proceeds from sales of premises and equipment	25	20,766	14
Purchases of premises and equipment	(3,162)	(3,231)	(4,995)
Net cash provided by (used in) investing activities	46,705	(306,337)	(580,799)
Cash flows from financing activities:
Net increase in deposits	115,956	160,537	629,642
(Decrease) increase in mortgage escrow deposits	(365)	1,481	1,107
Purchase of treasury stock	(13,172)	(443)	(1,557)
Purchase of employee restricted shares to fund statutory tax withholding	(1,896)	(778)	(1,225)
Cash dividends paid to stockholders	(53,604)	(59,980)	(45,369)
Shares issued to dividend reinvestment plan	1,709	2,114	1,652
Stock options exercised	1,007	2,954	6,198
Proceeds from long-term borrowings	695,000	347,000	355,000
Payments on long-term borrowings	(804,375)	(539,745)	(485,202)

	Years Ended December 31,
	2018	2017	2016
Net (decrease) increase in short-term borrowings	(190,857)	322,514	35,315
Net cash (used in) provided by financing activities	(250,597)	235,654	495,561
Net (decrease) increase in cash and cash equivalents	(48,173)	46,537	42,071
Cash and cash equivalents at beginning of period	190,834	144,297	102,226
Cash and cash equivalents at end of period	$142,661	$190,834	$144,297
Cash paid during the period for:
Interest on deposits and borrowings	$58,959	$46,391	$44,004
Income taxes	$15,259	$40,566	$33,886
Non cash investing activities:
Transfer of loans receivable to foreclosed assets	$1,965	$3,845	$3,631

See accompanying notes to consolidated financial statements.

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
Securities
Securities include held to maturity debt securities and available for sale debt securities. The available for sale debt securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in Stockholders’ Equity. Estimated fair values are based on market quotations or matrix pricing. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity debt securities and carried at amortized cost. Management conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. In this evaluation, if such a decline were deemed other-than-temporary, management would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income (loss). The fair value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities decreases and as interest rates fall, the fair value of fixed-rate securities increases. The Company determines if it has the intent to sell these securities or if it is more likely than not that the Company would be required to sell the securities before the anticipated recovery. If either exists, the entire decline in value is considered other-than-temporary and would be recognized as an expense in the current period.
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
Trust Assets
Trust assets consisting of securities and other property (other than cash on deposit held by the Bank in fiduciary or agency capacities for customers of the Bank’s wholly owned subsidiary, Beacon) are not included in the accompanying consolidated statements of financial condition because such properties are not assets of the Bank.
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30th. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of September 30, 2018. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.
Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 8.8 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisition of Beacon Trust Company ("Beacon") and The MDE Group, Inc. ("MDE")

and are amortized on an accelerated basis over 12.0 years and 10.4 years, respectively. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.
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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document.  At December 31, 2018, there were 257,665 shares held by the DDFP.

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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  These derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings. The effective portion of changes in the fair value of these derivatives are recorded in accumulated other comprehensive income (loss), and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of these derivatives are recognized directly in earnings.
The fair value of the Company's derivatives are determined using discounted cash flow analyses using observable market-based inputs.
Comprehensive Income
Comprehensive income is divided into net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to equity, such as unrealized gains and losses on available for sale debt securities, unrealized gains and losses on derivatives and amortization related to post-retirement obligations. Comprehensive income is presented in a separate Consolidated Statement of Comprehensive Income.
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
Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2018
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost," which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer post-retirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-07 effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring that impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-04 does not change the guidance on completing Step 1 of the goodwill impairment test. Under ASU 2017-04, an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted ASU 2017-04 effective September 2018, and it did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," a new ASU which addresses diversity in practice related to eight specific cash flow issues: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will apply the standard’s provisions using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance for the interim reporting period ended March 31, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, nor was additional disclosure deemed necessary.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities." This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities, except equity method investments, to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted this ASU effective January 1, 2018. As a result, $658,000 of equity securities, as of December 31, 2017, were reclassified from securities available for sale and presented as a separate item on the Consolidated Statements of Financial Condition. The $184,000 after-tax unrealized gain on these securities, at the time of adoption, was reclassified from accumulated other comprehensive income (loss) to retained earnings and is reflected in the Consolidated Statements of Changes in Stockholders' Equity. For financial instruments that are measured at amortized cost, the Company measures fair value utilizing an exit pricing methodology, and as such, no changes were required as a result of the adoption of this guidance.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The objective of this ASU is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and early adoption is permitted. Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;” ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting;” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company's revenue is comprised of net interest income on interest earning assets and liabilities and non-interest income. The scope of guidance explicitly excludes net interest income as well as other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company's revenues are not affected. The Company formed a working group to guide implementation efforts including the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and the respective performance obligations within those contracts.  The Company completed its evaluation of this guidance and concluded there are no material changes related to the timing or amount of revenue recognized. The Company adopted this ASU effective January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including the disaggregation of certain categories of revenue (see Note 22 - "Revenue Recognition").
Accounting Pronouncements Not Yet Adopted
In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The amendments in ASU 2018-16 are required to be adopted concurrently with ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging," which is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company's adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The Company's adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company's adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This ASU only includes instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. The effective date for this ASU is fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted. Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company's adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Company continues to evaluate the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, the Company formed, in the first quarter of 2017, a cross-functional working group, under the direction of the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, audit, finance and information technology, among others. The Company developed a detailed implementation plan to include an assessment of processes and controls, portfolio segmentation, model development, model validation, system requirements and the identification of data and resource needs, among other things. The Company has engaged third-party vendors to assist with model development, data governance and operational controls to support the adoption of this ASU.  Model development and validation is underway, as is the establishment of the control activities required to support the models. The adoption of the ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on debt securities. The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13. It is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset (“ROU”), measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. In the first quarter of 2018, the Company formed a working group to guide the implementation efforts, including the identification and review of all lease agreements within the scope of the guidance. The working group has identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. Also, the working group purchased and implemented a software platform to properly record and track all leases, monitor ROU and lease liabilities and support all accounting and disclosure requirements of the guidance.  The Company adopted both ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.  The adoption of the new standard resulted in the Company recording a ROU and an additional lease liability on its consolidated statement of financial condition of approximately $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments.  The Company also anticipates additional disclosures to be provided on its quarterly report on Form 10-Q for the quarter ended March 31, 2019.  Adoption of the standard did not result in material changes to the Company's consolidated results of operations.

(2) Stockholders’ Equity and Acquisition
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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2018, the liquidation account, which is an off-balance sheet memorandum account, amounted to $10.4 million.
(3) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2018 and 2017 was $35.0 million and $39.5 million, respectively, representing reserves required by banking regulations.

(4) Held to Maturity Debt Securities
Held to maturity debt securities at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,989	1	(94)	4,896
Mortgage-backed securities	187	3	—	190
State and municipal obligations	463,801	4,329	(3,767)	464,363
Corporate obligations	10,448	1	(158)	10,291
	$479,425	4,334	(4,019)	479,740

	2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,308	—	(87)	4,221
Mortgage-backed securities	382	14	—	396
State and municipal obligations	462,942	9,280	(1,738)	470,484
Corporate obligations	10,020	1	(83)	9,938
	$477,652	9,295	(1,908)	485,039

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Held to maturity debt securities having a carrying value of $453.1 million and $409.7 million at December 31, 2018 and 2017, respectively, were pledged to secure other borrowings, securities sold under repurchase agreements and government deposits.
The amortized cost and fair value of held to maturity debt securities at December 31, 2018 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2018
	Amortized cost	Fair value
Due in one year or less	$8,773	8,771
Due after one year through five years	86,008	86,126
Due after five years through ten years	263,750	264,093
Due after ten years	120,707	120,560
	$479,238	479,550
Mortgage-backed securities totaling $187,000 at amortized cost and $190,000 at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments.

During 2018, the Company recognized gains of $10,000 and losses of $1,000 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $32.0 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2018.
For 2017, the Company recognized gains of $60,000 and losses of $3,000 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $32.9 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2017.
For the 2016 period, the Company recognized gains of $15,000 and $1,000 losses related to calls on certain securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $45.9 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2016.
The following table represents the Company’s disclosure on held to maturity debt securities with temporary impairment (in thousands):

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	4,525	(94)	4,525	(94)
State and municipal obligations	96,412	(918)	81,663	(2,849)	178,075	(3,767)
Corporate obligations	—	—	9,004	(158)	9,004	(158)
	$96,412	(918)	95,192	(3,101)	191,604	(4,019)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,821	(87)	—	—	3,821	(87)
State and municipal obligations	37,317	(295)	49,488	(1,443)	86,805	(1,738)
Corporate obligations	9,662	(83)	—		9,662	(83)
	$50,800	(465)	49,488	(1,443)	100,288	(1,908)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2018. Based on its detailed review of the held to maturity debt securites portfolio, the Company believes that as of December 31, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2018 totaled 334, compared with 184 at December 31, 2017. All temporarily impaired investment securities were investment grade at December 31, 2018.

(5) Available for Sale Debt Securities
Available for sale debt securities at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$1,048,415	2,704	(16,150)	1,034,969
State and municipal obligations	2,828	84	—	2,912
Corporate obligations	25,039	268	(109)	25,198
	$1,076,282	3,056	(16,259)	1,063,079

	2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$19,014	—	(9)	19,005
Mortgage-backed securities	993,548	4,914	(10,095)	988,367
State and municipal obligations	3,259	129	—	3,388
Corporate obligations	26,047	359	(12)	26,394
	$1,041,868	5,402	(10,116)	1,037,154
Available for sale debt securities having a carrying value of $524.2 million and $939.4 million at December 31, 2018 and 2017, respectively, are pledged to secure other borrowings and securities sold under repurchase agreements.
The amortized cost and fair value of available for sale debt securities at December 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2018
	Amortized cost	Fair value
Due after one year through five years	$3,006	2,967
Due after five years through ten years	24,861	25,143
	$27,867	28,110
Mortgage-backed securities totaling $1.05 billion at amortized cost and $1.03 billion at fair value are excluded from the table above as their expected lives are expected to be shorter than the contractual maturity date due to principal prepayments.
During 2018, the Company sold 15,046 VISA Class B common shares at a gross gain of approximately $2.2 million.  For 2017  and 2016, there were no sales or calls of securities from the available for sale debt securities portfolio.
For the years ended December 31, 2018, 2017 and 2016, the Company did not incur an other-than-temporary impairment charge on available for sale debt securities.

The following table represents the Company’s disclosure on available for sale debt securities with temporary impairment (in thousands):

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$218,175	(2,173)	545,880	(13,977)	764,055	(16,150)
Corporate obligations	7,897	(109)	—	—	7,897	(109)
	$226,072	(2,282)	545,880	(13,977)	771,952	(16,259)

	December 31, 2017 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$12,006	(8)	6,999	(1)	19,005	(9)
Mortgage-backed securities	420,746	(3,936)	235,056	(6,159)	655,802	(10,095)
Corporate obligations	—	—	989	(12)	989	(12)
	$432,752	(3,944)	243,044	(6,172)	675,796	(10,116)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2018. Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of December 31, 2018, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2018, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2018 totaled 175, compared with 122 at December 31, 2017. There was one private label mortgage-backed security in an unrealized loss position at December 31, 2018, with an amortized cost of $32,000 and unrealized loss of $1,000. This private label mortgage-backed security was investment grade at December 31, 2018.

(6) Loans Receivable and Allowance for Loan Losses
Loans receivable at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018	2017
Mortgage loans:
Residential	$1,099,464	1,142,347
Commercial	2,299,313	2,171,056
Multi-family	1,339,677	1,403,885
Construction	388,999	392,580
Total mortgage loans	5,127,453	5,109,868
Commercial loans	1,695,021	1,745,138
Consumer loans	431,428	473,957
Total gross loans	7,253,902	7,328,963
Purchased credit-impaired ("PCI") loans	899	969
Premiums on purchased loans	3,243	4,029
Unearned discounts	(33)	(36)
Net deferred fees	(7,423)	(8,207)
Total loans	$7,250,588	7,325,718
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2018, 2017 and 2016, $894,000, $1.0 million and $1.3 million decreased interest income, respectively, as a result of prepayments and normal amortization.
The following table summarizes the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	At December 31, 2018
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$4,188	5,557	5,853	—	15,598	1,083,866	1,099,464
Commercial	—	—	3,180	—	3,180	2,296,133	2,299,313
Multi-family	—	—	—	—	—	1,339,677	1,339,677
Construction	—	—	—	—	—	388,999	388,999
Total mortgage loans	4,188	5,557	9,033	—	18,778	5,108,675	5,127,453
Commercial loans	425	13,565	15,391	—	29,381	1,665,640	1,695,021
Consumer loans	1,238	610	1,266	—	3,114	428,314	431,428
Total gross loans	$5,851	19,732	25,690	—	51,273	7,202,629	7,253,902

	At December 31, 2017
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$7,809	4,325	8,105	—	20,239	1,122,108	1,142,347
Commercial	1486	—	7,090	—	8,576	2,162,480	2,171,056
Multi-family	—	—	—	—	—	1,403,885	1,403,885
Construction	—	—	—	—	—	392,580	392,580
Total mortgage loans	9,295	4,325	15,195	—	28,815	5,081,053	5,109,868
Commercial loans	551	406	17,243	—	18,200	1,726,938	1,745,138
Consumer loans	2,465	487	2,491	—	5,443	468,514	473,957
Total gross loans	$12,311	5,218	34,929	—	52,458	7,276,505	7,328,963

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $25.7 million and $34.9 million at December 31, 2018 and 2017, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2018 and 2017.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.4 million, $1.9 million and $2.2 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $1.8 million and $1.5 million respectively.
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
At December 31, 2018, there were 152 impaired loans totaling $50.7 million, of which 148 loans totaling $46.8 million were TDRs. Included in this total were 129 TDRs related to 124 borrowers totaling $35.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2018. At December 31, 2017, there were 149 impaired loans totaling $52.0 million, of which 141 loans totaling $41.7 million were TDRs. Included in this total were 125 TDRs related to 121 borrowers totaling $31.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2017.
Loans receivable summarized by portfolio segment and impairment method, excluding PCI loans are as follows (in thousands):

	At December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,680	23,747	2,257	50,684
Collectively evaluated for impairment	5,102,773	1,671,274	429,171	7,203,218
Total gross loans	$5,127,453	1,695,021	431,428	7,253,902

	At December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$28,459	21,223	2,359	52,041
Collectively evaluated for impairment	5,081,409	1,723,915	471,598	7,276,922
Total gross loans	$5,109,868	1,745,138	473,957	7,328,963
The allowance for loan losses is summarized by portfolio segment and impairment classification, excluding PCI loans as follows (in thousands):

	At December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Total
Individually evaluated for impairment	$1,026	92	47	1,165	1,165
Collectively evaluated for impairment	26,652	25,601	2,144	54,397	54,397
Total	$27,678	25,693	2,191	55,562	55,562

	At December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Total
Individually evaluated for impairment	$1,486	1,134	70	2,690	2,690
Collectively evaluated for impairment	26,566	28,680	2,259	57,505	57,505
Total	$28,052	29,814	2,329	60,195	60,195
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

The following tables present the number of loans modified as TDRs during the years ended December 31, 2018 and 2017 and their balances immediately prior to the modification date and post-modification as of December 31, 2018 and 2017.

	Year Ended December 31, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	6	$981	945
Total mortgage loans	6	981	945
Commercial loans	8	9,192	7,888
Consumer loans	1	336	332
Total restructured loans	15	$10,509	9,165

	Year Ended December 31, 2017
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	5	$2,468	2,260
Total mortgage loans	5	2,468	2,260
Commercial loans	1	874	874
Consumer loans	2	262	257
Total restructured loans	8	$3,604	3,391

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2018 and 2017 exceeded the carrying amounts of such loans. During the year ended December 31, 2018, there were $8.3 million of charge-offs recorded on collateral dependent impaired loans. There were $5.1 million of charge-offs recorded on collateral dependent impaired loans for the year ended December 31, 2017.  The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $119,000 and $166,000 at December 31, 2018 and 2017, respectively and were included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.41% and 4.18%, compared to a yield of 5.46% and 4.19% prior to modification for the years ended December 31, 2018 and 2017, respectively.
The following table presents loans modified as TDRs within the previous 12 months from December 31, 2018 and 2017, and for which there was a payment default (90 days or more past due) at the quarter ended December 30, 2018 and 2017.

	December 31, 2018		December 31, 2017
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Commercial Loans	3	$1,344	—	$—
Total restructured loans	3	$1,344	—	$—

There were three loans to one borrower which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending December 31, 2018. There were no payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month period ending December 31, 2017.
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. At December 31, 2018, PCI loans totaled $899,000, compared to $1.0 million at December 31, 2017. The $70,000 decrease from December 31, 2017 was largely due to the full repayment and greater than projected cash flows on certain PCI loans.
The following table summarizes the changes in the accretable yield for PCI loans for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017
Beginning balance	$101	200
Accretion	(88)	(320)
Reclassification from non-accretable difference	99	221
Ending balance	$112	101
The activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$60,195	61,883	61,424
Provision charged to operations	23,700	5,600	5,400
Recoveries of loans previously charged off	1,685	1,653	2,009
Loans charged off	(30,018)	(8,941)	(6,950)
Balance at end of period	$55,562	60,195	61,883

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	For the Year Ended December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Total
Balance at beginning of period	$28,052	29,814	2,329	60,195	60,195
Provision charged to operations	(586)	24,437	(151)	23,700	23,700
Recoveries of loans previously charged off	489	428	768	1,685	1,685
Loans charged off	(277)	(28,986)	(755)	(30,018)	(30,018)
Balance at end of period	$27,678	25,693	2,191	55,562	55,562

	For the Year Ended December 31, 2017
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments	Total
Balance at beginning of period	$29,626	29,143	3,114	61,883	61,883
Provision charged to operations	(1,139)	7,058	(319)	5,600	5,600
Recoveries of loans previously charged off	66	800	787	1,653	1,653
Loans charged off	(501)	(7,187)	(1,253)	(8,941)	(8,941)
Balance at end of period	$28,052	29,814	2,329	60,195	60,195

Impaired loans receivable by class, excluding PCI loans are summarized as follows (in thousands):

	At December 31, 2018					At December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$15,013	12,005	—	12,141	594	$13,239	10,477	—	10,552	479
Commercial	1,550	1,546	—	1,546	—	5,037	4,908	—	5,022	12
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	16,563	13,551	—	13,687	594	18,276	15,385	—	15,574	491
Commercial loans	21,746	16,254	—	17,083	328	19,196	14,984	—	15,428	395
Consumer loans	1,871	1,313	—	1,386	90	1,582	1041	—	1,150	69
Total loans	$40,180	31,118	—	32,156	1,012	$39,054	31,410	—	32,152	955
Loans with an allow-ance recorded
Mortgage loans:
Residential	$10,573	10,090	954	10,186	425	$13,052	12,010	1,351	12,150	475
Commercial	1,039	1,039	72	1,052	53	1,064	1,064	135	1,076	54
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	11,612	11,129	1,026	11,238	478	14,116	13,074	1,486	13,226	529
Commercial loans	7,493	7,493	92	9,512	435	7,097	6,239	1134	7,318	208
Consumer loans	954	944	47	962	40	1,329	1,318	70	1,349	64
Total loans	$20,059	19,566	1,165	21,712	953	$22,542	20,631	2,690	21,893	801
Total
Mortgage loans:
Residential	$25,586	22,095	954	22,327	1019	$26,291	22,487	1,351	22,702	954
Commercial	2,589	2,585	72	2,598	53	6,101	5,972	135	6,098	66
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	28,175	24,680	1,026	24,925	1,072	32,392	28,459	1,486	28,800	1,020
Commercial loans	29,239	23,747	92	26,595	763	26,293	21,223	1134	22,746	603
Consumer loans	2,825	2,257	47	2,348	130	2,911	2,359	70	2,499	133
Total loans	$60,239	50,684	1,165	53,868	1,965	$61,596	52,041	2,690	54,045	1,756

At December 31, 2018, impaired loans consisted of 152 residential, commercial and commercial mortgage loans totaling $50.7 million, of which 23 loans totaling $15.1 million were included in nonaccrual loans. At December 31, 2017, impaired loans consisted of 149 residential, commercial and commercial mortgage loans totaling $52.0 million, of which 24 loans totaling $20.3 million were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.2 million and $2.7 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, impaired loans for which there was no related allowance for loan losses totaled $31.1 million and $31.4 million, respectively. The average balances of impaired loans during the years ended December 31, 2018 and 2017 were $53.9 million and $54.0 million, respectively.

In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $1.26 billion and $1.71 billion, at December 31, 2018 and 2017, respectively, and undisbursed home equity and personal credit lines of $233.9 million and $270.9 million, at December 31, 2018 and 2017, respectively) exist, which are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Loans receivable by credit quality risk rating indicator, excluding PCI loans are as follows (in thousands):

	At December 31, 2018
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$5,071	14,496	228	—	19,795	67,396	610	87,801
Substandard	7,878	13,292	—	6,181	27,351	45,180	1,711	74,242
Doubtful	—	—	—	—	—	923	—	923
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,949	27,788	228	6,181	47,146	113,499	2,321	162,966
Acceptable/watch	1,086,515	2,271,525	1,339,449	382,818	5,080,307	1,581,522	429,107	7,090,936
Total outstanding loans	$1,099,464	2,299,313	1,339,677	388,999	5,127,453	1,695,021	431,428	7,253,902

	At December 31, 2017
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$4,325	19,172	15	—	23,512	20,738	486	44,736
Substandard	8,105	25,069	—	—	33,174	29,734	2,491	65,399
Doubtful	—	—	—	—	—	428	—	428
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,430	44,241	15	—	56,686	50,900	2,977	110,563
Acceptable/watch	1,129,917	2,126,815	1,403,870	392,580	5,053,182	1,694,238	470,980	7,218,400
Total outstanding loans	$1,142,347	2,171,056	1,403,885	392,580	5,109,868	1,745,138	473,957	7,328,963

(7) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Land	$12,440	12,440
Banking premises	58,351	58,523
Furniture, fixtures and equipment	44,602	45,184
Leasehold improvements	35,106	35,240
Construction in progress	1,563	1,036
	152,062	152,423
Less accumulated depreciation and amortization	93,938	89,238
Total banking premises and equipment	$58,124	63,185
On December 13, 2017, the Company completed the sale and leaseback of 12 of its New Jersey banking offices, which had a net book value of $14.5 million. Net proceeds from the sale totaled $20.7 million. The net gain on sale of $6.2 million is being recognized over the 10 year term of the leases as a reduction of rent expense.
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 amounted to $8.0 million, $9.0 million and $9.4 million, respectively.

(8) Intangible Assets
Intangible assets at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018	2017
Goodwill	$411,600	411,600
Core deposit premiums	2,539	3,470
Customer relationship and other intangibles	3,410	4,483
Mortgage servicing rights	629	737
Total intangible assets	$418,178	420,290
Amortization expense of intangible assets for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Core deposit premiums	$931	1,076	1,300
Customer relationship and other intangibles	1,073	1,474	1,909
Mortgage servicing rights	123	120	182
Total amortization expense of intangible assets	$2,127	2,670	3,391

Scheduled amortization of core deposit premiums and customer relationship and other intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2019	$1,709
2020	1,415
2021	1,120
2022	825
2023	533

(9) Deposits
Deposits at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018	Weighted average interest rate	2017	Weighted average interest rate
Savings deposits	$1,051,922	0.16%	$1,083,012	0.17%
Money market accounts	1,496,310	0.63	1,532,024	0.36
NOW accounts	2,049,645	0.73	2,011,334	0.46
Non-interest bearing deposits	1,481,753	—	1,452,987	—
Certificates of deposit	750,492	1.58	634,809	0.94
Total deposits	$6,830,122		$6,714,166
 Scheduled maturities of certificates of deposit accounts at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Within one year	$584,478	424,448
One to three years	119,655	150,280
Three to five years	45,518	56,529
Five years and thereafter	841	3,552
	$750,492	634,809
Interest expense on deposits for the years ended December 31, 2018, 2017 and 2016 is summarized as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Savings deposits	$1,923	2,092	1,709
NOW and money market accounts	20,450	12,205	10,106
Certificates of deposits	8,320	5,144	5,132
	$30,693	19,441	16,947

(10) Borrowed Funds
Borrowed funds at December 31, 2018 and 2017 are summarized as follows (in thousands):

	2018	2017
Securities sold under repurchase agreements	$121,322	143,179
FHLB line of credit	283,000	472,000
FHLB advances	1,037,960	1,127,335
Total borrowed funds	$1,442,282	1,742,514

At December 31, 2018, FHLB advances were at fixed rates and mature between January 2019 and April 2022, and at December 31, 2017, FHLB advances were at fixed rates and mature between January 2018 and April 2022. These advances are secured by loans receivable and investment securities under a blanket collateral agreement.
Scheduled maturities of FHLB advances at December 31, 2018 are as follows (in thousands):

2018
Due in one year or less	$601,551
Due after one year through two years	359,169
Due after two years through three years	67,240
Due after three years through four years	10,000
Thereafter	—
Total FHLB advances	$1,037,960
Scheduled maturities of securities sold under repurchase agreements at December 31, 2018 are as follows (in thousands):

2018
Due in one year or less	$121,322
Thereafter	—
Total securities sold under repurchase agreements	$121,322
The following tables set forth certain information as to borrowed funds for the years ended December 31, 2018 and 2017 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2018:
Securities sold under repurchase agreements	$153,715	139,729	1.04%
FHLB line of credit	487,000	259,189	2.09
FHLB advances	1,256,525	1,136,988	1.90
2017:
Securities sold under repurchase agreements	$210,702	164,982	1.26%
FHLB line of credit	472,000	179,003	1.17
FHLB advances	1,288,448	1,237,979	1.78
Securities sold under repurchase agreements include wholesale borrowing arrangements, as well as arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2018, no contributions will be made to the pension plan in 2019.
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

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2018	2017	2016	2018	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$31,970	29,533	28,274	22,757	20,805	25,694
Service cost	—	—	—	115	105	150
Interest cost	1,094	1,227	1,247	786	871	1,138
Actuarial loss	—	—	70	18	—	—
Benefits paid	(1,401)	(1,590)	(1,247)	(590)	(560)	(682)
Change in actuarial assumptions	(2,785)	2,800	1,189	(3,058)	1,536	(5,495)
Benefit obligation at end of year	$28,878	31,970	29,533	20,028	22,757	20,805
Change in plan assets:
Fair value of plan assets at beginning of year	$46,870	43,153	41,448	—	—	—
Actual return on plan assets	(2,020)	5,307	2,952	—	—	—
Employer contributions	—	—	—	590	560	682
Benefits paid	(1,401)	(1,590)	(1,247)	(590)	(560)	(682)
Fair value of plan assets at end of year	43,449	46,870	43,153	—	—	—
Funded status at end of year	$14,571	14,900	13,620	(20,028)	(22,757)	(20,805)
For the years ended December 31, 2018 and 2017, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the RP 2014 mortality table with the fully generational projection scale MP 2018 and MP 2017 issued by The Society of Actuaries ("SOA") in October 2018 and 2017, respectively. The prepaid pension benefits of $14.6 million and the unfunded post-retirement healthcare and life insurance benefits of $20.0 million at December 31, 2018 are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2018 and 2017 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2018	2017	2018	2017
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (gain)	12,300	11,091	(7,425)	(4,781)
Total accumulated other comprehensive loss (gain)	$12,300	11,091	(7,425)	(4,781)

Net periodic benefit (increase) cost for the years ending December 31, 2018, 2017 and 2016, included the following components (in thousands):

	Pension			Post-retirement
	2018	2017	2016	2018	2017	2016
Service cost	$—	—	—	115	105	150
Interest cost	1,094	1,227	1,247	786	871	1,138
Return on plan assets	(2,769)	(2,550)	(2,449)	—	—	—
Amortization of:
Net loss (gain)	795	920	943	(396)	(677)	—
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic benefit (increase) cost	$(880)	(403)	(259)	505	299	1,288

The weighted average actuarial assumptions used in the plan determinations at December 31, 2018, 2017 and 2016 were as follows:

	Pension			Post-retirement
	2018	2017	2016	2018	2017	2016
Discount rate	4.25%	3.50%	4.25%	4.25%	3.50%	4.25%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 4.25% was selected for the December 31, 2018 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2018 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$160	130
Effect on post-retirement benefits obligation	$3,200	2,600
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2019	$1,528	$682
2020	1,566	708
2021	1,621	770
2022	1,645	828
2023	1,712	834

The weighted-average asset allocation of pension plan assets at December 31, 2018 and 2017 were as follows:

Asset Category	2018	2017
Domestic equities	34%	38%
Foreign equities	11%	11%
Fixed income	53%	49%
Real estate	2%	2%
Cash	—%	—%
Total	100%	100%
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
Management strives to have pension plan assets sufficiently diversified so that adverse or unexpected results from one security class will not have a significant detrimental impact on the entire portfolio. The target allocation of assets and acceptable ranges around the targets are as follows:

Asset Category	Target	Allowable Range
Domestic equities	37%	30-41%
Foreign equities	11%	5-13%
Fixed income	50%	40-65%
Real estate	2%	0-4%
Cash	—%	—%
Total	100%
The Company anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are the result of investment decisions by a third-party investment manager.
The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2018 and 2017, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$100	—	100	—
Mutual funds:
Fixed income	15,252	15,252	—	—
International equity	4,649	4,649	—	—
Large U.S. equity	1,224	1,224	—	—
Small/Mid U.S. equity	772	772	—	—
Total mutual funds	21,897	21,897	—	—
Pooled separate accounts	21,452	—	21,452	—
Total investments	$43,449	21,897	21,552	—

	Fair value measurements at December 31, 2017
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$120	—	120	—
Mutual funds:
Fixed income	13,725	13,725	—	—
International equity	5,110	5,110	—	—
Large U.S. equity	1,431	1,431	—	—
Small/Mid U.S. equity	950	950	—	—
Total mutual funds	21,216	21,216	—	—
Pooled separate accounts	25,534	—	25,534	—
Total investments	$46,870	21,216	25,654	—
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2018, 2017 and 2016, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2018, 2017 and 2016 were $973,000, $890,000 and $850,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This plan was frozen as of April 1, 2003. The Supplemental Executive Retirement Plan, which is unfunded, provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $82,000, $91,000 and $96,000 for the years 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, $2.0 million and $2.0 million, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, an increase of $119,000, a decrease of $120,000, and a decrease of $30,000, net of tax, were recorded in other comprehensive income (loss) for 2018, 2017 and 2016, respectively.
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
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $10,000, $12,500, and $17,500 to former board members under this plan for each of the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, $139,000 and $142,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. An increase of $3,000, a decrease of $1,000, and a decrease of $3,000, net of tax, were recorded in other comprehensive income (loss) for 2018, 2017 and 2016, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2018, was $36.8 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the years ending December 31, 2018 and 2017, 243,527 shares and 242,254 shares from the ESOP were released, respectively. Unallocated ESOP shares held in suspense totaled 1,737,009 at December 31, 2018, and had a fair value of $41.9 million. ESOP compensation expense for the years ended December 31, 2018, 2017 and 2016 was $4.5 million, $4.6 million and $3.7 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the years ending December 31, 2018, 2017 and 2016 was $18,000, $17,500 and $14,500, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2018, 2017 and 2016 was $121,000, $105,000 and $93,000, respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
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
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $6.0 million, $5.0 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2018	2017	2016
Outstanding at beginning of year	660,783	547,698	591,746
Granted	296,411	288,519	351,836
Forfeited	(56,296)	(62,677)	(178,632)
Vested	(249,799)	(112,757)	(217,252)
Outstanding at the end of year	651,099	660,783	547,698
As of December 31, 2018, unrecognized compensation cost relating to unvested restricted stock totaled $6.2 million. This amount will be recognized over a remaining weighted average period of 1.7 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, 2018, 2017 and 2016, and changes during the year is presented below:

	2018		2017		2016
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	507,656	$16.84	703,669	$14.70	1,084,686	$15.32
Granted	43,124	25.58	42,857	26.31	76,327	18.70
Exercised	(79,801)	12.61	(238,370)	12.22	(368,838)	16.92
Forfeited	—	—	—	—	(82,006)	16.42
Expired	—	—	(500)	17.94	(6,500)	18.55
Outstanding at the end of year	470,979	$18.36	507,656	$16.84	703,669	$14.70

The total fair value of options vesting during 2018, 2017 and 2016 was $189,000, $168,000 and $247,000, respectively.
Compensation expense of approximately $128,000, $72,000 and $10,000 is projected for 2019, 2020 and 2021, respectively, on stock options outstanding at December 31, 2018.
The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$10.34-15.23	161,938	3.0 years	$14.50	161,938	$14.50
$16.38-26.31	309,041	6.8 years	$20.03	204,905	$18.28

The stock options outstanding and stock options exercisable at December 31, 2018 have an aggregate intrinsic value of $3.0 million and $2.8 million, respectively.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $190,000, $203,000 and $172,000 for 2018, 2017 and 2016, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2018	2017	2016
Expected dividend yield	3.13%	2.89%	3.64%
Expected volatility	20.65%	20.34%	20.71%
Risk-free interest rate	2.65%	2.05%	1.21%
Expected option life	8 years	8 years	8 years
The weighted average fair value of options granted during 2018, 2017 and 2016 was $4.29, $4.20 and $2.26 per option, respectively.

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

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$41,578	4,163	32,506
State	2,493	1,731	1,314
Total current	44,071	5,894	33,820
Deferred:
Federal	(17,302)	39,003	2,606
State	(1,239)	1,631	554
Total deferred	(18,541)	40,634	3,160
	$25,530	46,528	36,980

The Company recorded a deferred tax benefit of ($2.4) million, ($1.4) million and ($3.0) million during 2018, 2017 and 2016, respectively, related to the unrealized (loss) gain on securities available for sale, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax expense (benefit) of $379,000, ($315,000) and $2.3 million in 2018, 2017 and 2016, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.
A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Tax expense at statutory rates (1)	$30,223	49,167	43,674
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	1,002	2,185	1,215
Tax-exempt interest income	(2,839)	(5,097)	(5,286)
Bank-owned life insurance	(1,158)	(2,343)	(1,915)
Enactment of Tax Act	—	3,912	—
Other, net	(1,698)	(1,296)	(708)
	$25,530	46,528	36,980
(1) The statutory tax rate for 2018 was $21% and 35% for 2017 and 2016.

The net deferred tax asset is included in other assets in the consolidated statements of financial condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$13,968	14,884
Post-retirement benefit	7,481	7,265
Deferred compensation	1,371	1,382
Purchase accounting adjustments	1,562	1,242
Depreciation	215	2,284
SERP	694	651
ESOP	1,929	2,000
Stock-based compensation	4,464	4,066
Non-accrual interest	867	839
Unrealized loss on securities	3,599	1,180
State NOL	—	18
Federal NOL	363	270
Pension liability adjustments	1,358	1,495
Other	2,164	2,561
Total gross deferred tax assets	40,035	40,137
Deferred tax liabilities:
Deferred REIT dividend	—	22,264
Pension expense	7,322	6,857
Deferred loan costs	4,872	4,043
Investment securities, principally due to accretion of discounts	93	79
Intangibles	1,159	775
Originated mortgage servicing rights	165	184
Total gross deferred tax liabilities	13,611	34,202
Net deferred tax asset	$26,424	5,935
Retained earnings at December 31, 2018 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2018, the Company had an unrecognized tax liability of $14.1 million with respect to this reserve.
As a result of the Beacon Trust acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $1.7 million of net operating loss ("NOL") carryforwards available to offset future taxable income as of December 31, 2018. If not utilized, these carryforwards will expire in 2031. Pursuant to the Tax Act, NOLs created after December 31, 2017 may be carried forward indefinitely and utilization is subject to 80% of taxable income. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $197,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2018 and 2017.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return.  For tax periods prior to December 31, 2018, New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. As a result of the newly enacted legislation that New Jersey effectuated on July 1, 2018, beginning in 2019, the Company will be required to file a combined New Jersey state income tax return.  Also, the Company and its subsidiaries file a combined New York State income tax return on apportioned and allocated income. The Company, through its bank subsidiary, files a Pennsylvania Mutual Thrift Institution Tax return. The Company's Federal and New York State income tax returns are open for examination from 2016, the New Jersey State income tax returns are open for examination from 2015, and the Pennsylvania Mutual Thrift Institutions return is open from 2015. During the fourth quarter of 2017, the Internal Revenue Service completed its examination of the Company's 2014 Federal tax return. The completion of the examination did not have a material impact on the Company's effective income tax rate. The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate.
(13) Lease Commitments
The approximate future minimum rental commitments, exclusive of taxes and other related charges, for all significant non-cancellable operating leases at December 31, 2018, are summarized as follows (in thousands):

Year ending December 31,
2019	$8,012
2020	7,562
2021	5,352
2022	3,808
2023	3,383
Thereafter	10,733
$38,850
Rental expense was $10.5 million, $8.8 million and $8.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The Company is involved in various legal actions and claims arising in the normal course of its business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition or results of operations.
A substantial portion of the Bank’s loans are secured by real estate located in New Jersey. Accordingly, the collectability of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in local real estate market conditions and general business environment.
(15) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2018, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was effective on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer during the calendar year 2018 was 1.875% and increased to 2.5% on January 1, 2019.

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
As of December 31, 2018 and 2017, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.
The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2018 and 2017, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2018 and 2017, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 leverage capital	$953,768	10.24%	$372,458	4.00%	$372,458	4.00%	$465,573	5.00%
Common equity Tier 1 risk-based capital	953,768	12.54	342,277	4.50	484,893	6.38	494,400	6.50
Tier 1 risk-based capital	953,768	12.54	456,370	6.00	598,985	7.88	608,493	8.00
Total risk-based capital	1,009,475	13.27	608,493	8.00	751,108	9.88	760,616	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Tier 1 leverage capital	$887,924	9.65%	$367,999	4.00%	$367,999	4.00%	$459,999	5.00%
Common equity Tier 1 risk-based capital	887,924	11.87	336,736	4.50	430,260	5.75	486,381	6.50
Tier 1 risk-based capital	887,924	11.87	448,981	6.00	542,502	7.25	598,623	8.00
Total risk-based capital	948,119	12.67	598,642	8.00	692,157	9.25	748,278	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with Capital Conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 leverage capital	$917,659	9.86%	$372,443	4.00%	$372,443	4.00%	$465,553	5.00%
Common equity Tier 1 risk-based capital	917,659	12.06	342,279	4.50	484,895	6.38	494,403	6.50
Tier 1 risk-based capital	917,659	12.06	456,372	6.00	598,988	7.88	608,496	8.00
Total risk-based capital	973,366	12.80	608,496	8.00	751,113	9.88	760,620	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Tier 1 leverage capital	$834,084	9.07%	$367,986	4.00%	$367,986	4.00%	$459,983	5.00%
Common equity Tier 1 risk-based capital	834,084	11.15	336,721	4.50	430,254	5.75	486,374	6.50
Tier 1 risk-based capital	834,084	11.15	448,961	6.00	542,494	7.25	598,615	8.00
Total risk-based capital	894,430	11.95	598,615	8.00	692,148	9.25	748,268	10.00

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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2018 and December 31, 2017.
Available for Sale Debt Securities
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2018 and 2017.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2018 and 2017.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2018 and 2017, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,034,969	—	1,034,969	—
State and municipal obligations	2,912	—	2,912	—
Corporate obligations	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	—	1,063,079	—
Equity Securities	635	635	—	—
Derivative assets	15,634	—	15,634
	$1,079,348	635	1,078,713	—

Derivative liabilities	$14,766	—	14,766	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$4,285	—	—	4,285
Foreclosed assets	1,565	—	—	1,565
	$5,850	—	—	5,850

		Fair Value Measurements at Reporting Date Using:
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$19,005	19,005	—	—
Mortgage-backed securities	988,367	—	988,367	—
State and municipal obligations	3,388	—	3,388	—
Corporate obligations	26,394	—	26,394	—
Total available for sale debt securities	$1,037,154	19,005	1,018,149	—
Equity Securities	658	658	—	—
Derivative assets	7,219	—	7,219	—
	$1,045,031	19,663	1,025,368	—

Derivative liabilities	$6,315	—	6,315	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$6,971	—	—	6,971
Foreclosed assets	6,864	—	—	6,864
	$13,835	—	—	13,835
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2018 and 2017.

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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2018 and December 31, 2017.  Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$142,661	142,661	142,661	—	—
Available for sale debt securities:
Mortgage-backed securities	1,034,969	1,034,969	—	1,034,969	—
State and municipal obligations	2,912	2,912	—	2,912	—
Corporate obligations	25,198	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	1,063,079	—	1,063,079	—
Held to maturity debt securities:
Agency obligations	$4,989	4,896	4,896	—	—
Mortgage-backed securities	187	190	—	190	—
State and municipal obligations	463,801	464,363	—	464,363	—
Corporate obligations	10,448	10,291	—	10,291	—
Total held to maturity debt securities	$479,425	479,740	4,896	474,844	—
FHLBNY stock	68,813	68,813	68,813	—	—
Equity Securities	635	635	635	—	—
Loans, net of allowance for loan losses	7,195,026	7,104,380	—	—	7,104,380
Derivative assets	15,634	15,634	—	15,634	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,630	6,079,630	6,079,630	—	—
Certificates of deposit	750,492	746,753	—	746,753	—
Total deposits	$6,830,122	6,826,383	6,079,630	746,753	—
Borrowings	1,442,282	1,431,001	—	1,431,001	—
Derivative liabilities	14,766	14,766	—	14,766	—

		Fair Value Measurements at December 31, 2017 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$190,834	190,834	190,834	—	—
Available for sale debt securities:
Agency obligations	19,005	19,005	19,005	—	—
Mortgage-backed securities	988,367	988,367	—	988,367	—
State and municipal obligations	3,388	3,388	—	3,388	—
Corporate obligations	26,394	26,394	—	26,394	—
Total available for sale debt securities	$1,037,154	1,037,154	19,005	1,018,149	—
Held to maturity debt securities:
Agency obligations	$4,308	4,221	4,221	—	—
Mortgage-backed securities	382	396	—	396	—
State and municipal obligations	462,942	470,484	—	470,484	—
Corporate obligations	10,020	9,938	—	9,938	—
Total held to maturity debt securities	$477,652	485,039	4,221	480,818	—
FHLBNY stock	81,184	81,184	81,184	—	—
Equity Securities	658	658	658	—	—
Loans, net of allowance for loan losses	7,265,523	7,217,705	—	—	7,217,705
Derivative assets	7,219	7,219	—	7,219

Financial liabilities:
Deposits other than certificates of deposits	$6,079,357	6,079,357	6,079,357	—	—
Certificates of deposit	634,809	632,744	—	632,744	—
Total deposits	$6,714,166	6,712,101	6,079,357	632,744	—
Borrowings	1,742,514	1,739,102	—	1,739,102	—
Derivative liabilities	6,315	6,315		6,315

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2018 and 2017.

	2018 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$86,331	88,315	91,261	93,922
Interest expense	13,054	14,035	15,475	16,589
Net interest income	73,277	74,280	75,786	77,333
Provision for loan losses	5,400	15,500	1000	1,800
Net interest income after provision for loan losses	67,877	58,780	74,786	75,533
Non-interest income	13,307	13,837	15,916	15,616
Non-interest expense	46,910	48,806	46,659	49,360
Income before income tax expense	34,274	23,811	44,043	41,789
Income tax expense	6,361	4,568	8,575	6,026
Net income	$27,913	19,243	35,468	35,763
Basic earnings per share	$0.43	$0.30	$0.55	$0.55
Diluted earnings per share	$0.43	$0.30	$0.54	$0.55

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$77,913	80,443	81,894	83,596
Interest expense	10,878	11,388	11,682	11,696
Net interest income	67,035	69,055	70,212	71,900
Provision for loan losses	1,500	1,700	500	1,900
Net interest income after provision for loan losses	65,535	67,355	69,712	70,000
Non-interest income	12,465	14,819	15,112	13,301
Non-interest expense	46,124	47,340	46,280	48,078
Income before income tax expense	31,876	34,834	38,544	35,223
Income tax expense	8,368	10,451	11,969	15,740
Net income	$23,508	24,383	26,575	19,483
Basic earnings per share	$0.37	$0.38	$0.41	$0.30
Diluted earnings per share	$0.37	$0.38	$0.41	$0.30

(18) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2018	2017	2016
Net income	$118,387	93,949	87,802
Basic weighted average common shares outstanding	64,942,886	64,384,851	63,643,622
Plus:
Dilutive shares	160,211	194,371	208,364
Diluted weighted average common shares outstanding	65,103,097	64,579,222	63,851,986
Earnings per share:
Basic	$1.82	1.46	1.38
Diluted	$1.82	1.45	1.38
Anti-dilutive stock options and awards totaling 443,748 shares, 369,772 shares and 432,895 shares at December 31, 2018, 2017 and 2016, respectively, were excluded from the earnings per share calculations.

(19) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$7,569	16,921
Available for sale debt securities, at fair value	635	658
Investment in subsidiary	1,322,871	1,244,670
Due from subsidiary—SAP	(7,996)	(4,419)
ESOP loan	36,756	41,419
Other assets	92	(37)
Total assets	$1,359,927	1,299,212
Liabilities and Stockholders’ Equity
Other liabilities	$947	551
Total stockholders’ equity	1,358,980	1,298,661
Total liabilities and stockholders’ equity	$1,359,927	1,299,212
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2018	2017	2016
Dividends from subsidiary	$53,604	59,980	45,369
Interest income	1,657	1,839	1,995
Investment gain	2,294	17	15
Total income	57,555	61,836	47,379
Non-interest expense	1,049	1,021	902
Total expense	1,049	1,021	902
Income before income tax expense	56,506	60,815	46,477
Income tax expense	692	312	414
Income before undistributed net income of subsidiary	55,814	60,503	46,063
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	62,573	33,446	41,739
Net income	$118,387	93,949	87,802

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$118,387	93,949	87,802
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(62,573)	(33,446)	(41,739)
ESOP allocation	4,516	4,600	3,706
SAP allocation	6,046	4,963	3,812
Stock option allocation	190	203	172
Decrease in due from subsidiary—SAP	3,577	1,415	465
Increase in other assets	(18,598)	(34,919)	(8,177)
Increase (decrease) in other liabilities	396	(114)	(70)
Net cash provided by operating activities	51,941	36,651	45,971
Cash flows from investing activities:
Net decrease in ESOP loan	4,663	4,552	3,901
Net cash provided by investing activities	4,663	4,552	3,901
Cash flows from financing activities:
Purchases of treasury stock	(13,172)	(443)	(1,557)
Purchase of employee restricted shares to fund statutory tax withholding	(1,896)	(778)	(1,225)
Cash dividends paid	(53,604)	(59,980)	(45,369)
Shares issued dividend reinvestment plan	1,709	2,114	1,652
Stock options exercised	1,007	2,954	6,198
Net cash used in financing activities	(65,956)	(56,133)	(40,301)
Net (decrease) increase in cash and cash equivalents	(9,352)	(14,930)	9,571
Cash and cash equivalents at beginning of period	16,921	31,851	22,280
Cash and cash equivalents at end of period	$7,569	16,921	31,851

(20) Other Comprehensive Loss
 The following table presents the components of other comprehensive loss both gross and net of tax, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018			2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Loss:
Unrealized losses on available for sale debt securities:
Net losses arising during the period	$(8,425)	2,296	(6,129)	(3,612)	1,449	(2,163)	(7,405)	2,974	(4,431)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	(50)	20	(30)
Total	(8,425)	2,296	(6,129)	(3,612)	1,449	(2,163)	(7,455)	2,994	(4,461)
Unrealized gains on derivatives (cash flow hedges)	304	(83)	221	633	(254)	379	404	(162)	242
Amortization related to post-retirement obligations	1,678	(457)	1221	(1,475)	586	(889)	5,628	(2,260)	3,368
Total other comprehensive loss	$(6,443)	1,756	(4,687)	(4,454)	1,781	(2,673)	(1,423)	572	(851)

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018 and 2017, including the reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01 for the year ended December 31, 2018 (in thousands):

	Changes in Accumulated Other Comprehensive Loss by Component, net of tax For the Years Ended December 31,
	2018				2017
	Unrealized Losses on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss	Unrealized Losses on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at the beginning of the period	$(3,292)	(4,846)	673	(7,465)	(510)	(3,056)	169	(3,397)
Current period change in other comprehensive (loss) income	(6,129)	1,221	221	(4,687)	(2,163)	(889)	379	(2,673)
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	(184)	—	—	(184)	(619)	(901)	125	(1,395)
Balance at the end of the period	$(9,605)	(3,625)	894	(12,336)	(3,292)	(4,846)	673	(7,465)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2018	2017	2016
Details of AOCI:
Securities available for sale:
Realized net gains on the sale of securities available for sale	$—	—	50	Net gain on securities transactions
	—	—	(20)	Income tax expense
	—	—	30	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	399	243	943	Compensation and employee benefits (1)
	(109)	(64)	(379)	Income tax expense
	290	179	564	Net of tax
Total reclassifications	$290	179	594	Net of tax

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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. For the years ended December 31, 2018 and 2017, the Company had 62 and 48 interest rate swaps with an aggregate notional amount of $1.01 billion and $718.5 million, respectively..
Additionally, at December 31, 2018 and 2017, the Company had seven and two credit derivatives, respectively, with aggregate notional amounts of $66.8 million and $15.8 million, respectively, from participations in interest rate swaps provided to external lenders as part of loan participation arrangements; therefore, they are not used to manage interest rate risk in the Company's assets or liabilities. At December 31, 2018 and December 31, 2017, the fair value of these credit derivatives were $251,000 and $1,000, respectively.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2018, 2017 and 2016, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings. As of December 31, 2018, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $60.0 million that was designated as a cash flow hedge of interest rate risk. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2018, 2017 and 2016, the Company’s did not record any hedge ineffectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $640,125 will be reclassified as a decrease to interest expense.  The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$14,154	Other liabilities	$14,766
Credit contracts	Other assets	251	Other liabilities	—
Total derivatives not designated as hedging instruments		$14,405		$14,766

Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,229	Other liabilities	$—
Total derivatives designated as hedging instruments		$1,229		$—

	As of December 31, 2017
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$6,303	Other liabilities	$6,315
Credit contracts	Other assets	1	Other liabilities	—
Total derivatives not designated as hedging instruments		$6,304		$6,315

Derivatives designated as hedging instruments:
Interest rate products	Other assets	$915	Other liabilities	$—
Total derivatives designated as hedging instruments		$915		$—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2018	2017	2016
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(414)	(422)	186
Credit contracts	Other income	63	2	120
Total derivatives not designated as hedging instruments		$(351)	(420)	306

Derivatives designated as a hedging instruments:
Interest rate products	Interest expense	312	(205)	(394)
Total derivatives designated as a hedging instruments		$312	(205)	(394)

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
As of December 31, 2018, the Company had five dealer counterparties, only two of which was the Company in a net liability position. The termination value for this net liability position, which includes accrued interest, was $3.8 million at December 31, 2018. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3.0 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Note 22. Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. In connection with the adoption of Topic 606, the Company performed an assessment of all revenue streams, the related contracts with customers and the underlying performance obligations in those contracts. This guidance does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2018, 2017 and 2016 the out-of-scope revenue related to financial instruments were 86%, 85% and 85% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue and banking service charges and other fees. The adoption of this standard did not change the current measurement or recognition of revenue. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017 and 2016:

	December 31,
(in-thousands)	2018	2017	2016
Non-interest income
In-scope of Topic 606:
Wealth management fees	$17,957	17,604	17,556
Banking service charges and other fees:
Service charges on deposit accounts	13,330	13,120	12,541
Debit card and ATM fees	5,997	5,757	5,802
Total banking service charges and other fees	19,327	18,877	18,343
Total in-scope non-interest income	37,284	36,481	35,899
Total out-of-scope non-interest income	21,392	19,216	19,494
Total non-interest income	$58,676	55,697	55,393

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
Banking service charges on deposit accounts include overdraft service fees, account analysis fees and other deposit related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services are generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at time of transaction or monthly.
Out-of-scope non-interest income primarily consists of Bank-owned life insurance and net fees on loan level interest rate swaps, along with gains and losses on the sale of loans and foreclosed real estate, loan prepayment fees and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.

Note 23. Subsequent Events
On January 22, 2019, Beacon announced the signing of a definitive agreement to acquire New York City-based Tirschwell & Loewy, Inc., an independent registered investment adviser. The transaction is subject to the satisfaction of customary closing conditions and is anticipated to close in the second quarter of 2019.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on the assessment management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This report appears on page 57 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2019.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2019.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2018 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	470,979	$18.36	1,457,429
Total	470,979	$18.36	1,457,429
________________________
2.Consists of outstanding stock options to purchase 470,979 shares of common stock granted under the Company’s stock-based compensation plans.
3.The weighted average exercise price reflects an exercise price of $10.40 for 1,349 stock options granted in 2009; an exercise price of $10.34 for 12,114 stock options granted in 2010; an exercise price of $14.50 for 44,052 stock options granted in 2011; an exercise price of $14.88 for 42,542 stock options and an exercise price of $14.68 for 10,000 stock options granted in 2012; an exercise price of $15.23 for 51,881 stock options granted in 2013; an exercise price of $16.38 for 80,760 stock options granted in 2014; an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for 42,857 stock options granted in 2017; and an exercise price of $25.58 for 43,123 stock options granted in 2018 under the Company’s stock-based compensation plans.
4.Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 25, 2019.

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

10.1
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

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 1, 2019	By:	/s/ CHRISTOPHER MARTIN
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHRISTOPHER MARTIN	By:	/s/ THOMAS M. LYONS
	Christopher Martin, Chairman, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2019	Date:	March 1, 2019

		By:	/s/ FRANK S. MUZIO
Frank S. Muzio, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 1, 2019

By:	/s/ ROBERT ADAMO	By:	/s/ THOMAS W. BERRY
	Robert Adamo, Director		Thomas W. Berry, Director

Date:	March 1, 2019	Date:	March 1, 2019

By:	/s/ LAURA L. BROOKS	By:	/s/ JAMES P. DUNIGAN
	Laura L. Brooks, Director		James P. Dunigan, Director

Date:	March 1, 2019	Date:	March 1, 2019

By:	/s/ FRANK L. FEKETE	By:	/s/ TERENCE GALLAGHER
	Frank L. Fekete, Director		Terence Gallagher, Director

Date:	March 1, 2019	Date:	March 1, 2019

By:	/s/ MATTHEW K. HARDING	By:	/s/ CARLOS HERNANDEZ
	Matthew K. Harding, Director		Carlos Hernandez, Director

Date:	March 1, 2019	Date:	March 1, 2019

By:	/s/ JOHN PUGLIESE
John Pugliese, Director

Date:	March 1, 2019