Form 10-Q
period 2019-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2019-05-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2019 there were 83,209,293 shares issued and 66,749,719 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 238,473 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol Symbol(s)	Name of each exchange on which registered
Common	PFS	New York Stock Exchange

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2019 (Unaudited) and December 31, 2018
(Dollars in Thousands)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$141,658	$86,195
Short-term investments	56,196	56,466
Total cash and cash equivalents	197,854	142,661
Available for sale debt securities, at fair value	1,083,601	1,063,079
Held to maturity debt securities (fair value of $479,827 at March 31, 2019 (unaudited) and $479,740 at December 31, 2018)	472,039	479,425
Equity securities, at fair value	724	635
Federal Home Loan Bank stock	68,634	68,813
Loans	7,223,844	7,250,588
Less allowance for loan losses	55,353	55,562
Net loans	7,168,491	7,195,026
Foreclosed assets, net	1,264	1,565
Banking premises and equipment, net	56,733	58,124
Accrued interest receivable	31,180	31,475
Intangible assets	417,688	418,178
Bank-owned life insurance	192,894	193,085
Other assets	111,512	73,703
Total assets	$9,802,614	$9,725,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,046,950	$5,027,708
Savings deposits	1,051,904	1,051,922
Certificates of deposit of $100,000 or more	478,043	414,848
Other time deposits	326,559	335,644
Total deposits	6,903,456	6,830,122
Mortgage escrow deposits	27,363	25,568
Borrowed funds	1,398,490	1,442,282
Other liabilities	99,489	68,817
Total liabilities	8,428,798	8,366,789
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,502,750 shares outstanding at March 31, 2019 and 66,325,458 outstanding at December 31, 2018	832	832
Additional paid-in capital	1,023,671	1,021,533
Retained earnings	657,375	651,099
Accumulated other comprehensive loss	(5,084)	(12,336)
Treasury stock	(274,005)	(272,470)
Unallocated common stock held by the Employee Stock Ownership Plan	(28,973)	(29,678)
Common stock acquired by the Directors’ Deferred Fee Plan	(4,337)	(4,504)
Deferred compensation – Directors’ Deferred Fee Plan	4,337	4,504
Total stockholders’ equity	1,373,816	1,358,980
Total liabilities and stockholders’ equity	$9,802,614	$9,725,769
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2019 and 2018 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2019	2018
Interest income:
Real estate secured loans	$55,006	$51,510
Commercial loans	20,510	19,126
Consumer loans	4,783	4,905
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	8,409	7,251
Held to maturity debt securities	3,162	3,144
Deposits, Federal funds sold and other short-term investments	541	395
Total interest income	92,411	86,331
Interest expense:
Deposits	10,494	6,235
Borrowed funds	6,910	6,819
Total interest expense	17,404	13,054
Net interest income	75,007	73,277
Provision for loan losses	200	5,400
Net interest income after provision for loan losses	74,807	67,877
Non-interest income:
Fees	6,097	6,639
Wealth management income	4,079	4,400
Bank-owned life insurance	1,696	1,264
Net gain on securities transactions	—	1
Other income	316	1,003
Total non-interest income	12,188	13,307
Non-interest expense:
Compensation and employee benefits	28,369	27,869
Net occupancy expense	6,857	6,745
Data processing expense	3,969	3,606
FDIC insurance	739	1,053
Amortization of intangibles	490	570
Advertising and promotion expense	883	967
Other operating expenses	7,109	6,100
Total non-interest expense	48,416	46,910
Income before income tax expense	38,579	34,274
Income tax expense	7,689	6,361
Net income	$30,890	$27,913
Basic earnings per share	$0.48	$0.43
Weighted average basic shares outstanding	64,766,619	64,768,977
Diluted earnings per share	$0.48	$0.43
Weighted average diluted shares outstanding	64,912,738	64,949,442

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2019 and 2018 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2019	2018
Net income	$30,890	$27,913
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	7,578	(9,639)
Reclassification adjustment for gains included in net income	—	—
Total	7,578	(9,639)
Unrealized (losses) gains on derivatives	(314)	530
Amortization related to post-retirement obligations	(12)	62
Total other comprehensive income (loss)	7,252	(9,047)
Total comprehensive income	$38,142	$18,866

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2019 and 2018 (Unaudited)
(Dollars in Thousands)

	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income	—	—	27,913	—	—	—	—	—	27,913
Other comprehensive loss, net of tax	—	—	—	(9,047)	—	—	—	—	(9,047)
Cash dividends paid	—	—	(13,638)	—	—	—	—	—	(13,638)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP	—	40	—	—	—	—	167	(167)	40
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,792)	—	—	—	(1,792)
Shares issued dividend reinvestment plan	—	135	—	—	284	—	—	—	419
Stock option exercises	—	(65)	—	—	240	—	—	—	175
Allocation of ESOP shares	—	380	—	—	—	705	—	—	1,085
Allocation of SAP shares	—	1,025	—	—	—	—	—	—	1,025
Allocation of stock options	—	45	—	—	—	—	—	—	45
Balance at March 31, 2018	$832	$1,014,468	$600,591	$(16,696)	$(261,175)	$(33,134)	$(5,008)	$5,008	$1,304,886
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
 Three months ended March 31, 2019 and 2018 (Unaudited) (Continued)
(Dollars in Thousands)

	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	30,890	—	—	—	—	—	30,890
Other comprehensive income, net of tax	—	—	—	7,252	—	—	—	—	7,252
Cash dividends paid	—	—	(28,964)	—	—	—	—	—	(28,964)
Effect of adopting ASU No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from DDFP	—	42	—	—	—	—	167	(167)	42
Purchases of treasury stock	—	—	—	—	(180)	—	—	—	(180)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,914)	—	—	—	(1,914)
Shares issued dividend reinvestment plan	—	307	—	—	533	—	—	—	840
Stock option exercises	—	(11)	—	—	26	—	—	—	15
Allocation of ESOP shares	—	370	—	—	—	705	—	—	1,075
Allocation of SAP shares	—	1,388	—	—	—	—	—	—	1,388
Allocation of stock options	—	42	—	—	—	—	—	—	42
Balance at March 31, 2019	$832	$1,023,671	$657,375	$(5,084)	$(274,005)	$(28,973)	$(4,337)	$4,337	$1,373,816
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2019 and 2018 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$30,890	$27,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,454	2,598
Provision for loan losses	200	5,400
Deferred tax expense	3,184	2,015
Amortization of operating lease right-of-use assets	1,542	—
Net decrease in operating lease liabilities	(1,598)	—
Income on Bank-owned life insurance	(1,696)	(1,264)
Net amortization of premiums and discounts on securities	1,756	2,279
Accretion of net deferred loan fees	(1,220)	(1,286)
Amortization of premiums on purchased loans, net	160	200
Net increase in loans originated for sale	(3,942)	(4,117)
Proceeds from sales of loans originated for sale	4,215	4,528
Proceeds from sales and paydowns of foreclosed assets	585	466
ESOP expense	1,075	1,085
Allocation of stock award shares	1,388	1,025
Allocation of stock options	42	45
Net gain on sale of loans	(273)	(411)
Net gain on securities transactions	—	(1)
Net gain on sale of foreclosed assets	(57)	(181)
Decrease (increase) in accrued interest receivable	295	(924)
Decrease in other assets	6,148	1,146
Decrease in other liabilities	(13,780)	(8,309)
Net cash provided by operating activities	31,368	32,207
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	11,432	21,934
Purchases of held to maturity debt securities	(5,780)	(11,881)
Proceeds from maturities, calls and paydowns of available for sale debt securities	40,258	55,279
Purchases of available for sale debt securities	(50,384)	(72,154)
Proceeds from redemption of Federal Home Loan Bank stock	31,536	39,929
Purchases of Federal Home Loan Bank stock	(31,357)	(33,342)
Net decrease in loans	27,579	34,994
Purchases of premises and equipment	(593)	(502)
Net cash provided by investing activities	22,691	34,257
Cash flows from financing activities:
Net increase in deposits	73,334	42,417
Increase in mortgage escrow deposits	1,795	1,061
Cash dividends paid to stockholders	(28,964)	(13,638)
Shares issued dividend reinvestment plan	840	419
Purchase of treasury stock	(180)	—
Purchase of employee restricted shares to fund statutory tax withholding	(1,914)	(1,792)
Stock options exercised	15	175
Proceeds from long-term borrowings	85,000	265,000
Payments on long-term borrowings	(213,360)	(135,810)

	Three months ended March 31,
	2019	2018
Net increase (decrease) in short-term borrowings	84,568	(281,616)
Net cash provided by (used in) financing activities	1,134	(123,784)
Net increase (decrease) in cash and cash equivalents	55,193	(57,320)
Cash and cash equivalents at beginning of period	142,661	190,834
Cash and cash equivalents at end of period	$197,854	$133,514
Cash paid during the period for:
Interest on deposits and borrowings	$17,377	$12,972
Income taxes	$100	$3,619
Non cash investing activities:
Initial recognition of operating lease right-of-use assets	$44,946	$—
Initial recognition of operating lease liabilities	$46,050	$—
Transfer of loans receivable to foreclosed assets	$227	$673

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
In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and the consolidated statements of income for the periods presented. Actual results could differ from these estimates. The allowance for loan losses and the valuation of deferred tax assets are material estimates that are particularly susceptible to near-term change.
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for all of 2019.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2018 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2019			2018
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$30,890			$27,913
Basic earnings per share:
Income available to common stockholders	$30,890	64,766,619	$0.48	$27,913	64,768,977	$0.43
Dilutive shares		146,119			180,465
Diluted earnings per share:
Income available to common stockholders	$30,890	64,912,738	$0.48	$27,913	64,949,442	$0.43
Antidilutive stock options and awards at March 31, 2019 and 2018, totaling 688,655 shares and 484,613 shares, respectively, were excluded from the earnings per share calculations.

Note 2. Investment Securities
At March 31, 2019, the Company had $1.08 billion and $472.0 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") in future periods. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of March 31, 2019, totaled 260, compared with 509 at December 31, 2018. All securities with unrealized losses at

March 31, 2019 were analyzed for OTTI. Based upon this analysis, the Company believes that, as of March 31, 2019, such securities with unrealized losses do not represent impairments that are other-than-temporary.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,057,405	5,205	(8,128)	1,054,482
State and municipal obligations	3,944	144	—	4,088
Corporate obligations	25,037	92	(98)	25,031
	$1,086,386	5,441	(8,226)	1,083,601

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,048,415	2,704	(16,150)	1,034,969
State and municipal obligations	2,828	84	—	2,912
Corporate obligations	25,039	268	(109)	25,198
	$1,076,282	3,056	(16,259)	1,063,079
The amortized cost and fair value of available for sale debt securities at March 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2019
	Amortized cost	Fair Value
Due in one year or less	$—	—
Due after one year through five years	3,005	3,027
Due after five years through ten years	25,976	26,092
Due after ten years	—	—
	$28,981	29,119
Mortgage-backed securities totaling $1.06 billion at amortized cost and $1.05 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three months ended March 31, 2019 and 2018, no securities were sold or called from the available for sale debt securities portfolio.
The following tables present the fair values and gross unrealized losses for available for sale debt securities with temporary impairment at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses
Mortgage-backed securities	$5,066	(1)	591,692	(8,127)	596,758	(8,128)
Corporate obligations	—	—	4,902	(98)	4,902	(98)
	$5,066	(1)	596,594	(8,225)	601,660	(8,226)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$218,175	(2,173)	545,880	(13,977)	764,055	(16,150)
Corporate obligations	7,897	(109)	—	—	7,897	(109)
	$226,072	(2,282)	545,880	(13,977)	771,952	(16,259)
The number of available for sale debt securities in an unrealized loss position at March 31, 2019 totaled 130, compared with 175 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at March 31, 2019 was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired securities were investment grade at March 31, 2019. At March 31, 2019, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $24,000 and an unrealized loss of $2,000. This private label mortgage-backed security was investment grade at March 31, 2019.
Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of March 31, 2019, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,620	6	(56)	4,570
Mortgage-backed securities	170	3	—	173
State and municipal obligations	456,554	8,850	(957)	464,447
Corporate obligations	10,695	14	(72)	10,637
	$472,039	8,873	(1,085)	479,827

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Agency obligations	$4,989	1	(94)	4,896
Mortgage-backed securities	187	3	—	190
State and municipal obligations	463,801	4,329	(3,767)	464,363
Corporate obligations	10,448	1	(158)	10,291
	$479,425	4,334	(4,019)	479,740
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $9.3 million with no gross gains and no gross losses. For the three months ended March 31, 2018, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $20.3 million with gross gains of $1,000 and no gross loss recognized.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at March 31, 2019 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2019
	Amortized cost	Fair value
Due in one year or less	$10,605	10,620
Due after one year through five years	89,791	90,661
Due after five years through ten years	263,184	267,797
Due after ten years	108,289	110,576
	$471,869	479,654
Mortgage-backed securities totaling $170,000 at amortized cost and $173,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables present the fair value and gross unrealized losses for held to maturity debt securities with temporary impairment at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,652	(56)	—	—	3,652	(56)
State and municipal obligations	4,357	(31)	54,654	(926)	59,011	(957)
Corporate obligations	8,131	(72)	—	—	8,131	(72)
	$16,140	(159)	54,654	(926)	70,794	(1,085)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	4,525	(94)	4,525	(94)
State and municipal obligations	96,412	(918)	81,663	(2,849)	178,075	(3,767)
Corporate obligations	—	—	9,004	(158)	9,004	(158)
	$96,412	(918)	95,192	(3,101)	191,604	(4,019)
Based on its detailed review of the held to maturity debt securities portfolio, the Company believes that as of March 31, 2019, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at March 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of held to maturity debt securities in an unrealized loss position at March 31, 2019 totaled 130, compared with 334 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at March 31, 2019, was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired investment securities were investment grade at March 31, 2019.

Note 3. Loans Receivable and Allowance for Loan Losses
Loans receivable at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Mortgage loans:
Residential	$1,087,184	1,099,464
Commercial	2,288,342	2,299,313
Multi-family	1,357,038	1,339,677
Construction	374,900	388,999
Total mortgage loans	5,107,464	5,127,453
Commercial loans	1,698,146	1,695,021
Consumer loans	421,370	431,428
Total gross loans	7,226,980	7,253,902
Purchased credit-impaired ("PCI") loans	877	899
Premiums on purchased loans	3,106	3,243
Unearned discounts	(33)	(33)
Net deferred fees	(7,086)	(7,423)
Total loans	$7,223,844	7,250,588
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	March 31, 2019
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$6,132	3,541	6,809	—	16,482	1,070,702	1,087,184
Commercial	1,293	325	1,516	—	3,134	2,285,208	2,288,342
Multi-family	—	—	—	—	—	1,357,038	1,357,038
Construction	—	—	—	—	—	374,900	374,900
Total mortgage loans	7,425	3,866	8,325	—	19,616	5,087,848	5,107,464
Commercial loans	20,350	9	14,785	—	35,144	1,663,002	1,698,146
Consumer loans	1,458	88	1,687	—	3,233	418,137	421,370
Total gross loans	$29,233	3,963	24,797	—	57,993	7,168,987	7,226,980

	December 31, 2018
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$4,188	5,557	5,853	—	15,598	1,083,866	1,099,464
Commercial	—	—	3,180	—	3,180	2,296,133	2,299,313
Multi-family	—	—	—	—	—	1,339,677	1,339,677
Construction	—	—	—	—	—	388,999	388,999
Total mortgage loans	4,188	5,557	9,033	—	18,778	5,108,675	5,127,453
Commercial loans	425	13,565	15,391	—	29,381	1,665,640	1,695,021
Consumer loans	1,238	610	1,266	—	3,114	428,314	431,428
Total gross loans	$5,851	19,732	25,690	—	51,273	7,202,629	7,253,902
Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $24.8 million and $25.7 million at March 31, 2019 and December 31, 2018, respectively. Included in non-accrual loans were $10.6 million and $11.1 million of loans which were less than 90 days past due at March 31, 2019 and December 31, 2018, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2019 or December 31, 2018.
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
At March 31, 2019, there were 155 impaired loans totaling $63.4 million. Included in this total were 133 TDRs related to 127 borrowers totaling $50.3 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2019. At December 31, 2018, there were 152 impaired loans totaling $50.7 million. Included in this total were 129 TDRs to 124 borrowers totaling $35.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2018.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	March 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$36,651	24,544	2,213	63,408
Collectively evaluated for impairment	5,070,813	1,673,602	419,157	7,163,572
Total gross loans	$5,107,464	1,698,146	421,370	7,226,980

	December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,680	23,747	2,257	50,684
Collectively evaluated for impairment	5,102,773	1,671,274	429,171	7,203,218
Total gross loans	$5,127,453	1,695,021	431,428	7,253,902

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$897	806	46	1,749
Collectively evaluated for impairment	26,029	25,545	2,030	53,604
Total gross loans	$26,926	26,351	2,076	55,353

	December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,026	92	47	1,165
Collectively evaluated for impairment	26,652	25,601	2,144	54,397
Total gross loans	$27,678	25,693	2,191	55,562
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
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2019 and 2018, along with their balances immediately prior to the modification date and post-modification as of March 31, 2019 and 2018.

	For the three months ended
	March 31, 2019			March 31, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Commercial	1	$14,010	$14,010	—	—	—
Total mortgage loans	1	14,010	14,010	—	—	—
Commercial loans	4	2,013	2,013	5	8,127	$6,626
Total restructured loans	5	$16,023	$16,023	5	8,127	$6,626

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the three months ended March 31, 2019, there were no charge-offs recorded on collateral dependent impaired loans.  For the three months ended March 31, 2019, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $164,000, and was included in the allowance for loan losses for loans individually evaluated for impairment.
For the three months ended March 31, 2019, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.96%, compared to a weighted average rate of 3.96%  prior to modification, respectively.

The following table presents loans modified as TDRs within the previous 12 months from March 31, 2019 and 2018, and for which there was a payment default (90 days or more past due) at the quarter ended March 31, 2019 and 2018.

	March 31, 2019		March 31, 2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Commercial loans	3	$540	3	$428
Total restructured loans	3	$540	3	$428

There were three loans to one borrower which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending March 31, 2019. There were also three payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month period ending March 31, 2018. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $877,000 at March 31, 2019 and $899,000 at December 31, 2018. The decrease from December 31, 2018 was largely due to the full repayment and greater than projected cash flows on certain PCI loans.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total
2019
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision (credited) charged to operations	(982)	1,282	(100)	200
Recoveries of loans previously charged-off	230	52	130	412
Loans charged-off	—	(676)	(145)	(821)
Balance at end of period	$26,926	26,351	2,076	55,353

2018
Balance at beginning of period	$28,052	29,814	2,329	60,195
Provision (credited) charged to operations	(22)	5,390	32	5,400
Recoveries of loans previously charged-off	88	127	180	395
Loans charged-off	(117)	(3,005)	(347)	(3,469)
Balance at end of period	$28,001	32,326	2,194	62,521

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	March 31, 2019					December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$16,094	13,010	—	13,055	170	15,013	12,005	—	12,141	594
Commercial	14,010	14,010	—	14,010	—	1,550	1,546	—	1,546	—
Total	30,104	27,020	—	27,065	170	16,563	13,551	—	13,687	594
Commercial loans	12,690	9,054	—	9,330	115	21,746	16,254	—	17,083	328
Consumer loans	1,840	1,281	—	1,297	20	1,871	1,313	—	1,386	90
Total impaired loans	$44,634	37,355	—	37,692	305	40,180	31,118	—	32,156	1,012

Loans with an allowance recorded
Mortgage loans:
Residential	$9,018	8,598	828	8,621	89	10,573	10,090	954	10,186	425
Commercial	1,033	1,033	69	1,037	13	1,039	1,039	72	1,052	53
Total	10,051	9,631	897	9,658	102	11,612	11,129	1,026	11,238	478
Commercial loans	17,539	15,490	806	16,550	255	7,493	7,493	92	9,512	435
Consumer loans	943	932	46	938	13	954	944	47	962	40
Total impaired loans	$28,533	26,053	1,749	27,146	370	20,059	19,566	1,165	21,712	953

Total impaired loans
Mortgage loans:
Residential	$25,112	21,608	828	21,676	259	25,586	22,095	954	22,327	1,019
Commercial	15,043	15,043	69	15,047	13	2,589	2,585	72	2,598	53
Total	40,155	36,651	897	36,723	272	28,175	24,680	1,026	24,925	1,072
Commercial loans	30,229	24,544	806	25,880	370	29,239	23,747	92	26,595	763
Consumer loans	2,783	2,213	46	2,235	33	2,825	2,257	47	2,348	130
Total impaired loans	$73,167	63,408	1,749	64,838	675	60,239	50,684	1,165	53,868	1,965
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $1.7 million at March 31, 2019 and $1.2 million at December 31, 2018. At March 31, 2019 and December 31, 2018, impaired loans for which there was no related allowance for loan losses totaled $37.4 million and $31.1 million, respectively. The average balance of impaired loans for the three months ended March 31, 2019 and December 31, 2018 was $64.8 million and $53.9 million, respectively.
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

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At March 31, 2019
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$3,059	25,518	—	—	28,577	54,481	88	83,146
Substandard	8,651	15,571	—	6,181	30,403	68,136	2,078	100,617
Doubtful	—	—	—	—	—	202	—	202
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	11,710	41,089	—	6,181	58,980	122,819	2,166	183,965
Pass/Watch	1,075,474	2,247,253	1,357,038	368,719	5,048,484	1,575,327	419,204	7,043,015
Total	$1,087,184	2,288,342	1,357,038	374,900	5,107,464	1,698,146	421,370	7,226,980

	At December 31, 2018
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,071	14,496	228	—	19,795	67,396	610	87,801
Substandard	7,878	13,292	—	6,181	27,351	45,180	1,711	74,242
Doubtful	—	—	—	—	—	923	—	923
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,949	27,788	228	6,181	47,146	113,499	2,321	162,966
Pass/Watch	1,086,515	2,271,525	1,339,449	382,818	5,080,307	1,581,522	429,107	7,090,936
Total	$1,099,464	2,299,313	1,339,677	388,999	5,127,453	1,695,021	431,428	7,253,902

Note 4. Deposits
Deposits at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Savings	$1,051,904	1,051,922
Money market	1,592,468	1,496,310
NOW	2,019,822	2,049,645
Non-interest bearing	1,434,660	1,481,753
Certificates of deposit	804,602	750,492
Total deposits	$6,903,456	6,830,122

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
Net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2019 and 2018 includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018
Service cost	$—	—	20	29
Interest cost	300	274	210	197
Expected return on plan assets	(641)	(693)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss (gain)	254	199	(207)	(99)
Net periodic (increase) benefit cost	$(87)	(220)	23	127
In its consolidated financial statements for the year ended December 31, 2018, the Company previously disclosed that it does not expect to contribute to the pension plan in 2019. As of March 31, 2019, no contributions have been made to the pension plan.
The net periodic (increase) benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2019 was calculated using the actual January 1, 2019 pension and other post-retirement benefits valuations.
Note 6. Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2019
In October 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The amendments in ASU 2018-16 are required to be adopted concurrently with ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging," which is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2018-16 should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company adopted this guidance effective January 1, 2019.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance only includes instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted.

Transition is on a modified retrospective basis with an adjustment to retained earnings as of the beginning of the period of adoption. If early adopted in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted this guidance effective January 1, 2019.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. In the first quarter of 2018, the Company formed a working group to guide the implementation efforts, including the identification and review of all lease agreements within the scope of the guidance. The working group has identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. Also, the working group purchased and implemented a software platform to properly record and track all leases, monitor right-of-use assets and lease liabilities and support all accounting and disclosure requirements of the guidance. The Company adopted both ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods.  The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use and an additional lease liability on its consolidated statement of financial condition of $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments at January 1, 2019.  It also resulted in additional footnote disclosures (see Note 11 - "Leases").
Accounting Pronouncements Not Yet Adopted
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. The Company continues to evaluate the potential impact of ASU 2016-13 on the consolidated financial statements. In that regard, the Company formed, in the first quarter of 2017, a cross-functional working group, under the direction of the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. The Company developed a detailed implementation plan to include an assessment of processes, portfolio segmentation, model development, model validation, system requirements, the identification of data and resource needs and the development of a governance and control structure, among other things. The Company selected a system platform and has engaged with third-party vendors to assist with model development, data governance and financial and operational controls to support the adoption of this ASU. The adoption of the ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13. It is expected that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2019 and December 31, 2018.
Available for Sale Debt Securities, at Fair Value
For available for sale debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has generally not resulted in an adjustment in the prices obtained from the pricing service.

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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. These derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2019 and December 31, 2018.
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
There were no changes to the valuation techniques for fair value measurements as of March 31, 2019 and December 31, 2018.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,054,482	—	1,054,482	—
State and municipal obligations	4,088	—	4,088	—
Corporate obligations	25,031	—	25,031	—
Total available for sale debt securities	$1,083,601	—	1,083,601	—
Equity securities	724	724	—	—
Derivative assets	17,718	—	17,718	—
	$1,102,043	724	1,101,319	—

Derivative liabilities	$17,959	—	17,959	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$9,868	—	—	9,868
Foreclosed assets	1,264	—	—	1,264
	$11,132	—	—	11,132

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,034,969	—	1,034,969	—
State and municipal obligations	2,912	—	2,912	—
Corporate obligations	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	—	1,063,079	—
Equity Securities	635	635	—	—
Derivative assets	15,634	—	15,634	—
	$1,079,348	635	1,078,713	—

Derivative liabilities	$14,766	—	14,766	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$4,285	—	—	4,285
Foreclosed assets	1,565	—	—	1,565
	$5,850	—	—	5,850
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2019.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.

Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at March 31, 2019 and December 31, 2018 was $36.4 million and $35.0 million, respectively, representing reserves required by banking regulations.
Held to Maturity Debt Securities
For held to maturity debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has generally not resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2019 and December 31, 2018. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$141,658	141,658	141,658	—	—
Available for sale debt securities:
Mortgage-backed securities	1,054,482	1,054,482	—	1,054,482	—
State and municipal obligations	4,088	4,088	—	4,088	—
Corporate obligations	25,031	25,031	—	25,031	—
Total available for sale debt securities	$1,083,601	1,083,601	—	1,083,601	—
Held to maturity debt securities:
Agency obligations	4,620	4,570	4,570	—	—
Mortgage-backed securities	170	173	—	173	—
State and municipal obligations	456,554	464,447	—	464,447	—
Corporate obligations	10,695	10,637	—	10,637	—
Total held to maturity debt securities	$472,039	479,827	4,570	475,257	—
FHLBNY stock	68,634	68,634	68,634	—	—
Equity Securities	724	724	724	—	—
Loans, net of allowance for loan losses	7,168,491	7,122,478	—	—	7,122,478
Derivative assets	17,718	17,718	—	17,718	—

Financial liabilities:
Deposits other than certificates of deposits	$6,098,854	6,098,854	6,098,854	—	—
Certificates of deposit	804,602	801,845	—	801,845	—
Total deposits	$6,903,456	6,900,699	6,098,854	801,845	—
Borrowings	1,398,490	1,393,046	—	1,393,046	—
Derivative liabilities	17,959	17,959	—	17,959	—

		Fair Value Measurements at December 31, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$142,661	142,661	142,661	—	—
Available for sale debt securities:
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,034,969	1,034,969	—	1,034,969	—
State and municipal obligations	2,912	2,912	—	2,912	—
Corporate obligations	25,198	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	1,063,079	—	1,063,079	—
Held to maturity debt securities:
Agency obligations	$4,989	4,896	4,896	—	—
Mortgage-backed securities	187	190	—	190	—
State and municipal obligations	463,801	464,363	—	464,363	—
Corporate obligations	10,448	10,291	—	10,291	—
Total held to maturity debt securities	$479,425	479,740	4,896	474,844	—
FHLBNY stock	68,813	68,813	68,813	—	—
Equity Securities	635	635	635	—	—
Loans, net of allowance for loan losses	7,195,026	7,104,380	—	—	7,104,380
Derivative assets	15,634	15,634	—	15,634	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,630	6,079,630	6,079,630	—	—
Certificates of deposit	750,492	746,753	—	746,753	—
Total deposits	$6,830,122	6,826,383	6,079,630	746,753	—
Borrowings	1,442,282	1,431,001	—	1,431,001	—
Derivative liabilities	14,766	14,766	—	14,766	—

Note 8. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income (Loss):
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$10,417	(2,839)	7,578	(13,093)	3,454	(9,639)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	10,417	(2,839)	7,578	(13,093)	3,454	(9,639)
Unrealized (losses) gains on Derivatives (cash flow hedges)	(432)	118	(314)	720	(190)	530
Amortization related to post-retirement obligations	(16)	4	(12)	84	(22)	62
Total other comprehensive income (loss)	$9,969	(2,717)	7,252	(12,289)	3,242	(9,047)

The following tables present the changes in the components of accumulated other comprehensive (loss) income, net of tax, for three months ended March 31, 2019 and 2018 (in thousands):

	Changes in Accumulated Other Comprehensive (Loss) Income Component, net of tax for the three months ended March 31,
	2019				2018
	Unrealized (Losses) Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive (Loss) Income	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at December 31,	$(9,605)	(3,625)	894	(12,336)	(3,292)	(4,846)	673	(7,465)
Current period other comprehensive income (loss)	7,578	(12)	(314)	7,252	(9,639)	62	530	(9,047)
Reclassification of tax effects due to the adoption of ASU No. 2016-01	$—	—	—	—	$(184)	—	—	(184)
Balance at March 31,	$(2,027)	(3,637)	580	(5,084)	(13,115)	(4,784)	1,203	(16,696)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for three months ended March 31, 2019 and 2018 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2019	2018
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$47	100	Compensation and employee benefits (1)
	(13)	(26)	Income tax expense
Total reclassifications	$34	74	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2019 and December 31, 2018, the Company had 66 and 62 interest rate swaps with qualified commercial borrowers, respectively, with aggregate notional amounts of $1.02 billion and $1.01 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs") with the Company functioning as either the lead institution, or as a participant when another Company is the lead institution on a commercial loan. These RPA's are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPA's, the Company will either receive or make a payment if a borrower defaults on the related interest rate contract.  At March 31, 2019 and December 31, 2018, the Company had twelve and seven credit contracts, respectively, with aggregate notional amounts of $87.6 million and $66.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At March 31, 2019 and December 31, 2018, the fair value of these credit contracts were $301,000 and $251,000, respectively.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019 and 2018, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $520,000 will be reclassified as a decrease to interest expense. As of March 31, 2019, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $60.0 million that was designated as a cash flow hedge of interest rate risk.
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018 (in thousands):

	At March 31, 2019
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$16,619	Other liabilities	17,959
Credit contracts	Other assets	301	Other liabilities	—
Total derivatives not designated as a hedging instrument		$16,920		17,959

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$798	Other liabilities	—
Total derivatives designated as a hedging instrument		$798		—

	At December 31, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$14,154	Other liabilities	14,766
Credit contracts	Other assets	251	Other liabilities	—
Total derivatives not designated as a hedging instrument		$14,405		14,766

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$1,229	Other liabilities	—
Total derivatives designated as a hedging instrument		$1,229		—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2019 and 2018 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2019	March 31, 2018
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(673)	302
Credit contracts	Other income	(4)	—
Total derivatives not designated as a hedging instrument		$(677)	302

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$162	6
Total derivatives designated as a hedging instrument		$162	6

The Company has agreements with certain of its dealer counterparties that contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
In addition, the Company has agreements with certain of its dealer counterparties that contain a provision that if the Company fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
At March 31, 2019, the Company had four dealer counterparties. The Company had a net liability position with respect to three of the counterparties. The termination value for this net liability position, which includes accrued interest, was $11.8 million at March 31, 2019. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $13.4 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.
Note 10. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2019 and 2018, the out-of-scope revenue related to financial instruments was 88% and 87% of the Company's total revenue, respectively.  Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Non-interest income
In-scope of Topic 606:
Wealth management fees	$4,079	4,400
Banking service charges and other fees:
Service charges on deposit accounts	3,191	3,315
Debit card and ATM fees	1,307	1,402
Total banking service charges and other fees	4,498	4,717
Total in-scope non-interest income	8,577	9,117
Total out-of-scope non-interest income	3,611	4,190
Total non-interest income	$12,188	13,307

Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly.  The fee is based upon the average market value of the assets under management for the month and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer either on a quarterly or monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
Service charges on deposit accounts include overdraft service fees, account analysis fees and other deposit related fees. These fees are generally transaction-based, or time-based services. The Company's performance obligation for these services are generally satisfied, and revenue recognized, at the time the transaction is completed, or the service rendered. Fees for these services are generally received from the customer either at the time of transaction, or monthly. Debit card and ATM fees are generally transaction-based. Debit card revenue is primarily comprised of interchange fees earned when a customer's Company card is processed through a card payment network. ATM fees are largely generated when a Company cardholder uses a non

-Company ATM, or a non-Company cardholder uses a Company ATM. The Company's performance obligation for these services is satisfied when the service is rendered. Payment is generally received at time of transaction or monthly.
Out-of-scope non-interest income primarily consists of Bank-owned life insurance and net fees on loan level interest rate swaps, along with gains and losses on the sale of loans and foreclosed real estate, loan prepayment fees and loan servicing fees. None of these revenue streams are subject to the requirements of Topic 606.
Note 11. Leases
On January 1, 2019, the Company adopted ASU 2016-02, "Leases" (Topic 842) and all subsequent ASU's that modified Topic 842.  For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. The Company elected the modified retrospective transition option effective with the period of adoption, elected not to recast comparative periods presented when transitioning to the new leasing standard and adjustments, if required, are made at the beginning of the period through a cumulative-effect adjustment to opening retained earnings.  The Company also elected practical expedients, which allowed the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use asset and an additional lease liability of $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments at January 1, 2019.
Also, on January 1, 2019, the Company had $5.9 million of net deferred gains associated with several sale and leaseback transactions executed prior to the adoption of ASU 2016-02. In accordance with the guidance, these net deferred gains were adjusted, net of tax, as a cumulative-effect adjustment to opening retained earnings.
All of the leases in which the Company is the lessee are classified as operating leases and are primarily comprised of real estate property for branches and administrative offices with terms extending through 2040.
The following table represents the consolidated statements of condition classification of the Company’s right-of use-assets and lease liabilities at March 31, 2019 (in thousands):

	Classification	March 31, 2019
Lease Right-of-Use Assets:

Operating lease right-of-use assets	Other assets	$43,404

Lease Liabilities:

Operating lease liabilities	Other liabilities	$44,452
The calculated amount of the right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Company considers the first renewal option to be reasonably certain and includes it the calculation of the right-of use asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable.  As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception based upon the term of the lease. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was applied.
At March 31, 2019, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.9 years and 3.5%, respectively.

The following table represents lease costs and other lease information for the Company's operating leases.  The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

(in-thousands)	Three months ended March 31, 2019
Lease Costs
Operating lease cost	$2,050
Variable lease cost	760
Total Lease Cost	$2,810

Other Information

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$2,044
Operating lease - operating cash flows - reduction of lease liability	1,598

During the three months ended March 31, 2019, the Company did not enter into any new lease obligations.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

(in-thousands)	Operating Leases
Twelve Months Ended:

March 31, 2020	$7,875
March 31, 2021	7,302
March 31, 2022	5,055
March 31, 2023	4,738
Thereafter	28,440
Total Future Minimum Lease Payments	$53,410
Amounts Representing Interest	8,958
Present Value of Net Future Minimum Lease Payments	$44,452
At December 31, 2018, operating lease commitments under lessee arrangements were $8.0 million, $7.6 million, $5.4 million, $3.8 million and $3.4 million for 2019 through 2023, respectively, and $10.7 million in aggregate for all years thereafter.
Note 12. Subsequent Events
On April 1, 2019, Beacon Trust Company ("Beacon"), completed its acquisition of certain assets and liabilities of Tirschwell & Loewy, Inc., a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. The Company is in the process of determining the acquisition date fair value of the total consideration transferred, including contingent consideration, goodwill and other identified intangible assets.

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
Acquisition
On April 1, 2019, Beacon Trust Company ("Beacon"), completed its acquisition of certain assets and liabilities of Tirschwell & Loewy, Inc., a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. The Company is in the process of determining the acquisition date fair value of the total consideration transferred, including contingent consideration, goodwill and other identified intangible assets.
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
•Adequacy of the allowance for loan losses; and
•Valuation of deferred tax assets.
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
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at March 31, 2019 or December 31, 2018.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2019 AND DECEMBER 31, 2018
Total assets at March 31, 2019 were $9.80 billion, a $76.8 million increase from December 31, 2018. The increase in total assets was primarily due to a $55.2 million increase in cash and cash equivalents, a $37.8 million increase in other assets and a $13.0 million increase in total investments, partially offset by a $26.7 million decrease in total loans. The increase in other assets was largely due to the Company's January 1, 2019 adoption of ASU 2016-02, "Leases (Topic 842).” The adoption of the new standard resulted in the Company recording a right-of-use asset of $44.9 million, which was based on the present value of the expected remaining lease payments at January 1, 2019.
The Company’s loan portfolio decreased $26.7 million to $7.22 billion at March 31, 2019, from $7.25 billion at December 31, 2018. For the three months ended March 31, 2019, loan originations, excluding advances on lines of credit, totaled $293.9 million, compared with $280.3 million for the same period in 2018. During the three months ended March 31, 2019, the loan portfolio had net decreases of $14.1 million in construction loans, $12.3 million in residential mortgage loans, $11.0 million in commercial mortgage loans and $10.1 million in consumer loans, partially offset by net increases of $17.4 million in multi-family mortgage loans and $3.1 million in commercial loans. Commercial real estate, commercial and construction loans represented 79.1% of the loan portfolio at March 31, 2019, compared to 78.9% at December 31, 2018.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $309.5 million and

$161.4 million, respectively, at March 31, 2019, compared to $266.8 million and $146.0 million, respectively, at December 31, 2018. No SNCs were 90 days or more delinquent at March 31, 2019.
The Company had outstanding junior lien mortgages totaling $163.0 million at March 31, 2019. Of this total, 12 loans totaling $624,000 were 90 days or more delinquent. These loans were allocated total loss reserves of $112,000.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Mortgage loans:
Residential	$6,809	5,853
Commercial	1,516	3,180
Total mortgage loans	8,325	9,033
Commercial loans	14,785	15,391
Consumer loans	1,687	1,266
Total non-performing loans	24,797	25,690
Foreclosed assets	1,264	1,565
Total non-performing assets	$26,061	27,255
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Mortgage loans:
Residential	$3,541	5,557
Commercial	325	—
Total mortgage loans	3,866	5,557
Commercial loans	9	13,565
Consumer loans	88	610
Total 60-89 day delinquent loans	$3,963	19,732
At March 31, 2019, the allowance for loan losses totaled $55.4 million, or 0.77% of total loans, compared to $55.6 million, or 0.77% of total loans at December 31, 2018. Total non-performing loans were $24.8 million, or 0.34% of total loans at March 31, 2019, compared to $25.7 million, or 0.35% of total loans at December 31, 2018. The $893,000 decrease in non-performing loans consisted of a $1.7 million decrease in non-performing commercial mortgage loans and a $606,000 decrease in non-performing commercial loans, partially offset by a $1.0 million increase in non-performing residential mortgage loans and a $421,000 increase in non-performing consumer loans. Non-performing loans do not include $877,000 of purchased credit impaired ("PCI") loans acquired from Team Capital Bank in 2014.
At March 31, 2019 and December 31, 2018, the Company held $1.3 million and $1.6 million of foreclosed assets, respectively. During the three months ended March 31, 2019, there was one addition to foreclosed assets with a carrying value of $227,000 and three properties sold with a carrying value of $528,000. Foreclosed assets at March 31, 2019 consisted of $1.3 million of residential real estate.
Non-performing assets totaled $26.1 million, or 0.27% of total assets at March 31, 2019, compared to $27.3 million, or 0.28% of total assets at December 31, 2018.
Total investments were $1.62 billion at March 31, 2019, a $13.0 million increase from December 31, 2018. This increase was largely due to purchases of mortgage-backed securities and an increase in unrealized gains on available for sale debt securities, partially offset by repayments of mortgage-backed securities and maturities and calls of certain municipal and agency bonds.
Total deposits increased $73.3 million during the three months ended March 31, 2019 to $6.90 billion, from $6.83 billion at December 31, 2018. Total time deposits increased $54.1 million to $804.6 million at March 31, 2019, while total core deposits, consisting of savings and demand deposit accounts, increased $19.2 million to $6.10 billion at March 31, 2019. The increase in time deposits was primarily the result of a $66.5 million increase in brokered deposits, partially offset by a $12.4 million decrease in retail time deposits, primarily due to maturities of the Company's 13-month promotional certificate of deposit. The increase in core deposits was largely attributable to a $96.2 million increase in money market deposits, partially offset by decreases of $47.1 million and $29.8 million in non-interest bearing demand deposits and interest bearing demand deposits, respectively. Core deposits represented 88.3% of total deposits at March 31, 2019, compared to 89.0% at December 31, 2018.
Borrowed funds decreased $43.8 million during the three months ended March 31, 2019, to $1.40 billion. The decrease in borrowings for the period was primarily a function of wholesale funding being partially replaced by the net inflows of deposits and lower asset funding requirements. Borrowed funds represented 14.3% of total assets at March 31, 2019, a decrease from 14.8% at December 31, 2018.
Stockholders’ equity increased $14.8 million during the three months ended March 31, 2019, to $1.37 billion, primarily due to net income earned for the period and a decrease in unrealized losses on available for sale debt securities, partially offset by dividends paid to stockholders and common stock repurchases. Common stock repurchases for the three months ended March 31, 2019 totaled 78,000 shares at an average cost of $26.85. These common stock repurchases were largely made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At March 31, 2019, 2.4 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at March 31, 2019 were $20.66 and $14.38, respectively, compared with $20.49 and $14.18, respectively, at December 31, 2018. Tangible book value per share is a non-GAAP financial measure.
The following table reconciles book value per share to tangible book value per share and the associated calculations (in thousands, except per share data):

	March 31, 2019	December 31, 2018
Total stockholders' equity	$1,373,816	$1,358,980
Less: Total intangible assets	417,688	418,178
Total tangible stockholders' equity	$956,128	$940,802

Shares outstanding	66,502,750	66,325,458

Book value per share (total stockholders' equity/shares outstanding)	$20.66	$20.49
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$14.38	$14.18
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
The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act, that were effective January 1, 2015. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio at 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. The Company exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer,” of 2.5% in addition to the amount necessary to meet its minimum risk-based capital requirements.

As of March 31, 2019, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2019
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$372,121	4.00%	$372,121	4.00%	$926,727	9.96%
Common equity Tier 1 risk-based capital	341,873	4.50	531,803	7.00	926,727	12.20
Tier 1 risk-based capital	455,831	6.00	645,761	8.50	926,727	12.20
Total risk-based capital	607,775	8.00	797,704	10.50	982,225	12.93

Company:
Tier 1 leverage capital	$372,125	4.00%	$372,125	4.00%	$961,568	10.34%
Common equity Tier 1 risk-based capital	341,878	4.50	531,811	7.00	961,568	12.66
Tier 1 risk-based capital	455,838	6.00	645,770	8.50	961,568	12.66
Total risk-based capital	607,784	8.00	797,716	10.50	1,017,066	13.39
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
General. The Company reported net income of $30.9 million, or $0.48 per basic and diluted share for the three months ended March 31, 2019, compared to net income of $27.9 million, or $0.43 per basic and diluted share for the three months ended March 31, 2018.
The Company's earnings for the three months ended March 31, 2019 were positively impacted by a lower provision for loan losses stemming from an improvement in asset quality and an increase in net interest income driven by the expansion of the net interest margin from the quarter ended March 31, 2018. The improvement in the net interest margin was due to an increase in the yield on earning assets and a lagging increase in the Company's cost of funds. The net inflow of average deposits in the period also contributed to the improvement in net interest income allowing the Company to favorably shift from higher-costing sources of funds. The improvement in net interest income for the period was partially offset by a decrease in average loans outstanding.
Net Interest Income. Total net interest income increased $1.7 million to $75.0 million for the quarter ended March 31, 2019, from $73.3 million for the quarter ended March 31, 2018. Interest income for the quarter ended March 31, 2019, increased $6.1 million to $92.4 million, from $86.3 million for the same period in 2018.  Interest expense increased $4.4 million to $17.4 million for the quarter ended March 31, 2019, from $13.1 million for the quarter ended March 31, 2018.
The net interest margin increased 10 basis points to 3.40% for the quarter ended March 31, 2019, compared to 3.30% for the quarter ended March 31, 2018. The weighted average yield on interest-earning assets increased 31 basis points to 4.20% for the quarter ended March 31, 2019, compared with 3.89% for the quarter ended March 31, 2018, while the weighted average cost of interest bearing liabilities increased 28 basis points to 1.04% for the quarter ended March 31, 2019, compared to the first quarter of 2018. The average cost of interest bearing deposits for the quarter ended March 31, 2019, was 0.78%, compared with 0.47% for the same period last year.  Average non-interest bearing demand deposits totaled $1.44 billion for the three months ended March 31, 2019, compared with $1.42 billion for the three months ended March 31, 2018. The average cost of borrowed funds for the quarter ended March 31, 2019, was 2.07%, compared to 1.70% for the same period last year.
Interest income on loans secured by real estate increased $3.5 million to $55.0 million for the three months ended March 31, 2019, from $51.5 million for the three months ended March 31, 2018. Commercial loan interest income increased $1.4 million to $20.5 million for the three months ended March 31, 2019, from $19.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the average balance of total loans decreased $110.0 million to $7.13 billion, from $7.24 billion for the same period in 2018. The average loan yield for the three months ended March 31, 2019, increased 33 basis points to 4.51%, from 4.18% for the same period in 2018.

Interest income on held to maturity debt securities increased $18,000 to $3.2 million for the quarter ended March 31, 2019, compared to the same period last year. Average held to maturity debt securities totaled $473.8 million for the quarter ended March 31, 2019, compared with $469.8 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $1.2 million to $8.4 million for the quarter ended March 31, 2019, from $7.3 million for the quarter ended March 31, 2018. The average balance of available for sale debt securities and FHLBNY stock increased $30.5 million to $1.14 billion for the three months ended March 31, 2019, compared to the same period in 2018.
The average yield on total securities increased to 2.87% for the three months ended March 31, 2019, compared with 2.62% for the same period in 2018.
Interest expense on deposit accounts increased $4.3 million to $10.5 million for the quarter ended March 31, 2019, compared with $6.2 million for the quarter ended March 31, 2018. The average cost of interest bearing deposits increased to 0.78% for the quarter ended March 31, 2019, from 0.47% for the same period in 2018. The average balance of interest bearing core deposits for the quarter ended March 31, 2019 decreased $46.5 million to $4.65 billion.  Average time deposit account balances increased $146.5 million, to $777.4 million for the quarter ended March 31, 2019, from $631.0 million for the quarter ended March 31, 2018.
Interest expense on borrowed funds increased $91,000 to $6.9 million for the quarter ended March 31, 2019, from $6.8 million for the quarter ended March 31, 2018.  The average cost of borrowings increased to 2.07% for the three months ended March 31, 2019, from 1.70% for the three months ended March 31, 2018. Average borrowings decreased $276.0 million to $1.35 billion for the quarter ended March 31, 2019, from $1.63 billion for the quarter ended March 31, 2018.
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
The Company recorded a provision for loan losses of $200,000 for the three months ended March 31, 2019. This compared with a provision for loan losses of $5.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company had net charge-offs of $409,000, compared with net charge-offs of $3.1 million for the same periods in 2018. The provision for loan losses and net charge-offs for the first quarter of 2018 were impacted by a deterioration in commercial credits in the quarter, including a $15.4 million credit to a commercial borrower that filed a Chapter 7 petition in bankruptcy for a liquidation of assets. A specific reserve of $2.5 million was established in the prior year quarter for this impaired loan, and this credit was subsequently charged off in the second quarter of 2018. At March 31, 2019, the Company’s allowance for loan losses was $55.4 million, or 0.77% of total loans, compared with $55.6 million, or 0.77% of total loans at December 31, 2018.
Non-Interest Income. Non-interest income totaled $12.2 million for the quarter ended March 31, 2019, a decrease of $1.1 million, compared to the same period in 2018. Other income decreased $687,000 to $316,000 for the three months ended March 31, 2019, compared to the quarter ended March 31, 2018, primarily due to a $762,000 decrease in net fees on loan-level interest rate swap transactions and a $139,000 decrease in net gains on the sale of loans, partially offset by a $211,000 insurance recovery of ATM losses from the prior year. Fee income decreased $542,000 to $6.1 million for the three months ended March 31, 2019, compared to the same period in 2018, largely due to a $223,000 decrease in commercial loan prepayment fee income, a $104,000 decrease in loan related fee income and a $100,000 decrease in deposit related fee income. Also, wealth management income decreased $321,000, largely due to a change in the investment mix of assets under management. Partially offsetting these decreases in non-interest income, income from Bank-owned life insurance ("BOLI") increased $432,000 to $1.7 million for the three months ended March 31, 2019, compared to $1.3 million for the same period in 2018, primarily due to an increase in benefit claims in the current period.
Non-Interest Expense. For the three months ended March 31, 2019, non-interest expense totaled $48.4 million, an increase of $1.5 million, compared to the three months ended March 31, 2018. Other operating expenses increased $1.0 million to $7.1 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to increases in consulting costs and attorney fees. Compensation and benefits expense increased $500,000 to $28.4 million for the three months ended March 31, 2019, compared to $27.9 million for the same period in 2018. This increase was principally due to increases in stock-based compensation and the accrual for incentive compensation. Data processing expense increased

$363,000 to $4.0 million for the three months ended March 31, 2019, primarily due to an increase in software maintenance expense, along with increases in mobile and on-line banking expenses. Partially offsetting these increases in non-interest expense, FDIC insurance decreased $314,000 to $739,000 for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to both a lower insurance assessment rate for the current quarter and a decrease in total average assets subject to assessment.
Income Tax Expense. For the three months ended March 31, 2019, the Company’s income tax expense was $7.7 million, compared with $6.4 million, for the three months ended March 31, 2018. The Company’s effective tax rates were 19.9% for the three months ended March 31, 2019, compared to 18.6% for the three months ended March 31, 2018.  The increase in tax expense and the effective tax rate were largely the result of an increase in income derived from taxable sources.

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
•Traditional savings and interest-bearing demand accounts move at 10% of the rate ramp in either direction;
•Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and
•Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction

The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2019 (dollars in thousands):

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$301,798	$1,525	0.5%
Static	300,273	—	—%
+100	297,007	(3,266)	(1.1)%
+200	292,965	(7,308)	(2.4)%
+300	288,551	(11,722)	(3.9)%
The preceding table indicates that, as of March 31, 2019, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.9%, or $11.7 million. In the event of a 100 basis point decrease in interest rates, net interest income would increase 0.5%, or $1.5 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2019 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in Interest Rates (Basis Points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,493,280	$2,950	0.2%	15.0%	(2.0)%
Flat	1,490,330	—	—%	15.3%	—%
+100	1,427,393	(62,937)	(4.2)%	15.0%	(1.9)%
+200	1,363,908	(126,422)	(8.5)%	14.7%	(4.0)%
+300	1,305,842	(184,488)	(12.4)%	14.4%	(5.9)%
The preceding table indicates that as of March 31, 2019, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 12.4%, or $184.5 million. If rates were to decrease 100 basis points, the model forecasts a 0.2%, or $3.0 million increase in the present value of equity.
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
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2019 through January 31, 2019	8,317	$23.76	8,317	2,502,740
February 1, 2019 through February 28, 2019	10,496	27.70	10,496	2,492,244
March 1, 2019 through March 31, 2019	59,155	27.14	59,155	2,433,089
Total	77,968	26.86	77,968
(1) On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program. The repurchase program has no expiration date.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 10, 2019	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2019	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer