Form 10-Q
period 2019-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2019-08-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-31566
PROVIDENT FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			42-1547151
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

239 Washington Street	Jersey City	New Jersey	07302
(Address of Principal Executive Offices)	(City)	(State)	(Zip Code)
(732) 590-9200
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol Symbol(s)	Name of each exchange on which registered
Common	PFS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 1, 2019 there were 83,209,293 shares issued and 66,621,785 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 228,877 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2019 (Unaudited) and December 31, 2018
(Dollars in Thousands)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$141,393	$86,195
Short-term investments	66,296	56,466
Total cash and cash equivalents	207,689	142,661
Available for sale debt securities, at fair value	1,102,261	1,063,079
Held to maturity debt securities (fair value of $487,921 at June 30, 2019 (unaudited) and $479,740 at December 31, 2018)	474,855	479,425
Equity securities, at fair value	750	635
Federal Home Loan Bank stock	74,863	68,813
Loans	7,293,735	7,250,588
Less allowance for loan losses	62,810	55,562
Net loans	7,230,925	7,195,026
Foreclosed assets, net	1,688	1,565
Banking premises and equipment, net	55,513	58,124
Accrued interest receivable	31,188	31,475
Intangible assets	437,606	418,178
Bank-owned life insurance	194,179	193,085
Other assets	126,729	73,703
Total assets	$9,938,246	$9,725,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,090,272	$5,027,708
Savings deposits	1,006,290	1,051,922
Certificates of deposit of $100,000 or more	464,719	414,848
Other time deposits	313,690	335,644
Total deposits	6,874,971	6,830,122
Mortgage escrow deposits	29,623	25,568
Borrowed funds	1,512,248	1,442,282
Other liabilities	129,958	68,817
Total liabilities	8,546,800	8,366,789
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 66,405,320 shares outstanding at June 30, 2019 and 66,325,458 outstanding at December 31, 2018	832	832
Additional paid-in capital	1,025,855	1,021,533
Retained earnings	666,415	651,099
Accumulated other comprehensive income (loss)	3,976	(12,336)
Treasury stock	(277,364)	(272,470)
Unallocated common stock held by the Employee Stock Ownership Plan	(28,268)	(29,678)
Common stock acquired by the Directors’ Deferred Fee Plan	(4,169)	(4,504)
Deferred compensation – Directors’ Deferred Fee Plan	4,169	4,504
Total stockholders’ equity	1,391,446	1,358,980
Total liabilities and stockholders’ equity	$9,938,246	$9,725,769
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2019 and 2018 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income:
Real estate secured loans	$55,643	$52,756	$110,649	$104,266
Commercial loans	23,174	19,350	43,684	38,476
Consumer loans	4,785	4,945	9,568	9,850
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	8,257	7,682	16,666	14,933
Held to maturity debt securities	3,171	3,154	6,333	6,298
Deposits, Federal funds sold and other short-term investments	618	428	1,159	823
Total interest income	95,648	88,315	188,059	174,646
Interest expense:
Deposits	11,716	6,996	22,210	13,231
Borrowed funds	7,377	7,039	14,287	13,858
Total interest expense	19,093	14,035	36,497	27,089
Net interest income	76,555	74,280	151,562	147,557
Provision for loan losses	9,500	15,500	9,700	20,900
Net interest income after provision for loan losses	67,055	58,780	141,862	126,657
Non-interest income:
Fees	6,886	6,612	12,983	13,251
Wealth management income	6,243	4,602	10,322	9,002
Bank-owned life insurance	1,285	1,293	2,981	2,557
Net gain on securities transactions	29	—	29	1
Other income	1,391	1,330	1,707	2,333
Total non-interest income	15,834	13,837	28,022	27,144
Non-interest expense:
Compensation and employee benefits	28,990	27,983	57,359	55,852
Net occupancy expense	6,359	6,383	13,216	13,128
Data processing expense	4,364	3,626	8,333	7,232
FDIC insurance	428	900	1,167	1,953
Amortization of intangibles	844	546	1,334	1,116
Advertising and promotion expense	1,078	847	1,961	1,814
Other operating expenses	7,631	8,521	14,740	14,621
Total non-interest expense	49,694	48,806	98,110	95,716
Income before income tax expense	33,195	23,811	71,774	58,085
Income tax expense	8,802	4,568	16,491	10,929
Net income	$24,393	$19,243	$55,283	$47,156
Basic earnings per share	$0.38	$0.30	$0.85	$0.73
Weighted average basic shares outstanding	64,886,149	64,911,919	64,826,714	64,840,843
Diluted earnings per share	$0.38	$0.30	$0.85	$0.73
Weighted average diluted shares outstanding	65,016,724	65,099,603	64,965,062	65,024,917

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2019 and 2018 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$24,393	$19,243	$55,283	$47,156
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	9,662	(3,438)	17,240	(13,077)
Reclassification adjustment for gains included in net income	—	—	—	—
Total	9,662	(3,438)	17,240	(13,077)
Unrealized (losses) gains on derivatives	(636)	148	(950)	678
Amortization related to post-retirement obligations	34	74	22	136
Total other comprehensive income (loss)	9,060	(3,216)	16,312	(12,263)
Total comprehensive income	$33,453	$16,027	$71,595	$34,893

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2018 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2018	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2018	$832	$1,014,468	$600,591	$(16,696)	$(261,175)	$(33,134)	$(5,008)	$5,008	$1,304,886
Net income	—	—	19,243	—	—	—	—	—	19,243
Other comprehensive income, net of tax	—	—		(3,216)	—	—	—	—	(3,216)
Cash dividends paid	—	—	(13,411)	—	—	—	—	—	(13,411)
Distributions from DDFP	—	41	—	—	—	—	168	(168)	41
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(55)	—	—	—	(55)
Shares issued dividend reinvestment plan	—	170	—	—	270	—	—	—	440
Stock option exercises	—	(20)	—	—	52	—	—	—	32
Allocation of ESOP shares	—	415	—	—	—	705	—	—	1,120
Allocation of Stock Award Plan ("SAP") shares	—	2,134	—	—	—	—	—	—	2,134
Allocation of stock options	—	48	—	—	—	—	—	—	48
Balance at June 30, 2018	$832	$1,017,256	$606,423	$(19,912)	$(260,908)	$(32,429)	$(4,840)	$4,840	$1,311,262

For the six months ended June 30, 2018	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income	—	—	47,156	—	—	—	—	—	47,156
Other comprehensive income, net of tax	—	—	—	(12,263)	—	—	—	—	(12,263)
Cash dividends paid	—	—	(27,049)	—	—	—	—	—	(27,049)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP	—	81	—	—	—	—	335	(335)	81
Purchases of treasury stock	—	—	—	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(1,847)	—	—	—	(1,847)
Shares issued dividend reinvestment plan	—	305	—	—	554	—	—	—	859
Stock option exercises	—	(85)	—	—	292	—	—	—	207
Allocation of ESOP shares	—	795	—	—	—	1,410	—	—	2,205
Allocation of SAP shares	—	3,159	—	—	—	—	—	—	3,159
Allocation of stock options	—	93	—	—	—	—	—	—	93
Balance at June 30, 2018	$832	$1,017,256	$606,423	$(19,912)	$(260,908)	$(32,429)	$(4,840)	$4,840	$1,311,262
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2019 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2019	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2019	832	1,023,671	657,375	(5,084)	(274,005)	(28,973)	(4,337)	4,337	1,373,816
Net income	—	—	24,393	—	—	—	—	—	24,393
Other comprehensive income, net of tax	—	—	—	9,060	—	—	—	—	9,060
Cash dividends paid	—	—	(15,353)	—	—	—	—	—	(15,353)
Distributions from DDFP	—	43	—	—	—	—	168	(168)	43
Purchases of treasury stock	—	—	—	—	(3,870)	—	—	—	(3,870)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(39)	—	—	—	(39)
Shares issued dividend reinvestment plan	—	122	—	—	341	—	—	—	463
Stock option exercises	—	(85)	—	—	209	—	—	—	124
Allocation of ESOP shares	—	339	—	—	—	705	—	—	1,044
Allocation of SAP shares	—	1,719	—	—	—	—	—	—	1,719
Allocation of stock options	—	46	—	—	—	—	—	—	46
Balance at June 30, 2019	$832	$1,025,855	$666,415	$3,976	$(277,364)	$(28,268)	$(4,169)	$4,169	$1,391,446

For the six months ended June 30, 2019	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	55,283	—	—	—	—	—	55,283
Other comprehensive income, net of tax	—	—	—	16,312	—	—	—	—	16,312
Cash dividends paid	—	—	(44,317)	—	—	—	—	—	(44,317)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from DDFP	—	85	—	—	—	—	335	(335)	85
Purchases of treasury stock	—	—	—	—	(4,050)	—	—	—	(4,050)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,953)	—	—	—	(1,953)
Shares issued dividend reinvestment plan	—	429	—	—	874	—	—	—	1,303
Stock option exercises	—	(96)	—	—	235	—	—	—	139
Allocation of ESOP shares	—	709	—	—	—	1,410	—	—	2,119
Allocation of SAP shares	—	3,107	—	—	—	—	—	—	3,107
Allocation of stock options	—	88	—	—	—	—	—	—	88
Balance at June 30, 2019	$832	$1,025,855	$666,415	$3,976	$(277,364)	$(28,268)	$(4,169)	$4,169	$1,391,446
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2019 and 2018 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$55,283	$47,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,226	5,092
Provision for loan losses	9,700	20,900
Deferred tax benefit	(1,206)	(22,111)
Amortization of operating lease right-of-use assets	4,176	—
Income on Bank-owned life insurance	(2,981)	(2,557)
Net amortization of premiums and discounts on securities	3,598	4,458
Accretion of net deferred loan fees	(2,493)	(2,404)
Amortization of premiums on purchased loans, net	328	405
Net increase in loans originated for sale	(10,002)	(4,545)
Proceeds from sales of loans originated for sale	10,642	5,111
Proceeds from sales and paydowns of foreclosed assets	803	2,063
ESOP expense	2,119	2,205
Allocation of stock award shares	3,107	3,159
Allocation of stock options	88	93
Net gain on sale of loans	(640)	(566)
Net gain on securities transactions	(29)	(1)
Net gain on sale of premises and equipment	—	(25)
Net gain on sale of foreclosed assets	(76)	(559)
Decrease in accrued interest receivable	287	89
(Increase) decrease in other assets	(26,637)	3,223
Increase in other liabilities	20,597	12,056
Net cash provided by operating activities	71,890	73,242
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	14,291	24,997
Purchases of held to maturity debt securities	(12,017)	(22,470)
Proceeds from maturities and paydowns of available for sale debt securities	91,927	101,691
Purchases of available for sale debt securities	(108,684)	(138,020)
Proceeds from redemption of Federal Home Loan Bank stock	71,215	75,655
Purchases of Federal Home Loan Bank stock	(77,265)	(71,243)
Net cash paid in acquisition	(15,022)	—
BOLI claim benefits received	1,891	—
Purchases of loans	—	(1,344)
Net (increase) decrease in loans	(41,832)	74,574
Proceeds from sales of premises and equipment	—	25
Purchases of premises and equipment	(1,358)	(1,139)
Net cash (used in) provided by investing activities	(76,854)	42,726
Cash flows from financing activities:
Net increase (decrease) in deposits	44,849	(40,217)
Increase in mortgage escrow deposits	4,055	4,173
Cash dividends paid to stockholders	(44,317)	(27,049)
Shares issued dividend reinvestment plan	1,303	859

	Six months ended June 30,
	2019	2018
Purchase of treasury stock	(4,050)	—
Purchase of employee restricted shares to fund statutory tax withholding	(1,953)	(1,847)
Stock options exercised	139	207
Proceeds from long-term borrowings	338,000	525,000
Payments on long-term borrowings	(406,000)	(410,834)
Net increase (decrease) in short-term borrowings	137,966	(215,141)
Net cash provided by (used in) financing activities	69,992	(164,849)
Net increase (decrease) in cash and cash equivalents	65,028	(48,881)
Cash and cash equivalents at beginning of period	142,661	190,834
Cash and cash equivalents at end of period	$207,689	$141,953
Cash paid during the period for:
Interest on deposits and borrowings	$36,337	$26,925
Income taxes	$11,360	$4,128
Non cash investing activities:
Initial recognition of operating lease right-of-use assets	$44,946	$—
Initial recognition of operating lease liabilities	$46,050	$—
Transfer of loans receivable to foreclosed assets	$850	$1,245
Acquisitions:
Non-cash assets acquired:
Goodwill and other intangible assets, net	$21,562	$—
Other assets	71	—
Total non-cash assets acquired	$21,633	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for all of 2019.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2019			2018
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$24,393			$19,243
Basic earnings per share:
Income available to common stockholders	$24,393	64,886,149	$0.38	$19,243	64,911,919	$0.30
Dilutive shares		130,575			187,684
Diluted earnings per share:
Income available to common stockholders	$24,393	65,016,724	$0.38	$19,243	65,099,603	$0.30

	Six months ended June 30,
	2019			2018
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$55,283			$47,156
Basic earnings per share:
Income available to common stockholders	$55,283	64,826,714	$0.85	$47,156	64,840,843	$0.73
Dilutive shares		138,348			184,074
Diluted earnings per share:
Income available to common stockholders	$55,283	64,965,062	$0.85	$47,156	65,024,917	$0.73
Antidilutive stock options and awards at June 30, 2019 and 2018, totaling 715,290 shares and 420,544 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Business Combinations
On April 1, 2019, Beacon Trust Company ("Beacon"), completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
The acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three year period after the closing date of the acquisition if certain targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. Total cost of the acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired in the transaction were nominal. No liabilities were assumed in the acquisition. The goodwill recorded in the transaction is deductible for tax purposes.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.
Note 3. Investment Securities
At June 30, 2019, the Company had $1.10 billion and $474.9 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") in future periods. The total number of available for sale and held to maturity debt securities in an unrealized loss position as of June 30, 2019, totaled 126, compared with 509 at December 31, 2018. All securities with unrealized losses at June 30, 2019 were analyzed for OTTI. Based upon this analysis, the Company believes that, as of June 30, 2019, such securities with unrealized losses do not represent impairments that are other-than-temporary.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,062,798	11,581	(1,618)	1,072,761
State and municipal obligations	3,932	171	—	4,103
Corporate obligations	25,036	361	—	25,397
	$1,091,766	12,113	(1,618)	1,102,261

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,048,415	2,704	(16,150)	1,034,969
State and municipal obligations	2,828	84	—	2,912
Corporate obligations	25,039	268	(109)	25,198
	$1,076,282	3,056	(16,259)	1,063,079
The amortized cost and fair value of available for sale debt securities at June 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2019
	Amortized cost	Fair Value
Due in one year or less	$—	—
Due after one year through five years	3,005	3,069
Due after five years through ten years	25,963	26,431
Due after ten years	—	—
	$28,968	29,500
Mortgage-backed securities totaling $1.06 billion at amortized cost and $1.07 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and six months ended June 30, 2019 and 2018, no securities were sold or called from the available for sale debt securities portfolio.
The following tables present the fair values and gross unrealized losses for available for sale debt securities with temporary impairment at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses
Mortgage-backed securities	$11,823	(52)	269,025	(1,566)	280,848	(1,618)
	$11,823	(52)	269,025	(1,566)	280,848	(1,618)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$218,175	(2,173)	545,880	(13,977)	764,055	(16,150)
Corporate obligations	7,897	(109)	—	—	7,897	(109)
	$226,072	(2,282)	545,880	(13,977)	771,952	(16,259)
The number of available for sale debt securities in an unrealized loss position at June 30, 2019 totaled 62, compared with 175 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at June 30, 2019, was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired securities were investment grade at June 30, 2019. At June 30, 2019, there were no private label mortgage-backed securities in an unrealized loss position.
Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of June 30, 2019, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,622	13	(13)	4,622
Mortgage-backed securities	151	4	—	155
State and municipal obligations	459,105	13,255	(211)	472,149
Corporate obligations	10,977	42	(24)	10,995
	$474,855	13,314	(248)	487,921

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Agency obligations	$4,989	1	(94)	4,896
Mortgage-backed securities	187	3	—	190
State and municipal obligations	463,801	4,329	(3,767)	464,363
Corporate obligations	10,448	1	(158)	10,291
	$479,425	4,334	(4,019)	479,740
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2019 and 2018. For the three and six months ended June 30, 2019, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $2.8 million and $12.1 million, respectively. On these calls of securities, there were $29,000 of gross gains and no gross losses for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $195,000 and $20.5 million, respectively. There were no gross gains on calls for the three months ended June 30, 2018 and $1,000 for the six months ended June 30, 2018, and no gross losses in both the three and six month periods.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at June 30, 2019 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2019
	Amortized cost	Fair value
Due in one year or less	$11,479	11,494
Due after one year through five years	92,997	94,361
Due after five years through ten years	265,666	273,517
Due after ten years	104,562	108,394
	$474,704	487,766
Mortgage-backed securities totaling $151,000 at amortized cost and $155,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables present the fair value and gross unrealized losses for held to maturity debt securities with temporary impairment at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$2,897	(13)	—	—	2,897	(13)
State and municipal obligations	1,635	(3)	24,673	(208)	26,308	(211)
Corporate obligations	5,224	(24)	—	—	5,224	(24)
	$9,756	(40)	24,673	(208)	34,429	(248)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	4,525	(94)	4,525	(94)
State and municipal obligations	96,412	(918)	81,663	(2,849)	178,075	(3,767)
Corporate obligations	—	—	9,004	(158)	9,004	(158)
	$96,412	(918)	95,192	(3,101)	191,604	(4,019)
Based on its detailed review of the held to maturity debt securities portfolio, the Company believes that as of June 30, 2019, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at June 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of held to maturity debt securities in an unrealized loss position at June 30, 2019 totaled 64, compared with 334 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at June 30, 2019, was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired investment securities were investment grade at June 30, 2019.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Mortgage loans:
Residential	$1,075,909	1,099,464
Commercial	2,362,762	2,299,313
Multi-family	1,351,761	1,339,677
Construction	383,233	388,999
Total mortgage loans	5,173,665	5,127,453
Commercial loans	1,713,018	1,695,021
Consumer loans	410,993	431,428
Total gross loans	7,297,676	7,253,902
Purchased credit-impaired ("PCI") loans	861	899
Premiums on purchased loans	2,959	3,243
Unearned discounts	(33)	(33)
Net deferred fees	(7,728)	(7,423)
Total loans	$7,293,735	7,250,588
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	June 30, 2019
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$3,710	3,675	6,490	—	13,875	1,062,034	1,075,909
Commercial	—	141	1,753	—	1,894	2,360,868	2,362,762
Multi-family	—	—	—	—	—	1,351,761	1,351,761
Construction	—	—	—	—	—	383,233	383,233
Total mortgage loans	3,710	3,816	8,243	—	15,769	5,157,896	5,173,665
Commercial loans	1,777	3,825	28,796	—	34,398	1,678,620	1,713,018
Consumer loans	1,633	104	1,516	—	3,253	407,740	410,993
Total gross loans	$7,120	7,745	38,555	—	53,420	7,244,256	7,297,676

	December 31, 2018
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$4,188	5,557	5,853	—	15,598	1,083,866	1,099,464
Commercial	—	—	3,180	—	3,180	2,296,133	2,299,313
Multi-family	—	—	—	—	—	1,339,677	1,339,677
Construction	—	—	—	—	—	388,999	388,999
Total mortgage loans	4,188	5,557	9,033	—	18,778	5,108,675	5,127,453
Commercial loans	425	13,565	15,391	—	29,381	1,665,640	1,695,021
Consumer loans	1,238	610	1,266	—	3,114	428,314	431,428
Total gross loans	$5,851	19,732	25,690	—	51,273	7,202,629	7,253,902

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $38.6 million and $25.7 million at

June 30, 2019 and December 31, 2018, respectively. Included in non-accrual loans were $20.7 million and $11.1 million of loans which were less than 90 days past due at June 30, 2019 and December 31, 2018, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2019 or December 31, 2018.
The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, all amounts due under the contractual terms of the loan agreement will not be collected. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a loan modification resulting in a concession is made in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans, including residential mortgages and other consumer loans, are evaluated collectively for impairment and are excluded from the definition of impaired loans, unless modified as a TDR. The Company separately calculates the reserve for loan losses on impaired loans. The Company may recognize impairment of a loan based upon: (1) the present value of expected cash flows discounted at the effective interest rate; (2) if a loan is collateral dependent, the fair value of collateral; or (3) the fair value of the loan. Additionally, if impaired loans have risk characteristics in common, those loans may be aggregated and historical statistics may be used as a means of measuring those impaired loans.
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
At June 30, 2019, there were 156 impaired loans totaling $70.6 million. Included in this total were 130 TDRs related to 126 borrowers totaling $45.5 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2019. At December 31, 2018, there were 152 impaired loans totaling $50.7 million. Included in this total were 129 TDRs to 124 borrowers totaling $35.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2018.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	June 30, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$36,665	31,804	2,093	70,562
Collectively evaluated for impairment	5,137,000	1,681,214	408,900	7,227,114
Total gross loans	$5,173,665	1,713,018	410,993	7,297,676

	December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,680	23,747	2,257	50,684
Collectively evaluated for impairment	5,102,773	1,671,274	429,171	7,203,218
Total gross loans	$5,127,453	1,695,021	431,428	7,253,902

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$894	8,450	46	9,390
Collectively evaluated for impairment	26,386	25,099	1,935	53,420
Total gross loans	$27,280	33,549	1,981	62,810

	December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,026	92	47	1,165
Collectively evaluated for impairment	26,652	25,601	2,144	54,397
Total gross loans	$27,678	25,693	2,191	55,562
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2019 and 2018, along with their balances immediately prior to the modification date and post-modification as of June 30, 2019 and 2018.

	For the three months ended
	June 30, 2019			June 30, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$749	$718	1	$118	$103
Total mortgage loans	2	749	718	1	118	103
Commercial loans	4	1,490	1,480	—	—	—
Total restructured loans	6	$2,239	$2,198	1	$118	$103

	For the six months ended
	June 30, 2019			June 30, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$749	$718	1	$118	$103
Commercial	1	14,010	14,010	—	—	—
Total mortgage loans	3	14,759	14,728	1	—	—
Commercial loans	7	2,702	2,564	5	8,126	9,179
Total restructured loans	10	$17,461	$17,292	6	$8,244	$9,282
All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. During the three and six months ended June 30, 2019, $2.0 million of charge-offs were recorded on collateral dependent impaired loans. During the three and six months ended June 30, 2018, $428,000 and $2.0 million of charge-offs were recorded on collateral dependent impaired loans, respectively. For both the three and six months ended June 30, 2019, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $63,000 and $166,000, respectively, and was included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and six months ended June 30, 2019, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 4.99% and 3.99%, respectively, compared to a weighted average rate of 4.56% and 3.96% prior to modification, respectively.
The following table presents loans modified as TDRs within the previous 12 months from June 30, 2019 and 2018, and for which there was a payment default (90 days or more past due) at the quarter ended June 30, 2019 and 2018.

	June 30, 2019		June 30, 2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Commercial loans	2	$642	3	$1,344
Total restructured loans	2	$642	3	$1,344

There were two loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending June 30, 2019. There were three payment defaults (90 days or more past due) to one borrower for loans modified as TDRs within the 12 month period ending June 30, 2018. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $861,000 at June 30, 2019 and $899,000 at December 31, 2018.

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2019
Balance at beginning of period	$26,926	26,351	2,076	55,353
Provision charged to operations	262	9,175	63	9,500
Recoveries of loans previously charged-off	105	113	124	342
Loans charged-off	(13)	(2,090)	(282)	(2,385)
Balance at end of period	$27,280	33,549	1,981	62,810

2018
Balance at beginning of period	$28,001	32,326	2,194	62,521
Provision (credited) charged to operations	(782)	16,436	(154)	15,500
Recoveries of loans previously charged-off	44	105	213	362
Loans charged-off	(102)	(19,373)	(89)	(19,564)
Balance at end of period	$27,161	29,494	2,164	58,819

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2019
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision (credited) charged to operations	(720)	10,457	(37)	9,700
Recoveries of loans previously charged-off	336	165	254	755
Loans charged-off	(14)	(2,766)	(427)	(3,207)
Balance at end of period	$27,280	33,549	1,981	62,810

2018
Balance at beginning of period	$28,052	29,814	2,329	60,195
Provision (credited) charged to operations	(804)	21,825	(121)	20,900
Recoveries of loans previously charged-off	132	232	392	756
Loans charged-off	(219)	(22,377)	(436)	(23,032)
Balance at end of period	$27,161	29,494	2,164	58,819

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	June 30, 2019					December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$15,255	12,403	—	12,402	311	15,013	12,005	—	12,141	594
Commercial	—	—	—	—	—	1,550	1,546	—	1,546	—
Total	15,255	12,403	—	12,402	311	16,563	13,551	—	13,687	594
Commercial loans	6,051	4,696	—	5,101	55	21,746	16,254	—	17,083	328
Consumer loans	1,724	1,172	—	1,200	38	1,871	1,313	—	1,386	90
Total impaired loans	$23,030	18,271	—	18,703	404	40,180	31,118	—	32,156	1,012

Loans with an allowance recorded
Mortgage loans:
Residential	$9,631	9,225	782	9,278	629	10,573	10,090	954	10,186	425
Commercial	15,037	15,037	112	15,052	283	1,039	1,039	72	1,052	53
Total	24,668	24,262	894	24,330	912	11,612	11,129	1,026	11,238	478
Commercial loans	28,393	27,108	8,450	28,640	199	7,493	7,493	92	9,512	435
Consumer loans	932	921	46	932	25	954	944	47	962	40
Total impaired loans	$53,993	52,291	9,390	53,902	1,136	20,059	19,566	1,165	21,712	953

Total impaired loans
Mortgage loans:
Residential	$24,886	21,628	782	21,680	940	25,586	22,095	954	22,327	1,019
Commercial	15,037	15,037	112	15,052	283	2,589	2,585	72	2,598	53
Total	39,923	36,665	894	36,732	1,223	28,175	24,680	1,026	24,925	1,072
Commercial loans	34,444	31,804	8,450	33,741	254	29,239	23,747	92	26,595	763
Consumer loans	2,656	2,093	46	2,132	63	2,825	2,257	47	2,348	130
Total impaired loans	$77,023	70,562	9,390	72,605	1,540	60,239	50,684	1,165	53,868	1,965
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $9.4 million at June 30, 2019 and $1.2 million at December 31, 2018. At June 30, 2019 and December 31, 2018, impaired loans for which there was no related allowance for loan losses totaled $18.3 million and $31.1 million, respectively. The average balance of impaired loans for the six months ended June 30, 2019 and December 31, 2018 was $72.6 million and $53.9 million, respectively.
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

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At June 30, 2019
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,997	28,120	—	—	31,117	72,209	104	103,430
Substandard	8,344	12,494	—	6,181	27,019	64,216	1,960	93,195
Doubtful	—	—	—	—	—	6,602	—	6,602
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	11,341	40,614	—	6,181	58,136	143,027	2,064	203,227
Pass/Watch	1,064,568	2,322,148	1,351,761	377,052	5,115,529	1,569,991	408,929	7,094,449
Total	$1,075,909	2,362,762	1,351,761	383,233	5,173,665	1,713,018	410,993	7,297,676

	At December 31, 2018
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,071	14,496	228	—	19,795	67,396	610	87,801
Substandard	7,878	13,292	—	6,181	27,351	45,180	1,711	74,242
Doubtful	—	—	—	—	—	923	—	923
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,949	27,788	228	6,181	47,146	113,499	2,321	162,966
Pass/Watch	1,086,515	2,271,525	1,339,449	382,818	5,080,307	1,581,522	429,107	7,090,936
Total	$1,099,464	2,299,313	1,339,677	388,999	5,127,453	1,695,021	431,428	7,253,902

Note 5. Deposits
Deposits at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Savings	$1,006,290	1,051,922
Money market	1,665,727	1,496,310
NOW	1,942,106	2,049,645
Non-interest bearing	1,482,439	1,481,753
Certificates of deposit	778,409	750,492
Total deposits	$6,874,971	6,830,122

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
Net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2019 and 2018 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	—	20	29	$—	—	40	58
Interest cost	300	274	209	197	600	548	419	394
Expected return on plan assets	(641)	(693)	—	—	(1,282)	(1,386)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	254	199	(207)	(99)	508	398	(414)	(198)
Net periodic benefit (decrease) increase in benefit cost	$(87)	(220)	22	127	$(174)	(440)	45	254
In its consolidated financial statements for the year ended December 31, 2018, the Company previously disclosed that it does not expect to contribute to the pension plan in 2019. As of June 30, 2019, no contributions have been made to the pension plan.
The net periodic benefit (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2019 were calculated using the January 1, 2019 pension and other post-retirement benefits actuarial valuations.
Note 7. Impact of Recent Accounting Pronouncements
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
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance only includes instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. In the first quarter of 2018, the Company formed a working group to guide the implementation efforts, including the identification and review of all lease agreements within the scope of the guidance. The working group has identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. Also, the working group purchased and implemented a software platform to properly record and track all leases, monitor right-of-use assets and lease liabilities and support all accounting and disclosure requirements of the guidance. The Company adopted both ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use and an additional lease liability on its consolidated statement of financial condition of $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments at January 1, 2019. It also resulted in additional footnote disclosures (see Note 12 - "Leases").
Accounting Pronouncements Not Yet Adopted
In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition and measurement. The most significant provisions of the ASU relate to how companies will estimate expected credit losses under Topic 326 by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. ASU No. 2019-04 is effective for reporting periods beginning January 1, 2020. The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The Company is currently assessing the impact that the guidance will have on the Company’s consolidated financial statements.
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
GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2019 and December 31, 2018.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2019 and December 31, 2018.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2019 and December 31, 2018.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,072,761	—	1,072,761	—
State and municipal obligations	4,103	—	4,103	—
Corporate obligations	25,397	—	25,397	—
Total available for sale debt securities	$1,102,261	—	1,102,261	—
Equity securities	750	750	—	—
Derivative assets	33,584	—	33,584	—
	$1,136,595	750	1,135,845	—

Derivative liabilities	$36,104	—	36,104	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$15,247	—	—	15,247
Foreclosed assets	1,688	—	—	1,688
	$16,935	—	—	16,935

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$—	—	—	—
Mortgage-backed securities	1,034,969	—	1,034,969	—
State and municipal obligations	2,912	—	2,912	—
Corporate obligations	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	—	1,063,079	—
Equity Securities	635	635	—	—
Derivative assets	15,634	—	15,634	—
	$1,079,348	635	1,078,713	—

Derivative liabilities	$14,766	—	14,766	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$4,285	—	—	4,285
Foreclosed assets	1,565	—	—	1,565
	$5,850	—	—	5,850
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2019.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at June 30, 2019 and December 31, 2018 was $43.9 million and $35.0 million, respectively, representing reserves required by banking regulations.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2019 and December 31, 2018. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$207,689	207,689	207,689	—	—
Available for sale debt securities:
Mortgage-backed securities	1,072,761	1,072,761	—	1,072,761	—
State and municipal obligations	4,103	4,103	—	4,103	—
Corporate obligations	25,397	25,397	—	25,397	—
Total available for sale debt securities	$1,102,261	1,102,261	—	1,102,261	—
Held to maturity debt securities:
Agency obligations	4,622	4,622	4,622	—	—
Mortgage-backed securities	151	155	—	155	—
State and municipal obligations	459,105	472,149	—	472,149	—
Corporate obligations	10,977	10,995	—	10,995	—
Total held to maturity debt securities	$474,855	487,921	4,622	483,299	—
FHLBNY stock	74,863	74,863	74,863	—	—
Equity Securities	750	750	750	—	—
Loans, net of allowance for loan losses	7,230,925	7,237,101	—	—	7,237,101
Derivative assets	33,584	33,584	—	33,584	—

Financial liabilities:
Deposits other than certificates of deposits	$6,096,562	6,096,562	6,096,562	—	—
Certificates of deposit	778,409	776,789	—	776,789	—
Total deposits	$6,874,971	6,873,351	6,096,562	776,789	—
Borrowings	1,512,248	1,512,829	—	1,512,829	—
Derivative liabilities	36,104	36,104	—	36,104	—

		Fair Value Measurements at December 31, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$142,661	142,661	142,661	—	—
Available for sale debt securities:
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,034,969	1,034,969	—	1,034,969	—
State and municipal obligations	2,912	2,912	—	2,912	—
Corporate obligations	25,198	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	1,063,079	—	1,063,079	—
Held to maturity debt securities:
Agency obligations	$4,989	4,896	4,896	—	—
Mortgage-backed securities	187	190	—	190	—
State and municipal obligations	463,801	464,363	—	464,363	—
Corporate obligations	10,448	10,291	—	10,291	—
Total held to maturity debt securities	$479,425	479,740	4,896	474,844	—
FHLBNY stock	68,813	68,813	68,813	—	—
Equity Securities	635	635	635	—	—
Loans, net of allowance for loan losses	7,195,026	7,104,380	—	—	7,104,380
Derivative assets	15,634	15,634	—	15,634	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,630	6,079,630	6,079,630	—	—
Certificates of deposit	750,492	746,753	—	746,753	—
Total deposits	$6,830,122	6,826,383	6,079,630	746,753	—
Borrowings	1,442,282	1,431,001	—	1,431,001	—
Derivative liabilities	14,766	14,766	—	14,766	—

Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$13,281	(3,619)	9,662	$(4,670)	1,232	(3,438)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	13,281	(3,619)	9,662	(4,670)	1,232	(3,438)
Unrealized (losses) gains on Derivatives (cash flow hedges)	(874)	238	(636)	201	(53)	148
Amortization related to post-retirement obligations	47	(13)	34	101	(27)	74
Total other comprehensive income (loss)	$12,454	(3,394)	9,060	$(4,368)	1,152	(3,216)

	Six months ended June 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$23,698	(6,458)	17,240	(17,763)	4,686	(13,077)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	23,698	(6,458)	17,240	(17,763)	4,686	(13,077)
Unrealized (losses) gains on Derivatives (cash flow hedges)	(1,306)	356	(950)	921	(243)	678
Amortization related to post-retirement obligations	30	(8)	22	185	(49)	136
Total other comprehensive income (loss)	$22,422	(6,110)	16,312	(16,657)	4,394	(12,263)

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended June 30,
	2019				2018
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains (losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at March 31,	$(2,027)	(3,637)	580	(5,084)	(13,115)	(4,784)	1,203	(16,696)
Current - period other comprehensive income (loss)	9,662	34	(636)	9,060	(3,438)	74	148	(3,216)
Balance at June 30,	$7,635	(3,603)	(56)	3,976	(16,553)	(4,710)	1,351	(19,912)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the six months ended June 30,
	2019				2018
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized (Losses) Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at December 31,	$(9,605)	(3,625)	894	(12,336)	(3,292)	(4,846)	673	(7,465)
Current - period other comprehensive income (loss)	17,240	22	(950)	16,312	(13,077)	136	678	(12,263)
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	$—	—	—	—	(184)	—	—	(184)
Balance at June 30,	$7,635	(3,603)	(56)	3,976	(16,553)	(4,710)	1,351	(19,912)
The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2019	2018
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$47	101	Compensation and employee benefits (1)
	(13)	(27)	Income tax expense
Total reclassification	$34	74	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2019	2018
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$94	200	Compensation and employee benefits (1)
	(26)	(52)	Income tax expense
Total reclassification	$68	148	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2019 and December 31, 2018, the Company had 78 and 62 interest rate swaps, respectively, with aggregate notional amounts of $1.32 billion and $1.01 billion, respectively, related to this program.
The Company periodically enters into risk participation agreements ("RPAs") with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPA's are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPA's, the Company will either receive or make a payment if a borrower defaults on the related interest rate contract. At June 30, 2019 and December 31, 2018, the Company had 11 and seven credit contracts, respectively, with aggregate notional amounts of $85.7 million and $66.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At June 30, 2019 and December 31, 2018, the fair value of these credit derivatives were $410,000 and $251,000, respectively.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $184,000 will be reclassified as an increase to interest expense. As of June 30, 2019, the Company had three outstanding interest rate derivatives with an aggregate notional amount of $80.0 million that was designated as a cash flow hedge of interest rate risk.

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018 (in thousands):

	At June 30, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$33,252	Other liabilities	36,104
Credit contracts	Other assets	410	Other liabilities	—
Total derivatives not designated as a hedging instrument		$33,662		36,104

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$(78)	Other liabilities	—
Total derivatives designated as a hedging instrument		$(78)		—

	At December 31, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$14,154	Other liabilities	14,766
Credit contracts	Other assets	251	Other liabilities	—
Total derivatives not designated as a hedging instrument		$14,405		14,766

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$1,229	Other liabilities	—
Total derivatives designated as a hedging instrument		$1,229		—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2019 and 2018 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2019	June 30, 2018
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$1,422	(64)
Credit contracts	Other income	19	81
Total		$1,441	17

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$147	74
Total		$147	74

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2019	June 30, 2018
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(2,096)	238
Credit contracts	Other income	15	81
Total		$(2,081)	319

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$309	80
Total		$309	80
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
At June 30, 2019, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $35.3 million at June 30, 2019. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $35.0 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.
Note 11. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months and six months ended June 30, 2019, the out-of-scope revenue related to financial instruments was 85.8% and 87.0% of the Company's total revenue, respectively, compared to 86.5% for both the three and six months ended June 30, 2018. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into two categories, wealth management revenue and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in-thousands)	2019	2018	2019	2018
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,243	4,602	10,322	9,002
Banking service charges and other fees:
Service charges on deposit accounts	3,278	3,240	6,467	6,554
Debit card and ATM fees	1,489	1,556	2,797	2,958
Total banking service charges and other fees	4,767	4,796	9,264	9,512
Total in-scope non-interest income	11,010	9,398	19,586	18,514
Total out-of-scope non-interest income	4,824	4,439	8,436	8,630
Total non-interest income	$15,834	13,837	28,022	27,144

Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly. The fee is generally based upon the average market value of the assets under management ("AUM") for the month and the applicable fee rate. For customers acquired in the recently completed T&L transaction, the fee is based upon AUM at the end of the preceding quarter and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer either on a monthly or quarterly basis. The Company does not earn performance-based incentives. Other optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
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
Note 12. Leases
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
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at June 30, 2019 (in thousands):

	Classification	June 30, 2019
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	44,533
Lease Liabilities:
Operating lease liabilities	Other liabilities	45,578
The calculated amount of the right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Company considers the first renewal option to be reasonably certain and includes it in the calculation of the right-of use asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception based upon the term of the lease. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was applied.
At June 30, 2019, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.5 years and 3.45%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

(in-thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease Costs
Operating lease cost	$2,126	$4,176
Variable lease cost	597	1,357
Total Lease Cost	$2,723	$5,533

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,115
During the three and six months ended June 30, 2019, the Company entered into one new lease obligation related to the T&L acquisition. The Company recorded a $1.9 million right-of-use asset for this lease obligation.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

(in-thousands)	Operating Leases
Twelve months ended:
Remainder of 2019	$4,039
2020	8,067
2021	5,874
2022	5,177
2023	4,752
Thereafter	26,541
Total future minimum lease payments	54,450
Amounts representing interest	8,872
Present value of net future minimum lease payments	$45,578

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
Acquisition
On April 1, 2019, Beacon Trust Company ("Beacon"), completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
The acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three year period after the closing date of the acquisition if certain targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. Total cost of the acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired in the transaction were nominal. No liabilities were assumed in the acquisition. The goodwill recorded in the transaction is deductible for tax purposes.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look-back period and adjusted for a loss emergence period. Quantitative loss factors are evaluated at least annually. Management completed its annual evaluation of the quantitative loss factors for the quarter ended September 30, 2018. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. Qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for loans collectively evaluated for impairment.
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
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at June 30, 2019 or December 31, 2018.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND DECEMBER 31, 2018
Total assets at June 30, 2019 were $9.94 billion, a $212.5 million increase from December 31, 2018. The increase in total assets was primarily due to a $65.0 million increase in cash and cash equivalents, a $53.0 million increase in other assets, a $43.1 million increase in total loans, a $40.8 million increase in total investments and a $19.4 million increase in intangible assets.

The increase in other assets was largely due to the Company's January 1, 2019 adoption of a new lease accounting standard. The Company recorded a right of use asset ("ROU") of $44.9 million, which was based on the present value of the expected remaining lease payments at January 1, 2019. At June 30, 2019 the ROU was $44.5 million.
The Company’s loan portfolio increased $43.1 million to $7.29 billion at June 30, 2019, from $7.25 billion at December 31, 2018. For the six months ended June 30, 2019, loan originations, including advances on lines of credit, totaled $1.35 billion, compared with $1.60 billion for the same period in 2018. During the six months ended June 30, 2019, the loan portfolio had net increases of $63.4 million in commercial mortgage loans, $18.0 million in commercial loans and $12.1 million in multi-family mortgage loans, partially offset by net decreases of $23.6 million in residential mortgage loans, $20.4 million in consumer loans and $5.8 million in construction loans. Commercial real estate, commercial and construction loans represented 79.6% of the loan portfolio at June 30, 2019, compared to 78.9% at December 31, 2018.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $302.9 million and $168.9 million, respectively, at June 30, 2019, compared to $266.8 million and $146.0 million, respectively, at December 31, 2018. No SNCs were 90 days or more delinquent at June 30, 2019.
The Company had outstanding junior lien mortgages totaling $155.6 million at June 30, 2019. Of this total, 12 loans totaling $586,980 were 90 days or more delinquent. These loans were allocated total loss reserves of $105,645.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Mortgage loans:
Residential	$6,490	5,853
Commercial	1,753	3,180
Total mortgage loans	8,243	9,033
Commercial loans	28,796	15,391
Consumer loans	1,516	1,266
Total non-performing loans	38,555	25,690
Foreclosed assets	1,688	1,565
Total non-performing assets	$40,243	27,255
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Mortgage loans:
Residential	$3,675	5,557
Commercial	141	—
Total mortgage loans	3,816	5,557
Commercial loans	3,825	13,565
Consumer loans	104	610
Total 60-89 day delinquent loans	$7,745	19,732
At June 30, 2019, the allowance for loan losses totaled $62.8 million, or 0.86% of total loans, compared to $55.6 million, or 0.77% of total loans at December 31, 2018. Total non-performing loans were $38.6 million, or 0.53% of total loans at June 30, 2019, compared to $25.7 million, or 0.35% of total loans at December 31, 2018. The $12.9 million increase in non-performing loans consisted of a $13.4 million increase in non-performing commercial loans, a $637,000 increase in non-performing residential mortgage loans and a $250,000 increase in non-performing consumer loans, partially offset by a $1.4 million decrease in non-performing commercial mortgage loans. Non-performing loans do not include $861,000 of purchased credit impaired ("PCI") loans acquired from Team Capital Bank in 2014.
At June 30, 2019 and December 31, 2018, the Company held $1.7 million and $1.6 million of foreclosed assets, respectively. During the six months ended June 30, 2019, there were five additions to foreclosed assets with a carrying value of $850,000, and four properties sold with a carrying value of $727,000. Foreclosed assets at June 30, 2019 consisted of $1.6 million of residential real estate and $130,000 of marine assets.

Non-performing assets totaled $40.2 million, or 0.40% of total assets at June 30, 2019, compared to $27.3 million, or 0.28% of total assets at December 31, 2018.
Total investments were $1.65 billion at June 30, 2019, a $40.8 million increase from December 31, 2018. This increase was largely due to purchases of mortgage-backed securities and an increase in unrealized gains on available for sale debt securities, partially offset by repayments of mortgage-backed securities and maturities and calls of certain municipal and agency bonds.
For the six months ended June 30, 2019, intangible assets increased $19.4 million, primarily related to the acquisition of T&L, partially offset by scheduled amortization.
Total deposits increased $44.8 million during the six months ended June 30, 2019 to $6.87 billion. Total time deposits increased $27.9 million to $778.4 million at June 30, 2019, while total core deposits, consisting of savings and demand deposit accounts, increased $16.9 million to $6.10 billion at June 30, 2019. The increase in time deposits was primarily the result of a $72.5 million increase in brokered deposits, partially offset by a $44.6 million decrease in retail time deposits. The increase in core deposits was largely attributable to a $169.4 million increase in money market deposits and a $686,000 increase in non-interest bearing demand deposits, partially offset by a $107.5 million decrease in interest bearing demand deposits and a $45.6 million decrease in savings deposits. Core deposits represented 88.7% of total deposits at June 30, 2019, compared to 89.0% at December 31, 2018.
Borrowed funds increased $70.0 million during the six months ended June 30, 2019, to $1.51 billion. The increase in borrowings for the period was primarily a function of asset funding requirements. Borrowed funds represented 15.2% of total assets at June 30, 2019, an increase from 14.8% at December 31, 2018.
Stockholders’ equity increased $32.5 million during the six months ended June 30, 2019, to $1.39 billion, primarily due to net income earned for the period and an increase in unrealized gains on available for sale debt securities, partially offset by dividends paid to stockholders and common stock repurchases. For the six months ended June 30, 2019, common stock repurchases totaled 243,912 shares at an average cost of $24.59, of which 71,956 shares, at an average cost of $27.15, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At June 30, 2019, 2.3 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at June 30, 2019 were $20.95 and $14.36, respectively, compared with $20.49 and $14.18, respectively, at December 31, 2018. Tangible book value per share is a non-GAAP financial measure. The following table reconciles book value per share to tangible book value per share and the associated calculations (in thousands, except per share data):

	June 30, 2019	December 31, 2018
Total stockholders' equity	$1,391,446	$1,358,980
Less: Total intangible assets	437,606	418,178
Total tangible stockholders' equity	$953,840	$940,802

Shares outstanding at June 30, 2019 and December 31, 2018	66,405,320	66,325,458

Book value per share (total stockholders' equity/shares outstanding)	$20.95	$20.49
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$14.36	$14.18
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
The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act, that were effective January 1, 2015. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio at 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%)

to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. The Company exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer,” of 2.5% in addition to the amount necessary to meet its minimum risk-based capital requirements.
As of June 30, 2019, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2019
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$374,876	4.00%	$374,876	4.00%	$920,913	9.83%
Common equity Tier 1 risk-based capital	349,726	4.50	544,019	7.00	920,913	11.85
Tier 1 risk-based capital	466,302	6.00	660,594	8.50	920,913	11.85
Total risk-based capital	621,736	8.00	816,028	10.50	983,867	12.66

Company:
Tier 1 leverage capital	$374,989	4.00%	$374,989	4.00%	$950,201	10.14%
Common equity Tier 1 risk-based capital	349,324	4.50	543,392	7.00	950,201	12.24
Tier 1 risk-based capital	465,765	6.00	659,833	8.50	950,201	12.24
Total risk-based capital	621,020	8.00	815,088	10.50	1,013,155	13.05
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
General. The Company reported net income of $24.4 million, or $0.38 per basic and diluted share for the three months ended June 30, 2019, compared to net income of $19.2 million, or $0.30 per basic and diluted share for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company reported net income of $55.3 million, or $0.85 per basic and diluted share, compared to net income of $47.2 million, or $0.73 per basic and diluted share, for the same period last year.
The Company’s earnings for the three and six months ended June 30, 2019 were adversely impacted by elevated provisions for loan losses arising from deterioration in two commercial credit relationships. This included fully reserving for a $5.7 million lending relationship with a commercial contractor and providing $3.3 million in connection with a $14.1 million interest in a syndicated credit to a franchise restaurant owner/operator that became impaired during the quarter.
For the three and six months ended June 30, 2018, the Company’s earnings were negatively affected by an increase in the provision for loan losses arising from a credit loss associated with a $15.4 million asset based lending credit and two credits totaling $4.0 million to another commercial borrower. The Company exited the asset-based lending business in the latter part of 2018.
Net Interest Income. Total net interest income increased $2.3 million to $76.6 million for the quarter ended June 30, 2019, from $74.3 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, total net interest income increased $4.0 million to $151.6 million, from $147.6 million for the same period in 2018. Interest income for the quarter ended June 30, 2019 increased $7.3 million to $95.6 million, from $88.3 million for the same period in 2018. For the six months ended June 30, 2019, interest income increased $13.4 million to $188.1 million, from $174.6 million for the six months ended June 30, 2018. Interest expense increased $5.1 million to $19.1 million for the quarter ended June 30, 2019, from $14.0 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, interest expense increased $9.4 million to $36.5 million, from $27.1 million for the six months ended June 30, 2018. The improvement in net interest income for the comparative periods was largely due to the period-over-period increase in the net interest margin. Also contributing to this improvement was the growth in average deposits which mitigated the Company's need to utilize higher-cost sources to fund average interest earning assets.
The net interest margin increased nine basis points to 3.42% for the quarter ended June 30, 2019, compared to 3.33% for the quarter ended June 30, 2018. The weighted average yield on interest-earning assets increased 31 basis points to 4.28% for the quarter ended June 30, 2019, compared with 3.97% for the quarter ended June 30, 2018, while the weighted average cost of interest bearing liabilities increased 30 basis points to 1.12% for the quarter ended June 30, 2019, compared to the second quarter of 2018. The average cost of interest bearing deposits for the quarter ended June 30, 2019 was 0.86%, compared with 0.53% for the same period last year. Average non-interest bearing demand deposits totaled $1.46 billion for the quarters ended June 30, 2019 and June 30, 2018. The average cost of borrowed funds for the quarter ended June 30, 2019 was 2.18%, compared to 1.82% for the same period last year.
For the six months ended June 30, 2019, the net interest margin increased 10 basis points to 3.41%, compared to 3.31% for the six months ended June 30, 2018. The weighted average yield on interest earning assets increased 31 basis points to 4.24% for the six months ended June 30, 2019, compared to 3.93% for the six months ended June 30, 2018, while the weighted average cost of interest bearing liabilities increased 29 basis points for the six months ended June 30, 2019 to 1.08%, compared to the six months ended June 30, 2018. The average cost of interest bearing deposits for the six months ended June 30, 2019 was 0.82%, compared to 0.50% for the same period last year. Average non-interest bearing demand deposits totaled $1.45 billion for the six months ended June 30, 2019, compared with $1.44 billion for the six months ended June 30, 2018. The average cost of borrowings for the six months ended June 30, 2019 was 2.12%, compared with 1.76% for the same period last year.
The improvement in net interest margin for the three and six months ended June 30, 2019 was aided by the recognition of $2.2 million in interest income upon the prepayment of loans which had been non-accruing prior to being restructured in 2017. Payments received on these loans were applied to principal while they were not accruing. Upon return to accruing status, these amounts commenced accretion to interest income. This accretion was accelerated on the prepayment of the loans. For the three and six months ended June 30, 2019, the recognition of this interest income resulted in a 10 and 5 basis point increase in the net interest margin, respectively.
Interest income on loans secured by real estate increased $2.9 million to $55.6 million for the three months ended June 30, 2019, from $52.8 million for the three months ended June 30, 2018. Commercial loan interest income increased $3.8 million to $23.2 million for the three months ended June 30, 2019, from $19.4 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, the average balance of total loans decreased $18.0 million to $7.17 billion, from $7.19 billion for the same period in 2018. The average loan yield for the three months ended June 30, 2019 increased 37 basis points to 4.63%, from 4.26% for the same period in 2018.
Interest income on loans secured by real estate increased $6.4 million to $110.6 million for the six months ended June 30, 2019, from $104.3 million for the six months ended June 30, 2018. Commercial loan interest income increased $5.2 million to $43.7 million for the six months ended June 30, 2019, from $38.5 million for the six months ended June 30, 2018. Consumer loan interest income decreased $282,000 to $9.6 million for the six months ended June 30, 2019, from $9.9 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the average balance of total loans decreased $63.8 million to $7.15 billion, from $7.22 billion for the same period in 2018. The average loan yield for the six months ended June 30, 2019 increased 35 basis points to 4.57%, from 4.22% for the same period in 2018.
Interest income on held to maturity debt securities increased $17,000 to $3.2 million for the quarter ended June 30, 2019, compared to the same period last year. Average held to maturity debt securities increased $2.4 million to $474.2 million for the quarter ended June 30, 2019, from $471.8 million for the same period last year. Interest income on held to maturity debt securities increased $35,000 to $6.3 million for the six months ended June 30, 2019, compared to the same period in 2018. Average held to maturity debt securities increased $3.2 million to $474.0 million for the six months ended June 30, 2019, from $470.8 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $575,000 to $8.3 million for the quarter ended June 30, 2019, from $7.7 million for the quarter ended June 30, 2018. The average balance of available for sale debt securities and FHLBNY stock increased $39.5 million to $1.16 billion for the three months ended June 30, 2019, compared to the same period in 2018. Interest income on available for sale debt securities and FHLBNY stock increased $1.7 million to $16.7 million for the six months ended June 30, 2019, from $14.9 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock increased $35.0 million to $1.15 billion for the six months ended June 30, 2019.

The average yield on total securities increased to 2.80% for the three months ended June 30, 2019, compared with 2.72% for the same period in 2018. For the six months ended June 30, 2019, the average yield on total securities was 2.84%, compared with 2.67% for the same period in 2018.
Interest expense on deposit accounts increased $4.7 million to $11.7 million for the quarter ended June 30, 2019, compared with $7.0 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, interest expense on deposit accounts increased $9.0 million to $22.2 million, from $13.2 million for the same period last year. The average cost of interest bearing deposits increased to 0.86% for the second quarter of 2019 and 0.82% for the six months ended June 30, 2019, from 0.53% and 0.50% for the three and six months ended June 30, 2018. The average balance of interest bearing core deposits for the quarter ended June 30, 2019 increased $12.1 million to $4.67 billion. For the six months ended June 30, 2019, average interest bearing core deposits decreased $17.0 million, to $4.66 billion, from $4.68 billion for the same period in 2018. Average time deposit account balances increased $151.9 million, to $802.0 million for the quarter ended June 30, 2019, from $650.1 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, average time deposit account balances increased $149.2 million, to $789.8 million, from $640.6 million for the same period in 2018.
Interest expense on borrowed funds increased $338,000 to $7.4 million for the quarter ended June 30, 2019, from $7.0 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, interest expense on borrowed funds increased $429,000 to $14.3 million, from $13.9 million for the six months ended June 30, 2018. The average cost of borrowings increased to 2.18% for the three months ended June 30, 2019, from 1.82% for the three months ended June 30, 2018. The average cost of borrowings increased to 2.12% for the six months ended June 30, 2019, from 1.76% for the same period last year. Average borrowings decreased $193.8 million to $1.36 billion for the quarter ended June 30, 2019, from $1.55 billion for the quarter ended June 30, 2018. For the six months ended June 30, 2019, average borrowings decreased $234.7 million to $1.36 billion, compared to $1.59 billion for the six months ended June 30, 2018.
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
The Company recorded provisions for loan losses of $9.5 million and $9.7 million for the three and six months ended June 30, 2019, respectively. This compared with provisions for loan losses of $15.5 million and $20.9 million recorded for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the provision for loan losses was largely driven by deterioration in two commercial credit relationships. This included fully reserving for a $5.7 million relationship with a commercial contractor, and providing $3.3 million in connection with a $14.1 million interest in a syndicated credit to a franchise restaurant owner/operator that became impaired during the quarter. For the three and six months ended June 30, 2019, the Company had net charge-offs of $2.0 million and $2.5 million, respectively, compared with net charge-offs of $19.2 million and $22.3 million, respectively, for the same periods in 2018. At June 30, 2019, the Company’s allowance for loan losses was $62.8 million, or 0.86% of total loans, compared with $55.6 million, or 0.77% of total loans at December 31, 2018.
For the second quarter of 2018, the provision for loan losses and loan charge-offs were negatively impacted by several commercial credits, including a $15.4 million credit to an asset based lending borrower and two credits totaling $4.0 million to another commercial borrower. For the three and six months ended June 30, 2018, the Company recorded charge-offs of $18.9 million on these commercial credits. The Company exited the asset-based lending business in the latter part of 2018.
Non-Interest Income. Non-interest income totaled $15.8 million for the quarter ended June 30, 2019, an increase of $2.0 million compared to the same period in 2018. Wealth management income increased $1.6 million to $6.2 million for the three months ended June 30, 2019, primarily due to fees earned from approximately $822 million of assets under management acquired in the T&L transaction. Fee income increased $274,000 to $6.9 million for the three months ended June 30, 2019, compared to the same period in 2018, largely due to a $429,000 increase in commercial loan prepayment fees, partially offset by a $110,000 decrease in other loan related fee income and a $68,000 decrease in debit card income. Other income increased $61,000 to $1.4 million for the three months ended June 30, 2019, compared to the quarter ended June 30, 2018, primarily due to a $403,000 increase in net fees on loan-level interest rate swap transactions and a $217,000 increase in net gains on the sale of loans, partially offset by a $405,000 decrease in net gains on the sale of foreclosed real estate.

For the six months ended June 30, 2019, non-interest income totaled $28.0 million, an increase of $878,000, compared to the same period in 2018. Wealth management income increased $1.3 million to $10.3 million for the six months ended June 30, 2019, primarily due to fees of $1.8 million earned from approximately $822 million of assets under management acquired in the T&L transaction, partially offset by a decrease in revenue from mutual fund investments. Income from Bank-owned life insurance ("BOLI") increased $424,000 to $3.0 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to an increase in benefit claims, combined with an increase in equity valuations. Partially offsetting these increases, other income decreased $626,000 to $1.7 million for the six months ended June 30, 2019, compared to $2.3 million for the same period in 2018, due to a $520,000 decrease in net gains on the sale of foreclosed real estate and a $307,000 decrease in net fees on loan-level interest rate swap transactions. In addition, fee income decreased $268,000 to $13.0 million for the six months ended June 30, 2019, compared to $13.3 million for the same period in 2018, largely as a result of a $213,000 decrease in other loan related fee income and a $164,000 decrease in debit card revenue, partially offset by a $205,000 increase in commercial loan prepayment fee income.
Non-Interest Expense. For the three months ended June 30, 2019, non-interest expense totaled $49.7 million, an increase of $888,000, compared to the three months ended June 30, 2018. Compensation and benefits expense increased $1.0 million to $29.0 million for the three months ended June 30, 2019, compared to $28.0 million for the same period in 2018. This increase was principally due to additional compensation expense associated with the T&L acquisition, an increase in the accrual for incentive compensation and an increase in stock-based compensation. Data processing expense increased $738,000 to $4.4 million for the three months ended June 30, 2019, primarily due to increases in software maintenance expense, software implementation costs and subscription service expense. Amortization of intangibles increased $298,000 for the three months ended June 30, 2019, compared with the same period in 2018, largely due to an increase in the customer relationship intangible amortization as a result of the acquisition of T&L. Partially offsetting these increases, other operating expenses decreased $890,000 to $7.6 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to a change in the vesting schedule of stock-based board of director fees, and decreases in attorney fees and debit card maintenance expense. In addition, FDIC insurance decreased $472,000 due to the discontinuance of the FICO assessment, combined with an overall reduction in the insurance assessment rate. The FICO assessment was used to pay interest on the Financing Corporation bonds issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation.
Non-interest expense totaled $98.1 million for the six months ended June 30, 2019, an increase of $2.4 million, compared to $95.7 million for the six months ended June 30, 2018. Compensation and benefits expense increased $1.5 million to $57.4 million for the six months ended June 30, 2019, compared to $55.9 million for the six months ended June 30, 2018, primarily due to additional compensation expense associated with the T&L acquisition, an increase in the accrual for incentive compensation and an increase in stock-based compensation. Data processing expense increased $1.1 million to $8.3 million for the six months ended June 30, 2019, compared to $7.2 million for the same period in 2018, principally due to increases in software service expense and software implementation costs, partially offset by a decrease in software maintenance expense. In addition, amortization of intangibles increased $218,000 for the six months ended June 30, 2019, compared with the same period in 2018, due to an increase in the customer relationship intangible amortization as a result of the acquisition of T&L, while other operating expenses increased $119,000 to $14.7 million for the six months ended June 30, 2019, compared to the same period in 2018, largely due to an increase in consulting expenses, partially offset by the impact of a change in the vesting schedule of stock-based board of director fees. Partially offsetting these increases, FDIC insurance decreased $786,000 due to the discontinuance of the FICO assessment, combined with an overall reduction in the insurance assessment rate.
Income Tax Expense. For the three and six months ended June 30, 2019, the Company’s income tax expense was $8.8 million and $16.5 million, respectively, compared with $4.6 million and $10.9 million, for the three and six months ended June 30, 2018, respectively. The Company’s effective tax rates were 26.5% and 23.0% for the three and six months ended June 30, 2019, respectively, compared to 19.2% and 18.8% for the three and six months ended June 30, 2018, respectively. The increase in the Company's effective tax rate for both the three and six months ended June 30, 2019 was attributable to the publication of a technical bulletin by the New Jersey Division of Taxation that specified treatment of real estate investment trusts in connection with combined reporting for NJ corporate business tax purposes.

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
•Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively; and
•Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction
The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2019 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$296,350	$1,626	0.6%
Static	294,724	—	—%
+100	291,724	(3,000)	(1.0)%
+200	288,143	(6,581)	(2.2)%
+300	283,873	(10,851)	(3.7)%
The preceding table indicates that, as of June 30, 2019, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 3.7%, or $10.9 million. In the event of a 100 basis point decrease in interest rates, net interest income would increase 0.6%, or $1.6 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2019 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,460,275	$24,657	1.7%	14.3%	(0.6)%
Flat	1,435,618	—	—%	14.4%	—%
+100	1,371,262	(64,356)	(4.5)%	14.1%	(2.1)%
+200	1,304,196	(131,422)	(9.2)%	13.8%	(4.6)%
+300	1,235,573	(200,045)	(13.9)%	13.4%	(7.4)%
The preceding table indicates that as of June 30, 2019, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 13.9%, or $200.0 million. If rates were to decrease 100 basis points, the model forecasts a 1.7%, or $24.7 million increase in the present value of equity.
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
There were no changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1, 2019 through April 30, 2019	—	—	—	2,433,089
May 1, 2019 through May 31, 2019	337	$26.58	337	2,432,752
June 1, 2019 through June 30, 2019	165,607	23.53	165,607	2,267,145
Total	165,944	23.53	165,944
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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 9, 2019	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2019	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer