Form 10-Q
period 2019-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2019-11-08
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2019 there were 83,209,293 shares issued and 65,989,245 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 219,281 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2019 (Unaudited) and December 31, 2018
(Dollars in Thousands)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$178,573	$86,195
Short-term investments	82,287	56,466
Total cash and cash equivalents	260,860	142,661
Available for sale debt securities, at fair value	1,052,995	1,063,079
Held to maturity debt securities (fair value of $476,698 at September 30, 2019 (unaudited) and $479,740 at December 31, 2018)	461,738	479,425
Equity securities, at fair value	728	635
Federal Home Loan Bank stock	68,721	68,813
Loans	7,266,994	7,250,588
Less allowance for loan losses	57,344	55,562
Net loans	7,209,650	7,195,026
Foreclosed assets, net	1,534	1,565
Banking premises and equipment, net	55,119	58,124
Accrued interest receivable	29,091	31,475
Intangible assets	437,585	418,178
Bank-owned life insurance	195,451	193,085
Other assets	144,925	73,703
Total assets	$9,918,397	$9,725,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,131,103	$5,027,708
Savings deposits	985,575	1,051,922
Certificates of deposit of $100,000 or more	534,745	414,848
Other time deposits	309,948	335,644
Total deposits	6,961,371	6,830,122
Mortgage escrow deposits	25,972	25,568
Borrowed funds	1,380,063	1,442,282
Other liabilities	153,158	68,817
Total liabilities	8,520,564	8,366,789
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,760,468 shares outstanding at September 30, 2019 and 66,325,458 outstanding at December 31, 2018	832	832
Additional paid-in capital	1,028,131	1,021,533
Retained earnings	682,540	651,099
Accumulated other comprehensive income (loss)	6,762	(12,336)
Treasury stock	(292,868)	(272,470)
Unallocated common stock held by the Employee Stock Ownership Plan	(27,564)	(29,678)
Common stock acquired by the Directors’ Deferred Fee Plan	(4,001)	(4,504)
Deferred compensation – Directors’ Deferred Fee Plan	4,001	4,504
Total stockholders’ equity	1,397,833	1,358,980
Total liabilities and stockholders’ equity	$9,918,397	$9,725,769
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2019 and 2018 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income:
Real estate secured loans	$56,402	$54,532	$167,051	$158,798
Commercial loans	20,104	20,230	63,788	58,706
Consumer loans	4,648	5,095	14,216	14,945
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	7,918	7,805	24,584	22,738
Held to maturity debt securities	3,075	3,149	9,408	9,447
Deposits, Federal funds sold and other short-term investments	879	450	2,038	1,273
Total interest income	93,026	91,261	281,085	265,907
Interest expense:
Deposits	11,730	7,856	33,940	21,087
Borrowed funds	7,768	7,619	22,055	21,477
Total interest expense	19,498	15,475	55,995	42,564
Net interest income	73,528	75,786	225,090	223,343
Provision for loan losses	500	1,000	10,200	21,900
Net interest income after provision for loan losses	73,028	74,786	214,890	201,443
Non-interest income:
Fees	7,634	7,455	20,617	20,706
Wealth management income	6,084	4,570	16,406	13,572
Bank-owned life insurance	1,272	2,083	4,253	4,640
Net gain on securities transactions	—	2	29	3
Other income	3,057	1,806	4,764	4,139
Total non-interest income	18,047	15,916	46,069	43,060
Non-interest expense:
Compensation and employee benefits	29,376	27,546	86,735	83,398
Net occupancy expense	6,413	5,924	19,629	19,052
Data processing expense	4,114	3,630	12,447	10,862
FDIC insurance	—	967	1,167	2,920
Amortization of intangibles	827	509	2,161	1,625
Advertising and promotion expense	1,098	949	3,059	2,763
Other operating expenses	7,910	7,134	22,650	21,755
Total non-interest expense	49,738	46,659	147,848	142,375
Income before income tax expense	41,337	44,043	113,111	102,128
Income tax expense	9,938	8,575	26,429	19,504
Net income	$31,399	$35,468	$86,682	$82,624
Basic earnings per share	$0.49	$0.55	$1.34	$1.27
Weighted average basic shares outstanding	64,511,956	65,037,779	64,720,642	64,907,210
Diluted earnings per share	$0.49	$0.54	$1.34	$1.27
Weighted average diluted shares outstanding	64,632,285	65,183,881	64,852,983	65,078,627

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2019 and 2018 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$31,399	$35,468	$86,682	$82,624
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	2,614	(4,820)	19,854	(17,897)
Reclassification adjustment for gains included in net income	—	—	—	—
Total	2,614	(4,820)	19,854	(17,897)
Unrealized gains (losses) on derivatives	137	46	(813)	724
Amortization related to post-retirement obligations	35	75	57	211
Total other comprehensive income (loss)	2,786	(4,699)	19,098	(16,962)
Total comprehensive income	$34,185	$30,769	$105,780	$65,662

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2018 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2018	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2018	$832	$1,017,256	$606,423	$(19,912)	$(260,908)	$(32,429)	$(4,840)	$4,840	$1,311,262
Net income	—	—	35,468	—	—	—	—	—	35,468
Other comprehensive loss, net of tax	—	—		(4,699)	—	—	—	—	(4,699)
Cash dividends paid	—	—	(14,090)	—	—	—	—	—	(14,090)
Distributions from DDFP	—	39	—	—	—	—	168	(168)	39
Purchases of treasury stock	—	—	—	—	(175)	—	—	—	(175)
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(4)	—	—	—	(4)
Shares issued dividend reinvestment plan	—	137	—	—	298	—	—	—	435
Stock option exercises	—	(262)	—	—	1,029	—	—	—	767
Allocation of ESOP shares	—	366	—	—	—	704	—	—	1,070
Allocation of Stock Award Plan ("SAP") shares	—	1,468	—	—	—	—	—	—	1,468
Allocation of stock options	—	48	—	—	—	—	—	—	48
Balance at September 30, 2018	$832	$1,019,052	$627,801	$(24,611)	$(259,760)	$(31,725)	$(4,672)	$4,672	$1,331,589

For the nine months ended September 30, 2018	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income	—	—	82,624	—	—	—	—	—	82,624
Other comprehensive loss, net of tax	—	—	—	(16,962)	—	—	—	—	(16,962)
Cash dividends paid	—	—	(41,139)	—	—	—	—	—	(41,139)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-01	—	—	184	(184)	—	—	—	—	—
Distributions from DDFP	—	120	—	—	—	—	503	(503)	120
Purchases of treasury stock	—	—	—	—	(175)	—	—	—	(175)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,851)	—	—	—	(1,851)
Shares issued dividend reinvestment plan	—	442	—	—	852	—	—	—	1,294
Stock option exercises	—	(347)	—	—	1,321	—	—	—	974
Allocation of ESOP shares	—	1,161	—	—	—	2,114	—	—	3,275
Allocation of SAP shares	—	4,627	—	—	—	—	—	—	4,627
Allocation of stock options	—	141	—	—	—	—	—	—	141
Balance at September 30, 2018	$832	$1,019,052	$627,801	$(24,611)	$(259,760)	$(31,725)	$(4,672)	$4,672	$1,331,589
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2019 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2019	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2019	832	1,025,855	666,415	3,976	(277,364)	(28,268)	(4,169)	4,169	1,391,446
Net income	—	—	31,399	—	—	—	—	—	31,399
Other comprehensive income, net of tax	—	—	—	2,786	—	—	—	—	2,786
Cash dividends paid	—	—	(15,274)	—	—	—	—	—	(15,274)
Distributions from DDFP	—	38	—	—	—	—	168	(168)	38
Purchases of treasury stock	—	—	—	—	(15,817)	—	—	—	(15,817)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(32)	—	—	—	(32)
Shares issued dividend reinvestment plan	—	116	—	—	345	—	—	—	461
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	298	—	—	—	704	—	—	1,002
Allocation of SAP shares	—	1,778	—	—	—	—	—	—	1,778
Allocation of stock options	—	46	—	—	—	—	—	—	46
Balance at September 30, 2019	$832	$1,028,131	$682,540	$6,762	$(292,868)	$(27,564)	$(4,001)	$4,001	$1,397,833

For the nine months ended September 30, 2019	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	86,682	—	—	—	—	—	86,682
Other comprehensive income, net of tax	—	—	—	19,098	—	—	—	—	19,098
Cash dividends paid	—	—	(59,591)	—	—	—	—	—	(59,591)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from DDFP	—	123	—	—	—	—	503	(503)	123
Purchases of treasury stock	—	—	—	—	(19,867)	—	—	—	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,985)	—	—	—	(1,985)
Shares issued dividend reinvestment plan	—	545	—	—	1,219	—	—	—	1,764
Stock option exercises	—	(96)	—	—	235	—	—	—	139
Allocation of ESOP shares	—	1,007	—	—	—	2,114	—	—	3,121
Allocation of SAP shares	—	4,884	—	—	—	—	—	—	4,884
Allocation of stock options	—	135	—	—	—	—	—	—	135
Balance at September 30, 2019	$832	$1,028,131	$682,540	$6,762	$(292,868)	$(27,564)	$(4,001)	$4,001	$1,397,833
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2019 and 2018 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$86,682	$82,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,962	7,613
Provision for loan losses	10,200	21,900
Deferred tax benefit	(112)	(21,401)
Amortization of operating lease right-of-use assets	6,303	—
Income on Bank-owned life insurance	(4,253)	(4,640)
Net amortization of premiums and discounts on securities	5,619	6,614
Accretion of net deferred loan fees	(3,872)	(3,844)
Amortization of premiums on purchased loans, net	584	677
Net increase in loans originated for sale	(14,414)	(9,310)
Proceeds from sales of loans originated for sale	15,235	10,184
Proceeds from sales and paydowns of foreclosed assets	1,063	3,250
ESOP expense	3,121	3,275
Allocation of stock award shares	4,884	4,627
Allocation of stock options	135	141
Net gain on sale of loans	(821)	(1,125)
Net gain on securities transactions	(29)	(3)
Net gain on sale of premises and equipment	—	(25)
Net gain on sale of foreclosed assets	(182)	(713)
Decrease (increase) in accrued interest receivable	2,384	(138)
Increase in other assets	(50,146)	(5,825)
Increase in other liabilities	38,291	38,876
Net cash provided by operating activities	108,634	132,757
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	30,789	36,726
Purchases of held to maturity debt securities	(15,976)	(35,107)
Proceeds from maturities and paydowns of available for sale debt securities	151,632	155,494
Purchases of available for sale debt securities	(116,972)	(189,669)
Proceeds from redemption of Federal Home Loan Bank stock	125,894	109,929
Purchases of Federal Home Loan Bank stock	(125,802)	(100,654)
Net cash paid in acquisition	(15,022)	—
BOLI claim benefits received	1,891	—
Purchases of loans	—	(1,344)
Net (increase) decrease in loans	(13,967)	77,016
Proceeds from loans sold	—	23,417
Proceeds from sales of premises and equipment	—	25
Purchases of premises and equipment	(2,796)	(1,958)
Net cash provided by investing activities	19,671	73,875
Cash flows from financing activities:
Net increase in deposits	131,249	5,575
Increase (decrease) in mortgage escrow deposits	404	(420)
Cash dividends paid to stockholders	(59,591)	(41,139)

	Nine months ended September 30,
	2019	2018
Shares issued dividend reinvestment plan	1,764	1,294
Purchase of treasury stock	(19,867)	(175)
Purchase of employee restricted shares to fund statutory tax withholding	(1,985)	(1,851)
Stock options exercised	139	974
Proceeds from long-term borrowings	1,009,000	610,000
Payments on long-term borrowings	(891,955)	(647,440)
Net decrease in short-term borrowings	(179,264)	(175,160)
Net cash used in financing activities	(10,106)	(248,342)
Net increase (decrease) in cash and cash equivalents	118,199	(41,710)
Cash and cash equivalents at beginning of period	142,661	190,834
Cash and cash equivalents at end of period	$260,860	$149,124
Cash paid during the period for:
Interest on deposits and borrowings	$55,474	$42,520
Income taxes	$21,137	$14,819
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$44,946	$—
Initial recognition of operating lease liabilities	$46,050	$—
Transfer of loans receivable to foreclosed assets	$850	$1,673
Acquisitions:
Non-cash assets acquired:
Goodwill and other intangible assets, net	$21,562	$—
Other assets	71	—
Total non-cash assets acquired	$21,633	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for all of 2019.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2019			2018
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$31,399			$35,468
Basic earnings per share:
Income available to common stockholders	$31,399	64,511,956	$0.49	$35,468	65,037,779	$0.55
Dilutive shares		120,329			146,102
Diluted earnings per share:
Income available to common stockholders	$31,399	64,632,285	$0.49	$35,468	65,183,881	$0.54

	Nine months ended September 30,
	2019			2018
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$86,682			$82,624
Basic earnings per share:
Income available to common stockholders	$86,682	64,720,642	$1.34	$82,624	64,907,210	$1.27
Dilutive shares		132,341			171,417
Diluted earnings per share:
Income available to common stockholders	$86,682	64,852,983	$1.34	$82,624	65,078,627	$1.27
Anti-dilutive stock options and awards at September 30, 2019 and 2018, totaling 678,583 shares and 429,878 shares, respectively, were excluded from the earnings per share calculations.
Note 2. Business Combinations
On April 1, 2019, Beacon Trust Company ("Beacon") completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
The acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three-year period after the closing date of the acquisition if certain financial and business retention targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. Total cost of the acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired in the transaction were nominal. No liabilities were assumed in the acquisition. The goodwill recorded in the transaction is deductible for tax purposes.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.
Note 3. Investment Securities
At September 30, 2019, the Company had $1.05 billion and $461.7 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio which could result in other-than-temporary impairment ("OTTI") in future periods. The total number of available for sale and held to maturity debt securities in an unrealized loss position at September 30, 2019 totaled 88, compared with 509 at December 31, 2018. All securities with unrealized losses at September 30, 2019 were analyzed for OTTI. Based upon this analysis, the Company believes that, as of September 30, 2019, such securities with unrealized losses do not represent impairments that are other-than-temporary.

Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,009,953	14,504	(916)	1,023,541
State and municipal obligations	3,920	168	—	4,088
Corporate obligations	25,034	344	(12)	25,366
	$1,038,907	15,016	(928)	1,052,995

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$1,048,415	2,704	(16,150)	1,034,969
State and municipal obligations	2,828	84	—	2,912
Corporate obligations	25,039	268	(109)	25,198
	$1,076,282	3,056	(16,259)	1,063,079
The amortized cost and fair value of available for sale debt securities at September 30, 2019, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2019
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	3,004	3,079
Due after five years through ten years	25,950	26,375
Due after ten years	—	—
	$28,954	29,454
Mortgage-backed securities totaling $1.01 billion at amortized cost and $1.02 billion at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and nine months ended September 30, 2019 and 2018, no securities were sold or called from the available for sale debt securities portfolio.
The following tables present the fair values and gross unrealized losses for available for sale debt securities with temporary impairment at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$98,998	(363)	69,399	(553)	168,397	(916)
Corporate obligations	2,018	(12)	—	—	2,018	(12)
	$101,016	(375)	69,399	(553)	170,415	(928)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$218,175	(2,173)	545,880	(13,977)	764,055	(16,150)
Corporate obligations	7,897	(109)	—	—	7,897	(109)
	$226,072	(2,282)	545,880	(13,977)	771,952	(16,259)
The number of available for sale debt securities in an unrealized loss position at September 30, 2019 totaled 45, compared with 175 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at September 30, 2019 was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired securities were investment grade at September 30, 2019. At September 30, 2019, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $18,000 and an unrealized loss of $1,000.
Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of September 30, 2019, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the estimated fair value for held to maturity debt securities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,948	11	(11)	4,948
Mortgage-backed securities	134	3	—	137
State and municipal obligations	445,896	15,035	(122)	460,809
Corporate obligations	10,760	55	(11)	10,804
	$461,738	15,104	(144)	476,698

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,989	1	(94)	4,896
Mortgage-backed securities	187	3	—	190
State and municipal obligations	463,801	4,329	(3,767)	464,363
Corporate obligations	10,448	1	(158)	10,291
	$479,425	4,334	(4,019)	479,740
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2019 and 2018. For the three and nine months ended September 30, 2019, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $14.4 million and $26.6 million, respectively. As to these calls of securities, for the three months ended September 30, 2019, there were no gross gains and no gross losses, while for the nine months ended September 30, 2019, there were $29,000 of gross gains and no gross losses. For the three and nine months ended September 30, 2018, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $10.4 million and $30.9 million, respectively. There were gross gains on calls of securities of $3,000 and $4,000 for the three and nine months ended September 30, 2018, respectively, and a gross loss of $1,000 for both the three and nine month periods.

The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at September 30, 2019 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2019
	Amortized cost	Fair value
Due in one year or less	$11,752	11,768
Due after one year through five years	99,205	101,073
Due after five years through ten years	252,531	261,072
Due after ten years	98,116	102,648
	$461,604	476,561
Mortgage-backed securities totaling $134,000 at amortized cost and $137,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
The following tables present the fair value and gross unrealized losses for held to maturity debt securities with temporary impairment at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,348	(11)	—	—	3,348	(11)
State and municipal obligations	12,352	(52)	2,097	(70)	14,449	(122)
Corporate obligations	4,327	(11)	—	—	4,327	(11)
	$20,027	(74)	2,097	(70)	22,124	(144)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	4,525	(94)	4,525	(94)
State and municipal obligations	96,412	(918)	81,663	(2,849)	178,075	(3,767)
Corporate obligations	—	—	9,004	(158)	9,004	(158)
	$96,412	(918)	95,192	(3,101)	191,604	(4,019)
The number of held to maturity debt securities in an unrealized loss position at September 30, 2019 totaled 43, compared with 334 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at September 30, 2019, was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired investment securities were investment grade at September 30, 2019.
Based on its detailed review of the held to maturity debt securities portfolio, the Company believes that as of September 30, 2019, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at September 30, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.

Note 4. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Mortgage loans:
Residential	$1,072,175	1,099,464
Commercial	2,437,117	2,299,313
Multi-family	1,298,630	1,339,677
Construction	399,501	388,999
Total mortgage loans	5,207,423	5,127,453
Commercial loans	1,659,866	1,695,021
Consumer loans	403,576	431,428
Total gross loans	7,270,865	7,253,902
Purchased credit-impaired ("PCI") loans	842	899
Premiums on purchased loans	2,716	3,243
Unearned discounts	(26)	(33)
Net deferred fees	(7,403)	(7,423)
Total loans	$7,266,994	7,250,588
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	September 30, 2019
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$6,013	2,333	6,456	—	14,802	1,057,373	1,072,175
Commercial	—	—	1,728	—	1,728	2,435,389	2,437,117
Multi-family	—	—	—	—	—	1,298,630	1,298,630
Construction	—	—	—	—	—	399,501	399,501
Total mortgage loans	6,013	2,333	8,184	—	16,530	5,190,893	5,207,423
Commercial loans	10	1,548	30,436	—	31,994	1,627,872	1,659,866
Consumer loans	716	556	1,361	—	2,633	400,943	403,576
Total gross loans	$6,739	4,437	39,981	—	51,157	7,219,708	7,270,865

	December 31, 2018
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$4,188	5,557	5,853	—	15,598	1,083,866	1,099,464
Commercial	—	—	3,180	—	3,180	2,296,133	2,299,313
Multi-family	—	—	—	—	—	1,339,677	1,339,677
Construction	—	—	—	—	—	388,999	388,999
Total mortgage loans	4,188	5,557	9,033	—	18,778	5,108,675	5,127,453
Commercial loans	425	13,565	15,391	—	29,381	1,665,640	1,695,021
Consumer loans	1,238	610	1,266	—	3,114	428,314	431,428
Total gross loans	$5,851	19,732	25,690	—	51,273	7,202,629	7,253,902

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $40.0 million and $25.7 million at

September 30, 2019 and December 31, 2018, respectively. Included in non-accrual loans were $17.0 million and $11.1 million of loans which were less than 90 days past due at September 30, 2019 and December 31, 2018, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2019 or December 31, 2018.
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
A specific allocation of the allowance for loan losses is established for each collateral dependent impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. Charge-offs are generally taken for the amount of the specific allocation when operations associated with the respective property cease and it is determined that collection of amounts due will be derived primarily from the disposition of the collateral. At each quarter end, if a loan is designated as a collateral dependent impaired loan and the third-party appraisal has not yet been received, Management makes an evaluation of all available collateral using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses in the recognition of changes in collateral values as a result of this process.
At September 30, 2019, there were 160 impaired loans totaling $71.3 million. Included in this total were 133 TDRs related to 129 borrowers totaling $44.2 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2019. At December 31, 2018, there were 152 impaired loans totaling $50.7 million. Included in this total were 129 TDRs to 124 borrowers totaling $35.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2018.
The following table summarizes loans receivable by portfolio segment and impairment method, excluding PCI loans (in thousands):

	September 30, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$36,378	32,824	2,069	71,271
Collectively evaluated for impairment	5,171,045	1,627,042	401,507	7,199,594
Total gross loans	$5,207,423	1,659,866	403,576	7,270,865

	December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,680	23,747	2,257	50,684
Collectively evaluated for impairment	5,102,773	1,671,274	429,171	7,203,218
Total gross loans	$5,127,453	1,695,021	431,428	7,253,902

The allowance for loan losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$908	4,353	45	5,306
Collectively evaluated for impairment	24,173	25,990	1,875	52,038
Total gross loans	$25,081	30,343	1,920	57,344

	December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,026	92	47	1,165
Collectively evaluated for impairment	26,652	25,601	2,144	54,397
Total gross loans	$27,678	25,693	2,191	55,562
Loan modifications to borrowers experiencing financial difficulties that are considered TDRs generally involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications generally do not result in the forgiveness of principal or accrued interest. In addition, the Company attempts to obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2019 and 2018, along with their balances immediately prior to the modification date and post-modification as of September 30, 2019 and 2018 (dollars in thousands):

	For the three months ended
	September 30, 2019			September 30, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	$—	3	$693	$694
Total mortgage loans	—	—	—	3	693	694
Commercial loans	—	—	—	2	5,919	6,062
Consumer loans	1	20	16	1	336	335
Total restructured loans	1	$20	$16	6	$6,948	$7,091

	For the nine months ended
	September 30, 2019			September 30, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$749	$716	4	$811	$797
Commercial	1	14,010	14,010	—	—	—
Total mortgage loans	3	14,759	14,726	4	811	797
Commercial loans	7	2,707	1,878	6	12,545	8,752
Consumer loans	1	20	16	1	336	335
Total restructured loans	11	$17,486	$16,620	11	$13,692	$9,884
All TDRs are impaired loans, which are individually evaluated for impairment. During the three and nine months ended September 30, 2019, $5.7 million and $7.7 million of charge-offs were recorded on collateral dependent impaired loans. During the three and nine months ended September 30, 2018, $6.3 million and $8.3 million of charge-offs were recorded on collateral dependent impaired loans, respectively. For the nine months ended September 30, 2019, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $141,000, while there was no allowance associated with TDR's for the three months ended September 30, 2019, respectively, and was included in the allowance for loan losses for loans individually evaluated for impairment.
For the three and nine months ended September 30, 2019, the TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 5.63% and 3.83%, respectively, compared to a weighted average rate of 5.38% and 3.98% prior to modification, for the three and nine months ended September 30, 2019, respectively.
The following table presents loans modified as TDRs within the previous 12 months from September 30, 2019 and 2018, and for which there was a payment default (90 days or more past due) at the quarter ended September 30, 2019 and 2018.

	September 30, 2019		September 30, 2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$578	—	$—
Total mortgage loans	1	578	—	—
Commercial loans	—	$—	3	$1,344
Total restructured loans	1	$578	3	$1,344

There was one loan which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending September 30, 2019. There were three payment defaults (90 days or more past due) to one borrower for loans modified as TDRs within the 12 month period ending September 30, 2018. TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. PCI loans totaled $842,000 at September 30, 2019 and $899,000 at December 31, 2018.

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2019
Balance at beginning of period	$27,280	33,549	1,981	62,810
Provision (credited) charged to operations	(2,092)	2,880	(288)	500
Recoveries of loans previously charged-off	24	126	343	493
Loans charged-off	(131)	(6,212)	(116)	(6,459)
Balance at end of period	$25,081	30,343	1,920	57,344

2018
Balance at beginning of period	$27,161	29,494	2,164	58,819
Provision charged (credited) to operations	88	915	(3)	1,000
Recoveries of loans previously charged-off	303	36	297	636
Loans charged-off	(57)	(6,302)	(186)	(6,545)
Balance at end of period	$27,495	24,143	2,272	53,910

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2019
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision (credited) charged to operations	(2,814)	13,337	(323)	10,200
Recoveries of loans previously charged-off	361	291	596	1,248
Loans charged-off	(144)	(8,978)	(544)	(9,666)
Balance at end of period	$25,081	30,343	1,920	57,344

2018
Balance at beginning of period	$28,052	29,814	2,329	60,195
Provision (credited) charged to operations	(716)	22,740	(124)	21,900
Recoveries of loans previously charged-off	435	268	689	1,392
Loans charged-off	(276)	(28,679)	(622)	(29,577)
Balance at end of period	$27,495	24,143	2,272	53,910

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCI loans (in thousands):

	September 30, 2019					December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,974	11,170	—	11,393	874	15,013	12,005	—	12,141	594
Commercial	—	—	—	—	—	1,550	1,546	—	1,546	—
Total	13,974	11,170	—	11,393	874	16,563	13,551	—	13,687	594
Commercial loans	7,508	6,274	—	6,564	52	21,746	16,254	—	17,083	328
Consumer loans	1,714	1,159	—	1,357	59	1,871	1,313	—	1,386	90
Total impaired loans	$23,196	18,603	—	19,314	985	40,180	31,118	—	32,156	1,012

Loans with an allowance recorded
Mortgage loans:
Residential	$10,640	10,177	800	10,262	322	10,573	10,090	954	10,186	425
Commercial	15,030	15,031	108	15,046	427	1,039	1,039	72	1,052	53
Total	25,670	25,208	908	25,308	749	11,612	11,129	1,026	11,238	478
Commercial loans	27,674	26,550	4,353	27,851	295	7,493	7,493	92	9,512	435
Consumer loans	921	910	45	725	36	954	944	47	962	40
Total impaired loans	$54,265	52,668	5,306	53,884	1,080	20,059	19,566	1,165	21,712	953

Total impaired loans
Mortgage loans:
Residential	$24,614	21,347	800	21,655	1,196	25,586	22,095	954	22,327	1,019
Commercial	15,030	15,031	108	15,046	427	2,589	2,585	72	2,598	53
Total	39,644	36,378	908	36,701	1,623	28,175	24,680	1,026	24,925	1,072
Commercial loans	35,183	32,824	4,353	34,415	347	29,239	23,747	92	26,595	763
Consumer loans	2,635	2,069	45	2,082	95	2,825	2,257	47	2,348	130
Total impaired loans	$77,462	71,271	5,306	73,198	2,065	60,239	50,684	1,165	53,868	1,965
Specific allocations of the allowance for loan losses attributable to impaired loans totaled $5.3 million at September 30, 2019 and $1.2 million at December 31, 2018. At September 30, 2019 and December 31, 2018, impaired loans for which there was no related allowance for loan losses totaled $18.6 million and $31.1 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2019 and December 31, 2018 was $73.2 million and $53.9 million, respectively.
Management utilizes an internal nine-point risk rating system to summarize its loan portfolio into categories with similar risk characteristics. Loans deemed to be “acceptable quality” are rated 1 through 4, with a rating of 1 established for loans with minimal risk. Loans that are deemed to be of “questionable quality” are rated 5 (watch) or 6 (special mention). Loans with adverse classifications (substandard, doubtful or loss) are rated 7, 8 or 9, respectively. Commercial mortgage, commercial, multi-family and construction loans are rated individually, and each lending officer is responsible for risk rating loans in their portfolio. These risk ratings are then reviewed by the department manager and/or the Chief Lending Officer and by the Credit Department. The risk ratings are also confirmed through periodic loan review examinations which are currently performed by an independent third-party. Reports by the independent third-party are presented directly to the Audit Committee of the Board of Directors.

Loans receivable by credit quality risk rating indicator, excluding PCI loans, are as follows (in thousands):

	At September 30, 2019
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$1,804	38,125	—	—	39,929	79,721	458	120,108
Substandard	8,394	10,708	—	6,181	25,283	64,151	1,811	91,245
Doubtful	—	—	—	—	—	865	—	865
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	10,198	48,833	—	6,181	65,212	144,737	2,269	212,218
Pass/Watch	1,061,977	2,388,284	1,298,630	393,320	5,142,211	1,515,129	401,307	7,058,647
Total	$1,072,175	2,437,117	1,298,630	399,501	5,207,423	1,659,866	403,576	7,270,865

	At December 31, 2018
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$5,071	14,496	228	—	19,795	67,396	610	87,801
Substandard	7,878	13,292	—	6,181	27,351	45,180	1,711	74,242
Doubtful	—	—	—	—	—	923	—	923
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,949	27,788	228	6,181	47,146	113,499	2,321	162,966
Pass/Watch	1,086,515	2,271,525	1,339,449	382,818	5,080,307	1,581,522	429,107	7,090,936
Total	$1,099,464	2,299,313	1,339,677	388,999	5,127,453	1,695,021	431,428	7,253,902

Note 5. Deposits
Deposits at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Savings	$985,575	1,051,922
Money market	1,593,681	1,496,310
NOW	1,853,650	2,049,645
Non-interest bearing	1,683,772	1,481,753
Certificates of deposit	844,693	750,492
Total deposits	$6,961,371	6,830,122

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
Net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2019 and 2018 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	—	20	29	$—	—	60	87
Interest cost	299	273	209	196	899	821	628	590
Expected return on plan assets	(640)	(693)	—	—	(1,922)	(2,079)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	254	199	(206)	(99)	762	597	(620)	(297)
Net periodic benefit (decrease) increase in benefit cost	$(87)	(221)	23	126	$(261)	(661)	68	380
In its consolidated financial statements for the year ended December 31, 2018, the Company previously disclosed that it does not expect to contribute to the pension plan in 2019. As of September 30, 2019, no contributions have been made to the pension plan.
The net periodic benefit (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2019 were calculated using the January 1, 2019 pension and other post-retirement benefits actuarial valuations.
Note 7. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2019
In October 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The amendments in ASU 2018-16 are required to be adopted concurrently with ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging," which was effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2018-16 should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 was effective for public business entities for fiscal years beginning after December 15, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. This change more closely aligns the accounting with the economics of a callable debt security and the amortization period with expectations that already are included in market pricing on callable debt securities. This ASU does not change the accounting for discounts on callable debt securities, which will continue to be amortized to the maturity date. This guidance only includes instruments that are held at a premium and have explicit call features. It does not include instruments that contain prepayment features, such as mortgage backed securities; nor does it include call options that are contingent upon future events or in which the timing or amount to be paid is not fixed. This ASU was effective for fiscal years beginning after December 15, 2018, including interim periods within the reporting period, with early adoption permitted. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition and measurement. The most significant provisions of the ASU relate to how companies will estimate expected credit losses under Topic 326 by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. ASU No. 2019-04 is effective for reporting periods beginning January 1, 2020. The Company continues to assess the impact that the guidance will have on the Company’s consolidated financial statements.
In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The Company continues to assess the impact that the guidance will have on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU is permitted for fiscal years beginning after December 15, 2018. As previously disclosed, the Company formed, in the first quarter of 2017, a cross-functional working group, under the direction of the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Management developed a detailed implementation plan which included an assessment of processes, portfolio segmentation, model development, model validation, system requirements, the identification of data and resource needs and the development of a governance and control structure, among other things. Management selected a system platform and has engaged with third-party vendors to assist with model development, data governance and financial and operational controls to support the adoption of this ASU. Recently, the Company identified and segmented the loan portfolio into several distinct portfolios for CECL modeling. The data sets for these portfolios have been identified, populated and are currently going through the validation process. During the remainder of 2019, the Company plans several parallel processing runs of our existing allowance for loan losses model compared to the CECL model, as well as model sensitivity analysis, determination of qualitative adjustments and the execution of the governance, data control, analytic and approval processes. The adoption of ASU 2016-13 may result in an increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it is expected that the impact upon adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
Note 8. Fair Value Measurements
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. Where quoted market values in an active market are not readily available, Management utilizes various valuation techniques to estimate fair value.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2019 and December 31, 2018.
Available for Sale Debt Securities, at Fair Value
For available for sale debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark to comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As Management is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, Management compares the prices received from the pricing service to a secondary pricing source. Additionally, Management compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has generally not resulted in an adjustment in the prices obtained from the pricing service.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2019 and December 31, 2018.
Collateral Dependent Impaired Loans
For loans measured for impairment based on the fair value of the underlying collateral, fair value was estimated using a market approach. The Company measures the fair value of collateral underlying impaired loans primarily through obtaining independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case-by-case basis, to comparable assets based on the appraisers’ market knowledge and experience, as well as adjustments for estimated costs to sell between 5% and 10%. Management classifies these loans as Level 3 within the fair value hierarchy.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2019 and December 31, 2018.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,023,541	—	1,023,541	—
State and municipal obligations	4,088	—	4,088	—
Corporate obligations	25,366	—	25,366	—
Total available for sale debt securities	$1,052,995	—	1,052,995	—
Equity securities	728	728	—	—
Derivative assets	54,743	—	54,743	—
	$1,108,466	728	1,107,738	—

Derivative liabilities	$54,838	—	54,838	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$19,025	—	—	19,025
Foreclosed assets	1,534	—	—	1,534
	$20,559	—	—	20,559

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,034,969	—	1,034,969	—
State and municipal obligations	2,912	—	2,912	—
Corporate obligations	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	—	1,063,079	—
Equity Securities	635	635	—	—
Derivative assets	15,634	—	15,634	—
	$1,079,348	635	1,078,713	—

Derivative liabilities	$14,766	—	14,766	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$4,285	—	—	4,285
Foreclosed assets	1,565	—	—	1,565
	$5,850	—	—	5,850
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2019.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at September 30, 2019 and December 31, 2018 was $27.3 million and $35.0 million, respectively, representing reserves required by banking regulations.
Held to Maturity Debt Securities
For held to maturity debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark to comparable securities. Management evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As management is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, management compares the prices received from the pricing service to a secondary pricing source. Additionally, management compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has generally not resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2019 and December 31, 2018. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$260,860	260,860	260,860	—	—
Available for sale debt securities:
Mortgage-backed securities	1,023,541	1,023,541	—	1,023,541	—
State and municipal obligations	4,088	4,088	—	4,088	—
Corporate obligations	25,366	25,366	—	25,366	—
Total available for sale debt securities	$1,052,995	1,052,995	—	1,052,995	—
Held to maturity debt securities:
Agency obligations	4,948	4,948	4,948	—	—
Mortgage-backed securities	134	137	—	137	—
State and municipal obligations	445,896	460,809	—	460,809	—
Corporate obligations	10,760	10,804	—	10,804	—
Total held to maturity debt securities	$461,738	476,698	4,948	471,750	—
FHLBNY stock	68,721	68,721	68,721	—	—
Equity Securities	728	728	728	—	—
Loans, net of allowance for loan losses	7,209,650	7,260,050	—	—	7,260,050
Derivative assets	54,743	54,743	—	54,743	—

Financial liabilities:
Deposits other than certificates of deposits	$6,116,678	6,116,678	6,116,678	—	—
Certificates of deposit	844,693	844,095	—	844,095	—
Total deposits	$6,961,371	6,960,773	6,116,678	844,095	—
Borrowings	1,380,063	1,382,650	—	1,382,650	—
Derivative liabilities	54,838	54,838	—	54,838	—

		Fair Value Measurements at December 31, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$142,661	142,661	142,661	—	—
Available for sale debt securities:
Mortgage-backed securities	1,034,969	1,034,969	—	1,034,969	—
State and municipal obligations	2,912	2,912	—	2,912	—
Corporate obligations	25,198	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	1,063,079	—	1,063,079	—
Held to maturity debt securities:
Agency obligations	$4,989	4,896	4,896	—	—
Mortgage-backed securities	187	190	—	190	—
State and municipal obligations	463,801	464,363	—	464,363	—
Corporate obligations	10,448	10,291	—	10,291	—
Total held to maturity debt securities	$479,425	479,740	4,896	474,844	—
FHLBNY stock	68,813	68,813	68,813	—	—
Equity Securities	635	635	635	—	—
Loans, net of allowance for loan losses	7,195,026	7,104,380	—	—	7,104,380
Derivative assets	15,634	15,634	—	15,634	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,630	6,079,630	6,079,630	—	—
Certificates of deposit	750,492	746,753	—	746,753	—
Total deposits	$6,830,122	6,826,383	6,079,630	746,753	—
Borrowings	1,442,282	1,431,001	—	1,431,001	—
Derivative liabilities	14,766	14,766	—	14,766	—

Note 9. Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss), both gross and net of tax, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$3,594	(980)	2,614	(6,547)	1,727	(4,820)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	3,594	(980)	2,614	(6,547)	1,727	(4,820)
Unrealized gains on derivatives (cash flow hedges)	188	(51)	137	62	(16)	46
Amortization related to post-retirement obligations	48	(13)	35	100	(25)	75
Total other comprehensive income (loss)	$3,830	(1,044)	2,786	(6,385)	1,686	(4,699)

	Nine months ended September 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	$27,291	(7,437)	19,854	(24,310)	6,413	(17,897)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	27,291	(7,437)	19,854	(24,310)	6,413	(17,897)
Unrealized (losses) gains on Derivatives (cash flow hedges)	(1,119)	306	(813)	985	(261)	724
Amortization related to post-retirement obligations	78	(21)	57	283	(72)	211
Total other comprehensive income (loss)	$26,250	(7,152)	19,098	(23,042)	6,080	(16,962)

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended September 30,
	2019				2018
	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at June 30,	$7,635	(3,603)	(56)	3,976	(16,553)	(4,710)	1,351	(19,912)
Current - period other comprehensive income (loss)	2,614	35	137	2,786	(4,820)	75	46	(4,699)
Balance at September 30,	$10,249	(3,568)	81	6,762	(21,373)	(4,635)	1,397	(24,611)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2019				2018
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at December 31,	$(9,605)	(3,625)	894	(12,336)	(3,292)	(4,846)	673	(7,465)
Current - period other comprehensive income (loss)	19,854	57	(813)	19,098	(17,897)	211	724	(16,962)
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	$—	—	—	—	(184)	—	—	(184)
Balance at September 30,	$10,249	(3,568)	81	6,762	(21,373)	(4,635)	1,397	(24,611)
The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2019	2018
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$48	100	Compensation and employee benefits (1)
	(13)	(25)	Income tax expense
Total reclassification	$35	75	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2019	2018
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$142	300	Compensation and employee benefits (1)
	(39)	(78)	Income tax expense
Total reclassification	$103	222	Net of tax
(1) This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

Note 10. Derivative and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through the management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2019 and December 31, 2018, the Company had 82 and 62 interest rate swaps, respectively, with aggregate notional amounts of $1.41 billion and $1.01 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs") with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPA's are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPA's, the Company will either receive or make a payment if a borrower defaults on the related interest rate contract. At September 30, 2019 and December 31, 2018, the Company had 13 and 7 credit contracts, respectively, with aggregate notional amounts of $105.0 million and $66.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At September 30, 2019 and December 31, 2018, the fair value of these credit derivatives were $61,000 and $251,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $295,000 will be reclassified as an increase to interest expense. As of September 30, 2019, the Company had five outstanding interest rate derivatives with an aggregate notional amount of $130.0 million that were designated as a cash flow hedge of interest rate risk.

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2019 and December 31, 2018 (in thousands):

	At September 30, 2019
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$54,571	Other liabilities	54,838
Credit contracts	Other assets	61	Other liabilities	—
Total derivatives not designated as a hedging instrument		$54,632		54,838

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$111	Other liabilities	—
Total derivatives designated as a hedging instrument		$111		—

	At December 31, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$14,154	Other liabilities	14,766
Credit contracts	Other assets	251	Other liabilities	—
Total derivatives not designated as a hedging instrument		$14,405		14,766

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$1,229	Other liabilities	—
Total derivatives designated as a hedging instrument		$1,229		—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2019 and 2018 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2019	September 30, 2018
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$2,307	27
Credit contracts	Other income	(71)	(145)
Total		$2,236	(118)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$157	105
Total		$157	105

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2019	September 30, 2018
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$212	265
Credit contracts	Other income	(56)	(64)
Total		$156	201

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$466	(185)
Total		$466	(185)
The Company has agreements with certain of its dealer counterparties which contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
In addition, the Company has agreements with certain of its dealer counterparties which contain a provision that if the Company fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
At September 30, 2019, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $54.7 million at September 30, 2019. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $54.4 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.
Note 11. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months and nine months ended September 30, 2019, the out-of-scope revenue related to financial instruments was 83.8% and 85.9% of the Company's total revenue, respectively, compared to 85.1% and 86.1% for the three and nine months ended September 30, 2018, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into two categories: wealth management revenue and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(in-thousands)	2019	2018	2019	2018
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,084	4,570	16,406	13,572
Banking service charges and other fees:
Service charges on deposit accounts	3,386	3,356	9,853	9,910
Debit card and ATM fees	1,474	1,486	4,271	4,444
Total banking service charges and other fees	4,860	4,842	14,124	14,354
Total in-scope non-interest income	10,944	9,412	30,530	27,926
Total out-of-scope non-interest income	7,103	6,504	15,539	15,134
Total non-interest income	$18,047	15,916	46,069	43,060

Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly. The fee is generally based upon the average market value of the assets under management ("AUM") for the month and the applicable fee rate. For customers acquired in the recently completed T&L transaction, the fee is based upon AUM at the end of the preceding quarter and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer either on a monthly or quarterly basis. The Company does not earn performance-based incentives. Other optional services such as tax return preparation, financial planning and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
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
Note 12. Leases
On January 1, 2019, the Company adopted ASU 2016-02, "Leases" (Topic 842) and all subsequent ASU's that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. The Company elected the modified retrospective transition option effective with the period of adoption, elected not to recast comparative periods presented when transitioning to the new leasing standard and adjustments, if required, are made at the beginning of the period through a cumulative-effect adjustment to opening retained earnings. The Company also elected practical expedients, which allowed the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use asset and an operating lease liability of $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments at January 1, 2019.
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
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at September 30, 2019 (in thousands):

	Classification	September 30, 2019
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$43,483
Lease Liabilities:
Operating lease liabilities	Other liabilities	$44,562
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
At September 30, 2019, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.6 years and 3.45%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

(in-thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease Costs
Operating lease cost	$2,127	$6,303
Variable lease cost	727	2,083
Total Lease Cost	$2,854	$8,386

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,179
During the three months ended September 30, 2019, the Company did not enter into any new lease obligations. During the nine months ended September 30, 2019, the Company entered into one new lease obligation related to the T&L acquisition. The Company recorded a $1.9 million right-of-use asset for this lease obligation.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

(in-thousands)	Operating Leases
Twelve months ended:
Remainder of 2019	$2,125
2020	8,316
2021	6,064
2022	5,263
2023	4,752
Thereafter	26,541
Total future minimum lease payments	53,061
Amounts representing interest	8,499
Present value of net future minimum lease payments	$44,562
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
Acquisition
On April 1, 2019, Beacon Trust Company ("Beacon") completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
The acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three-year period after the closing date of the acquisition if certain financial and business retention targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. Total cost of the acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired in the transaction were nominal. No liabilities were assumed in the acquisition. The goodwill recorded in the transaction is deductible for tax purposes.
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
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at September 30, 2019 or December 31, 2018.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
Total assets at September 30, 2019 were $9.92 billion, a $192.6 million increase from December 31, 2018. The increase in total assets was primarily due to a $118.2 million increase in cash and cash equivalents, a $71.2 million increase in other assets, a $19.4 million increase in intangible assets and a $16.4 million increase in total loans, partially offset by a $27.8 million decrease in total investments.

The increase in other assets was largely due to the Company's January 1, 2019 adoption of a new lease accounting standard. The Company recorded a right of use asset ("ROU") of $44.9 million, which was based on the present value of the expected remaining lease payments at January 1, 2019. At September 30, 2019 the ROU was $43.5 million.
The Company’s loan portfolio increased $16.4 million to $7.27 billion at September 30, 2019, from $7.25 billion at December 31, 2018. For the nine months ended September 30, 2019, loan originations, including advances on lines of credit, totaled $2.04 billion, compared with $2.34 billion for the same period in 2018. During the nine months ended September 30, 2019, the loan portfolio had net increases of $137.8 million in commercial mortgage loans and $10.5 million in construction loans, partially offset by net decreases of $41.0 million in multi-family mortgage loans, $35.2 million in commercial loans, $27.9 million in consumer loans and $27.3 million in residential mortgage loans. Commercial real estate, commercial and construction loans represented 79.7% of the loan portfolio at September 30, 2019, compared to 78.9% at December 31, 2018.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $233.6 million and $123.2 million, respectively, at September 30, 2019, compared to $266.8 million and $146.0 million, respectively, at December 31, 2018. No SNCs were 90 days or more delinquent at September 30, 2019.
The Company had outstanding junior lien mortgages totaling $151.7 million at September 30, 2019. Of this total, 13 loans totaling $566,000 were 90 days or more delinquent. These loans were allocated total loss reserves of $99,000.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Mortgage loans:
Residential	$6,456	5,853
Commercial	1,728	3,180
Total mortgage loans	8,184	9,033
Commercial loans	30,436	15,391
Consumer loans	1,361	1,266
Total non-performing loans	39,981	25,690
Foreclosed assets	1,534	1,565
Total non-performing assets	$41,515	27,255
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Mortgage loans:
Residential	$2,333	5,557
Commercial	—	—
Total mortgage loans	2,333	5,557
Commercial loans	1,548	13,565
Consumer loans	556	610
Total 60-89 day delinquent loans	$4,437	19,732
At September 30, 2019, the allowance for loan losses totaled $57.3 million, or 0.79% of total loans, compared to $55.6 million, or 0.77% of total loans at December 31, 2018. Total non-performing loans were $40.0 million, or 0.55% of total loans at September 30, 2019, compared to $25.7 million, or 0.35% of total loans at December 31, 2018. The $14.3 million increase in non-performing loans consisted of a $15.0 million increase in non-performing commercial loans, a $603,000 increase in non-performing residential mortgage loans and a $95,000 increase in non-performing consumer loans, partially offset by a $1.5 million decrease in non-performing commercial mortgage loans. Non-performing loans do not include $842,000 of purchased credit impaired ("PCI") loans acquired from Team Capital Bank in 2014.
At September 30, 2019 and December 31, 2018, the Company held $1.5 million and $1.6 million of foreclosed assets, respectively. During the nine months ended September 30, 2019, there were five additions to foreclosed assets with a carrying value of $850,000, and five properties sold with a carrying value of $881,000. Foreclosed assets at September 30, 2019 consisted of $1.4 million of residential real estate, $130,000 of marine assets and $48,000 of commercial real estate.

Non-performing assets totaled $41.5 million, or 0.42% of total assets at September 30, 2019, compared to $27.3 million, or 0.28% of total assets at December 31, 2018.
Total investments were $1.58 billion at September 30, 2019, a $27.8 million decrease from December 31, 2018. This decrease was largely due to repayments of mortgage-backed securities, maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities and an increase in unrealized gains on available for sale debt securities.
Intangible assets increased $19.4 million to $437.6 million at September 30, 2019. The increase in intangible assets was primarily related to the Company's April 1, 2019 acquisition of T&L, partially offset by scheduled amortization.
Total deposits increased $131.2 million during the nine months ended September 30, 2019 to $6.96 billion. Total time deposits increased $94.2 million to $844.7 million at September 30, 2019, while total core deposits, consisting of savings and demand deposit accounts, increased $37.0 million to $6.12 billion at September 30, 2019. The increase in time deposits was primarily the result of a $159.9 million increase in brokered deposits, partially offset by a $65.7 million decrease in retail time deposits. The increase in core deposits was largely attributable to a $202.0 million increase in non-interest bearing demand deposits and a $97.4 million increase in money market deposits, partially offset by a $196.0 million decrease in interest bearing demand deposits and a $66.3 million decrease in savings deposits. Core deposits represented 87.9% of total deposits at September 30, 2019, compared to 89.0% at December 31, 2018.
Borrowed funds decreased $62.2 million during the nine months ended September 30, 2019, to $1.38 billion. The decrease in borrowings for the period was primarily the result of wholesale funding being partially replaced by the net inflows of deposits. Borrowed funds represented 13.9% of total assets at September 30, 2019, a decrease from 14.8% at December 31, 2018.
Stockholders’ equity increased $38.9 million during the nine months ended September 30, 2019, to $1.40 billion, primarily due to net income earned for the period and an increase in unrealized gains on available for sale debt securities, partially offset by dividends paid to stockholders and common stock repurchases. For the nine months ended September 30, 2019, common stock repurchases totaled 916,326 shares at an average cost of $23.81, of which 73,311 shares, at an average cost of $27.08, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At September 30, 2019, 1.6 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at September 30, 2019 were $21.26 and $14.60, respectively, compared with $20.49 and $14.18, respectively, at December 31, 2018. Tangible book value per share is a non-GAAP financial measure. The following table reconciles book value per share to tangible book value per share and the associated calculations (in thousands, except per share data):

	September 30, 2019	December 31, 2018
Total stockholders' equity	$1,397,833	1,358,980
Less: Total intangible assets	437,585	418,178
Total tangible stockholders' equity	$960,248	940,802

Shares outstanding at September 30, 2019 and December 31, 2018	65,760,468	66,325,458

Book value per share (total stockholders' equity/shares outstanding)	$21.26	20.49
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$14.60	14.18
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
The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act, that were effective January 1, 2015. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio at 4%, increased the minimum

Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out was exercised. The Company exercised the option to exclude unrealized gains and losses from the calculation of regulatory capital. Additional constraints were also imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer,” of 2.5% in addition to the amount necessary to meet its minimum risk-based capital requirements.
As of September 30, 2019, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2019
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$378,631	4.00%	$378,631	4.00%	$904,796	9.56%
Common equity Tier 1 risk-based capital	345,567	4.50	537,549	7.00	904,796	11.78
Tier 1 risk-based capital	460,756	6.00	652,738	8.50	904,796	11.78
Total risk-based capital	614,341	8.00	806,323	10.50	962,282	12.53

Company:
Tier 1 leverage capital	$378,497	4.00%	$378,497	4.00%	$953,799	10.08%
Common equity Tier 1 risk-based capital	345,438	4.50	537,348	7.00	953,799	12.43
Tier 1 risk-based capital	460,584	6.00	652,494	8.50	953,799	12.43
Total risk-based capital	614,112	8.00	806,022	10.50	1,011,285	13.17
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
General. The Company reported net income of $31.4 million, or $0.49 per basic and diluted share for the three months ended September 30, 2019, compared to net income of $35.5 million, or $0.55 per basic and $0.54 per diluted share for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company reported net income of $86.7 million, or $1.34 per basic and diluted share, compared to net income of $82.6 million, or $1.27 per basic and diluted share, for the same period last year.
Net Interest Income. Total net interest income decreased $2.3 million to $73.5 million for the quarter ended September 30, 2019, from $75.8 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, total net interest income increased $1.7 million to $225.1 million, from $223.3 million for the same period in 2018. Interest income for the quarter ended September 30, 2019 increased $1.8 million to $93.0 million, from $91.3 million for the same period in 2018. For the nine months ended September 30, 2019, interest income increased $15.2 million to $281.1 million, from $265.9 million for the nine months ended September 30, 2018. Interest expense increased $4.0 million to $19.5 million for the quarter ended September 30, 2019, from $15.5 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, interest expense increased $13.4 million to $56.0 million, from $42.6 million for the nine months ended September 30, 2018. The decline in net interest income for the three months ended September 30, 2019, compared with three months ended September 30, 2018, was primarily due to the period-over-period compression in the net interest margin as the increase in the cost of the Company’s average interest-bearing deposits and borrowings outpaced the improvement in the yield on average total loans. This was tempered by the net inflow of deposits and growth in average non-interest bearing deposits, which mitigated the Company’s need to utilize higher-cost sources to fund average interest earning assets. The improvement in net interest income for the nine months ended September 30, 2019, compared to the same period in 2018, was driven by an increase in the net interest margin. The improvement in net interest margin for the nine months ended September 30, 2019 was aided by the recognition of $2.2 million in interest income, in the second quarter of 2019, upon the prepayment of loans which had previously been non-accruing.
The net interest margin decreased 15 basis points to 3.23% for the quarter ended September 30, 2019, compared to 3.38% for the quarter ended September 30, 2018. The weighted average yield on interest-earning assets increased two basis points to 4.09% for the quarter ended September 30, 2019, compared with 4.07% for the quarter ended September 30, 2018, while the weighted average cost of interest bearing liabilities increased 23 basis points to 1.13% for the quarter ended September 30, 2019, compared to the third quarter of 2018. The average cost of interest bearing deposits for the quarter ended September 30, 2019 was 0.87%, compared with 0.60% for the same period last year. Average non-interest bearing demand deposits totaled $1.51 billion for the quarter ended September 30, 2019, compared to $1.50 billion at September 30, 2018. The average cost of borrowed funds for the quarter ended September 30, 2019 was 2.13%, compared to 1.93% for the same period last year.
For the nine months ended September 30, 2019, the net interest margin increased two basis points to 3.35%, compared to 3.33% for the nine months ended September 30, 2018. The yield on interest-earning assets and net interest margin for the nine months ended September 30, 2019 were enhanced by three basis points as a result of the recognition in the second quarter of $2.2 million in interest income upon the prepayment of loans which had previously been non-accruing. Excluding the impact of the receipt of this non-accrual loan interest in the prior quarter, the net interest margin compressed one basis point for the nine months ended September 30, 2019, compared with the prior year period. The weighted average yield on interest earning assets increased 21 basis points to 4.19% for the nine months ended September 30, 2019, compared to 3.98% for the nine months ended September 30, 2018, while the weighted average cost of interest bearing liabilities increased 27 basis points for the nine months ended September 30, 2019 to 1.10%, compared to the nine months ended September 30, 2018. The average cost of interest bearing deposits for the nine months ended September 30, 2019 was 0.84%, compared to 0.53% for the same period last year. Average non-interest bearing demand deposits totaled $1.47 billion for the nine months ended September 30, 2019, compared with $1.46 billion for the nine months ended September 30, 2018. The average cost of borrowings for the nine months ended September 30, 2019 was 2.13%, compared with 1.81% for the same period last year.
Interest income on loans secured by real estate increased $1.9 million to $56.4 million for the three months ended September 30, 2019, from $54.5 million for the three months ended September 30, 2018. Commercial loan interest income decreased $126,000 to $20.1 million for the three months ended September 30, 2019, from $20.2 million for the three months ended September 30, 2018. Consumer loan interest income decreased $447,000 to $4.6 million for the three months ended September 30, 2019, from $5.1 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, the average balance of total loans increased $4.6 million to $7.20 billion, compared to the same period in 2018. The average yield on total loans for the three months ended September 30, 2019 increased six basis points to 4.44%, from 4.38% for the same period in 2018.
Interest income on loans secured by real estate increased $8.3 million to $167.1 million for the nine months ended September 30, 2019, from $158.8 million for the nine months ended September 30, 2018. Commercial loan interest income increased $5.1 million to $63.8 million for the nine months ended September 30, 2019, from $58.7 million for the nine months ended September 30, 2018. Consumer loan interest income decreased $729,000 to $14.2 million for the nine months ended September 30, 2019, from $14.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the average balance of total loans decreased $40.7 million to $7.17 billion, from $7.21 billion for the same period in 2018. The average yield on total loans for the nine months ended September 30, 2019 increased 26 basis points to 4.53%, from 4.27% for the same period in 2018.
Interest income on held to maturity debt securities decreased $74,000 to $3.1 million for the quarter ended September 30, 2019, compared to the same period last year. Average held to maturity debt securities decreased $8.7 million to $464.6 million for the quarter ended September 30, 2019, from $473.3 million for the same period last year. Interest income on held to maturity debt securities decreased $39,000 to $9.4 million for the nine months ended September 30, 2019, compared to the same period in 2018. Average held to maturity debt securities decreased $823,000 to $470.8 million for the nine months ended September 30, 2019, from $471.6 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock increased $113,000 to $7.9 million for the quarter ended September 30, 2019, from $7.8 million for the quarter ended September 30, 2018. The average balance of available for sale debt securities and FHLBNY stock increased $36.9 million to $1.16 billion for the three months ended September 30, 2019, compared to the same period in 2018. Interest income on available for sale debt securities and FHLBNY stock increased $1.8 million to $24.6 million for the nine months ended September 30, 2019, from $22.7 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock increased $35.7 million to $1.16 billion for the nine months ended September 30, 2019.

The average yield on total securities decreased to 2.71% for the three months ended September 30, 2019, compared with 2.75% for the same period in 2018. For the nine months ended September 30, 2019, the average yield on total securities increased to 2.80%, compared with 2.69% for the same period in 2018.
Interest expense on deposit accounts increased $3.9 million to $11.7 million for the quarter ended September 30, 2019, compared with $7.9 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, interest expense on deposit accounts increased $12.9 million to $33.9 million, from $21.1 million for the same period last year. The average cost of interest bearing deposits increased to 0.87% for the third quarter of 2019 and 0.84% for the nine months ended September 30, 2019, from 0.60% and 0.53% for the three and nine months ended September 30, 2018, respectively. The average balance of interest bearing core deposits for the quarter ended September 30, 2019 decreased $19.0 million to $4.55 billion. For the nine months ended September 30, 2019, average interest bearing core deposits decreased $17.7 million, to $4.62 billion, from $4.64 billion for the same period in 2018. Average time deposit account balances increased $173.5 million, to $827.1 million for the quarter ended September 30, 2019, from $653.6 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, average time deposit account balances increased $157.4 million, to $802.4 million, from $645.0 million for the same period in 2018.
Interest expense on borrowed funds increased $149,000 to $7.8 million for the quarter ended September 30, 2019, from $7.6 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, interest expense on borrowed funds increased $578,000 to $22.1 million, from $21.5 million for the nine months ended September 30, 2018. The average cost of borrowings increased to 2.13% for the three months ended September 30, 2019, from 1.93% for the three months ended September 30, 2018. The average cost of borrowings increased to 2.13% for the nine months ended September 30, 2019, from 1.81% for the same period last year. Average borrowings decreased $124.1 million to $1.45 billion for the quarter ended September 30, 2019, from $1.57 billion for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, average borrowings decreased $197.4 million to $1.39 billion, compared to $1.58 billion for the nine months ended September 30, 2018.
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
The Company recorded provisions for loan losses of $500,000 and $10.2 million for the three and nine months ended September 30, 2019, respectively. This compared with provisions for loan losses of $1.0 million and $21.9 million recorded for the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2019, the provision for loan losses was largely driven by deterioration in several commercial credit relationships. This included fully providing for a $5.7 million relationship with a commercial contractor, $3.3 million in connection with a $14.1 million interest in an impaired syndicated credit to a franchise restaurant owner/operator and $1.2 million related to a $3.7 million commercial relationship with a charter bus company. The $5.7 million relationship related to the commercial contractor was charged-off in the third quarter. For the three and nine months ended September 30, 2019, the Company had net charge-offs of $6.0 million and $8.4 million, respectively, compared to net charge-offs of $5.9 million and $28.2 million, respectively, for the same periods in 2018. At September 30, 2019, the Company’s allowance for loan losses was $57.3 million, or 0.79% of total loans, compared with $55.6 million, or 0.77% of total loans at December 31, 2018.
For the nine months ended September 30, 2018, the provision for loan losses and loan charge-offs were negatively impacted by several commercial credits, including a $15.4 million credit to an asset-based lending borrower and two credits totaling $4.0 million to another commercial borrower. For the nine months ended September 30, 2018, the Company recorded charge-offs of $18.9 million on these commercial credits. The Company exited the asset-based lending business in the latter part of 2018.
Non-Interest Income. Non-interest income totaled $18.0 million for the quarter ended September 30, 2019, an increase of $2.1 million, compared to the same period in 2018. Wealth management income increased $1.5 million to $6.1 million for the three months ended September 30, 2019, primarily due to fees earned from assets under management acquired in the T&L transaction. Other income increased $1.3 million to $3.1 million for the three months ended September 30, 2019, compared to the quarter ended September 30, 2018, primarily due to a $1.8 million increase in net customer swap fee income, partially offset by a $383,000 decrease in net gains on the sale of loans. Fee income increased $179,000 to $7.6 million for the three months ended September 30, 2019, compared to the same period in 2018, largely due to a $264,000 increase in commercial loan prepayment fees, partially offset by a $124,000 decrease in income from the sale of non-deposit investment products. Partially offsetting these increases, income from Bank-owned life insurance ("BOLI") decreased $811,000 to $1.3 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease in benefit claims and lower equity valuations.
For the nine months ended September 30, 2019, non-interest income totaled $46.1 million, an increase of $3.0 million, compared to the same period in 2018. Wealth management income increased $2.8 million to $16.4 million for the nine months ended September 30, 2019, primarily due to fees of $3.5 million earned from approximately $822.0 million of assets under management acquired in the T&L transaction, partially offset by a decrease in managed mutual fund fees. Other income increased $625,000 to $4.8 million for the nine months ended September 30, 2019, compared to $4.1 million for the same period in 2018, due to a $1.5 million increase in net customer swap fee income, partially offset by a $573,000 decrease in net gains on the sale of foreclosed real estate and a $304,000 decrease in net gains on the sale of loans. Partially offsetting these increases, BOLI income decreased $387,000 to $4.3 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease in benefit claims, partially offset by an increase in equity valuations.
Non-Interest Expense. For the three months ended September 30, 2019, non-interest expense totaled $49.7 million, an increase of $3.1 million, compared to the three months ended September 30, 2018. Compensation and benefits expense increased $1.8 million to $29.4 million for the three months ended September 30, 2019, compared to $27.5 million for the same period in 2018. This increase was principally due to additional compensation expense associated with the T&L acquisition, an increase in salary expense related to annual merit increases and an increase in severance costs. Other operating expenses increased $776,000 to $7.9 million for the three months ended September 30, 2019, compared to the same period in 2018, largely due to increases in attorney fees and a change in the vesting schedule of stock-based director fees. Data processing expense increased $484,000 to $4.1 million for the three months ended September 30, 2019, primarily due to increases in software subscription service expense and implementation costs, while the amortization of intangibles increased $318,000 for the three months ended September 30, 2019, compared with the same period in 2018, mainly due to an increase in the customer relationship intangible amortization attributable to the acquisition of T&L. Partially offsetting these increases, FDIC insurance decreased $967,000 largely due to the receipt of the small bank assessment credit for the second quarter of 2019 and the discontinuance of the FICO assessment. The FICO assessment was used to pay interest on the Financing Corporation bonds issued in the late 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.
Non-interest expense totaled $147.8 million for the nine months ended September 30, 2019, an increase of $5.5 million, compared to $142.4 million for the nine months ended September 30, 2018. Compensation and benefits expense increased $3.3 million to $86.7 million for the nine months ended September 30, 2019, compared to $83.4 million for the nine months ended September 30, 2018, primarily due to additional compensation expense associated with the T&L acquisition, an increase in the accrual for incentive compensation and an increase in stock-based compensation. Data processing expense increased $1.6 million to $12.4 million for the nine months ended September 30, 2019, compared to $10.9 million for the same period in 2018, principally due to increases in software subscription service expense and software implementation costs, partially offset by a decrease in software maintenance expense. Other operating expenses increased $895,000 to $22.7 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in attorney fees and consulting expenses, partially offset by the impact of the change in the vesting schedule of stock-based director fees. The increase in attorney fees and consulting expenses was largely attributable to the acquisition of T&L and asset recovery efforts. In addition, amortization of intangibles increased $536,000 for the nine months ended September 30, 2019, compared with the same period in 2018, due to an increase in the customer relationship intangible amortization attributable to the T&L acquisition. Partially offsetting these increases, FDIC insurance decreased $1.8 million due to the receipt of the small bank assessment credit for the second quarter of 2019, the discontinuance of the FICO assessment and an overall reduction in the insurance assessment rate.
Income Tax Expense. For the three and nine months ended September 30, 2019, the Company’s income tax expense was $9.9 million and $26.4 million, respectively, compared with $8.6 million and $19.5 million, for the three and nine months ended September 30, 2018, respectively. The Company’s effective tax rates were 24.0% and 23.4% for the three and nine months ended September 30, 2019, respectively, compared to 19.5% and 19.1% for the three and nine months ended September 30, 2018, respectively. The increase in the Company's effective tax rate for both the three and nine months ended September 30, 2019 was attributable to the publication of a technical bulletin by the New Jersey Division of Taxation in the second quarter of 2019 that specifies treatment of real estate investment trusts in connection with combined reporting for New Jersey corporate business tax purposes.

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
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2019 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$287,997	$(1,748)	(0.6)%
Static	289,745	—	—%
+100	289,159	(586)	(0.2)%
+200	287,908	(1,837)	(0.6)%
+300	286,126	(3,619)	(1.2)%
The preceding table indicates that, as of September 30, 2019, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would decrease 1.2%, or $3.6 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 0.6%, or $1.7 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2019 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,447,213	$12,191	0.8%	14.2%	(1.5)%
Flat	1,435,022	—	—%	14.4%	—%
+100	1,390,451	(44,571)	(3.1)%	14.3%	(0.8)%
+200	1,332,740	(102,282)	(7.1)%	14.0%	(2.6)%
+300	1,272,861	(162,161)	(11.3)%	13.7%	(4.7)%
The preceding table indicates that as of September 30, 2019, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to decrease 11.3%, or $162.2 million. If rates were to decrease 100 basis points, the present value of equity would increase 0.8%, or $12.2 million.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2019 through July 31, 2019	20,000	$23.60	20,000	2,247,145
August 1, 2019 through August 31, 2019	578,777	23.52	578,777	1,668,368
September 1, 2019 through September 30, 2019	73,637	23.65	73,637	1,594,731
Total	672,414	—	672,414
(1) On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

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

31.1	Certification of Chief ExeCertification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 8, 2019	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2019	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer