Form 10-K
period 2019-12-31
PROVIDENT FINANCIAL SERVICES INC
filed 2020-03-02
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2020, there were 83,209,293 issued and 65,964,970 outstanding shares of the Registrant’s Common Stock, including 209,685 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under accounting principles generally accepted in the United States of America. The aggregate value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Common Stock as of June 30, 2019, as quoted by the NYSE, was approximately $1.50 billion.
DOCUMENTS INCORPORATED BY REFERENCE
1.Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III).

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
At December 31, 2019, the Company had total assets of $9.81 billion, total loans of $7.33 billion, total deposits of $7.10 billion, and total stockholders’ equity of $1.41 billion. The Company’s mailing address is 239 Washington Street, Jersey City, New Jersey 07302, and the Company’s telephone number is (732) 590-9200.
Capital Management. The Company paid cash dividends totaling $72.8 million and repurchased 916,326 shares of its common stock at a cost of $21.8 million in 2019. At December 31, 2019, 1.6 million shares remain eligible for repurchase under the board approved stock repurchase program. The Company and the Bank were “well capitalized” at December 31, 2019 under current regulatory standards.
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
Asset Quality. As of December 31, 2019, non-performing assets were $42.9 million or 0.44% of total assets, compared to $27.3 million or 0.28% of total assets at December 31, 2018. The Bank’s non-performing asset levels rose from lower levels reported in the prior year largely due to credit deterioration in several commercial lending relationships, and is not indicative of credit deterioration in the broader loan portfolio. The Bank continues to focus on conservative underwriting criteria and on active and timely collection efforts.
Emphasis on Relationship Banking and Core Deposits. The Bank emphasizes the acquisition and retention of core deposit accounts, consisting of savings and demand deposit accounts, and expanding customer relationships. Core deposit accounts totaled $6.37 billion at December 31, 2019, representing 89.7% of total deposits, compared with $6.08 billion, or 89.0% of total deposits at December 31, 2018. The Bank also focuses on increasing the number of households and businesses served and the number of banking products per customer.
Non-Interest Income. The Bank’s focus on transaction accounts and expanded products and services has enabled the Bank to generate increased non-interest income. Fees derived from core deposit accounts are a primary source of non-interest income. The Bank also offers investment, wealth and asset management services through its subsidiaries to generate non-interest income. Total non-interest income was $63.8 million for the year ended December 31, 2019, compared with $58.7 million for the year ended December 31, 2018, of which fee income and wealth management income were $28.3 million and $22.5 million, respectively, for the year ended December 31, 2019, compared with $28.1 million and $18.0 million, respectively, for the year ended December 31, 2018.
Managing Interest Rate Risk. The Bank manages its exposure to interest rate risk through the origination and retention of adjustable rate and shorter-term loans, and its investments in securities. In addition, the Bank uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These interest rate swaps are used to hedge the variable cash outflows associated with Federal Home Loan Bank of New York ("FHLBNY") borrowings. At December 31, 2019, 62.4% of the Bank’s loan portfolio had a term to maturity of one year or less, or had adjustable interest rates. At December 31, 2019, the Bank’s securities portfolio totaled $1.49 billion and had an expected average life of 3.41 years to manage its exposure to interest rate movements.
MARKET AREA
The Company and the Bank are headquartered in Jersey City, which is located in Hudson County, New Jersey. At December 31, 2019, the Bank operated a network of 83 full-service banking offices throughout thirteen counties in northern and central New Jersey, as well as three counties in Pennsylvania. The Bank maintains its administrative offices in Iselin, New Jersey and satellite loan production offices in Convent Station, Flemington, Paramus and Manasquan, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The Bank’s lending activities, though concentrated in the communities surrounding its offices, extend predominantly throughout New Jersey and eastern Pennsylvania.
The Bank’s primary market area includes a mix of urban and suburban communities, and has a diversified mix of industries including pharmaceutical, manufacturing companies, network communications, insurance and financial services, healthcare, and retail. According to the U.S. Census Bureau’s most recent population data, the Bank’s New Jersey market area has a population of approximately 6.9 million, which was 78.0% of the state’s total population. The Bank’s Pennsylvania market area has a population of approximately 1.3 million, which was 10.2% of that state’s total population. Because of the diversity of industries within the Bank’s market area and, to a lesser extent, its proximity to the New York City financial markets, the area’s economy can be significantly affected by changes in national and international economies. According to the U.S. Bureau of Labor Statistics, the unemployment rate in New Jersey was 3.5% at December 31, 2019, a decrease from 4.0% at December 31, 2018. The unemployment rate in Pennsylvania was 4.5% for December 31, 2019, an increase from 4.2% at December 31, 2018.

Within its primary market areas in New Jersey and Pennsylvania, the Bank had an approximate 2.16% and 0.67% share of bank deposits as of June 30, 2019, respectively, the latest date for which statistics are available. On a statewide basis, the Bank had an approximate 1.95% deposit share of the New Jersey market and an approximate 0.06% deposit share of the Pennsylvania market.
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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans	$1,078,227	14.82%	$1,100,009	15.29%	$1,142,914	15.73%	$1,212,255	17.46%	$1,255,159	19.38%
Commercial mortgage loans	2,578,477	35.43	2,299,417	31.96	2,171,174	29.88	1,978,700	28.50	1,716,117	26.50
Multi-family mortgage loans	1,225,675	16.84	1,339,800	18.62	1,404,005	19.32	1,402,169	20.20	1,234,066	19.06
Construction loans	429,812	5.91	388,999	5.41	392,580	5.40	264,814	3.81	331,649	5.12
Total mortgage loans	5,312,191	73.00	5,128,225	71.28	5,110,673	70.33	4,857,938	69.97	4,536,991	70.06
Commercial loans	1,634,759	22.46	1,695,148	23.56	1,745,301	24.02	1,630,887	23.49	1,434,291	22.15
Consumer loans	391,360	5.38	431,428	6.00	473,958	6.52	516,755	7.44	566,175	8.74
Total gross loans	7,338,310	100.84	7,254,801	100.84	7,329,932	100.87	7,005,580	100.90	6,537,457	100.95
Premiums on purchased loans	2,474	0.02	3,243	0.04	4,029	0.06	4,968	0.07	5,740	0.09
Unearned discounts	(26)	—	(33)	—	(36)	—	(39)	—	(41)	—
Net deferred fees	(7,873)	(0.12)	(7,423)	(0.11)	(8,207)	(0.10)	(7,023)	(0.08)	(5,482)	(0.09)
Total loans	7,332,885	100.74	7,250,588	100.77	7,325,718	100.83	7,003,486	100.89	6,537,674	100.95
Allowance for loan losses	(55,525)	(0.76)	(55,562)	(0.77)	(60,195)	(0.83)	(61,883)	(0.89)	(61,424)	(.95)
Total loans, net	$7,277,360	99.98%	$7,195,026	100.00%	$7,265,523	100.00%	$6,941,603	100.00%	$6,476,250	100.00%
Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2019, regarding the maturities of loans in the loan portfolio, including PCI loans. Demand loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due within one year.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Residential mortgage loans	$462	$4,272	$13,832	$94,036	$425,984	$539,641	$1,078,227
Commercial mortgage loans	239,389	445,888	466,554	1,230,672	189,517	6,457	2,578,477
Multi-family mortgage loans	125,192	117,277	250,969	662,217	65,349	4,671	1,225,675
Construction loans	229,644	162,602	7,149	14,900	15,517	—	429,812
Total mortgage loans	594,687	730,039	738,504	2,001,825	696,367	550,769	5,312,191
Commercial loans	371,857	302,082	215,188	537,366	158,629	49,637	1,634,759
Consumer loans	14,260	6,325	16,543	88,579	211,115	54,538	391,360
Total gross loans	$980,804	$1,038,446	$970,235	$2,627,770	$1,066,111	$654,944	$7,338,310

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth as of December 31, 2019 the amount of all fixed-rate and adjustable-rate loans due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	( In thousands)
Residential mortgage loans	$805,206	$272,559	$1,077,765
Commercial mortgage loans	970,481	1,368,608	2,339,089
Multi-family mortgage loans	357,754	742,729	1,100,483
Construction loans	5,840	194,328	200,168
Total mortgage loans	2,139,281	2,578,224	4,717,505
Commercial loans	394,407	868,495	1,262,902
Consumer loans	261,189	115,910	377,099
Total loans	$2,794,877	$3,562,629	$6,357,506

Residential Mortgage Loans. The Bank originates residential mortgage loans secured by first mortgages on one- to four-family residences, generally located in the State of New Jersey and the eastern part of Pennsylvania. The Bank originates residential mortgages primarily through commissioned mortgage representatives and via the Internet. The Bank originates both fixed-rate and adjustable-rate mortgages. As of December 31, 2019, $1.08 billion or 14.8% of the total loan portfolio consisted of residential real estate loans. Of the one- to four-family loans at that date, 74.7% were fixed-rate and 25.3% were adjustable-rate loans.
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
Loans are sold without recourse, generally with servicing rights retained by the Bank. The percentage of loans sold into the secondary market will vary depending upon interest rates and the Bank’s strategies for reducing exposure to interest rate risk. In 2019, $1.9 million or 1.2% of residential real estate loans originated were sold into the secondary market. All of the loans sold in 2019 were long-term, fixed-rate mortgages.
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
For many years, the Bank has offered discounted rates on residential mortgage loans to low- to moderate-income individuals. Loans originated in this category over the last five years have totaled $16.9 million. The Bank also offers a special rate program for first-time homebuyers under which originations have totaled over $41.2 million for the past five years. The Bank does not originate or purchase sub-prime or option ARM loans.
Commercial Real Estate Loans. The Bank originates loans secured by mortgages on various commercial income producing properties, including multi-family apartment buildings, office buildings and retail and industrial properties.

Commercial real estate loans were 35.4% of the total loan portfolio at December 31, 2019. A substantial majority of the Bank’s commercial real estate loans are secured by properties located in the State of New Jersey.
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
In accordance with regulatory guidelines, the Bank requires a full independent appraisal for commercial real estate properties. The appraiser must be selected from the Bank’s approved list, or otherwise approved by the Chief Credit Officer in instances such as an out-of-state or special use property. The Bank also employs an independent review appraiser to ensure that the appraisal meets the Bank’s standards. Financial statements are also required annually for review. The Bank’s policy also requires that a property inspection of commercial mortgages over $2.5 million be completed at least every 18 months, or more frequently when warranted.
The Bank’s largest commercial mortgage loan as of December 31, 2019 was a $38.2 million loan secured by a first mortgage lien on fifteen mixed-use retail, residential and office buildings located in Hoboken, NJ. This was for an acquisition and refinance of fifteen Bank mortgaged properties by a large publicly traded, investment grade REIT with extensive experience and a successful track record. The loan has strong debt-service coverage and a low loan-to-value ratio of 55%. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2019. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Multi-family Loans. The Bank underwrites loans secured by apartment buildings that have five or more units. The Bank considers multi-family lending a component of the commercial real estate lending portfolio. The underwriting standards and procedures that are used to underwrite commercial real estate loans are used to underwrite multi-family loans, except the loan-to-value ratio shall not exceed 80% of the appraised value of the property, the debt-service coverage should be a minimum of 1.15 times and an amortization period of up to 30 years may be used.
The Bank’s largest multi-family loan as of December 31, 2019 was a $41.0 million loan secured by a first leasehold mortgage lien on a 129-unit, six story class A luxury rental apartment building with 12,000 square feet of office/retail space located in Morristown, New Jersey. The project sponsor is one of the largest privately-held real estate owner/developers in the United States, and has extensive experience and a successful track record in the development and management of multi-family projects. The loan has a risk rating of “3” (loans rated 1-4 are deemed to be “acceptable quality”—see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2019. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)

Construction Loans. The Bank originates commercial construction loans. Commercial construction lending includes both new construction of residential and commercial real estate projects and the rehabilitation of existing structures.
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
The Bank generally underwrites construction loans for a term of three years or less. The majority of the Bank’s construction loans are floating-rate loans with a maximum 75% loan-to-value ratio for the completed project. The Bank employs professional engineering firms to assist in the review of construction cost estimates and make site inspections to determine if the work has been completed prior to the advance of funds for the project.
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
The Bank’s largest construction loan at December 31, 2019 was a $35.5 million commitment secured by a first mortgage lien on property and improvements related to the construction of a 382,400 square foot industrial building on 29.7 acres located in the Township of Monroe, NJ. The loan had an outstanding balance of $25.7 million at December 31, 2019. This loan closed in mid-2019 with construction completion expected by the end of 2020. This project is 100% pre-leased. The project sponsor is an experienced and long standing real estate owner and developer with a successful track record in the development and management of commercial real estate. The loan has a risk rating of “3” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section) and was performing in accordance with its terms and conditions as of December 31, 2019.
Commercial Loans. The Bank underwrites commercial loans to corporations, partnerships and other businesses. Commercial loans represented 22.5% of the total loan portfolio at December 31, 2019. The majority of the Bank’s commercial loan customers are local businesses with revenues of less than $50.0 million. The Bank primarily offers commercial loans for equipment purchases, lines of credit for working capital purposes, letters of credit and real estate loans where the borrower is the primary occupant of the property. Most commercial loans are originated on a floating-rate basis and the majority of fixed-rate commercial term loans are fully amortized over a five-year period. Owner-occupied commercial real estate loans are generally underwritten to terms consistent with those utilized for commercial real estate; however, the maximum loan-to-value ratio for owner-occupied commercial real estate loans is 80%.
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

The Bank’s largest commercial loan as of December 31, 2019 was a $30.0 million working capital and bonding line of credit to a large and long standing general contractor specializing in heavy bridge and highway construction. The loan, which is annually renewable at the Bank’s option, is unsecured and primarily used for working capital and bonding purposes. The loan has a risk rating of “4” (loans rated 1-4 are deemed “acceptable quality” – see discussion of the Bank’s nine-point risk rating system for loans under “Allowance for Loan Losses” in the “Asset Quality” section). At December 31, 2019, there was no outstanding balance under the line. (For the Bank’s largest group borrower exposure —see discussion on “Loans to One Borrower”)
Consumer Loans. The Bank offers a variety of consumer loans on a direct basis to individuals. Consumer loans represented 5.4% of the total loan portfolio at December 31, 2019. Home equity loans and home equity lines of credit constituted 95.0% of the consumer loan portfolio and indirect marine loans constituted 1.5% of the consumer loan portfolio as of December 31, 2019. The remaining 3.5% of the consumer loan portfolio includes personal loans and unsecured lines of credit, direct auto loans and recreational vehicle loans. The Bank no longer purchases or originates indirect auto, marine or recreational vehicle loans.
Interest rates on home equity loans are fixed for a term not to exceed 20 years and the maximum loan amount is $650,000. A portion of the home equity loan portfolio includes “first-lien product loans,” under which the Bank has offered special rates to borrowers who refinance first mortgage loans on the home equity (first-lien) basis. At December 31, 2019, first-lien home equity loans outstanding totaled $228.5 million. The Bank’s home equity lines of credit are made at floating interest rates and the Bank provides lines of credit of up to $500,000. The approved home equity lines and utilization amounts as of December 31, 2019 were $363.0 million and $116.7 million, respectively, representing utilization of 32.2%.
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

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Originations:
Residential mortgage	$155,211	$108,406	$121,901
Commercial mortgage	577,603	448,137	525,900
Multi-family mortgage	154,235	126,159	51,371
Construction	381,775	360,413	354,594
Commercial	1,445,345	1,992,972	2,525,921
Consumer	114,230	120,369	121,790
Subtotal of loans originated	2,828,399	3,156,456	3,701,477
Loans purchased	—	1,344	—
Total loans originated and purchased	2,828,399	3,157,800	3,701,477

Loans sold	16,212	36,043	24,938

Repayments:
Residential mortgage	176,112	149,326	188,103
Commercial mortgage	361,832	348,055	188,352
Multi-family mortgage	283,085	204,781	150,205
Construction	246,852	296,450	249,872
Commercial	1,492,822	2,006,342	2,403,945
Consumer	154,122	162,597	163,041
Total repayments	2,714,825	3,167,551	3,343,518
Total reductions	2,731,037	3,203,594	3,368,456
Other items, net(1)	(15,065)	(29,336)	(10,789)
Net increase (decrease)	$82,297	$(75,130)	$322,232

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
While the Bank discourages loan policy exceptions, based upon reasonable business considerations exceptions to the policy may be warranted. The business reason and mitigants for the exception must be noted on the loan approval document. The policy exception requires the approval of the Chief Lending Officer, Deputy Lending Officer or the Department Manager of the lending department responsible for the underlying loan, if it is within his or her approval authority limit. All other policy exceptions must be approved by the Credit Committee. The Credit Administration Department reports the type and frequency of loan policy exceptions to the Board of Directors on a quarterly basis, or more frequently if necessary.
The Bank has adopted a risk rating system as part of the credit risk assessment of its loan portfolio. The Bank’s commercial real estate and commercial lending officers are required to maintain an appropriate risk rating for each loan in their portfolio. When the lender learns of important financial developments, the risk rating is reviewed accordingly. Risk ratings are subject to review by the Credit Department during the underwriting and loan review processes. Loan review examinations are performed by an independent third party which validates the risk ratings on a sample basis. In addition, a risk rating can be adjusted at the weekly Credit Committee meeting and quarterly at management’s Credit Risk Management Committee, which meets to review all loans rated a “Pass/Watch” ("5") or worse. The Bank requires an annual review be performed for commercial and commercial real estate loans above certain dollar thresholds, depending on loan type, to help determine the appropriate risk ratings. The risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses.
Loans to One Borrower. The regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of the Bank’s unimpaired capital and surplus. As of December 31, 2019, the regulatory lending limit was $147.4 million. The Bank’s current internal policy limit on total loans to a borrower or related borrowers that constitute a group exposure is up to $100.0 million for loans with a risk rating of "2" or better, up to $90.0 million for loans with a risk rating of "3", and up to $65.0 million for loans with a risk rating of "4". For a select group of the most credit-worthy and diversified borrowers, the maximum group exposure limit is up to $130.0 million. Maximum group exposure limits may be lower depending on the type of loans involved. The Bank reviews these group exposures on a quarterly basis. The Bank also sets additional limits on size of loans by loan type.
At December 31, 2019, the Bank’s largest group exposure with an individual borrower and its related entities was $125.8 million, consisting of eight commercial real estate loans totaling $98.5 million, secured by five retail properties and two office buildings located in New Jersey and Pennsylvania, two construction loans totaling $11.9 million, secured by a retail and office building project located in Pennsylvania, an $8.4 million land loan secured by 31 acres in New Jersey, a $6.0 million unsecured line of credit, $600,000 under seven letters of credit and $400,000 under eleven ACH facilities. The loans have an average risk rating of “4”. The borrower, headquartered in New Jersey, is an experienced real estate owner and developer in the states of New Jersey and Pennsylvania. As of December 31, 2019, all of the loans in this lending relationship were performing in accordance with their respective terms and conditions.
As of December 31, 2019, the Bank had $2.1 billion in loans outstanding to its 50 largest borrowers and their related entities.
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
Collection Procedures. In the case of residential mortgage and consumer loans, collection activities begin on the sixteenth day of delinquency. Collection efforts include automated notices of delinquency, telephone calls, letters and other notices to delinquent borrowers. Foreclosure proceedings and other appropriate collection activities such as repossession of collateral are commenced within at least 90 to 120 days after a loan is delinquent provided a plan of repayment to cure the delinquency or other loss mitigation arrangement cannot be reached with the borrower. Periodic inspections of real estate and other collateral are conducted throughout the collection process. The Bank’s collection procedures for Federal Housing Association (“FHA”) and Veteran’s Administration (“VA”) one- to four-family mortgage loans follow the collection and loss mitigation guidelines outlined by those agencies.
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

Delinquent Loans and Non-performing Loans and Assets. Bank policy requires that the Chief Credit Officer to continuously monitor the status of the loan portfolios and report to the Board of Directors on at least a quarterly basis. These reports include information on impaired loans, delinquent loans, criticized and classified assets, and foreclosed assets. An impaired loan is defined as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when a modification resulting in a concession is made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. Smaller balance homogeneous loans including residential mortgages and other consumer loans are evaluated collectively for impairment and are excluded from the definition of impaired loans, except for TDRs. Impaired loans are individually identified and reviewed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. As of December 31, 2019, there were 158 impaired loans totaling $70.6 million, of which 147 loans totaling $48.3 million were TDRs. Included in this total were 133 TDRs related to 128 borrowers totaling $42.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2019.
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
Management's determination as to the classification of assets and the amount of the valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance, each of which can require the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, issued an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of the board of directors and management for the maintenance of adequate allowances, and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement reaffirms that institutions should have effective loan review systems and controls to identify, monitor and address asset quality problems; that loans deemed uncollectible are promptly charged off; and that the institution’s process for determining an adequate level for its valuation allowance is based on a comprehensive, adequately documented, and consistently applied analysis of the institution’s loan and lease portfolio. While management believes that on the basis of information currently available to it, the allowance for loans losses is adequate as of December 31, 2019, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.
Loans are classified in accordance with the risk rating system described previously. At December 31, 2019, $88.5 million of loans were classified as “substandard,” which consisted of $57.0 million in commercial loans, $13.5 million in commercial and multi-family mortgage loans, $10.2 million in residential loans and $1.7 million in consumer loans. At that same date, there were $836,000 loans classified as “doubtful.” Also, there were no loans classified as “loss” at December 31, 2019. As of December 31, 2019, $128.7 million of loans were designated “special mention.”
The following table sets forth delinquencies in the loan portfolio as of the dates indicated.

	At December 31, 2019				At December 31, 2018				At December 31, 2017
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential mortgage loans	15	$2,579	36	$8,543	24	$5,557	31	$5,853	27	$4,325	49	$8,105
Commercial mortgage loans	—	—	6	5,270	—	—	12	3,180	—	—	8	5,887
Multi-family mortgage loans	—	—	—	—	—	—	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—	—	—	—	—	—	—
Total mortgage loans	15	2,579	42	13,813	24	5,557	43	9,033	27	4,325	57	13,992
Commercial loans	2	95	24	12,137	2	13,565	19	4,309	2	406	24	6,901
Consumer loans	12	337	18	1,148	15	610	21	1,266	12	487	41	2,491
Total loans	29	$3,011	84	$27,098	41	$19,732	83	$14,608	41	$5,218	122	$23,384
Non-Accrual Loans and Non-Performing Assets. The following table sets forth information regarding non-accrual loans and other non-performing assets. At December 31, 2019, there were 14 TDRs totaling $5.6 million that were classified as non-accrual, compared to 19 non-accrual TDRs which totaled $11.2 million at December 31, 2018. Loans are generally placed on non-accrual status when they become 90 days or more past due or if they have been identified as presenting uncertainty with respect to the collectability of interest or principal.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage loans	$8,543	$5,853	$8,105	$12,021	$12,031
Commercial mortgage loans	5,270	3,180	7,090	7,493	1,263
Multi-family mortgage loans	—	—	—	553	742
Construction loans	—	—	—	2,517	2,351
Commercial loans	25,160	15,391	17,243	16,787	23,875
Consumer loans	1,221	1,266	2,491	3,030	4,109
Total non-accruing loans	40,194	25,690	34,929	42,401	44,371
Accruing loans - 90 days or more delinquent	—	—	—	—	165
Total non-performing loans	40,194	25,690	34,929	42,401	44,536
Foreclosed assets	2,715	1,565	6,864	7,991	10,546
Total non-performing assets	$42,909	$27,255	$41,793	$50,392	$55,082
Total non-performing assets as a percentage of total assets	0.44%	0.28%	0.42%	0.53%	0.62%
Total non-performing loans to total loans	0.55%	0.35%	0.48%	0.61%	0.68%
Non-performing commercial mortgage loans increased $2.1 million to $5.3 million at December 31, 2019, from $3.2 million at December 31, 2018. Non-performing commercial mortgage loans consisted of six loans at December 31, 2019. The largest non-performing commercial mortgage loan was a $3.8 million loan secured by a first mortgage on a property located in Hackettstown, New Jersey. The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans increased $9.8 million, to $25.2 million at December 31, 2019, from $15.4 million at December 31, 2018. Non-performing commercial loans at December 31, 2019 consisted of 33 loans. The largest non-performing commercial loan relationship was a Shared National Credit ("SNC") relationship, which consisted of three loans to a restaurant group with total outstanding balances of $11.6 million at December 31, 2019. All of these loans are unsecured/non-real estate secured. These loans are currently paying in accordance with their restructured terms.
There were no non-performing construction loans at December 31, 2019 or 2018.
At December 31, 2019, the Company held $2.7 million of foreclosed assets, compared with $1.6 million at December 31, 2018. Foreclosed assets at December 31, 2019 are carried at fair value based on recent appraisals and valuation estimates, less estimated selling costs. During the year ended December 31, 2019, there were eleven additions to foreclosed assets with an aggregate carrying value of $2.3 million and six properties sold with an aggregate carrying value of $1.0 million. Foreclosed assets at December 31, 2019, consisted of $2.7 million of residential real estate.
Non-performing assets totaled $42.9 million, or 0.44% of total assets at December 31, 2019, compared to $27.3 million, or 0.28% of total assets at December 31, 2018. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.7 million during the year ended December 31, 2019. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2019 was not material.
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
Management estimates the amount of loan losses for groups of loans by applying quantitative loss factors to loan segments at the risk rating level, and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan type based upon an appropriate look-back period and adjusted for a loss emergence period; these factors are evaluated at least annually. The most recent periodic review and recalculation of quantitative loss factors was completed in the third quarter of 2019 using historical loss data through June 30, 2019 and was applied effective September 30, 2019. Qualitative adjustments give consideration to other qualitative or environmental factors such as:
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
Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. Qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The range of adjustments to historical loss rates applicable to qualitative factors were updated in the third quarter of 2019 in conjunction with the review and recalculation of quantitative loss factors. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the general allowance for loan losses.
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
In addition, the Company separately calculates an allowance for loan losses on impaired loans. The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million for which it is probable, based on current information, that the Bank will not collect all amounts due under the contractual terms of the loan agreement. The Company may recognize impairment of a loan based upon: (1) the present value of expected cash flows discounted at the effective interest rate; or (2) if a loan is collateral dependent, the fair value of collateral; or (3) the market price of the loan. The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analysis of collateral dependent impaired loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral dependent impaired loan and updated annually, or more frequently if required. A specific allocation of the allowance for loan losses is established for each impaired loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell.
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

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$55,562	$60,195	$61,883	$61,424	$61,734
Charge offs:
Residential mortgage loans	44	277	421	1,033	1,296
Commercial mortgage loans	222	—	72	35	1,086
Multi-family mortgage loans	—	—	2	—	105
Construction loans	—	—	6	—	—
Commercial loans	14,023	28,986	7,187	4,862	2,863
Consumer loans	743	755	1,253	1,020	3,478
Total	15,032	30,018	8,941	6,950	8,828
Recoveries:
Residential mortgage loans	46	58	1	57	102
Commercial mortgage loans	376	431	59	504	86
Multi-family mortgage loans	—	—	—	67	2
Construction loans	—	—	6	—	57
Commercial loans	665	428	800	570	2,413
Consumer loans	808	768	787	811	1,508
Total	1,895	1,685	1,653	2,009	4,168
Net charge-offs	13,137	28,333	7,288	4,941	4,660
Provision for loan losses	13,100	23,700	5,600	5,400	4,350
Balance at end of period	$55,525	$55,562	$60,195	$61,883	$61,424
Ratio of net charge-offs to average loans outstanding during the period	0.18%	0.39%	0.10%	0.07%	0.07%
Allowance for loan losses to total loans	0.76%	0.77%	0.82%	0.88%	0.94%
Allowance for loan losses to non-performing loans	138.14%	216.28%	172.34%	145.95%	137.92%
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

	At December 31,
	2019		2018		2017		2016		2015
	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$3,414	14.69%	$3,971	15.16%	$4,328	15.59%	$5,540	17.30%	$5,110	19.20%
Commercial mortgage loans	12,831	35.14	12,639	31.70	13,136	29.62	12,234	28.24	12,798	26.25
Multi-family mortgage loans	3,374	16.70	4,745	18.46	4,919	19.15	7,481	20.02	7,841	18.88
Construction loans	5,892	5.86	6,323	5.36	5,669	5.35	4,371	3.77	6,345	5.06
Commercial loans	28,263	22.28	25,693	23.37	29,814	23.81	29,143	23.28	25,829	21.94
Consumer loans	1,751	5.33	2,191	5.95	2,329	6.48	3,114	7.39	3,501	8.67
Unallocated		—	—	—	—	—	—	—	—	—
Total	$55,525	100.00%	$55,562	100.00%	$60,195	100.00%	$61,883	100.00%	$61,424	100.00%

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
At December 31, 2019, the Bank held $17,000 in privately-issued CMOs in the investment portfolio. The Bank and the Company do not invest in collateralized debt obligations, mortgage-related securities secured by sub-prime loans, or any preferred equity securities.

Amortized Cost and Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and fair values of the Company’s securities as of the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$118	$122	$187	$190	$382	$396
FHLB obligations	1,800	1,806	1,396	1,374	410	403
FHLMC obligations	1,900	1,897	2,195	2,162	1,600	1,564
FNMA obligations	900	898	899	869	1,799	1,763
FFCB obligations	1,999	2,000	499	491	499	491
State and municipal obligations	437,074	451,353	463,801	464,363	462,942	470,484
Corporate obligations	9,838	9,890	10,448	10,291	10,020	9,938
Total held-to-maturity debt securities	$453,629	$467,966	$479,425	$479,740	$477,652	$485,039
Available for Sale Debt Securities:
U.S Treasury obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	936,196	947,430	1,048,415	1,034,969	993,548	988,367
FHLMC obligations	—	—	—	—	—	—
FHLB obligations	—	—	—	—	19,014	19,005
State and municipal obligations	3,907	4,079	2,828	2,912	3,259	3,388
Corporate obligations	25,032	25,410	25,039	25,198	26,047	26,394
Total available for sale debt securities	$965,135	$976,919	$1,076,282	$1,063,079	$1,041,868	$1,037,154
Equity securities	$825	$825	$635	$635	$417	$658

Average expected life of securities(1)	3.41 years		4.72 years		4.34 years
(1) Average expected life is based on prepayment assumptions utilizing prevailing interest rates as of the reporting dates and excludes equity securities.
The aggregate carrying values and fair values of securities by issuer, where the aggregate book value of such securities exceeds ten percent of stockholders’ equity are as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2019:
FNMA	$415,859	$420,592
FHLMC	438,869	444,161

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s debt securities portfolio as of December 31, 2019. No tax equivalent adjustments were made to the weighted average yields. Amounts are shown at amortized cost for held to maturity debt securities and at fair value for available for sale debt securities.

	At December 31, 2019
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield(1)
	(Dollars in thousands)
Held to Maturity Debt Securities:
Mortgage-backed securities	$—	—%	$118	5.31%	$—	—%	$—	—%	$118	5.31%
Agency obligations	6,599	1.89	—	—	—	—	—	—	6,599	1.89
Corporate obligations	2,802	1.80	7,036	2.28	—	—	—	—	9,838	2.14
State and municipal obligations	6,787	2.84	92,080	2.63	249,399	2.59	88,808	2.85	437,074	2.66
Total held to maturity debt securities	$16,188	2.27%	$99,234	2.61%	$249,399	2.59%	$88,808	2.85%	$453,629	2.63%
Available for Sale Debt Securities:
State and municipal obligations	$—	—%	$—	—%	$4,079	2.90%	$—	—%	$4,079	2.90%
Mortgage-backed securities	7,743	1.81	26,435	2.31	194,451	2.48	718,801	2.75	947,430	2.67
Agency obligations	—	—	—	—	—	—	—	—	—	—
Corporate obligations	—	—	3,074	3.00	22,336	4.98	—	—	25,410	4.74
Total available for sale debt securities(2)	$7,743	1.81%	$29,509	2.38%	$220,866	2.74%	$718,801	2.75%	$976,919	2.73%

(1) Yields are not tax equivalent.
(2) Totals exclude $825,000 equity securities at fair value.
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
Deposits. The Bank offers a variety of deposits for retail and business accounts. Deposit products include savings accounts, checking accounts, interest-bearing checking accounts, money market deposit accounts and certificate of deposit accounts at varying interest rates and terms. The Bank also offers investment, insurance and IRA products. Business customers are offered several checking account and savings plans, cash management services, remote deposit capture services, payroll origination services, escrow account management and business credit cards. The Bank focuses on relationship banking for retail and business customers to enhance the customer experience. Deposit activity is influenced by state and local economic conditions, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding the Bank’s branch locations. To attract and retain deposits, the Bank offers competitive rates, quality customer service and a wide variety of products and services that meet customers’ needs, including online and mobile banking.
Deposit pricing strategy is monitored monthly by the management Asset/Liability Committee and Pricing Committee. Deposit pricing is set weekly by the Bank’s Treasury Department. When setting deposit pricing, the Bank considers competitive market rates, FHLBNY advance rates and rates on other sources of funds. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts, represented 89.7% of total deposits at December 31, 2019 and 89.0% of total deposits at December 31, 2018. As of December 31, 2019 and 2018, time deposits maturing in less than one year amounted to $606.9 million and $584.5 million, respectively.

The following table indicates the amount of certificates of deposit by time remaining until maturity at December 31, 2019.

	Maturity				Total
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months
	( In thousands)
Certificates of deposit of $100,000 or more	$173,815	$126,936	$91,007	$46,793	$438,551
Certificates of deposit less than $100,000	67,060	76,894	71,158	80,364	295,476
Total certificates of deposit	$240,875	$203,830	$162,165	$127,157	$734,027

Certificates of Deposit Maturities. The following table sets forth certain information regarding certificates of deposit.

	Period to Maturity from December 31, 2019						At December 31,
	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Five Years or More	2019	2018	2017
	(In thousands)
Rate:
0.00 to 0.99%	$78,695	$1	$3	$—	$—	$—	$78,699	$190,118	$283,569
1.00 to 2.00%	325,042	51,472	21,402	9,406	7,213	806	415,341	297,284	342,692
2.01 to 3.00%	202,887	4,398	4,707	11,405	16,219	121	239,737	263,090	8,544
3.01 to 4.00%	246	4	—	—	—	—	250	—	4
Over 4.01%	—	—	—	—	—	—	—	—	—
Total	$606,870	$55,875	$26,112	$20,811	$23,432	$927	$734,027	$750,492	$634,809

Borrowed Funds. At December 31, 2019, the Bank had $1.13 billion of borrowed funds. Borrowed funds consist primarily of FHLBNY advances and repurchase agreements. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank, with an agreement to repurchase those securities at an agreed-upon price and date. The Bank uses wholesale repurchase agreements, as well as retail repurchase agreements as an investment vehicle for its commercial sweep checking product. Bank policies limit the use of repurchase agreements to collateral consisting of U.S. Treasury obligations, U.S. government agency obligations or mortgage-related securities.
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

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Maximum Balance:
FHLBNY advances	$1,190,006	$1,256,525	$1,288,448
FHLBNY line of credit	451,000	487,000	472,000
Securities sold under agreements to repurchase	96,914	153,715	210,702
Average Balance:
FHLBNY advances	939,916	1,136,988	1,237,979
FHLBNY line of credit	325,481	259,197	179,003
Securities sold under agreements to repurchase	71,234	139,729	164,982
Weighted Average Interest Rate:
FHLBNY advances	2.11%	1.90%	1.78%
FHLBNY line of credit	2.40	2.09	1.17
Securities sold under agreements to repurchase	0.49	1.04	1.26
The following table sets forth certain information as to borrowings at the dates indicated.

	At December 31,
	2019	2018	2017
	(Dollars in thousands)
FHLBNY advances	$766,409	$1,037,960	$1,127,335
FHLBNY line of credit	298,000	283,000	472,000
Securities sold under repurchase agreements	60,737	121,322	143,179
Total borrowed funds	$1,125,146	$1,442,282	$1,742,514
Weighted average interest rate of FHLBNY advances	2.14%	2.08%	1.74%
Weighted average interest rate of FHLBNY line of credit	1.84%	2.60%	1.53%
Weighted average interest rate of securities sold under agreements to repurchase	0.53%	0.85%	1.00%
WEALTH MANAGEMENT SERVICES
As part of the Company’s strategy to increase fee related income, the Bank’s wholly owned subsidiary, Beacon Trust Company and its registered investment advisor subsidiary, Beacon Investment Advisory Services, Inc., (“Beacon”) are engaged in providing wealth management services. Those services include investment management, trust and estate administration, financial planning, tax compliance and planning, and private banking. These services may be introduced to existing customers through the Bank’s extensive branch and lending network.
Beacon focuses on delivering personalized solutions based on the needs and objectives for each client. The majority of the fee income generated by Beacon is based on assets under management.
On April 1, 2019, Beacon Trust Company ("Beacon") completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
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
PERSONNEL
As of December 31, 2019, the Company had 968 full-time and 47 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes its working relationship with its employees is good.
REGULATION and SUPERVISION
General
As a bank holding company controlling the Bank, the Company is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, and the rules and regulations of the Federal Reserve Board under the BHCA. The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the accompanying regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”) applicable to bank holding companies. The Company and the Bank are required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve Board and the Commissioner. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. Additionally, the Company files certain reports with, and otherwise complies with, the rules and regulations of the SEC under the federal securities laws and the listing requirements of the New York Stock Exchange.
The Bank is a New Jersey chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation, examination and supervision by the Commissioner as the issuer of its charter and by the FDIC as its deposit insurer. The Bank files reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. This framework also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement authority, including the ability to set policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
As of December 31, 2019, the Bank had consolidated assets of $9.81 billion. The Company expects that it will exceed $10 billion in total consolidated assets in 2020, which will result in increased supervision and regulation of the Company. In particular, the company will become subject to the direct supervision of the Consumer Financial Protection Bureau (“CFPB”). Additionally, under existing federal laws and regulations, when the Company exceeds $10 billion in assets, the Company will (1) receive less debit card fee income; (2) be subject to more stringent compliance requirements under the “Volcker Rule,” (i.e., a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which prohibits banking entities from engaging in proprietary trading or investing in or sponsoring hedge funds or private equity funds); and (3)

generally be subject to higher FDIC assessment rates. Certain enhanced prudential standards will also become applicable such as additional risk management requirements, both from a framework and corporate governance perspective. These and other supervisory and regulatory implications of crossing the $10 billion threshold will likely result in increased regulatory costs, though the Company has incurred increased regulatory costs in connection with its preparations over the last several years for exceeding the $10 billion asset threshold.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”) was enacted, which repealed or modified several important provisions of the Dodd-Frank Act that have impacted the Company. Key aspects of the Economic Growth Act that have the potential to affect the Company’s business and results of operations include:
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
When the Company exceeds $10 billion in assets, the Company will no longer qualify for certain regulatory relief provided under the Economic Growth Act, but the Company expects to benefit from the above amendments which raised the above asset thresholds for conducting annual company-run stress tests. However, notwithstanding this regulatory relief, the Company intends to continue to employ stress testing protocols commensurate with the risk of the institution as part of its enterprise risk management framework. The Company currently has, and will continue to maintain, a risk committee of its board of directors.
In addition, the Economic Growth Act also enacted several important changes in certain technical compliance areas for which the banking agencies have now issued corresponding guidance and/or proposed or final rules, including:
•Prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate (“HVCRE”) exposures unless they are for acquisition, development or construction (“ADC”), and clarifying ADC status;
•Requiring the federal banking agencies to amend the liquidity coverage ratio rule (“LCR”) such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets (i.e., assets with a lesser degree of liquidity and more volatility than level 2A assets, which include, for example, certain government securities, covered bonds and corporate debt securities), making them more attractive investment alternatives;
•Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•Directing the CFPB to provide guidance on the applicability of the Truth in Lending Act (“TILA”) Real Estate Settlement Procedures Act (“RESPA”) Integrated Disclosure rule (the “TRID Rule”) to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.
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
A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of such investments. A savings bank may also exercise trust powers upon the approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and the related regulations. See “Federal Banking Regulation” below.
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
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey chartered depository institutions, including the Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. At December 31, 2019, the Bank was considered “well capitalized” under FDIC guidelines.
Loans to a Bank’s Insiders. Provisions of the New Jersey Banking Act also impose conditions and limitations on the liabilities owed to a savings bank by its directors and executive officers and by corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under Regulation O, as discussed below. The New Jersey Banking Act also provides that a savings bank that is in compliance with Regulation O is deemed to be in compliance with such provisions of the New Jersey Banking Act.
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
In addition to establishing the minimum regulatory capital requirements, federal regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer”

consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
On July 15, 2019, the federal banking agencies adopted a final rule simplifying certain aspects of the capital rules, the key elements of which apply solely to banking organizations that are not subject to the advanced approaches capital rule (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures). Under the rule, non-advanced approaches banking organizations such as the Bank will apply a simpler regulatory capital treatment for mortgage servicing assets (“MSAs”); certain deferred tax assets (“DTAs”) arising from temporary differences; investments in the capital of unconsolidated financial institutions other than those currently applied; and capital issued by a consolidated subsidiary of a banking organization and held by third parties (often referred to as minority interest) that is includable in regulatory capital. Specifically, the rule eliminates: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule no longer has distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead require that non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital.
Additionally, in December 2019, the federal banking agencies issued a final rule on the capital treatment of HVCRE exposures which brought the regulatory definition of HVCRE exposure in line with the statutory definition of HVCRE ADC in the Economic Growth Act. The final rule also clarifies the capital treatment for loans that finance the development of land under the revised HVCRE exposure definition and establishes the requirements for certain exclusions from HVCRE exposure capital treatment.
The following table shows the Bank’s Tier 1 leverage ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio, at December 31, 2019:

	As of December 31, 2019
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$923,471	9.81%	4.00%	4.00%
Common equity Tier 1 risk-based capital	923,471	12.09	4.50	7.00
Tier 1 risk-based capital	923,471	12.09	6.00	8.50
Total risk-based capital	979,136	12.82	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2019, the Bank was considered “well capitalized” under FDIC guidelines.
The Volcker Rule. A provision of the Dodd-Frank Act (known as the “Volcker Rule”) prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and it prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds. On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted regulations implementing the Volcker Rule. Those regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The regulations also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Historically, this meant that reporting requirements were tied to a bank’s total assets, where banks with assets at or below $10 billion had less stringent reporting requirements and banks with more than $10 billion had increasingly more stringent requirements as the size of the bank increased.

In November 2019, five federal banking agencies issued a final rule revising certain aspects of the Volcker Rule. The final rule simplifies and streamlines compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the new rule, compliance requirements will be based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities, will have heightened compliance obligations). The new rule became effective on January 1, 2020, but banking entities will not be required to comply with the new rules until January 1, 2021.
On January 30, 2020, five federal financial regulators issued a notice of proposed rule making to modify the “covered funds” portion of the Volcker rule by streamlining the rule, addressing the treatment of certain foreign funds, and permitting banking entities to offer financial services and engage in other permissible activities that do not raise concerns that the Volcker rule was intended to address.
Although the Bank does not engage in proprietary trading, if the Company exceeds $10 billion in assets in 2020, as anticipated, the Bank will likely incur costs in developing and implementing revised controls as part of an internal compliance to conform with the covered funds portions of the Volcker rule.
Current Expect Credit Loss ("CECL") Treatment. In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans and leases held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019.
The new CECL standard will become effective for the Bank for fiscal years beginning after December 15, 2019. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We also expect to incur both transition costs and ongoing costs in developing and implementing the CECL methodology, and that the methodology will result in increased capital costs upon initial adoption as well as over time.
In October 2019, four federal banking agencies issued a request for comment on a proposed interagency policy statement on the new CECL methodology. The policy statement proposes to harmonize the agencies’ policies on allowances for credit losses with the FASB’s new accounting standards. Specifically, the statement (1) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (2) describes the appropriate CECL methodology, in light of Topic 326, for determining allowances for credit losses (“ACLs”) on financial assets measured at amortized cost, net investments in leases, and certain off-balance sheet credit exposures; and (3) describes how to estimate an ACL for an impaired available-for-sale debt security in line with Topic 326. The Company has taken the proposed policy statement into account in its implementation of the CECL methodology effective January 1, 2020.
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
Federal Home Loan Bank System. The Bank is a member of the FHLB system which consists of eleven regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, the Bank is required to purchase and hold shares of capital stock in that FHLB in an amount as required by that FHLB’s capital plan and minimum capital requirements. The Bank is in compliance with these requirements. The Bank has received dividends on its FHLBNY stock, although no assurance can be given that these dividends will continue to be paid. For the year ended December 31, 2019, dividends paid by the FHLBNY to the Bank totaled $4.4 million.
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
The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range (inclusive of possible adjustments) at 2.5 to 45 basis points of total assets less tangible equity. However, as described below, there have been changes to both the FDIC’s assessment range and its risk-based assessment procedures.
The FDIC established a long range target size for the DIF of 2% of insured deposits. The FDIC’s regulations also provided for a lower assessment rate schedule when the DIF reached 1.15% of total insured deposits. The 1.15% ratio was achieved as of June 30, 2016. As a result, effective July 1, 2016, the assessment range (inclusive of possible adjustments) was lowered to 1.5 to 30 basis points for banks of less than $10 billion in consolidated assets. The Dodd-Frank Act required banks with greater than $10 billion in assets to pay to increase the DIF reserve ratio from 1.15% to 1.35%. Consequently, also effective July 1, 2016, banks of greater than $10 billion assets paid a surcharge of 4.5 basis points on assets above $10 billion. In November 2018, the FDIC indicated that the 1.35% ratio had been achieved, that surcharges on banks with more than $10 billion in assets would cease and that institutions below that size would receive credits for the portion of their assessment that contributed to the reserve ratio between 1.15% and 1.35%, effective when the ratio reaches 1.38%. Also on July 1, 2016, the FDIC eliminated the risk categories.
Most institutions are now assessed based on financial ratios derived from statistical models that estimate the probability of a bank’s failure within three years. Banks of greater than $10 billion are assessed based on a rate derived from a scorecard which assesses certain factors such as examination ratings, financial measures related to the bank’s ability to withstand stress and measures of loss severity to the DIF if the bank should fail. When the Company exceeds $10 billion in assets for four consecutive calendar quarters, it will be classified as a large institution for deposit insurance assessment purposes. Generally, such a reclassification would result in a higher FDIC insurance premium.
On December 12, 2019, the FDIC issued a proposed rule on brokered deposits. The proposed rule aims to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the proposed rule include language (1) defining the operative prongs of the definition of a “deposit broker”; (2) creating three general tests to determine the applicability of the “primary purpose” exception; (3) establishing an application process for entities that wish to make use of the primary purpose exception; and (4) allowing wholly-owned subsidiaries of IDIs to make use of the “IDI” (or the “own bank”) exception. For insured entities that accept deposits classified as “brokered” under the FDIC’s current regulatory framework, a change in that regulatory framework could result in a change in those entities’ DIF assessment rate, depending on the size of the entities’ brokered deposit activity.
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
Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods and borrowers (i.e. assessment(s)).  In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act ("CRA").  Among other things, the current CRA regulations rate an institution based upon its actual performance in meeting community needs.  In particular, the current examination and evaluation process focuses on three tests:
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
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, including, but not limited to, engaging in acquisitions and mergers.  The Bank received a “Satisfactory” CRA rating in its most recently completed federal examination, which was conducted by the FDIC as of July 2018.
On December 12, 2019, the FDIC and the OCC issued a proposed rule to modernize their respective agencies’ regulations under the CRA. The proposed rule would (1) clarify which activities qualify for CRA credit and (2) require banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail deposits, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area.

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
Consumer Financial Protection. Bank regulatory agencies are increasingly focusing attention on consumer protection laws and regulations. To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, Truth in Lending Act ("TILA"), the Truth in Savings Act, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Company and its bank subsidiaries are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, TILA, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, RESPA, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Corporation and its bank subsidiaries becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.
The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies (the Agencies), to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice (DOJ), the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. As an independent bureau within the FRB, the CFPB may impose requirements that are more severe than those of the other bank regulatory agencies. When the Company exceeds $10 billion in assets in 2020, it will be subject to the supervisory and enforcement authority of the CFPB.
The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, going forward, the Bank will operate in a stringent consumer compliance environment and is incurring additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act. The CFPB, other financial regulatory agencies, including the OCC, as well as the Department of Justice have recently pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.
Anti-Money Laundering. The Bank must comply with the anti-money laundering (“AML”) provisions of the Bank Secrecy Act (“BSA”) as amended by the USA PATRIOT Act and implementing regulations issued by the FDIC and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury.
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
In December 2019, three federal banking agencies and FinCEN issued a joint statement clarifying the compliance procedures and reporting requirements that banks must follow for customers engaged in the growth or cultivation of hemp, including a clear statement that banks need not file a Suspicious Activity Report (“SAR”) on customers engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. This statement does not apply to cannabis-related business; therefore, the statement pertains only to customers who are unlawfully growing or cultivating hemp and are not otherwise engaged in unlawful or suspicious activity.
Loans to a Bank’s Insiders. A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to loans by the Bank. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence may not exceed at any one time the higher of 2.5% of the bank’s unimpaired capital and unimpaired surplus or $25,000, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000; or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
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
Federal Reserve System
Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against its transaction accounts. For 2020, the Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $16.9 million and up to $127.5 million, and 10% against that portion of total transaction accounts in excess of up to $127.5 million. The first $16.9 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The Bank is authorized to borrow from the Federal Reserve Bank discount window.
Income on Interchange Fees
When the Company exceeds $10 billion in assets in 2020, the Company will become subject to the interchange fee cap mandated by the Dodd-Frank Act. As such, the fees the Company may receive for an electronic debit transaction will be capped at the statutory limit. Historically, the Company has been exempt from the interchange fee cap under the “small issuer” exemption, which applies to any debit card issuer with total worldwide assets (including those of its affiliates) of less than $10 billion as of the end of the previous calendar year. Pursuant to FRB regulations mandated by the Dodd-Frank Act, interchange fees on debit card transactions are limited to a maximum of $0.21 per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the FRB.
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
The following table shows the Company’s Tier 1 leverage capital ratio, common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and the total risk-based capital ratio as of December 31, 2019.

	As of December 31, 2019
	Capital	Percent of Assets(1)	Capital Requirements (1)	Capital Requirements with Capital Conservation Buffer (1)
	(Dollars in thousands)
Tier 1 leverage capital	$973,214	10.34%	4.00%	4.00%
Common Equity Tier 1 risk-based capital	973,214	12.74	4.50	7.00
Tier 1 risk-based capital	973,214	12.74	6.00	8.50
Total risk-based capital	1,028,879	13.47	8.00	10.50
(1) For purposes of calculating regulatory Tier 1 leverage capital, assets are based on adjusted total leverage assets. In calculating common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.
As of December 31, 2019, the Company was “well capitalized” under Federal Reserve Board guidelines.
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

Federal Reserve Board regulations require a bank holding company to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The regulations provide that such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, is well-managed, and that is not the subject of any unresolved supervisory issues. Notwithstanding the aforementioned regulations, Federal Reserve Board guidance indicates that bank holding companies should inform Federal Reserve staff of certain proposed repurchases of redemptions of common stock, sufficiently in advance to allow for supervisory review and possible objection.
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
On January 30, 2020, the Federal Reserve finalized a rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control. The rule, which will be effective April 1, 2020, will likely have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.

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
Delaware Corporate Law
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain asset and definitional tests. Federal legislation has eliminated these recapture rules. Retained earnings at December 31, 2019 included approximately $51.8 million for which no provisions for income tax had been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At December 31, 2019, the Bank had an unrecognized tax liability of $13.4 million with respect to this reserve.
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
Net Operating Loss Carryovers. Under the general rule, for tax periods ending December 31, 2017 and prior a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2018, the Company had approximately $1.7 million of Federal Net Operating Losses ("NOLs"). These NOLs were generated by entities the Company acquired in previous years and are subject to an annual Code Section 382 limitation. The Tax Act limits the NOL deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. It also repealed the pre-enactment carryback provision for NOLs and provides for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017.
Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation
New Jersey State Taxation. The Company and the Bank file New Jersey Corporation Business Tax returns. Generally, the income of financial institutions in New Jersey, which is calculated based on federal taxable income subject to certain adjustments, is subject to New Jersey tax. The Company and the Bank are subject to the corporation business tax at 9% of apportioned taxable income. As a result of legislation that New Jersey enacted on July 1, 2018, the Company and the Bank are subject to an additional temporary surtax effective for tax years 2018 through 2021, and are required to file combined tax returns beginning 2019.
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
New York State Taxation. In 2014, New York State enacted significant and comprehensive reforms to its corporate tax system that went into effect January 1, 2015. The legislation resulted in significant changes to the method of calculating income taxes for banks, including changes to future period tax rates, rules relating to the sourcing of income, and the elimination of the banking corporation tax so that banking corporations are taxed under New York State’s corporate franchise tax. The corporate franchise tax is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5%. The amount of revenues that are sourced to New York State under the new legislation can be expected to fluctuate over time. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for 2018 was 28.6% of a recomputed New York State franchise tax, calculated using a 6.5% tax rate on allocated and apportioned entire net income. The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate. The Company's 2017 and 2018 New York State returns are currently under audit.
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
Our financial condition and results of operations are significantly affected by changes in market interest rates, and the degree to which these changes disparately impact short-term and long-term interest rates and influence the behavior of our customer base. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest earning assets and the interest expense we pay on our interest-bearing liabilities. A flattening yield curve, or one that inverts, could negatively impact our net interest margin and earnings.
Our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. In the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no actions to mitigate the effect of such change, we are projecting that our net interest income for such period would decrease 2.5% or $7.1 million. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevented us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2019, our available for sale debt securities portfolio totaled $976.9 million. Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have a temporary adverse effect on stockholders’ equity.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on our loan monitoring program, our loan quality reviews, our credit risk rating process, loan portfolio trends, our experience and our evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, or if delinquencies or non-accrual and non-performing loans increase, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.
CECL may introduce added volatility.
In 2016, the Financial Accounting Standards Board released an updated standard for determining credit losses, which fundamentally changes how financial institutions calculate their allowance reserves. The new standard, which is effective for reporting periods beginning after December 15, 2019, requires us to adopt a CECL model that measures projected credit losses over the estimated life of the asset and subject to quantitative and qualitative loss factors we derive using a macroeconomic forecast that we deem most likely to occur. This approach is a significant departure from the prior accounting standard, which estimated potential credit losses based on conditions existing as of the reporting date. This new standard may increase not only the amount of allowance for credit losses but also the volatility of our provisions for loan losses. These factors could materially affect our financial condition and future results of operations.
Commercial real estate, commercial & industrial and construction loans expose us to increased risk and earnings volatility.
We consider our commercial real estate loans, commercial & industrial loans and construction loans to be higher risk categories in our loan portfolio. These loans are particularly sensitive to economic conditions. At December 31, 2019, our portfolio of commercial real estate loans, including multi-family loans, totaled $3.80 billion, or 52.3% of total loans, our commercial & industrial loans totaled $1.63 billion, or 22.5% of portfolio loans, and our construction loans totaled $429.8 million, or 5.9% of total loans. We plan to continue to emphasize the origination of these types of loans.
Commercial real estate loans generally involve a higher degree of credit risk because they typically have larger balances and are more affected by adverse conditions in the economy. Payments on loans secured by commercial real estate also often depend on the successful operation and management of the businesses that occupy these properties. Furthermore, these loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In the case of commercial & industrial loans, although we strive to maintain high credit standards and limit exposure to any one borrower, the collateral for these loans often consists of accounts receivable, inventory and equipment. This type of collateral typically does not yield substantial recovery in the event we need to foreclose on it and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. This adds to the potential that our charge-offs will be more volatile than we have experienced in the past, which could significantly negatively affect our earnings in any quarter. In addition, some of our construction loans pose higher risk levels than the levels expected at origination, as projects may stall or sell at prices lower than expected. In addition, many of our borrowers also have more than one commercial real estate or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss.
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
We have a significant amount of real estate loans. Depressed real estate values and real estate sales could have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and overall financial condition. Changes in the federal tax laws enacted in 2017 under the Tax Cuts and Jobs Act may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. These changes have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
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
Furthermore, key components of the financial services value chain have been replicated by digital innovation, commonly referred to as Fintech. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, some of the largest technology firms are engaging in joint ventures with the largest banks to provide and or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. The adoption of these Fintech solutions within our market area may cause greater and faster disruption to our business model if we are unable to keep pace with, or invest wisely in, these enabling technologies.
Failure to keep pace with technological changes could adversely affect our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
We anticipate that our total consolidated assets will exceed $10 billion in 2020; if that occurs, we will be subject to additional regulation and increased supervision, including by the CFPB.
Provident's total assets were $9.81 billion at December 31, 2019. Banks with assets in excess of $10 billion are subject to requirements imposed by the Dodd-Frank Act and its implementing regulations including the examination authority of the Consumer Financial Protection Bureau to assess our compliance with federal consumer financial laws, imposition of higher FDIC premiums, reduced debit card interchange fees, and enhanced risk management frameworks, all of which increase operating costs and reduce earnings.
As we approach $10 billion in assets, we continue to incur additional costs to prepare for the implementation of these imposed requirements. We may be required to invest more significant management attention and resources to evaluate and continue to make any changes necessary to comply with enhanced regulatory expectations. Further, federal financial regulators may require us to accelerate our actions and investments to prepare for compliance before we exceed $10 billion in total consolidated assets, and may suspend or delay certain regulatory actions, such as approving a merger agreement, if they deem our preparations to be inadequate. Upon reaching this threshold, we face the risk that we may fail to meet these requirements, which may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be material.
We face regulatory scrutiny based on our commercial real estate lending.
The FDIC, the OCC and the FRB (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans (“CRE Loans”), represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the CRE Loan portfolio has increased by 50% or more during the preceding 36 months. While our level of CRE Loans equaled 425.6% of total risk-based capital at December 31, 2019, our CRE Loan portfolio has not increased by 50% or more during the preceding 36 months.
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
We may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose us to additional liability and could have a material adverse effect on us.
We are required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require us, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.
While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the FDIC, along with other banking agencies, has the authority to impose fines and other penalties and sanctions on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Company has, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. The regulatory approvals may contain conditions on the completion of the merger that adversely affect our business following the closing, or which are not anticipated or cannot be met. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
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

A cyber-attack, data breach, or a technology failure of ours could adversely affect our ability to conduct our business or manage our exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations.
Financial institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees, customers or third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have experienced cyber security incidents in the past, although not material, and we anticipate that, as a larger bank, we could experience further incidents. There can be no assurance that we will not suffer material losses or other material adverse consequences relating to technology failure, cyber-attacks or other information or security breaches.
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions from customer accounts. Although the Bank has policies and procedures in place to verify the authenticity of its customers, the Bank cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity could result in financial liability and harm to our reputation.
Misconduct by our employees could also result in fraudulent, improper or unauthorized activities on behalf of customers or improper use of confidential information. The Bank may not be able to prevent employee errors or misconduct, and the precautions the Bank takes to detect these types of activity might not be effective in all cases. Employee errors or misconduct could subject the Bank to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.
As cyber threats and other fraudulent activity continues to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures, or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.
We rely on third-party providers and other suppliers for a number of services that are important to our business. A breach, failure, interruption, cessation of an important service by any third-party could have a material adverse effect on our business, as well as cause reputational harm.
We are dependent for the majority of our technology, including our core operating system, on third-party providers. The Bank collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by third-party service providers, which are integral to our business. We handle a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, or ATMs, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control.
We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems. If these third parties were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber-attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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
A general economic slowdown could affect our core banking business. Headwinds facing the U.S. economy strengthened during 2019, despite the continuation of the current U.S. economic expansion, noting in particular that manufacturing activity slowed more sharply than the rest of the economy. The consensus forecast indicates that the U.S. economy will continue to slow down towards its long-run potential rate of growth, but the risk of a recession is rising. Adverse changes in the economy could negatively affect the ability of our borrowers to repay their loans or force us to offer lower interest rates to encourage new borrowing activity.
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
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations
There continues to be discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs with countries such as China and the European Union. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.
Acts of terrorism, severe weather, natural disasters, public health issues and other external events could impact our ability to conduct business.
Our business is subject to risk from external events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. The metropolitan New York and Philadelphia areas remain central targets for potential acts of terrorism, including cyber terrorism, which could affect not only our operations but those of our customers. Additionally, there could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. The emergence of widespread health emergencies or pandemics, such as the potential spread of the coronavirus ("Covid-19") , could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
Uncertainty about the future of LIBOR may adversely affect our business.
The London Interbank Offered Rate (“LIBOR”) is a global financial benchmark and reference rate that we use to set interest rates for a significant portion of our commercial loan portfolio. At December 31, 2019, loans that tied to the LIBOR rate totaled $1.75 billion. The marketplace that sets the LIBOR rate has announced that it will no longer support LIBOR after 2021.
Provident has not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if and when it ceases to exist. If LIBOR is discontinued after 2021 as expected, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, and such discontinuation may increase operational and other risks to the Company and the industry.
In addition, the implementation of LIBOR alternatives may increase compliance costs and operational costs.
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

Item 2. Properties
Property
At December 31, 2019, the Bank conducted business through 83 full-service branch offices located in Bergen, Essex, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren counties in New Jersey, and in Bucks, Lehigh and Northampton counties in Pennsylvania. The Bank maintains satellite loan production offices in Convent Station, Flemington, Paramus, and Manasquan, New Jersey, as well as in Bethlehem, Newtown and Wayne, Pennsylvania. The aggregate net book value of premises and equipment was $55.2 million at December 31, 2019.
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
As of February 3, 2020, there were 83,209,293 shares of the Company’s common stock issued and 65,964,970 shares outstanding, and approximately 4,539 stockholders of record.
On January 31, 2020, the Board of Directors declared a quarterly cash dividend of $0.23 per common share which was paid on February 28, 2020, to common stockholders of record as of the close of business on February 14, 2020. The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly cash dividend in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.

Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s common stock for the period December 31, 2014 through December 31, 2019, (b) the cumulative total return on stocks included in the Russell 2000 Index over such period, and (c) the cumulative total return of the SNL Thrift Index over such period. The SNL Thrift Index, produced by SNL Financial LC, contains all thrift institutions traded on the NYSE and NASDAQ stock exchange. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100 on December 31, 2014.

Total Return Performance
250.00
200.00
150.00
100.00
50.00
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Provident Financial Services, Inc.
Russell 2000
SNL Thrift

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Provident Financial Services, Inc.	100.00	115.42	167.81	165.79	153.15	163.49
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
SNL Thrift	100.00	112.45	137.74	136.74	115.17	141.80

The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2019 under the stock repurchase plan approved by the Company’s Board of Directors:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 through October 31, 2019	—	$—	—	1,594,731
November 1, 2019 through November 30, 2019	—	—	—	1,594,731
December 1, 2019 through December 31, 2019	—	—	—	1,594,731
Total	—	$—	—
(1) On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which commenced upon completion of the seventh repurchase program. The repurchase program has no expiration date.

There were no purchases of the Company’s common stock during the fourth quarter of 2019 under the stock repurchase plan approved by the Company’s Board of Directors. The Company repurchased 916,326 shares of its common stock at a cost of $21.8 million in 2019. At December 31, 2019, 1.6 million shares were eligible for repurchase under the board approved stock repurchase program.

Item 6. Selected Financial Data
The summary information presented below at or for each of the periods presented is derived in part from and should be read in conjunction with the consolidated financial statements of the Company presented in Item 8.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$9,808,578	$9,725,769	$9,845,274	$9,500,465	$8,911,657
Loans, net(1)	7,277,360	7,195,026	7,265,523	6,941,603	6,476,250
Held to maturity debt securities	453,629	479,425	477,652	488,183	473,684
Available for sale debt securities	976,919	1,063,079	1,037,154	1,039,837	964,014
Deposits	7,102,609	6,830,122	6,714,166	6,553,629	5,923,987
Borrowed funds	1,125,146	1,442,282	1,742,514	1,612,745	1,707,632
Stockholders’ equity	1,413,840	1,358,980	1,298,661	1,251,781	1,196,065
(1) Loans are shown net of allowance for loan losses, deferred fees and unearned discount.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Selected Operations Data:
Interest income	$371,470	$359,829	$323,846	$302,315	$291,781
Interest expense	73,497	59,153	45,644	43,748	41,901
Net interest income	297,973	300,676	278,202	258,567	249,880
Provision for loan losses	13,100	23,700	5,600	5,400	4,350
Net interest income after provision for loan losses	284,873	276,976	272,602	253,167	245,530
Non-interest income	63,794	58,676	55,697	55,393	55,222
Non-interest expense	201,579	191,735	187,822	183,778	180,589
Income before income tax expense	147,088	143,917	140,477	124,782	120,163
Income tax expense	34,455	25,530	46,528	36,980	36,441
Net income	$112,633	$118,387	$93,949	$87,802	$83,722
Earnings per share:
Basic earnings per share	$1.74	$1.82	$1.46	$1.38	$1.33
Diluted earnings per share	$1.74	$1.82	$1.45	$1.38	$1.33

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial and Other Data(1)
Performance Ratios:
Return on average assets	1.15%	1.22%	0.99%	0.95%	0.96%
Return on average equity	8.07	8.93	7.28	7.12	7.12
Average net interest rate spread	3.10	3.20	3.07	2.98	3.07
Net interest margin(2)	3.35	3.39	3.21	3.11	3.20
Average interest-earning assets to average interest-bearing liabilities	1.31	1.29	1.27	1.25	1.24
Non-interest income to average total assets	0.65	0.60	0.58	0.60	0.64
Non-interest expenses to average total assets	2.05	1.97	1.97	1.99	2.07
Efficiency ratio(3)	55.72	53.36	56.25	58.54	59.19
Asset Quality Ratios:
Non-performing loans to total loans	0.55%	0.35%	0.48%	0.61%	0.68%
Non-performing assets to total assets	0.44	0.28	0.42	0.53	0.62
Allowance for loan losses to non-performing loans	138.14	216.28	172.34	145.95	137.92
Allowance for loan losses to total loans	0.76	0.77	0.82	0.88	0.94
Capital Ratios:
Leverage capital(4)	10.34%	10.24%	9.65%	9.25%	9.25%
Total risk based capital(4)	13.47	13.27	12.67	12.50	12.57
Average equity to average assets	14.20	13.61	13.53	13.38	13.53
Other Data:
Number of full-service offices	83	84	84	87	87
Full time equivalent employees	992	1,002	1,006	1,001	1,008

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

	At December 31,
Efficiency Ratio Calculation:	2019	2018	2017	2016	2015
	(In thousands)
Net interest income	$297,973	$300,676	$278,202	$258,567	$249,880
Non-interest income	63,794	58,676	55,697	55,393	55,222
Total income	$361,767	$359,352	$333,899	$313,960	$305,102
Non-interest expense	$201,579	$191,735	$187,822	$183,778	$180,589
Expense/income	55.72%	53.36%	56.25%	58.54%	59.19%

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
The Bank continues to maintain a diversified loan portfolio with an emphasis on commercial mortgage, multi-family, construction and commercial loans in its efforts to reduce interest rate risk. These types of loans generally have adjustable rates that initially are higher than residential mortgage loans and generally have a higher rate of risk. The Bank’s lending policy focuses on quality underwriting standards and close monitoring of the loan portfolio. At December 31, 2019, these commercial loan types accounted for 80.0% of the loan portfolio and retail loans accounted for 20.0%. The Company intends to continue to focus on commercial mortgage, multi-family, construction and commercial lending relationships.
The Company’s relationship banking strategy focuses on increasing core accounts and expanding relationships through its branch network, mobile banking, online banking and telephone banking touch points. The Company continues to evaluate opportunities to increase market share by expanding within existing and contiguous markets. Core deposits, consisting of savings and demand deposit accounts, are generally a stable, relatively inexpensive source of funds. At December 31, 2019, core deposits were 89.7% of total deposits.
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
In the fourth quarter of 2019, the Company increased the estimated fair value of the contingent consideration liability by $2.8 million. This was based upon recent favorable performance and improved projections for the remaining measurement period. The total contingent consideration liability at December 31, 2019 was $9.4 million.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two elements: collectively evaluated for impairment and individually evaluated for impairment. Management's evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured. For residential mortgage and consumer loans, this is determined primarily by delinquency status. For commercial mortgage, multi-family, construction and commercial loans, an extensive review of financial performance, payment history and collateral values is conducted on a quarterly basis.
As part of its evaluation of the adequacy of the allowance for loan losses, each quarter management prepares an analysis that segments the entire loan portfolio based on similar risk characteristics, primarily loan type (residential mortgage, commercial mortgage, construction, commercial, etc.) and risk rating level.
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
The allowance for loan losses collectively evaluated for impairment consists of both quantitative and qualitative loss components. Management estimates the quantitative component by segmenting the loan portfolio based on similar risk characteristics and applying quantitative loss factors to each loan segment and applying qualitative adjustments to each loan segment at the portfolio level. Quantitative loss factors give consideration to historical loss experience by loan segment based upon a look-back period and adjusted for a loss emergence period. Quantitative loss factors are evaluated at least annually. Management completed its annual evaluation of the quantitative loss factors for the quarter ended September 30, 2019. Qualitative adjustments give consideration to other qualitative or environmental factors such as trends and levels of delinquencies, impaired loans, charge-offs, recoveries and loan volumes, as well as national and local economic trends and conditions. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors and, as such, are evaluated from a risk level perspective relative to the risk levels present over the look-back period. Qualitative adjustments are recalibrated at least annually and evaluated at least quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for loans collectively evaluated for impairment.
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
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at December 31, 2019 and 2018.
Recent Accounting Pronouncements Not Yet Adopted
In April 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition and measurement. The most significant provisions of the ASU relate to how companies will estimate expected credit losses under Topic 326 by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. ASU No. 2019-04 is effective for reporting periods beginning January 1, 2020. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU was permitted for fiscal years beginning after December 15, 2018. The adoption of ASU 2016-13 involves changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model (“CECL”), which encompasses allowances for losses expected to be incurred over the life of the portfolio. As previously disclosed, the Company formed, in the first quarter of 2017, a cross-functional working group, under the direction of the Chief Credit Officer, Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology, among others. Management developed a detailed implementation plan which included an assessment of processes, portfolio segmentation, model development, model validation, system requirements, the identification of data and resource needs and the development of a governance and control structure, among other things. Management selected a system platform and has engaged with third-party vendors to assist with model development, data governance and financial and operational controls to support the adoption of this ASU. In addition, the Company identified and segmented the loan portfolio into several distinct portfolios for CECL modeling. The data sets for these portfolios have been identified, populated and validated. In the fourth quarter of 2019, Management ran the existing incurred loss model in parallel with the CECL model, along with model sensitivity analysis, determination of qualitative adjustments and the execution of the governance, data control, analytic and approval processes. Based on the fourth quarter parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, the January 1, 2020 adoption of ASU 2016-13 will result in an increase of approximately 15-20% to the allowance for credit losses and will be recorded as a cumulative-effect adjustment to retained earnings. With regard to regulatory capital, the Company will elect the option to phase in the adjustment over a period of three years.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balance Sheet. The following table sets forth certain information for the years ended December 31, 2019, 2018 and 2017. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities is expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily averages.

	For the Years Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Deposits	$36,592	$854	2.32%	$13,867	$269	1.91%	$19,670	$199	1.00%
Federal funds sold and short-term investments	61,032	1,870	3.07	50,351	1,465	2.92	51,790	1,071	2.07
Held to maturity debt securities	467,711	12,424	2.66	472,690	12,606	2.67	487,616	13,027	2.67
Available for sale debt securities	1,072,106	27,455	2.56	1,046,701	26,074	2.49	1,044,116	22,384	2.14
Equity Securities, At Fair Value	724	—	—	683	—	—	587	—	—
Federal Home Loan Bank NY Stock	66,285	4,387	6.62	72,364	4,907	6.78	73,995	4,061	5.49
Net loans(2)	7,190,113	324,480	4.51	7,208,420	314,508	4.36	6,971,512	283,104	4.06
Total interest-earning assets	8,894,563	371,470	4.18	8,865,076	359,829	4.06	8,649,286	323,846	3.74
Non-interest earning assets	926,269			871,373			885,499
Total assets	$9,820,832			$9,736,449			$9,534,785
Interest-bearing liabilities:
Savings deposits	$1,015,547	$1,681	1.17%	$1,070,868	$1,923	0.18%	$1,101,103	$2,092	0.19%
Demand deposits	3,625,989	29,542	0.81	3,575,306	20,450	0.57	3,477,413	12,205	0.35
Time deposits	801,374	14,271	1.78	671,671	8,320	1.24	649,195	5,144	0.79
Borrowed funds	1,336,631	28,003	2.10	1,535,906	28,460	1.85	1,581,964	26,203	1.66
Total interest-bearing liabilities	6,779,541	73,497	1.08	6,853,751	59,153	0.86	6,809,675	45,644	0.67
Non-interest bearing liabilities:
Non-interest bearing deposits	1,502,672			1,463,662			1,366,354
Other Non-interest bearing liabilities	143,760			93,825			68,783
Total Non-Interest Bearing Liabilities	1,646,432			1,557,487			1,435,137
Total liabilities	8,425,973			8,411,238			8,244,812
Stockholders’ equity	1,394,859			1,325,211			1,289,973
Total liabilities and equity	$9,820,832			$9,736,449			$9,534,785
Net interest income		$297,973			$300,676			$278,202
Net interest rate spread			3.10%			3.20%			3.07%
Net interest earning assets	$2,115,022			$2,011,325			$1,839,611
Net interest margin(3)			3.35%			3.39%			3.21%
Ratio of interest-earning assets to total interest-bearing liabilities	1.31x			1.29x			1.27 x
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

	Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase/(Decrease) Due to		Total Increase/ (Decrease)	Increase/(Decrease) Due to		Total Increase/ (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Deposits, Federal funds sold and short-term investments	$930	$59	$989	$(779)	$1,243	$464
Investment securities	(133)	(50)	(183)	(398)	(23)	(421)
Securities available for sale	641	739	1,380	58	3,632	3,690
Federal Home Loan Bank Stock	(404)	(114)	(518)	(91)	937	846
Loans	(800)	10,773	9,973	9,844	21,560	31,404
Total interest-earning assets	234	11,407	11,641	8,634	27,349	35,983
Interest-bearing liabilities:
Savings deposits	(614)	371	(243)	(9)	(160)	(169)
Demand deposits	174	8,919	9,093	330	7,915	8,245
Time deposits	126	5,825	5,951	20	3,156	3,176
Borrowed funds	(3,933)	3,476	(457)	(781)	3,038	2,257
Total interest-bearing liabilities	(4,247)	18,591	14,344	(440)	13,949	13,509
Net interest income	$4,481	$(7,184)	$(2,703)	$9,074	$13,400	$22,474
Comparison of Financial Condition at December 31, 2019 and December 31, 2018
Total assets at December 31, 2019 were $9.81 billion, an $82.8 million increase from December 31, 2018. The increase in total assets was primarily due to an $82.3 million increase in total loans, a $62.6 million increase in other assets, a $44.1 million increase in total cash and cash equivalents and an $18.8 million increase in intangible assets, partially offset by a $123.3 million decrease in total investments.
The increase in other assets was largely due to the Company's January 1, 2019 adoption of a new lease accounting standard. The Company recorded a right of use asset ("ROU") of $44.9 million, which was based on the present value of the expected remaining lease payments at January 1, 2019. At December 31, 2019, the ROU was $41.8 million.
Total loans increased $82.3 million to $7.33 billion at December 31, 2019, from $7.25 billion at December 31, 2018. For the year ended December 31, 2019, loan originations, including advances on lines of credit, totaled $2.83 billion, compared with $3.16 billion at December 31, 2018. The loan portfolio had net increases of $279.1 million in commercial mortgage loans and $40.8 million in construction loans, partially offset by net decreases of $114.1 million in multi-family mortgage loans, $60.4 million in commercial loans and $21.8 million in residential mortgage loans.
Commercial loans, consisting of commercial real estate, multi-family, construction and commercial loans, totaled $5.87 billion, accounting for 80.0% of the loan portfolio at December 31, 2019, compared to $5.72 billion, or 78.9% of the loan portfolio at December 31, 2018. The Company intends to continue to focus on the origination of commercially-oriented loans. Retail loans, which consist of one- to four-family residential mortgage and consumer loans, such as fixed-rate home equity loans and lines of credit, totaled $1.47 billion and accounted for 20.0% of the loan portfolio at December 31, 2019, compared to $1.53 billion, or 21.1%, of the loan portfolio at December 31, 2018.

The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNC”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $213.2 million and $105.3 million, respectively, at December 31, 2019. At December 31, 2019, one SNC relationship was classified as substandard. The gross commitments and oustanding balances for this substandard SNC relationship totaled $13.7 million and $11.6 million, respectively.
The Company had outstanding junior lien mortgages totaling $143.4 million at December 31, 2019. Of this total, 11 loans totaling $661,000 were 90 days or more delinquent, and were allocated total loss reserves of $115,000.
The allowance for loan losses was $55.5 million at December 31, 2019, compared to $55.6 million at December 31, 2018. During 2019, the Company recorded a $13.1 million provision for loan losses and incurred net charge-offs of $13.1 million. Total non-performing loans at December 31, 2019 were $40.2 million, or 0.55% of total loans, compared with $25.7 million, or 0.35% of total loans at December 31, 2018. At December 31, 2019, impaired loans totaled $70.6 million with related specific reserves of $5.1 million, compared with impaired loans totaling $50.7 million with related specific reserves of $1.2 million at December 31, 2018. Within total impaired loans, there were $16.0 million of loans for which the present value of expected future cash flows or current collateral valuations exceeded the carrying amounts of the loans and for which no specific reserves were required in accordance with GAAP. At December 31, 2019, the Company’s allowance for loan losses was 0.76% of total loans, compared with 0.77% of total loans at December 31, 2018.
Non-performing commercial mortgage loans increased $2.1 million to $5.3 million at December 31, 2019, from $3.2 million at December 31, 2018. At December 31, 2019, the Company held six non-performing commercial mortgage loans. The largest non-performing commercial mortgage loan was a $3.8 million loan secured by a first mortgage on a property located in Hackettstown, New Jersey.  The loan is presently in default.  There is no contractual commitment to advance additional funds to this borrower.
Non-performing commercial loans increased $9.8 million to $25.2 million at December 31, 2019, from $15.4 million at December 31, 2018. Non-performing commercial loans at December 31, 2019 consisted of 33 loans. The largest non-performing commercial loan relationship was a SNC relationship, which consisted of three loans to a restaurant group with total outstanding balances of $11.6 million at December 31, 2019. All of these loans are unsecured/non-real estate secured. These loans are currently paying in accordance with their restructured terms.
There were no non-performing constructions loans at either December 31, 2019 or the prior year-end.
At December 31, 2019, the Company held $2.7 million of foreclosed assets, compared with $1.6 million at December 31, 2018. Foreclosed assets are carried at the lower of the outstanding loan balance at the time of foreclosure or fair value, less estimated costs to sell. During the year ended December 31, 2019, there were 11 additions to foreclosed assets with an aggregate carrying value of $2.3 million and 6 properties sold with an aggregate carrying value of $1.0 million. Foreclosed assets at December 31, 2019 consisted of $2.7 million of residential real estate.
Non-performing assets totaled $42.9 million, or 0.44% of total assets at December 31, 2019, compared to $27.3 million, or 0.28% of total assets at December 31, 2018. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.7 million during the year ended December 31, 2019. The amount of cash basis interest income that was recognized on impaired loans during the year ended December 31, 2019 was not material.
Total deposits increased $272.5 million during the year ended December 31, 2019 to $7.10 billion. Total core deposits, consisting of savings and demand deposit accounts, increased $289.0 million to $6.37 billion at December 31, 2019, while total time deposits decreased $16.5 million to $734.0 million at December 31, 2019. The increase in core deposits for the year ended December 31, 2019 was largely attributable to a $241.9 million increase in money market deposits, a $72.5 million increase in non-interest bearing demand deposits and a $42.8 million increase in interest bearing demand deposits, partially offset by a $68.2 million decrease in savings deposits. At December 31, 2019, core deposits represented 89.7% of total deposits compared to 89.0% at December 31, 2018.
Borrowed funds decreased $317.1 million, during the year ended December 31, 2019, to $1.13 billion. The decrease in borrowings for the year was primarily the result of wholesale funding being partially replaced by the net inflows of deposits. Borrowed funds represented 11.5% of total assets at December 31, 2019, a decrease from 14.8% at December 31, 2018.
Total stockholders’ equity increased $54.9 million to $1.41 billion at December 31, 2019, from $1.36 billion at December 31, 2018. This increase resulted from net income earned during the year of $112.6 million and a $16.2 million increase in other comprehensive income, partially offset by cash dividends paid to stockholders of $72.8 million. Common stock repurchases for the year ended December 31, 2019 totaled 916,326 shares at an average cost of $23.81, of which 73,311 shares, at an average cost of $27.08, were made in connection with withholding to cover income taxes on the vesting of stock-

based compensation. At December 31, 2019, approximately 1.6 million shares remained eligible for repurchase under the current authorization.
Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018
General. Net income for the year ended December 31, 2019 was $112.6 million, compared to $118.4 million for the year ended December 31, 2018. Basic and diluted earnings per share were both $1.74 for the year ended December 31, 2019, compared to basic and diluted earnings per share of $1.82 for 2018.
For the year ended December 31, 2019, the Company’s earnings were adversely impacted by a $2.0 million, or $0.03 per basic and diluted share, net of tax expense, increase in the estimated fair value of the contingent consideration related to the April 1, 2019 acquisition of T&L. The earn-out of this contingent consideration is based upon T&L achieving certain revenue growth and retention targets over a three-year period from the date of acquisition. Based upon recent performance and improved projections for the remaining measurement period, an increase to the fair value of the contingent liability was warranted. At December 31, 2019, the contingent liability was $9.4 million, with maximum potential future payments totaling $11.0 million. For the year ended December 31, 2018, a non-recurring $1.9 million tax benefit was recorded stemming from the Company's completion of a cost segregation study that assigned shorter taxable lives to certain fixed assets. This benefit contributed $0.03 per basic and diluted share for the year ended December 31, 2018. In addition, the Company realized a $1.6 million, or $0.02 per share, net of tax gain on the sale of Visa Class B common shares in the fourth quarter of 2018.
Net Interest Income. Net interest income decreased $2.7 million to $298.0 million for 2019, from $300.7 million for 2018. The interest rate spread decreased 10 basis points to 3.10% for 2019, from 3.20% for 2018. The net interest margin decreased four basis points to 3.35% for 2019, compared to 3.39% for 2018. For the year ended December 31, 2019, the decrease in net interest income was primarily due to compression in the net interest margin as the increase in the cost of the Company’s average interest-bearing deposits and borrowings outpaced the improvement in the yield on average total loans. Net interest income for the year ended December 31, 2019 was aided by the recognition of $2.2 million in interest income, in the second quarter of 2019, upon the prepayment of loans which had previously been non-accruing.
Interest income increased $11.6 million to $371.5 million for 2019, compared to $359.8 million for 2018. The increase in interest income was attributable to an increase in average earning asset balances and an increase in the yield on average interest-earning assets. Average interest-earning assets increased $29.4 million to $8.89 billion for 2019, compared to $8.87 billion for 2018. The increase in average earning assets was largely attributable to a $47.8 million increase in the average balance of the total investment portfolio. This was partially offset by an $18.3 million decrease in average outstanding loan balances to $7.19 billion for 2019 from $7.21 billion for 2018. The yield on interest-earning assets increased 12 basis points to 4.18% for 2019, from 4.06% for 2018, mainly due to increases in the weighted average yields on total loans and the available for sale debt securities portfolio, partially offset by a decrease in FHLBNY stock yield. The weighted average yield on total loans increased 15 basis points to 4.51% for 2019 and the weighted average yield on available for sale debt securities increased seven basis points to 2.56% for 2019, from 2.49% for 2018. The weighted average yield on FHLBNY stock decreased to 6.62% for 2019, compared to 6.78% for 2018.
Interest expense increased $14.3 million to $73.5 million for 2019, from $59.2 million for 2018. The increase in interest expense was primarily attributable to an increase in the cost of interest-bearing liabilities and an increase in average interest-bearing deposits, partially offset by a decline in average borrowings. The average rate paid on interest-bearing liabilities increased 22 basis points to 1.08% for 2019, compared to 2018. The average rate paid on interest-bearing deposits increased 26 basis points to 0.84% for 2019, from 0.58% for 2018. The average rate paid on borrowings increased 25 basis points to 2.10% for 2019, from 1.85% for 2018. Average interest-bearing deposits increased $125.1 million to $5.44 billion for 2019, from $5.32 billion for 2018. The average balance of interest-bearing liabilities decreased $74.2 million to $6.78 billion for 2019, compared to $6.85 billion for 2018. Within average interest-bearing deposits, average time deposits increased $129.7 million for 2019, compared with 2018, while average interest-bearing core deposits decreased $4.6 million to $4.64 billion for 2019, compared with 2018. Average non-interest bearing demand deposits increased $39.0 million to $1.50 billion for 2019, from $1.46 billion for 2018. Average outstanding borrowings decreased $199.3 million to $1.34 billion for 2019, compared to 2018.
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
The provision for loan losses was $13.1 million in 2019, compared to $23.7 million in 2018. The decrease in the provision for loan losses was primarily attributable to a $14.9 million loss related to a commercial borrower that filed a Chapter 7 petition in bankruptcy on March 27, 2018 for a liquidation of assets. Net charge-offs for 2019 were $13.1 million, compared to $28.3 million for 2018. Total charge-offs for the year ended December 31, 2019 were $15.0 million, compared to $30.0 million for the year ended December 31, 2018. Recoveries for the year ended December 31, 2019, were $1.9 million, compared to $1.7 million for the year ended December 31, 2018. The allowance for loan losses at December 31, 2019 was $55.5 million, or 0.76% of total loans, compared to $55.6 million, or 0.77% of total loans, at December 31, 2018. At December 31, 2019, non-performing loans as a percentage of total loans were 0.55%, compared to 0.35% at December 31, 2018. Non-performing assets as a percentage of total assets were 0.44% at December 31, 2019, compared to 0.28% at December 31, 2018. At December 31, 2019, non-performing loans were $40.2 million, compared to $25.7 million at December 31, 2018, and non-performing assets were $42.9 million at December 31, 2019, compared to $27.3 million at December 31, 2018.
Non-Interest Income. For the year ended December 31, 2019, non-interest income totaled $63.8 million, an increase of $5.1 million, compared to the same period in 2018. Wealth management income increased $4.5 million to $22.5 million for the year ended December 31, 2019, compared to $18.0 million for the same period in 2018, primarily due to fees earned from assets under management acquired in the T&L transaction, partially offset by a decrease in managed mutual fund fees. Other income increased $1.7 million to $6.6 million for the year ended December 31, 2019, primarily due to a $2.6 million increase in net fees on loan-level interest rate swap transactions, partially offset by decreases of $659,000 and $353,000 in net gains on the sale of foreclosed real estate and net gains on the sale of loans, respectively. Income from BOLI increased $783,000 to $6.3 million for the year ended December 31, 2019, compared to the same period in 2018, due to an increase in benefit claims and greater equity valuations, while fee income increased $237,000 to $28.3 million, compared to the same period in 2018, largely due to a $1.0 million increase in prepayment fees on commercial loans, partially offset by a $264,000 decrease in debit card revenue, a $144,000 decrease in income from non-deposit investment products and a $125,000 decrease in deposit related fee income. Partially offsetting increases in other income, net gains on securities transactions decreased $2.1 million for the year ended December 31, 2019, due to the sale of Visa Class B common shares in 2018.
Non-Interest Expense. Non-interest expense for the year ended December 31, 2019 was $201.6 million, an increase of $9.8 million from 2018. Compensation and benefits expense increased $5.4 million to $116.8 million for the year ended December 31, 2019, compared to $111.5 million for the year ended December 31, 2018. This increase was due to additional compensation expense arising from the T&L acquisition, increased salary expense related to annual merit increases and additions of risk management and compliance professionals, along with increases in the accrual for incentive compensation and stock-based compensation. Other operating expenses increased $2.8 million for the year ended December 31, 2019, compared to $31.1 million for the year ended December 31, 2018. This increase was primarily due to a $2.8 million increase in the estimated fair value of the contingent consideration related to the T&L purchase transaction. Data processing costs increased $2.2 million to $16.8 million for the year ended December 31, 2019, compared with 2018, primarily due to increases in software subscription service expense and implementation costs. Additionally, net occupancy costs increased $839,000, to $25.9 million for the year ended December 31, 2019, compared to 2018, primarily due to an increase in rent expense, a portion of which was related to the T&L acquisition, while the amortization of intangibles increased $613,000 for the year ended December 31, 2019, compared with 2018, largely due to an increase in the customer relationship intangible amortization attributable to the acquisition of T&L. Partially offsetting these increases in non-interest expense, FDIC insurance expense decreased $2.2 million to $1.3 million for year ended December 31, 2019, compared to $3.5 million for the same period in 2018, largely due to the receipt of the small bank assessment credit for the second and third quarters of 2019 and the discontinuance of the FICO assessment.
Income Tax Expense. For the year ended December 31, 2019, the Company’s income tax expense was $34.5 million, compared with $25.5 million, for the same period in 2018. The Company’s effective tax rate was 23.4% for the year ended December 31, 2019, compared with 17.7% for the year ended December 31, 2018. The increase in tax expense and the higher effective tax rates for the year ended December 31, 2019 were primarily attributable to the effects of a technical bulletin issued by the New Jersey Division of Taxation in the second quarter of 2019 that specified treatment of real estate investment trusts in connection with combined reporting for New Jersey corporate business tax purposes. For the year ended December 31, 2018, tax expense and the effective tax rate were favorably impacted by a non-recurring $1.9 million tax benefit related to the Company's completion of a cost segregation study that assigned shorter taxable lives to select fixed assets.

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
Non-Interest Income. For the year ended December 31, 2018, non-interest income totaled $58.7 million, an increase of $3.0 million, compared to the same period in 2017. Net gains on securities transactions increased $2.2 million for the year ended December 31, 2018, due to the sale of Visa Class B common shares. Fee income increased $866,000 to $28.1 million, compared to the same period in 2017, largely due to a $287,000 increase in income from non-deposit investment products, a $248,000 increase in loan related fee income and a $238,000 increase in debit card revenue, partially offset by a $126,000 decrease in prepayment fees on commercial loans. Other income increased $775,000 to $4.9 million for the year ended December 31, 2018, primarily due to a $764,000 increase in net fees on loan-level interest rate swap transactions. Also, wealth management income increased $353,000 to $18.0 million for the year ended December 31, 2018, compared to $17.6 million for the same period in 2017, due to increased revenue from investment advisory fees, including revenue from two mutual funds that were established in October 2017. Partially offsetting these increases, income from BOLI decreased $1.2 million to $5.5 million for the year ended December 31, 2018, compared to the same period in 2017, due to a decrease in benefit claims and lower equity valuations.
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
Cash flows from loan payments and maturing investment securities are fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence loan prepayments, prepayments on mortgage-backed securities and deposit flows. For each of the years ended December 31, 2019 and 2018, loan repayments totaled $2.71 billion and $3.17 billion, respectively.
Commercial real estate loans, multi-family loans, commercial loans, one- to four-family residential loans and consumer loans are the primary investments of the Company. Purchasing securities for the investment portfolio is a secondary use of funds and the investment portfolio is structured to complement and facilitate the Company’s lending activities and ensure adequate liquidity. Loan originations and purchases totaled $2.83 billion for the year ended December 31, 2019, compared to $3.16 billion for the year ended December 31, 2018. Purchases for the investment portfolio totaled $137.3 million for the year ended December 31, 2019, compared to $281.0 million for the year ended December 31, 2018. At December 31, 2019, the Bank had outstanding loan commitments to borrowers of $1.47 billion, including undisbursed home equity lines and personal credit lines of $212.4 million.
Total deposits increased $272.5 million for the year ended December 31, 2019. Deposit activity is affected by changes in interest rates, competitive pricing and product offerings in the marketplace, local economic conditions, customer confidence and other factors such as stock market volatility. Certificate of deposit accounts that are scheduled to mature within one year totaled $606.9 million at December 31, 2019. Based on its current pricing strategy and customer retention experience, the Bank expects to retain a significant share of these accounts. The Bank manages liquidity on a daily basis and expects to have sufficient cash to meet all of its funding requirements.
As of December 31, 2019, the Bank exceeded all minimum regulatory capital requirements. At December 31, 2019, the Bank’s leverage (Tier 1) capital ratio was 9.81%. FDIC regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to adjusted total assets of 4.00%. At December 31, 2019, the Bank’s total risk-based capital ratio was 12.82%. Under current regulations, the minimum required ratio of total capital to risk-weighted assets is 10.50%. A bank is considered to be well-capitalized if it has a leverage (Tier 1) capital ratio of at least 5.00% and a total risk-based capital ratio of at least 10.00%.
Off-Balance Sheet and Contractual Obligations
Off-balance sheet and contractual obligations as of December 31, 2019, are summarized below:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Off-Balance Sheet:
Long-term commitments	$1,440,163	$563,077	$522,821	$112,772	$241,493
Letters of credit	32,774	31,353	1,421	—	—
Total off-balance sheet	1,472,937	594,430	524,242	112,772	241,493
Contractual Obligations:
Certificate of deposits	734,027	606,870	81,987	44,243	927
Total contractual obligations	734,027	606,870	81,987	44,243	927
Total	$2,206,964	$1,201,300	$606,229	$157,015	$242,420
Off-balance sheet commitments consist of unused commitments to borrowers for term loans, unused lines of credit and outstanding letters of credit. Total off-balance sheet obligations were $1.47 billion at December 31, 2019, a decrease of $20.0 million, or 1.3%, from $1.49 billion at December 31, 2018, largely due to a decrease in commercial lines of credit.
Contractual obligations consist of certificate of deposit liabilities. Total certificate of deposits at December 31, 2019 were $734.0 million, a decrease of $55.3 million, compared to $789.3 million at December 31, 2018. There were no security purchases in 2019 which settled in January 2020, while for 2018, there was one security purchase for $500,000 which settled in 2019.

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
The Company’s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Certificate of deposit accounts as a percentage of total deposits were 10.3% at December 31, 2019, compared to 11.0% at December 31, 2018. Certificate of deposit accounts are generally short-term. As of December 31, 2019, 82.7% of all certificates of deposit had maturities of one year or less compared to 77.9% at December 31, 2018. The Company’s ability to retain maturing time deposit accounts is the result of its strategy to remain competitively priced within its marketplace. The Company’s pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing short-term lines of credit with the FHLBNY during periods of pricing dislocation.
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
The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2019.

Change in Interest Rates in Basis Points (Rate Ramp)	Net Interest Income
	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-100	287,862	(782)	(0.3)
Static	288,644	—	—
100	286,864	(1,780)	(0.6)
200	284,464	(4,180)	(1.4)
300	281,513	(7,131)	(2.5)

The above table indicates that as of December 31, 2019, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, the Company would experience a 2.5%, or $7.1 million decrease in net interest income. In the event of a 100 basis point decrease in interest rates, whereby rates ramp down evenly over a twelve-month period, the Company would experience a 0.3%, or $782,000 decrease in net interest income.
Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the economic value of equity model results as of December 31, 2019.

Change in Interest Rates	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
	(Dollars in thousands)
-100	1,407,091	(29,195)	(2.0)	14.0	(4.0)
Flat	1,436,286	—	—	14.6	—
100	1,408,762	(27,524)	(1.9)	14.7	0.2
200	1,362,734	(73,552)	(5.1)	14.5	(0.8)
300	1,317,021	(119,265)	(8.3)	14.3	(1.9)

The preceding table indicates that as of December 31, 2019, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience an 8.3%, or $119.3 million reduction in the present value of equity. If rates were to decrease 100 basis points, the Company would experience a 2.0%, or $29.2 million decrease in the present value of equity.
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
(1) Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
(2) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
(3) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
(4) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
(5) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
(6) Notes to Consolidated Financial Statements
D.Provident Financial Services, Inc., Condensed Financial Statements:
(1) Condensed Statement of Financial Condition as of December 31, 2019 and 2018
(2) Condensed Statement of Income for the years ended December 31, 2019, 2018 and 2017
(3) Condensed Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017
The supplementary data required by this Item is provided in Note 18 of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Provident Financial Services, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was $50.5 million as of December 31, 2019. The ALL estimate consists of both quantitative and qualitative loss components. The quantitative component of the ALL is estimated by segmenting the loan portfolio based on similar risk characteristics, primarily loan type and risk rating level, and applying quantitative loss factors to each loan segment. Quantitative loss factors give consideration to historical loss experience by loan segment based upon a look-back period and adjusted for a loss emergence period. Qualitative adjustments to such loss factors are made to give consideration to other qualitative or environmental factors not captured by the quantitative loss factors.
We identified the assessment of the ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. The assessment of the ALL encompassed the evaluation of the (1) methodology and data to derive the quantitative loss factors developed from the historical loss experience, (2) key assumptions, including the segmenting of the loan portfolio by similar risk characteristics, the look-

back period and the loss emergence periods, (3) risk ratings assigned to commercial mortgage, multi-family mortgage, construction and commercial loans, and (4) qualitative adjustments framework.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALL process, including controls related to the (1) development of the ALL methodology, (2) determination of the key assumptions used to estimate the quantitative loss factors, (3) periodic testing of the risk ratings for commercial mortgage, multi-family mortgage, construction and commercial loans, (4) determination of the qualitative adjustments, and (5) analysis of the ALL results, trends and ratios. We evaluated the segmenting of loans with similar risk characteristics by assessing the relevant characteristics of the loan portfolio, including loan type and risk rating level. We tested the relevance of sources of internal and external data and key assumptions, including the look-back period, by evaluating the (1) loss data in the look-back period was representative of the credit characteristics of the current loan segment, and (2) sufficiency of loss data within the look-back period. We assessed the appropriateness of the loss emergence period by considering the Company’s credit risk policies and testing the relevance and reliability of the sources of data and assumptions of the Company’s observable loss data. We evaluated the metrics, including the relevance and reliability of the sources of data and assumptions used to estimate the qualitative adjustments. We involved credit risk professionals with specialized industry knowledge and experience, who assisted in evaluating the:

•Company’s ALL methodology for compliance with U.S. generally accepted accounting principles,
•look-back period assumptions to evaluate the length of that period,
•methodology used to develop the loss emergence periods,
•risk ratings for a selection of commercial mortgage, multi-family mortgage, construction and commercial loans
•qualitative adjustments framework to determine if it identified the relevant incremental risks not captured by the quantitative component, and
•effect of qualitative adjustments on the ALL compared with relevant credit risk factors and credit trends.
/s/    KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1997.
Short Hills, New Jersey
March 2, 2020

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Stockholders and Board of Directors
Provident Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Provident Financial Services, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial Condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2019 and 2018
(Dollars in Thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$131,555	$86,195
Short-term investments	55,193	56,466
Total cash and cash equivalents	186,748	142,661
Available for sale debt securities, at fair value	976,919	1,063,079
Held to maturity debt securities (fair value of $467,966 and $479,740 at December 31, 2019 and December 31, 2018, respectively).	453,629	479,425
Equity securities, at fair value	825	635
Federal Home Loan Bank Stock	57,298	68,813
Loans	7,332,885	7,250,588
Less allowance for loan losses	55,525	55,562
Net loans	7,277,360	7,195,026
Foreclosed assets, net	2,715	1,565
Banking premises and equipment, net	55,210	58,124
Accrued interest receivable	29,031	31,475
Intangible assets	437,019	418,178
Bank-owned life insurance	195,533	193,085
Other assets	136,291	73,703
Total assets	$9,808,578	$9,725,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,384,868	$5,027,708
Savings deposits	983,714	1,051,922
Certificates of deposit of $100,000 or more	438,551	414,848
Other time deposits	295,476	335,644
Total deposits	7,102,609	6,830,122
Mortgage escrow deposits	26,804	25,568
Borrowed funds	1,125,146	1,442,282
Other liabilities	140,179	68,817
Total liabilities	8,394,738	8,366,789
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,787,900 shares outstanding at December 31, 2019, and 83,209,293 shares issued and 66,325,458 shares outstanding at December 31, 2018, respectively.	832	832
Additional paid-in capital	1,007,303	1,021,533
Retained earnings	695,273	651,099
Accumulated other comprehensive income (loss)	3,821	(12,336)
Treasury stock	(268,504)	(272,470)
Unallocated common stock held by the Employee Stock Ownership Plan	(24,885)	(29,678)
Common stock acquired by the Directors’ Deferred Fee Plan	(3,833)	(4,504)
Deferred compensation—Directors’ Deferred Fee Plan	3,833	4,504
Total stockholders’ equity	1,413,840	1,358,980
Total liabilities and stockholders’ equity	$9,808,578	$9,725,769

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017
(Dollars in Thousands, except share data)

	Years ended December 31,
	2019	2018	2017
Interest income:
Real estate secured loans	$223,361	$215,231	$189,896
Commercial loans	82,540	79,371	72,907
Consumer loans	18,579	19,906	20,301
Available for sale debt securities and Federal Home Loan Bank Stock	31,842	30,981	26,445
Held to maturity debt securities	12,424	12,606	13,027
Deposits, federal funds sold and other short-term investments	2,724	1,734	1,270
Total interest income	371,470	359,829	323,846
Interest expense:
Deposits	45,494	30,693	19,441
Borrowed funds	28,003	28,460	26,203
Total interest expense	73,497	59,153	45,644
Net interest income	297,973	300,676	278,202
Provision for loan losses	13,100	23,700	5,600
Net interest income after provision for loan losses	284,873	276,976	272,602
Non-interest income:
Fees	28,321	28,084	27,218
Wealth management income	22,503	17,957	17,604
Bank-owned life insurance	6,297	5,514	6,693
Net gain on securities transactions	72	2,221	57
Other income	6,601	4,900	4,125
Total non-interest income	63,794	58,676	55,697
Non-interest expense:
Compensation and employee benefits	116,849	111,496	109,353
Net occupancy expense	25,895	25,056	25,290
Data processing expense	16,836	14,664	13,922
FDIC Insurance	1,316	3,482	3,887
Advertising and promotion expense	4,115	3,836	3,904
Amortization of intangibles	2,740	2,127	2,670
Other operating expenses	33,828	31,074	28,796
Total non-interest expenses	201,579	191,735	187,822
Income before income tax expense	147,088	143,917	140,477
Income tax expense	34,455	25,530	46,528
Net income	$112,633	$118,387	$93,949
Basic earnings per share	$1.74	$1.82	$1.46
Average basic shares outstanding	64,604,224	64,942,886	64,384,851
Diluted earnings per share	$1.74	$1.82	$1.45
Average diluted shares outstanding	64,734,591	65,103,097	64,579,222
See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017
(Dollars in Thousands)

	Years ended December 31,
	2019	2018	2017
Net income	$112,633	$118,387	$93,949
Other comprehensive loss, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains (losses) arising during the period	18,351	(6,129)	(2,163)
Reclassification adjustment for gains (losses) included in net income	—	—	—
Total	18,351	(6,129)	(2,163)
Unrealized (losses) gains on derivatives	(579)	221	379
Amortization related to post-retirement obligations	(1,615)	1,221	(889)
Total other comprehensive income (loss)	16,157	(4,687)	(2,673)
Total comprehensive income	$128,790	$113,700	$91,276

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2016	$832	$1,005,777	$550,768	$(3,397)	$(264,221)	$(37,978)	$(5,846)	$5,846	$1,251,781
Net income			93,949						93,949
Other comprehensive loss, net of tax	—	—	—	(2,673)	—	—	—	—	(2,673)
Cash dividends paid ($0.93 per share)	—	—	(59,980)	—	—	—	—	—	(59,980)
Reclassification due to adopting Accounting Standards Update ("ASU") No. 2018-02	—	—	1,395	(1,395)	—	—	—	—	—
Distributions from DDFP		232					671	(671)	232
Purchases of treasury stock	—	—	—	—	(443)	—	—	—	(443)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(778)	—	—	—	(778)
Shares issued dividend reinvestment plan	—	712	—	—	1,402	—	—	—	2,114
Option exercises	—	(1,179)	—	—	4,133	—	—	—	2,954
Allocation of ESOP shares	—	2,200	—	—	—	4,139	—	—	6,339
Allocation of Stock Award Plan ("SAP") shares	—	4,963	—	—	—	—	—	—	4,963
Allocation of stock options	—	203	—	—	—	—	—	—	203
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017 (Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2017	$832	$1,012,908	$586,132	$(7,465)	$(259,907)	$(33,839)	$(5,175)	$5,175	$1,298,661
Net income			118,387						118,387
Other comprehensive loss, net of tax	—	—	—	(4,687)	—	—	—	—	(4,687)
Reclassification due to the adoption of ASU No. 2016-01	—	—	184	(184)	—	—	—	—	—
Cash dividends paid ($0.82 per share)	—	—	(53,604)	—	—	—	—	—	(53,604)
Distributions from DDFP		156					671	(671)	156
Purchases of treasury stock	—	—	—	—	(13,172)	—	—	—	(13,172)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,896)	—	—	—	(1,896)
Shares issued dividend reinvestment plan	—	577	—	—	1,132	—	—	—	1,709
Option exercises	—	(366)	—	—	1,373	—	—	—	1,007
Allocation of ESOP shares	—	2,022	—	—	—	4,161	—	—	6,183
Allocation of SAP shares	—	6,046	—	—	—	—	—	—	6,046
Allocation of stock options	—	190	—	—	—	—	—	—	190
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017 Continued)
(Dollars in Thousands)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income			112,633						112,633
Other comprehensive income, net of tax	—	—	—	16,157	—	—	—	—	16,157
Cash dividends paid ($1.12 per share)	—	—	(72,809)	—	—	—	—	—	(72,809)
Effect of adopting ASU No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from DDFP		164					671	(671)	164
Purchases of treasury stock	—	—	—	—	(19,867)	—	—	—	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,985)	—	—	—	(1,985)
Shares issued dividend reinvestment plan	—	671	—	—	1,559	—	—	—	2,230
Reclass of stock award shares	—	(24,024)	—	—	24,024	—	—	—	—
Option exercises	—	(96)	—	—	235	—	—	—	139
Allocation of ESOP shares	—	2,203	—	—	—	4,793	—	—	6,996
Allocation of SAP shares	—	6,671	—	—	—	—	—	—	6,671
Allocation of stock options	—	181	—	—	—	—	—	—	181
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840

See accompanying notes to consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(Dollars in Thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$112,633	$118,387	$93,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	10,395	10,101	11,623
Provision for loan losses	13,100	23,700	5,600
Deferred tax expense (benefit)	1,674	(18,541)	40,634
Amortization of operating lease right-of-use assets	8,433	—	—
Income on Bank-owned life insurance	(6,297)	(5,514)	(6,693)
Net amortization of premiums and discounts on securities	7,789	8,540	9,948
Accretion of net deferred loan fees	(5,643)	(5,773)	(4,655)
Amortization of premiums on purchased loans, net	845	894	1,021
Net increase in loans originated for sale	(16,212)	(36,043)	(24,938)
Proceeds from sales of loans originated for sale	17,202	37,386	26,387
Proceeds from sales and paydowns of foreclosed assets	1,354	7,963	5,423
ESOP expense	4,533	4,516	4,600
Allocation of stock award shares	6,671	6,046	4,963
Allocation of stock options	181	190	203
Net gain on sale of loans	(990)	(1,343)	(1,449)
Net gain on securities transactions	(72)	(2,221)	(57)
Net gain on sale of premises and equipment	—	(25)	(20)
Net gain on sale of foreclosed assets	(190)	(798)	(819)
Decrease (increase) in accrued interest receivable	2,444	(1,829)	(2,564)
(Increase) decrease in other assets	(46,237)	5,266	(52,078)
Increase in other liabilities	25,312	4,817	6,142
Net cash provided by operating activities	136,925	155,719	117,220
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	42,696	39,534	55,720
Purchases of held to maturity debt securities	(20,303)	(43,887)	(47,894)
Proceeds from sales of available for sale debt securities	—	2,212	—
Proceeds from maturities, calls and paydowns of available for sale debt securities	223,806	196,690	220,138
Purchases of available for sale debt securities	(117,022)	(237,076)	(228,363)
Proceeds from redemption of Federal Home Loan Bank stock	172,293	145,191	130,125
Purchases of Federal Home Loan Bank stock	(160,778)	(132,820)	(135,583)
BOLI claim benefits received	1,891	1,954	4,428
Net cash paid in acquisition	(15,022)	—	—
Purchases of loans	—	(1,344)	—
Net (increase) decrease in loans	(79,812)	79,388	(322,443)
Proceeds from sales of premises and equipment	—	25	20,766
Purchases of premises and equipment	(4,882)	(3,162)	(3,231)
Net cash provided by (used in) investing activities	42,867	46,705	(306,337)
Cash flows from financing activities:
Net increase in deposits	272,487	115,956	160,537
Increase (decrease) in mortgage escrow deposits	1,236	(365)	1,481
Purchase of treasury stock	(19,867)	(13,172)	(443)
Purchase of employee restricted shares to fund statutory tax withholding	(1,985)	(1,896)	(778)
Cash dividends paid to stockholders	(72,809)	(53,604)	(59,980)
Shares issued to dividend reinvestment plan	2,230	1,709	2,114
Stock options exercised	139	1,007	2,954
Proceeds from long-term borrowings	1,243,000	695,000	347,000
Payments on long-term borrowings	(1,549,551)	(804,375)	(539,745)
Net (decrease) increase in short-term borrowings	(10,585)	(190,857)	322,514
Net cash (used in) provided by financing activities	(135,705)	(250,597)	235,654
Net increase (decrease) in cash and cash equivalents	44,087	(48,173)	46,537
Cash and cash equivalents at beginning of period	142,661	190,834	144,297
Cash and cash equivalents at end of period	$186,748	$142,661	$190,834
Cash paid during the period for:
Interest on deposits and borrowings	$73,664	$58,959	$46,391
Income taxes	$34,494	$15,259	$40,566
Non cash investing activities:
Initial recognition of operating lease right-of-use assets	$44,946	$—	$—
Initial recognition of operating lease liabilities	$46,050	—	—
Transfer of loans receivable to foreclosed assets	$2,314	1,965	3,845
Acquisitions:
Non-cash assets acquired:
Goodwill and other intangible assets, net	$21,562	$—	$—
Other assets	71	—	—
Total non-cash assets acquired	$21,633	$—	$—
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
Premiums on securities are amortized to income using a method that approximates the interest method over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted to income over the remaining period to the contractual maturity, adjusted for anticipated prepayments.. Dividend and interest income are recognized when earned. Realized gains and losses are recognized when securities are sold or called based on the specific identification method.
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
The Bank defers loan origination fees and certain direct loan origination costs and accretes or amortizes such amounts as an adjustment to the yield over the expected lives of the related loans using the interest method. Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.
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
Banking Premises and Equipment
Land is carried at cost. Banking premises, furniture, fixtures and equipment are carried at cost, less accumulated depreciation, computed using the straight-line method based on their estimated useful lives. Leasehold improvements, carried at cost, net of accumulated depreciation, are amortized over the terms of the leases or the estimated useful lives of the assets, whichever are shorter, using the straight-line method. Maintenance and repairs are charged to expense as incurred.
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
Intangible Assets
Intangible assets of the Bank consist of goodwill, core deposit premiums, customer relationship premium and mortgage servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with GAAP, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. Goodwill is analyzed for impairment each year at September 30th. As permitted by GAAP, the Company prepares a qualitative assessment in determining whether goodwill may be impaired. The factors considered in the assessment include macroeconomic conditions, industry and market conditions and overall financial performance of the Company, among others. The Company completed its annual goodwill impairment test as of September 30, 2019. Based upon its qualitative assessment of goodwill, the Company concluded that goodwill was not impaired and no further quantitative analysis was warranted.
Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 8.8 years. Customer relationship premiums represent the intangible value of customer relationships assumed in the purchase acquisitions of Beacon Trust Company ("Beacon"), The MDE Group, Inc. ("MDE") and Tirschwell & Loewy, Inc. ("T&L"), and are amortized on an accelerated basis over 12.0 years, 10.4 years and 10.0 years, respectively. Mortgage servicing rights are recorded when purchased or when originated mortgage loans are sold, with servicing rights retained. Mortgage servicing rights are amortized on an accelerated method based upon the estimated lives of the related loans, adjusted for prepayments. Mortgage servicing rights are carried at the lower of amortized cost or fair value.
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
In connection with the First Sentinel acquisition in July 2004, the Company assumed the First Savings Bank Directors’ Deferred Fee Plan (the “DDFP”). The DDFP was frozen prior to the acquisition. The Company recorded a deferred compensation equity instrument and corresponding contra-equity account for the value of the shares held by the DDFP at the July 14, 2004 acquisition date. These accounts will be liquidated as shares are distributed from the DDFP in accordance with the plan document. At December 31, 2019, there were 219,281 shares held by the DDFP.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. In the first quarter of 2018, the Company formed a working group to guide the implementation efforts, including the identification and review of all lease agreements within the scope of the guidance. The working group has identified the inventory of leases and actively accumulated the requisite lease data necessary to apply the guidance. Also, the working group purchased and implemented a software platform to properly record and track all leases, monitor right-of-use assets and lease liabilities and support all accounting and disclosure requirements of the guidance. The Company adopted both ASU No. 2016-02 and ASU No. 2018-11 effective January 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (January 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use and an additional lease liability on its consolidated statement of financial condition of $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments at January 1, 2019. It also resulted in additional footnote disclosures (see Note 22 - "Leases").

(2) Stockholders’ Equity and Acquisitions
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
Upon completion of the plan of conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of the Bank to “eligible account holders” and “supplemental eligible account holders” as defined in the Plan, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At December 31, 2019, the liquidation account, which is an off-balance sheet memorandum account, amounted to $9.6 million.
Acquisitions
On April 1, 2019, Beacon completed its acquisition of certain assets of T&L, a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank which, in turn, is wholly owned by the Company. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
The acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three year period after the closing date of the acquisition if certain financial and business retention targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. Total cost of the acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired in the transaction were nominal. No liabilities were assumed in the acquisition. The goodwill recorded in the transaction is deductible for tax purposes.
Based upon recent favorable performance and improved projections for the remaining measurement period, an increase to the fair value of the contingent liability was warranted. At December 31, 2019, the contingent liability was $9.4 million, with maximum potential future payments totaling $11.0 million.
The calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to closing date estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.
(3) Restrictions on Cash and Due from Banks
Included in cash on hand and due from banks at December 31, 2019 and 2018 was $36.0 million and $35.0 million, respectively, representing reserves required by banking regulations.

(4) Held to Maturity Debt Securities
Held to maturity debt securities at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$6,599	11	(9)	6,601
Mortgage-backed securities	118	4	—	122
State and municipal obligations	437,074	14,394	(115)	451,353
Corporate obligations	9,838	58	(6)	9,890
	$453,629	14,467	(130)	467,966

	2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Agency obligations	$4,989	1	(94)	4,896
Mortgage-backed securities	187	3	—	190
State and municipal obligations	463,801	4,329	(3,767)	464,363
Corporate obligations	10,448	1	(158)	10,291
	$479,425	4,334	(4,019)	479,740

The Company generally purchases securities for long-term investment purposes, and differences between carrying and fair values may fluctuate during the investment period. Held to maturity debt securities having a carrying value of $428.0 million and $453.1 million at December 31, 2019 and 2018, respectively, were pledged to secure municipal deposits.
The amortized cost and fair value of held to maturity debt securities at December 31, 2019 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2019
	Amortized cost	Fair value
Due in one year or less	$9,589	9,605
Due after one year through five years	105,715	107,873
Due after five years through ten years	249,399	257,856
Due after ten years	88,808	92,510
	$453,511	467,844
Mortgage-backed securities totaling $118,000 at amortized cost and $122,000 at fair value are excluded from the table above as their expected lives are anticipated to be shorter than the contractual maturity date due to principal prepayments.
During 2019, the Company recognized gains of $72,000 and no losses related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $33.9 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2019.
For 2018, the Company recognized gains of $10,000 and losses of $1,000 related to calls on securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $32.0 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2018.
For the 2017 period, the Company recognized gains of $60,000 and $3,000 losses related to calls on certain securities in the held to maturity debt securities portfolio, with total proceeds from the calls totaling $32.9 million. There were no sales of securities from the held to maturity debt securities portfolio for the year ended December 31, 2017.

The following tables represent the Company’s disclosure on held to maturity debt securities with temporary impairment (in thousands):

	December 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,601	(9)	—	—	3,601	(9)
State and municipal obligations	7,675	(42)	2,093	(73)	9,768	(115)
Corporate obligations	3,254	(6)	—	—	3,254	(6)
	$14,530	(57)	2,093	(73)	16,623	(130)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$—	—	4,525	(94)	4,525	(94)
State and municipal obligations	96,412	(918)	81,663	(2,849)	178,075	(3,767)
Corporate obligations	—	—	9,004	(158)	9,004	(158)
	$96,412	(918)	95,192	(3,101)	191,604	(4,019)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2019. Based on its detailed review of the held to maturity debt securities portfolio, the Company believes that as of December 31, 2019, securities with unrealized loss positions shown above do not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2019 totaled 35, compared with 334 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at December 31, 2019 was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired investment securities were investment grade at December 31, 2019.

(5) Available for Sale Debt Securities
Available for sale debt securities at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$936,196	12,367	(1,133)	947,430
State and municipal obligations	3,907	172	—	4,079
Corporate obligations	25,032	393	(15)	25,410
	$965,135	12,932	(1,148)	976,919

	2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$1,048,415	2,704	(16,150)	1,034,969
State and municipal obligations	2,828	84	—	2,912
Corporate obligations	25,039	268	(109)	25,198
	$1,076,282	3,056	(16,259)	1,063,079
Available for sale debt securities having a carrying value of $536.4 million and $524.2 million at December 31, 2019 and 2018, respectively, are pledged to secure securities sold under repurchase agreements and municipal deposits.
The amortized cost and fair value of available for sale debt securities at December 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	2019
	Amortized cost	Fair value
Due after one year through five years	$3,003	3,074
Due after five years through ten years	25,936	26,415
	$28,939	29,489
Mortgage-backed securities totaling $936.2 million at amortized cost and $947.4 million at fair value are excluded from the table above as their expected lives are anticipated to be shorter than the contractual maturity date due to principal prepayments.
For 2019, there were no sales or calls of securities from the available for sale debt securities. During 2018, the Company sold 15,046 VISA Class B common shares at a gross gain of approximately $2.2 million. For 2017, there were no sales or calls of securities from the available for sale debt securities portfolio.
For the years ended December 31, 2019, 2018 and 2017, the Company did not incur an other-than-temporary impairment charge on available for sale debt securities.
The following tables represent the Company’s disclosure on available for sale debt securities with temporary impairment (in thousands):

	December 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$136,270	(629)	46,819	(504)	183,089	(1,133)
Corporate obligations	2,013	(15)	—	—	2,013	(15)
	$138,283	(644)	46,819	(504)	185,102	(1,148)

	December 31, 2018 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$218,175	(2,173)	545,880	(13,977)	764,055	(16,150)
Corporate obligations	7,897	(109)	—	—	7,897	(109)
	$226,072	(2,282)	545,880	(13,977)	771,952	(16,259)
The Company estimates the loss projections for each non-agency mortgage-backed security by stressing the individual loans collateralizing the security and applying a range of expected default rates, loss severities, and prepayment speeds in conjunction with the underlying credit enhancement for each security. Based on specific assumptions about collateral and vintage, a range of possible cash flows was identified to determine whether other-than-temporary impairment existed during the year ended December 31, 2019. Based on its detailed review of the available for sale debt securities portfolio, the Company believes that as of December 31, 2019, securities with unrealized loss positions shown above did not represent impairments that are other-than-temporary. The Company does not have the intent to sell securities in a temporary loss position at December 31, 2019, nor is it more likely than not that the Company will be required to sell the securities before the anticipated recovery.
The number of securities in an unrealized loss position as of December 31, 2019 totaled 50, compared with 175 at December 31, 2018. The decrease in the number of securities in an unrealized loss position at December 31, 2019 was due to lower current market interest rates compared to rates at December 31, 2018. All temporarily impaired securities were investment grade at December 31, 2019. There was one private-label mortgage-backed security in an unrealized loss position at December 31, 2019, with an amortized cost of $17,000 and unrealized loss of $1,000. This private-label mortgage-backed security was investment grade at December 31, 2019.

(6) Loans Receivable and Allowance for Loan Losses
Loans receivable at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019	2018
Mortgage loans:
Residential	$1,077,689	1,099,464
Commercial	2,578,393	2,299,313
Multi-family	1,225,551	1,339,677
Construction	429,812	388,999
Total mortgage loans	5,311,445	5,127,453
Commercial loans	1,634,759	1,695,021
Consumer loans	391,360	431,428
Total gross loans	7,337,564	7,253,902
Purchased credit-impaired ("PCI") loans	746	899
Premiums on purchased loans	2,474	3,243
Unearned discounts	(26)	(33)
Net deferred fees	(7,873)	(7,423)
Total loans	$7,332,885	7,250,588
Premiums and discounts on purchased loans are amortized over the lives of the loans as an adjustment to yield. Required reductions due to loan prepayments are charged against interest income. For the years ended December 31, 2019, 2018 and 2017, $845,000, $894,000 and $1.0 million decreased interest income, respectively, as a result of prepayments and normal amortization.

The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCI loans (in thousands):

	At December 31, 2019
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$5,905	2,579	8,543	—	17,027	1,060,662	1,077,689
Commercial	—	—	5,270	—	5,270	2,573,123	2,578,393
Multi-family	—	—	—	—	—	1,225,551	1,225,551
Construction	—	—	—	—	—	429,812	429,812
Total mortgage loans	5,905	2,579	13,813	—	22,297	5,289,148	5,311,445
Commercial loans	2,383	95	25,160	—	27,638	1,607,121	1,634,759
Consumer loans	1,276	337	1,221	—	2,834	388,526	391,360
Total gross loans	$9,564	3,011	40,194	—	52,769	7,284,795	7,337,564

	At December 31, 2018
	30-59 Days	60-89 Days	Non-accrual	90 days or more past due and accruing	Total Past Due	Current	Total Loans Receivable
Mortgage loans:
Residential	$4,188	5,557	5,853	—	15,598	1,083,866	1,099,464
Commercial	—	—	3,180	—	3,180	2,296,133	2,299,313
Multi-family	—	—	—	—	—	1,339,677	1,339,677
Construction	—	—	—	—	—	388,999	388,999
Total mortgage loans	4,188	5,557	9,033	—	18,778	5,108,675	5,127,453
Commercial loans	425	13565	15,391	—	29,381	1,665,640	1,695,021
Consumer loans	1,238	610	1,266	—	3,114	428,314	431,428
Total gross loans	$5,851	19,732	25,690	—	51,273	7,202,629	7,253,902

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $40.2 million and $25.7 million at December 31, 2019 and 2018, respectively. There were no loans ninety days or greater past due and still accruing interest at December 31, 2019 and 2018.
If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $1.7 million, $1.4 million and $1.9 million, for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of cash basis interest income that was recognized on impaired loans during the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $2.0 million and $1.8 million respectively.
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
At December 31, 2019, there were 158 impaired loans totaling $70.6 million, of which 147 loans totaling $48.3 million were TDRs. Included in this total were 133 TDRs related to 128 borrowers totaling $42.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2019. At December 31, 2018, there were 152 impaired loans totaling $50.7 million, of which 148 loans totaling $46.8 million were TDRs. Included in this total were 129 TDRs related to 124 borrowers totaling $35.6 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2018.
Loans receivable summarized by portfolio segment and impairment method, excluding PCI loans are as follows (in thousands):

	At December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$39,910	28,357	2,374	70,641
Collectively evaluated for impairment	5,271,535	1,606,402	388,986	7,266,923
Total gross loans	$5,311,445	1,634,759	391,360	7,337,564

	At December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$24,680	23,747	2,257	50,684
Collectively evaluated for impairment	5,102,773	1,671,274	429,171	7,203,218
Total gross loans	$5,127,453	1,695,021	431,428	7,253,902
The allowance for loan losses is summarized by portfolio segment and impairment classification, excluding PCI loans as follows (in thousands):

	At December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$1,580	3,462	25	5,067
Collectively evaluated for impairment	23,931	24,801	1,726	50,458
Total allowance for loan losses	$25,511	28,263	1,751	55,525

	At December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$1,026	92	47	1,165
Collectively evaluated for impairment	26,652	25,601	2,144	54,397
Total allowance for loan losses	$27,678	25,693	2,191	55,562
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
The following tables present the number of loans modified as TDRs during the years ended December 31, 2019 and 2018 and their balances immediately prior to the modification date and post-modification as of December 31, 2019 and 2018.

	Year Ended December 31, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	3	$1,617	1,584
Commercial	1	14,010	14,010
Total mortgage loans	4	15,627	15,594
Commercial loans	6	1,996	1,888
Consumer loans	4	421	402
Total restructured loans	14	$18,044	17,884

	Year Ended December 31, 2018
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
Mortgage loans:
Residential	6	$981	945
Total mortgage loans	6	981	945
Commercial loans	8	9,192	7,888
Consumer loans	1	336	332
Total restructured loans	15	$10,509	9,165

All TDRs are impaired loans, which are individually evaluated for impairment, as previously discussed. Estimated collateral values of collateral dependent impaired loans modified during the years ended December 31, 2019 and 2018 exceeded the carrying amounts of such loans. During the year ended December 31, 2019, there were $11.6 million of charge-offs recorded on collateral dependent impaired loans. There were $8.3 million of charge-offs recorded on collateral dependent impaired loans for the year ended December 31, 2018. The allowance for loan losses associated with the TDRs presented in the preceding tables totaled $177,130 and $119,000 at December 31, 2019 and 2018, respectively, and were included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 3.83% and 5.41%, compared to a yield of 3.82% and 5.46% prior to modification for the years ended December 31, 2019 and 2018, respectively.
The following table presents loans modified as TDRs within the previous 12 months from December 31, 2019 and 2018, and for which there was a payment default (90 days or more past due) at the quarter ended December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
		($ in thousands)		($ in thousands)
Mortgage loans:
Residential	1	$578	—	$—
Total mortgage loans	1	578	—	—
Commercial Loans	—	—	3	1,344
Total restructured loans	1	$578	3	$1,344
There was one loan to one borrower which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending December 31, 2019. There were three payment defaults (90 days or more past due) for loans modified as TDRs within the 12 month period ending December 31, 2018.
TDRs that subsequently default are considered collateral dependent impaired loans and are evaluated for impairment based on the estimated fair value of the underlying collateral less expected selling costs.
PCI loans are loans acquired at a discount primarily due to deteriorated credit quality. These loans are accounted for at fair value, based upon the present value of expected future cash flows, with no related allowance for loan losses. At December 31, 2019, PCI loans totaled $746,000, compared to $899,000 at December 31, 2018. The $153,000 decrease from December 31, 2018 was largely due to the full repayment and greater than projected cash flows on certain PCI loans.
The activity in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$55,562	60,195	61,883
Provision charged to operations	13,100	23,700	5,600
Recoveries of loans previously charged off	1,895	1,685	1,653
Loans charged off	(15,032)	(30,018)	(8,941)
Balance at end of period	$55,525	55,562	60,195

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	For the Year Ended December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision charged to operations	(2,323)	15,928	(505)	13,100
Recoveries of loans previously charged off	422	665	808	1,895
Loans charged off	(266)	(14,023)	(743)	(15,032)
Balance at end of period	$25,511	28,263	1,751	55,525

	For the Year Ended December 31, 2018
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Balance at beginning of period	$28,052	29,814	2,329	60,195
Provision charged to operations	(586)	24,437	(151)	23,700
Recoveries of loans previously charged off	489	428	768	1,685
Loans charged off	(277)	(28,986)	(755)	(30,018)
Balance at end of period	$27,678	25,693	2,191	55,562

Impaired loans receivable by class, excluding PCI loans are summarized as follows (in thousands):

	At December 31, 2019					At December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$13,478	10,739	—	10,910	533	$15,013	12,005	—	12,141	594
Commercial	—	—	—	—	—	1,550	1,546	—	1,546	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	13,478	10,739	—	10,910	533	16,563	13,551	—	13,687	594
Commercial loans	3,927	3,696	—	4,015	17	21,746	16,254	—	17,083	328
Consumer loans	2,086	1,517	—	1,491	86	1,871	1,313	—	1,386	90
Total loans	$19,491	15,952	—	16,416	636	$40,180	31,118	—	32,156	1,012
Loans with an allowance recorded
Mortgage loans:
Residential	$10,860	10,326	829	10,454	428	$10,573	10,090	954	10,186	425
Commercial	18,845	18,845	751	18,862	569	1,039	1,039	72	1,052	53
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	29,705	29,171	1,580	29,316	997	11,612	11,129	1,026	11,238	478
Commercial loans	27,762	24,661	3,462	27,527	444	7,493	7,493	92	9,512	435
Consumer loans	868	857	25	878	46	954	944	47	962	40
Total loans	$58,335	54,689	5,067	57,721	1487	$20,059	19,566	1,165	21,712	953
Total
Mortgage loans:
Residential	$24,338	21,065	829	21,364	961	$25,586	22,095	954	22,327	1,019
Commercial	18,845	18,845	751	18,862	569	2,589	2,585	72	2,598	53
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	43,183	39,910	1,580	40,226	1,530	28,175	24,680	1,026	24,925	1,072
Commercial loans	31,689	28,357	3,462	31,542	461	29,239	23,747	92	26,595	763
Consumer loans	2,954	2,374	25	2,369	132	2,825	2,257	47	2,348	130
Total loans	$77,826	70,641	5,067	74,137	2,123	$60,239	50,684	1,165	53,868	1,965

At December 31, 2019, impaired loans consisted of 158 residential, commercial and commercial mortgage loans totaling $70.6 million, of which 25 loans totaling $27.9 million were included in nonaccrual loans. At December 31, 2018, impaired loans consisted of 152 residential, commercial and commercial mortgage loans totaling $50.7 million, of which 23 loans totaling $15.1 million were included in nonaccrual loans. Specific allocations of the allowance for loan losses attributable to impaired loans totaled $5.1 million and $1.2 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, impaired loans for which there was no related allowance for loan losses totaled $16.0 million and $31.1 million, respectively. The average balances of impaired loans during the years ended December 31, 2019 and 2018 were $74.1 million and $53.9 million, respectively.
In the normal course of conducting its business, the Bank extends credit to meet the financing needs of its customers through commitments. Commitments and contingent liabilities, such as commitments to extend credit (including loan commitments of $1.26 billion, at both December 31, 2019 and 2018, respectively, and undisbursed home equity and personal credit lines of $212.4 million and $233.9 million, at December 31, 2019 and 2018, respectively, are not reflected in the accompanying consolidated financial statements. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
Loans receivable by credit quality risk rating indicator, excluding PCI loans are as follows (in thousands):

	At December 31, 2019
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$2,402	46,758	—	—	49,160	79,248	286	128,694
Substandard	10,204	13,458	—	6,181	29,843	57,015	1,668	88,526
Doubtful	—	—	—	—	—	836	—	836
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,606	60,216	—	6,181	79,003	137,099	1,954	218,056
Acceptable/watch	1,065,083	2,518,177	1,225,551	423,631	5,232,442	1,497,660	389,406	7,119,508
Total outstanding loans	$1,077,689	2,578,393	1,225,551	429,812	5,311,445	1,634,759	391,360	7,337,564

	At December 31, 2018
	Residential	Commercial mortgages	Multi- family	Construction	Total mortgages	Commercial loans	Consumer loans	Total loans
Special mention	$5,071	14,496	228	—	19,795	67,396	610	87,801
Substandard	7,878	13,292	—	6,181	27,351	45,180	1,711	74,242
Doubtful	—	—	—	—	—	923	—	923
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,949	27,788	228	6,181	47,146	113,499	2,321	162,966
Acceptable/watch	1,086,515	2,271,525	1,339,449	382,818	5,080,307	1,581,522	429,107	7,090,936
Total outstanding loans	$1,099,464	2,299,313	1,339,677	388,999	5,127,453	1,695,021	431,428	7,253,902

(7) Banking Premises and Equipment
A summary of banking premises and equipment at December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Land	$12,440	12,440
Banking premises	59,708	58,351
Furniture, fixtures and equipment	45,660	44,602
Leasehold improvements	35,749	35,106
Construction in progress	3,270	1,563
	156,827	152,062
Less accumulated depreciation and amortization	101,617	93,938
Total banking premises and equipment	$55,210	58,124
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 amounted to $7.7 million, $8.0 million and $9.0 million, respectively.

(8) Intangible Assets
Intangible assets at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019	2018
Goodwill	$420,562	411,600
Core deposit premiums	1,753	2,539
Customer relationship and other intangibles	14,142	3,410
Mortgage servicing rights	562	629
Total intangible assets	$437,019	418,178
Amortization expense of intangible assets for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Core deposit premiums	$786	931	1,076
Customer relationship and other intangibles	1,869	1,073	1,474
Mortgage servicing rights	85	123	120
Total amortization expense of intangible assets	$2,740	2,127	2,670
Scheduled amortization of core deposit premiums and customer relationship and other intangibles for each of the next five years is as follows (in thousands):

Year ended December 31,	Scheduled Amortization
2020	$2,675
2021	2,380
2022	2,085
2023	1,793
2024	1,517

(9) Deposits
Deposits at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019	Weighted average interest rate	2018	Weighted average interest rate
Savings deposits	$983,714	0.14%	$1,051,922	0.16%
Money market accounts	1,738,202	0.79	1,496,310	0.63
NOW accounts	2,092,413	0.79	2,049,645	0.73
Non-interest bearing deposits	1,554,253	—	1,481,753	—
Certificates of deposit	734,027	1.72	750,492	1.58
Total deposits	$7,102,609		$6,830,122
 Scheduled maturities of certificates of deposit accounts at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Within one year	$606,870	584,478
One to three years	81,987	119,655
Three to five years	44,243	45,518
Five years and thereafter	927	841
	$734,027	750,492
Interest expense on deposits for the years ended December 31, 2019, 2018 and 2017 is summarized as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Savings deposits	$1,681	1,923	2,092
NOW and money market accounts	29,542	20,450	12,205
Certificates of deposits	14,271	8,320	5,144
	$45,494	30,693	19,441

(10) Borrowed Funds
Borrowed funds at December 31, 2019 and 2018 are summarized as follows (in thousands):

	2019	2018
Securities sold under repurchase agreements	$60,737	121,322
FHLB line of credit	298,000	283,000
FHLB advances	766,409	1,037,960
Total borrowed funds	$1,125,146	1,442,282
At December 31, 2019, FHLB advances were at fixed rates and mature between January 2020 and May 2022, and at December 31, 2018, FHLB advances were at fixed rates and mature between January 2019 and April 2022. These advances are secured by loans receivable under a blanket collateral agreement.

Scheduled maturities of FHLB advances at December 31, 2019 are as follows (in thousands):

2019
Due in one year or less	$489,169
Due after one year through two years	146,240
Due after two years through three years	131,000
Due after three years through four years	—
Thereafter	—
Total FHLB advances	$766,409
Scheduled maturities of securities sold under repurchase agreements at December 31, 2019 are as follows (in thousands):

2019
Due in one year or less	$60,737
Thereafter	—
Total securities sold under repurchase agreements	$60,737
The following tables set forth certain information as to borrowed funds for the years ended December 31, 2019 and 2018 (in thousands):

	Maximum balance	Average balance	Weighted average interest rate
2019
Securities sold under repurchase agreements	$96,914	71,234	0.49%
FHLB line of credit	451,000	325,481	2.40
FHLB advances	1,190,006	939,916	2.11
2018
Securities sold under repurchase agreements	$153,715	139,729	1.04%
FHLB line of credit	487,000	259,189	2.09
FHLB advances	1,256,525	1,136,988	1.90
Securities sold under repurchase agreements include arrangements with deposit customers of the Bank to sweep funds into short-term borrowings. The Bank uses available for sale debt securities to pledge as collateral for the repurchase agreements.
Interest expense on borrowings for the years ended December 31, 2019, 2018 and 2017 amounted to $28.0 million, $28.5 million and $26.2 million, respectively.

(11) Benefit Plans
Pension and Post-retirement Benefits
The Bank has a noncontributory defined benefit pension plan covering its full-time employees who had attained age 21 with at least one year of service as of April 1, 2003. The pension plan was frozen on April 1, 2003. All participants in the pension plan are 100% vested. The pension plan’s assets are invested in investment funds and group annuity contracts currently managed by the Principal Financial Group and Allmerica Financial. Based on the measurement date of December 31, 2019, no contributions will be made to the pension plan in 2020.
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

The following table sets forth information regarding the pension plan and post-retirement healthcare and life insurance plans (in thousands):

	Pension			Post-retirement
	2019	2018	2017	2019	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$28,878	31,970	29,533	20,028	22,757	20,805
Service cost	—	—	—	80	115	105
Interest cost	1,198	1,094	1,227	837	786	871
Actuarial loss	63	—	—	—	18	—
Benefits paid	(1,493)	(1,401)	(1,590)	(600)	(590)	(560)
Change in actuarial assumptions	4,412	(2,785)	2,800	2,978	(3,058)	1,536
Benefit obligation at end of year	$33,058	28,878	31,970	23,323	20,028	22,757
Change in plan assets:
Fair value of plan assets at beginning of year	$43,449	46,870	43,153	—	—	—
Actual return on plan assets	7,976	(2,020)	5,307	—	—	—
Employer contributions	—	—	—	600	590	560
Benefits paid	(1,493)	(1,401)	(1,590)	(600)	(590)	(560)
Fair value of plan assets at end of year	49,932	43,449	46,870	—	—	—
Funded status at end of year	$16,874	14,571	14,900	(23,323)	(20,028)	(22,757)
For the years ended December 31, 2019 and 2018, the Company, in the measurement of its pension plan and post-retirement obligations updated its mortality assumptions to the RP 2014 mortality table with the fully generational projection scale MP 2019 and MP 2018 issued by The Society of Actuaries ("SOA") in October 2019 and 2018, respectively. The prepaid pension benefits of $16.9 million and the unfunded post-retirement healthcare and life insurance benefits of $23.3 million at December 31, 2019 are included in other assets and other liabilities, respectively, in the Consolidated Statements of Financial Condition.
The components of accumulated other comprehensive loss (gain) related to the pension plan and other post-retirement benefits, on a pre-tax basis, at December 31, 2019 and 2018 are summarized in the following table (in thousands):

	Pension		Post-retirement
	2019	2018	2019	2018
Unrecognized prior service cost	$—	—	—	—
Unrecognized net actuarial loss (gain)	10,346	12,300	(3,621)	(7,425)
Total accumulated other comprehensive loss (gain)	$10,346	12,300	(3,621)	(7,425)

Net periodic benefit (increase) cost for the years ending December 31, 2019, 2018 and 2017, included the following components (in thousands):

	Pension			Post-retirement
	2019	2018	2017	2019	2018	2017
Service cost	$—	—	—	80	115	105
Interest cost	1,198	1,094	1,227	837	786	871
Return on plan assets	(2,562)	(2,769)	(2,550)	—	—	—
Amortization of:
Net loss (gain)	1,015	795	920	(825)	(396)	(677)
Unrecognized prior service cost	—	—	—	—	—	—
Net periodic benefit (increase) cost	$(349)	(880)	(403)	92	505	299

The weighted average actuarial assumptions used in the plan determinations at December 31, 2019, 2018 and 2017 were as follows:

	Pension			Post-retirement
	2019	2018	2017	2019	2018	2017
Discount rate	3.10%	4.25%	3.50%	3.10%	4.25%	3.50%
Rate of compensation increase	—	—	—	—	—	—
Expected return on plan assets	6.00	6.00	6.00	—	—	—
Medical and life insurance benefits cost rate of increase	—	—	—	6.00	6.00	6.00
The Company provides its actuary with certain rate assumptions used in measuring the benefit obligation. The most significant of these is the discount rate used to calculate the period-end present value of the benefit obligations, and the expense to be included in the following year’s financial statements. A lower discount rate will result in a higher benefit obligation and expense, while a higher discount rate will result in a lower benefit obligation and expense. The discount rate assumption was determined based on a cash flow-yield curve model specific to the Company’s pension and post-retirement plans. The Company compares this rate to certain market indices, such as long-term treasury bonds, or the Citigroup pension liability indices, for reasonableness. A discount rate of 3.10% was selected for the December 31, 2019 measurement date.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have had the following effects on post-retirement benefits at December 31, 2019 (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$140	110
Effect on post-retirement benefits obligation	$3,900	3,100
Estimated future benefit payments, which reflect expected future service, as appropriate for the next five years, are as follows (in thousands):

	Pension	Post-retirement
2020	$1,615	749
2021	1,670	804
2022	1,695	817
2023	1,743	864
2024	1,805	877

The weighted-average asset allocation of pension plan assets at December 31, 2019 and 2018 were as follows:

Asset Category	2019	2018
Domestic equities	37%	34%
Foreign equities	11%	11%
Fixed income	50%	53%
Real estate	2%	2%
Cash	—%	—%
Total	100%	100%
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
The following tables present the assets that are measured at fair value on a recurring basis by level within the U.S. GAAP fair value hierarchy as reported on the statements of net assets available for Plan benefits at December 31, 2019 and 2018, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements at December 31, 2019
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$81	—	81	—
Mutual funds:
Fixed income	16,609	16,609	—	—
International equity	5,535	5,535	—	—
Large U.S. equity	1,496	1,496	—	—
Small/Mid U.S. equity	996	996	—	—
Total mutual funds	24,636	24,636	—	—
Pooled separate accounts	25,215	—	25,215	—
Total Plan assets	$49,932	24,636	25,296	—

	Fair value measurements at December 31, 2018
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Group annuity contracts	$100	—	100	—
Mutual funds:
Fixed income	15,252	15,252	—	—
International equity	4,649	4,649	—	—
Large U.S. equity	1,224	1,224	—	—
Small/Mid U.S. equity	772	772	—	—
Total mutual funds	21,897	21,897	—	—
Pooled separate accounts	21,452	—	21,452	—
Total Plan assets	$43,449	21,897	21,552	—
401(k) Plan
The Bank has a 401(k) plan covering substantially all employees of the Bank. For 2019, 2018 and 2017, the Bank matched 25% of the first 6% contributed by the participants. The contribution percentage is determined by the Board of Directors in its sole discretion. The Bank’s aggregate contributions to the 401(k) Plan for 2019, 2018 and 2017 were $981,000, $973,000 and $890,000, respectively.
Supplemental Executive Retirement Plan
The Bank maintains a non-qualified supplemental retirement plan for certain senior officers of the Bank. This unfunded plan, which was frozen as of April 1, 2003 provides benefits in excess of the benefits permitted to be paid by the pension plan under provisions of the tax law. Amounts expensed under this supplemental retirement plan amounted to $85,000, $82,000 and $91,000 for the years 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, $1.9 million and $2.0 million, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this supplemental retirement plan. In connection with this supplemental retirement plan, an increase of $187,000, a decrease of $119,000, and a decrease of $120,000, net of tax, were recorded in other comprehensive income (loss) for 2019, 2018 and 2017, respectively.
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
The plan further provides that, in the event of a change in control (as defined in the plan), the undistributed balance of a director’s accrued benefit will be distributed to him or her within 60 days of the change in control. The Bank paid $15,000, $10,000, and $12,500 to former board members under this plan for each of the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, $130,000 and $139,000, respectively, were recorded in other liabilities on the Consolidated Statements of Financial Condition for this retirement plan. An increase of $730, an increase of $3,000, and a decrease of $1,000, net of tax, were recorded in other comprehensive income (loss) for 2019, 2018 and 2017, respectively, in connection with this plan.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 4,769,464 shares of the Company’s common stock at an average price of $17.09 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal at December 31, 2019, was $31.1 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
For the years ending December 31, 2019 and 2018, 280,522 shares and 243,527 shares from the ESOP were released, respectively. Unallocated ESOP shares held in suspense totaled 1,456,487 at December 31, 2019, and had a fair value of $35.9 million. ESOP compensation expense for the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $4.5 million and $4.6 million, respectively.
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
The Supplemental DC Plan provides for a phantom stock allocation for qualified contributions that may not be accrued in the qualified ESOP and for matching contributions that may not be accrued in the qualified 401(k) Plan due to tax law limitations. Under the Supplemental 401(k) provision, the estimated expense for the years ending December 31, 2019, 2018 and 2017 was $22,000, $18,000 and $17,500, respectively, and included the matching contributions plus interest credited at an annual rate equal to the ten-year bond-equivalent yield on U.S. Treasury securities. Under the Supplemental ESOP provision, the estimated expense for the years ending December 31, 2019, 2018 and 2017 was $140,000, $121,000 and $105,000,

respectively. The phantom equity is treated as equity awards (expensed at the time of allocation) and not liability awards which would require periodic adjustment to market, as participants do not have an option to take their distribution in cash.
2019 Long-Term Equity Incentive Plan
Upon stockholders’ approval of the 2019 Long-Term Equity Incentive Plan on April 25, 2019, shares available for stock awards and stock options under the Amended and Restated Long-Term Incentive Plan were reserved for issuance under the new 2019 Long-Term Equity Incentive Plan. No additional grants of stock awards and stock options will be made under the Amended and Restated Long-Term Incentive Plan. The new plan authorized the issuance of up to 1,350,000 shares of Company common stock to be issued as stock awards. Shares previously awarded under prior equity incentive plans that are subsequently forfeited or expire may also be issued under this new plan.
Stock Awards
As a general rule, restricted stock grants are held in escrow for the benefit of the award recipient until vested. Awards outstanding generally vest in three annual installments, commencing one year from the date of the award. Additionally, certain awards are three-year performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. Expense attributable to stock awards amounted to $6.7 million, $6.0 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A summary status of the granted but unvested stock awards as of December 31, and changes during the year, is presented below:

	Restricted Stock Awards
	2019	2018	2017
Outstanding at beginning of year	651,099	660,783	547,698
Granted	291,034	296,411	288,519
Forfeited	(46,914)	(56,296)	(62,677)
Vested	(226,393)	(249,799)	(112,757)
Outstanding at the end of year	668,826	651,099	660,783
As of December 31, 2019, unrecognized compensation cost relating to unvested restricted stock totaled $6.4 million. This amount will be recognized over a remaining weighted average period of 1.7 years.
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
A summary of the status of the granted but unexercised stock options as of December 31, 2019, 2018 and 2017, and changes during the year is presented below:

	2019		2018		2017
	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price	Number of stock options	Weighted average exercise price
Outstanding at beginning of year	470,979	$18.36	507,656	$16.84	703,669	$14.70
Granted	41,685	27.25	43,124	25.58	42,857	26.31
Exercised	(13,463)	10.35	(79,801)	12.61	(238,370)	12.22
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	(500)	17.94
Outstanding at the end of year	499,201	$19.32	470,979	$18.36	507,656	$16.84

The total fair value of options vesting during 2019, 2018 and 2017 was $193,000, $189,000 and $168,000, respectively.
Compensation expense of approximately $135,000, $74,000 and $11,000 is projected for 2020, 2021 and 2022, respectively, on stock options outstanding at December 31, 2019.
The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options outstanding	Average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$14.50-15.23	148,474	2.2	$14.88	148,474	$14.88
$16.38-27.25	350,726	6.2	$20.89	204,905	$18.28

The stock options outstanding and stock options exercisable at December 31, 2019 have an aggregate intrinsic value of $3.0 million and $2.8 million, respectively.
The expense related to stock options is based on the fair value of the options at the date of the grant and is recognized ratably over the vesting period of the options.
Compensation expense related to the Company’s stock option plan totaled $181,000, $190,000 and $203,000 for 2019, 2018 and 2017, respectively.
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
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2019	2018	2017
Expected dividend yield	3.38%	3.13%	2.89%
Expected volatility	22.01%	20.65%	20.34%
Risk-free interest rate	2.53%	2.65%	2.05%
Expected option life	8 years	8 years	8 years
The weighted average fair value of options granted during 2019, 2018 and 2017 was $4.57, $4.29 and $4.20 per option, respectively.
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

The current and deferred amounts of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$22,427	41,578	4,163
State	10,354	2,493	1,731
Total current	32,781	44,071	5,894
Deferred:
Federal	1,650	(17,302)	39,003
State	24	(1,239)	1,631
Total deferred	1,674	(18,541)	40,634
	$34,455	25,530	46,528

The Company recorded a deferred tax expense (benefit) of $6.6 million, ($2.4) million and ($1.4) million during 2019, 2018 and 2017, respectively, related to the unrealized gains (losses) on available for sale debt securities, which is reported in accumulated other comprehensive income (loss), net of tax. Additionally, the Company recorded a deferred tax (benefit) expense of ($463,000), $379,000 and ($315,000) in 2019, 2018 and 2017, respectively, related to the amortization of post-retirement benefit obligations, which is reported in accumulated other comprehensive income (loss), net of tax.
A reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Tax expense at statutory rates (1)	$30,889	30,223	49,167
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax benefit	8,197	1,002	2,185
Tax-exempt interest income	(3,082)	(2,839)	(5,097)
Bank-owned life insurance	(1,322)	(1,158)	(2,343)
Enactment of Tax Act	—	—	3,912
Other, net	(227)	(1,698)	(1,296)
	$34,455	25,530	46,528
(1) The statutory tax rate for both 2019 and 2018 was 21%. For 2017, the statutory tax rate was 35%.

The net deferred tax asset is included in other assets in the Consolidated Statements of Financial Condition. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$14,313	13,968
Post-retirement benefit	6,946	7,481
Deferred compensation	1,175	1,371
Purchase accounting adjustments	1,629	1,562
Depreciation	750	215
SERP	688	694
ESOP	1,606	1,929
Stock-based compensation	4,747	4,464
Non-accrual interest	417	867
Unrealized loss on available for sale debt securities	—	3,599
Federal Net Operating Loss ("NOL")	321	363
Pension liability adjustments	1,821	1,358
Other	1,223	2,164
Total gross deferred tax assets	35,636	40,035
Deferred tax liabilities:
Pension expense	7,017	7,322
Deferred loan costs	5,064	4,872
Investment securities, principally due to accretion of discounts	70	93
Intangibles	1,393	1,159
Originated mortgage servicing rights	140	165
Unrealized gain on available for sale debt securities	3,038	—
Net unrealized gain on hedging activities	114	—
Total gross deferred tax liabilities	16,836	13,611
Net deferred tax asset	$18,800	26,424
Retained earnings at December 31, 2019 includes approximately $51.8 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders. At December 31, 2019, the Company had an unrecognized tax liability of $13.4 million with respect to this reserve.
As a result of the Beacon acquisition in 2011, the Company acquired federal net operating loss carryforwards. There are approximately $1.5 million of NOL carryforwards available to offset future taxable income as of December 31, 2019. If not utilized, these carryforwards will expire in 2031. Pursuant to the Tax Act, NOLs created after December 31, 2017 may be carried forward indefinitely and utilization is subject to 80% of taxable income. The federal NOLs are subject to a combined annual Code Section 382 limitation in the amount of approximately $197,000. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.
The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any liabilities for uncertain tax positions or any known unrecognized tax benefits at December 31, 2019 and 2018.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return. For tax periods prior to December 31, 2018, New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. As a result of the newly enacted legislation that New Jersey effectuated on July 1, 2018, beginning in 2019, the Company and its subsidiaries will be required to file a combined New Jersey state income tax return on apportioned and allocated income. Also, the Company and its subsidiaries file a combined New York State income tax return on apportioned and allocated income. The Company, through its bank subsidiary, files a Pennsylvania Mutual Thrift Institution Tax return.
The Company's Federal and New York State income tax returns are open for examination from 2017, the New Jersey State income tax returns are open for examination from 2016, and the Pennsylvania Mutual Thrift Institutions return is open from 2016. During the fourth quarter of 2017, the Internal Revenue Service completed its examination of the Company's 2014 Federal tax return. The completion of the examination did not have a material impact on the Company's effective income tax rate. The examination of the Company's 2016 and 2015 New York State tax returns was completed in the first quarter of 2019, and did not have a material impact on the Company's effective income tax rate. The Company's 2017 and 2018 New York State returns are currently under audit.
(13) Commitments, Contingencies and Concentrations of Credit Risk
In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated financial statements. In the opinion of management, the consolidated financial position of the Company will not be materially affected by the outcome of such commitments or contingent liabilities.
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
(14) Regulatory Capital Requirements
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2019, the Bank is required to maintain: (1) a Tier 1 capital to total assets leverage ratio of 4.0%; (2) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (3) a Tier 1 capital to risk-based assets ratio of 6.0%; and (4) a total capital to risk-based assets ratio of 8.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.
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
As of December 31, 2019 and 2018, the Bank exceeded all minimum capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The Company is regulated as a bank holding company, and as such, is subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board (“FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank. As of December 31, 2019 and 2018, the Company was “well capitalized” under FRB guidelines. Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions discussed above, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.
The following table shows the Company’s actual capital amounts and ratios as of December 31, 2019 and 2018, compared to the FRB minimum capital adequacy requirements and the FRB requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 leverage capital	$973,214	10.34%	$376,484	4.00%	$376,484	4.00%	$470,605	5.00%
Common equity Tier 1 risk-based capital	973,214	12.74	343,756	4.50	534,732	7.00	496,537	6.50
Tier 1 risk-based capital	973,214	12.74	458,342	6.00	649,317	8.50	611,122	8.00
Total risk-based capital	1,028,879	13.47	611,122	8.00	802,098	10.50	763,903	10.00

	Actual capital		FRB minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 leverage capital	$953,768	10.24%	$372,458	4.00%	$372,458	4.00%	$465,573	5.00%
Common equity Tier 1 risk-based capital	953,768	12.54	342,277	4.50	484,893	6.38	494,400	6.50
Tier 1 risk-based capital	953,768	12.54	456,370	6.00	598,985	7.88	608,493	8.00
Total risk-based capital	1,009,475	13.27	608,493	8.00	751,108	9.88	760,616	10.00

The following table shows the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution (dollars in thousands).

	Actual capital		FDIC minimum capital adequacy requirements		FDIC minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 leverage capital	$923,471	9.81%	$376,449	4.00%	$376,449	4.00%	$470,562	5.00%
Common equity Tier 1 risk-based capital	923,471	12.09	343,716	4.50	534,670	7.00	496,479	6.50
Tier 1 risk-based capital	923,471	12.09	458,288	6.00	649,242	8.50	611,051	8.00
Total risk-based capital	979,136	12.82	611,051	8.00	802,004	10.50	763,814	10.00

	Actual capital		FDIC minimum capital adequacy requirements		FRB minimum capital adequacy requirements with capital conservation buffer		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 leverage capital	$917,659	9.86%	$372,443	4.00%	$372,443	4.00%	$465,553	5.00%
Common equity Tier 1 risk-based capital	917,659	12.06	342,279	4.50	484,895	6.38	494,403	6.50
Tier 1 risk-based capital	917,659	12.06	456,372	6.00	598,988	7.88	608,496	8.00
Total risk-based capital	973,366	12.80	608,496	8.00	751,113	9.88	760,620	10.00

(15) Fair Value Measurements
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
Assets Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of December 31, 2019 and December 31, 2018.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of December 31, 2019 and 2018.
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
There were no changes to the valuation techniques for fair value measurements during the years ended December 31, 2019 and 2018.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2019 and 2018, by level within the fair value hierarchy (in thousands).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$947,430	—	947,430	—
State and municipal obligations	4,079	—	4,079	—
Corporate obligations	25,410	—	25,410	—
Total available for sale debt securities	$976,919	—	976,919	—
Equity Securities	825	825	—	—
Derivative assets	39,305	—	39,305
	$1,017,049	825	1,016,224	—

Derivative liabilities	$39,356	—	39,356	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$20,403	—	—	20,403
Foreclosed assets	2,715	—	—	2,715
	$23,118	—	—	23,118

		Fair Value Measurements at Reporting Date Using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$1,034,969	—	1,034,969	—
State and municipal obligations	2,912	—	2,912	—
Corporate obligations	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	—	1,063,079	—
Equity Securities	635	635	—	—
Derivative assets	15,634	—	15,634	—
	$1,079,348	635	1,078,713	—

Derivative liabilities	$14,766	—	14,766	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$4,285	—	—	4,285
Foreclosed assets	1,565	—	—	1,565
	$4,285	—	—	4,285
There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2019 and 2018.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of December 31, 2019 and December 31, 2018. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,748	186,748	186,748	—	—
Available for sale debt securities:
Mortgage-backed securities	947,430	947,430	—	947,430	—
State and municipal obligations	4,079	4,079	—	4,079	—
Corporate obligations	25,410	25,410	—	25,410	—
Total available for sale debt securities	$976,919	976,919	—	976,919	—
Held to maturity debt securities:
Agency obligations	$6,599	6,601	6,601	—	—
Mortgage-backed securities	118	122	—	122	—
State and municipal obligations	437,074	451,353	—	451,353	—
Corporate obligations	9,838	9,890	—	9,890	—
Total held to maturity debt securities	$453,629	467,966	6,601	461,365	—
FHLBNY stock	57,298	57,298	57,298	—	—
Equity Securities	825	825	825	—	—
Loans, net of allowance for loan losses	7,277,360	7,296,744	—	—	7,296,744
Derivative assets	39,305	39,305	—	39,305	—

Financial liabilities:
Deposits other than certificates of deposits	$6,368,582	6,368,582	6,368,582	—	—
Certificates of deposit	734,027	734,047	—	734,047	—
Total deposits	$7,102,609	7,102,629	6,368,582	734,047	—
Borrowings	1,125,146	1,127,569	—	1,127,569	—
Derivative liabilities	39,356	39,356	—	39,356	—

		Fair Value Measurements at December 31, 2018 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$142,661	142,661	142,661	—	—
Available for sale debt securities:
Agency obligations	—	—	—	—	—
Mortgage-backed securities	1,034,969	1,034,969	—	1,034,969	—
State and municipal obligations	2,912	2,912	—	2,912	—
Corporate obligations	25,198	25,198	—	25,198	—
Total available for sale debt securities	$1,063,079	1,063,079	—	1,063,079	—
Held to maturity debt securities:
Agency obligations	$4,989	4,896	4,896	—	—
Mortgage-backed securities	187	190	—	190	—
State and municipal obligations	463,801	464,363	—	464,363	—
Corporate obligations	10,448	10,291	—	10,291	—
Total held to maturity debt securities	$479,425	479,740	4,896	474,844	—
FHLBNY stock	68,813	68,813	68,813	—	—
Equity Securities	635	635	635	—	—
Loans, net of allowance for loan losses	7,195,026	7,104,380	—	—	7,104,380
Derivative assets	15,634	15,634	—	15,634	—

Financial liabilities:
Deposits other than certificates of deposits	$6,079,630	6,079,630	6,079,630	—	—
Certificates of deposit	750,492	746,753	—	746,753	—
Total deposits	$6,830,122	6,826,383	6,079,630	746,753	—
Borrowings	1,442,282	1,431,001	—	1,431,001	—
Derivative liabilities	14,766	14,766	—	14,766	—

(16) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2019 and 2018.

	2019 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$92,411	95,648	93,026	90,385
Interest expense	17,404	19,093	19,498	17,502
Net interest income	75,007	76,555	73,528	72,883
Provision for loan losses	200	9,500	500	2,900
Net interest income after provision for loan losses	74,807	67,055	73,028	69,983
Non-interest income	12,188	15,834	18,047	17,725
Non-interest expense	48,416	49,694	49,738	53,731
Income before income tax expense	38,579	33,195	41,337	33,977
Income tax expense	7,689	8,802	9,938	8,026
Net income	$30,890	24,393	31,399	25,951
Basic earnings per share	$0.48	0.38	0.49	0.40
Diluted earnings per share	0.48	0.38	0.49	0.40

	2018 Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$86,331	88,315	91,261	93,922
Interest expense	13,054	14,035	15,475	16,589
Net interest income	73,277	74,280	75,786	77,333
Provision for loan losses	5,400	15,500	1,000	1,800
Net interest income after provision for loan losses	67,877	58,780	74,786	75,533
Non-interest income	13,307	13,837	15,916	15,616
Non-interest expense	46,910	48,806	46,659	49,360
Income before income tax expense	34,274	23,811	44,043	41,789
Income tax expense	6,361	4,568	8,575	6,026
Net income	$27,913	19,243	35,468	35,763
Basic earnings per share	$0.43	0.30	0.55	0.55
Diluted earnings per share	0.43	0.30	0.54	0.55

(17) Earnings Per Share
The following is a reconciliation of the outstanding shares used in the basic and diluted earnings per share calculations.

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2019	2018	2017
Net income	$112,633	118,387	93,949
Basic weighted average common shares outstanding	64,604,224	64,942,886	64,384,851
Plus:
Dilutive shares	130,367	160,211	194,371
Diluted weighted average common shares outstanding	64,734,591	65,103,097	64,579,222
Earnings per share:
Basic	$1.74	1.82	1.46
Diluted	$1.74	1.82	1.45
Anti-dilutive stock options and awards totaling 646,457 shares, 443,748 shares and 369,772 shares at December 31, 2019, 2018 and 2017, respectively, were excluded from the earnings per share calculations.

(18) Parent-only Financial Information
The condensed financial statements of Provident Financial Services, Inc. (parent company only) are presented below:
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$29,723	7,569
Available for sale debt securities, at fair value	825	635
Investment in subsidiary	1,364,097	1,322,871
ESOP loan	31,113	36,756
Other assets	37	92
Total assets	$1,425,795	1,367,923
Liabilities and Stockholders’ Equity
Due to subsidiary—SAP	$11,741	7,996
Other liabilities	214	947
Total stockholders’ equity	1,413,840	1,358,980
Total liabilities and stockholders’ equity	$1,425,795	1,367,923
Condensed Statements of Operations
(Dollars in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Dividends from subsidiary	$72,809	53,604	59,980
Interest income	1,470	1,657	1,839
Investment gain	162	2,294	17
Total income	74,441	57,555	61,836
Non-interest expense	1,192	1,049	1,021
Total expense	1,192	1,049	1,021
Income before income tax expense	73,249	56,506	60,815
Income tax expense	127	692	312
Income before undistributed net income of subsidiary	73,122	55,814	60,503
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	39,511	62,573	33,446
Net income	$112,633	118,387	93,949

Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$112,633	118,387	93,949
Adjustments to reconcile net income to net cash provided by operating activities
Earnings in excess of dividends (equity in undistributed net income) of subsidiary	(39,511)	(62,573)	(33,446)
ESOP allocation	4,533	4,516	4,600
SAP allocation	6,671	6,046	4,963
Stock option allocation	181	190	203
Increase in due to subsidiary—SAP	3,745	3,577	1,415
Decrease (increase) in other assets	21,285	(18,598)	(34,919)
(Decrease) increase in other liabilities	(734)	396	(114)
Net cash provided by operating activities	108,803	51,941	36,651
Cash flows from investing activities:
Net decrease in ESOP loan	5,643	4,663	4,552
Net cash provided by investing activities	5,643	4,663	4,552
Cash flows from financing activities:
Purchases of treasury stock	(19,867)	(13,172)	(443)
Purchase of employee restricted shares to fund statutory tax withholding	(1,985)	(1,896)	(778)
Cash dividends paid	(72,809)	(53,604)	(59,980)
Shares issued dividend reinvestment plan	2,230	1,709	2,114
Stock options exercised	139	1,007	2,954
Net cash used in financing activities	(92,292)	(65,956)	(56,133)
Net increase (decrease) in cash and cash equivalents	22,154	(9,352)	(14,930)
Cash and cash equivalents at beginning of period	7,569	16,921	31,851
Cash and cash equivalents at end of period	$29,723	7,569	16,921

(19) Other Comprehensive Loss
The following table presents the components of other comprehensive loss both gross and net of tax, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2019			2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Loss:
Unrealized losses on available for sale debt securities:
Net gains (losses) arising during the period	$24,987	(6,636)	18,351	(8,425)	2,296	(6,129)	(3,612)	1,449	(2,163)
Reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	—	—
Total	24,987	(6,636)	18,351	(8,425)	2,296	(6,129)	(3,612)	1,449	(2,163)
Unrealized (losses) gains on derivatives (cash flow hedges)	(780)	201	(579)	304	(83)	221	633	(254)	379
Amortization related to post-retirement obligations	(2,176)	561	(1,615)	1,678	(457)	1,221	(1,475)	586	(889)
Total other comprehensive loss	$22,031	(5,874)	16,157	(6,443)	1,756	(4,687)	(4,454)	1,781	(2,673)

The following table presents the changes in the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2019 and 2018, including the reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01 for the year ended December 31, 2018 (in thousands):

	Changes in Accumulated Other Comprehensive Loss by Component, net of tax For the Years Ended December 31,
	2019				2018
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Gain (Loss)	Unrealized Losses on Available for Sale Debt Securities	Post-Retirement Obligations	Unrealized Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at the beginning of the period	$(9,605)	(3,625)	894	(12,336)	(3,292)	(4,846)	673	(7,465)
Current period change in other comprehensive income (loss)	18,351	(1,615)	(579)	16,157	(6,129)	1,221	221	(4,687)
Reclassification of unrealized gains on equity securities due to the adoption of ASU No. 2016-01	—	—	—	—	(184)	—	—	(184)
Balance at the end of the period	$8,746	(5,240)	315	3,821	(9,605)	(3,625)	894	(12,336)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Amount reclassified from AOCI for the years ended December 31,			Affected line item in the Consolidated Statement of Income
	2019	2018	2017
Details of AOCI:
Available for sale debt securities:
Realized net gains on the sale of securities available for sale	$—	—	—	Net gain on securities transactions
	—	—	—	Income tax expense
	—	—	—	Net of tax

Post-retirement obligations:
Amortization of actuarial losses	189	399	243	Compensation and employee benefits (1)
	(49)	(109)	(64)	Income tax expense
	140	290	179	Net of tax
Total reclassifications	$140	290	179	Net of tax

(1) This item is included in the computation of net periodic benefit cost. See Note 11. Benefit Plans

(20) Derivative and Hedging Activities
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At December 31, 2019 and 2018, the Company had 92 and 62 interest rate swaps with an aggregate notional amount of $1.61 billion and $1.01 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs") with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPA's are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPA's, the Company will either receive or make a payment if a borrower defaults on the related interest rate contract. At December 31, 2019 and 2018, the Company had thirteen and seven credit derivatives, respectively, with aggregate notional amounts of $106.0 million and $66.8 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At December 31, 2019 and December 31, 2018, the fair value of these credit derivatives were $47,323 and $251,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2019, 2018 and 2017, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $193,000 will be reclassified as a decrease to interest expense. As of December 31, 2019, the Company had five outstanding interest rate derivatives with an aggregate notional amount of $130.0 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition as of December 31, 2019 and 2018 (in thousands):

	At December 31, 2019
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$38,830	Other liabilities	$39,356
Credit contracts	Other assets	47	Other liabilities	—
Total derivatives not designated as hedging instruments		$38,877		$39,356

Derivatives designated as hedging instruments:
Interest rate products	Other assets	$428	Other liabilities	$—
Total derivatives designated as hedging instruments		$428		$—

	At December 31, 2018
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$14,154	Other liabilities	$14,766
Credit contracts	Other assets	251	Other liabilities	—
Total derivatives not designated as hedging instruments		$14,405		$14,766

Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,229	Other liabilities	$—
Total derivatives designated as hedging instruments		$1,229		$—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 (in thousands).

		Gain (loss) recognized in Income on derivatives
		For the Year Ended December 31,
	Consolidated Statements of Income	2019	2018	2017
Derivatives not designated as a hedging instruments:
Interest rate products	Other income	$(64)	(414)	(422)
Credit contracts	Other income	(53)	63	2
Total derivatives not designated as hedging instruments		$(117)	(351)	(420)

Derivatives designated as a hedging instruments:
Interest rate products	Interest expense	$158	312	(205)
Total derivatives designated as a hedging instruments		$158	312	(205)
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
As of December 31, 2019, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $37.2 million at December 31, 2019. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $41.0 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

(21) Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the years ended December 31, 2019, 2018 and 2017 the out-of-scope revenue related to financial instruments were 85%, 86% and 85% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019, 2018 and 2017:

	December 31,
(in-thousands)	2019	2018	2017
Non-interest income
In-scope of Topic 606:
Wealth management fees	$22,503	17,957	17,604
Banking service charges and other fees:
Service charges on deposit accounts	13,117	13,330	13,120
Debit card and ATM fees	5,734	5,997	5,757
Total banking service charges and other fees	18,851	19,327	18,877
Total in-scope non-interest income	41,354	37,284	36,481
Total out-of-scope non-interest income	22,440	21,392	19,216
Total non-interest income	$63,794	58,676	55,697
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

(22) Leases
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
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at December 31, 2019 (in thousands):

	Classification	December 31, 2019
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$41,754
Lease Liabilities:
Operating lease liabilities	Other liabilities	$42,815
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
At December 31, 2019, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.5 years and 3.47%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

Year ended December 31, 2019
Lease Costs
Operating lease cost	$8,433
Variable lease cost	2,765
Total Lease Cost	$11,198

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,304

For the year ended December 31, 2019, the Company entered into one new lease obligation related to the T&L acquisition. The Company recorded a $1.9 million right-of-use asset for this lease obligation.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows (in thousands):

Operating Leases
Years ended:
2020	$8,316
2021	6,064
2022	5,263
2023	4,752
2024	4,346
Thereafter	22,195
Total future minimum lease payments	50,936
Amounts representing interest	8,121
Present value of net future minimum lease payments	$42,815
At December 31, 2018, operating lease commitments under lessee arrangements were $8.0 million, $7.6 million, $5.4 million, $3.8 million and $3.4 million for 2019 through 2023, respectively, and $10.7 million in aggregate for all years thereafter.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Christopher Martin, the Company’s Principal Executive Officer, and Thomas M. Lyons, the Company’s Principal Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based upon their evaluation, they each found that the Company’s disclosure controls and procedures were effective as of that date.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on the assessment management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This report appears on page 63 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item regarding directors, executive officers and corporate governance is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 23, 2020.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 23, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 23, 2020.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2019 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price(2)	Number of Securities Remaining Available For Issuance Under Plan (3)
Equity compensation plans approved by stockholders	499,201	$19.32	2,525,955
Total	499,201	$19.32	2,525,955
________________________
2.Consists of outstanding stock options to purchase 499,201 shares of common stock granted under the Company’s stock-based compensation plans.
3.The weighted average exercise price reflects an exercise price of $14.50 for 44,052 stock options granted in 2011; an exercise price of $14.88 for 42,542 stock options and an exercise price of $14.68 for 10,000 stock options granted in 2012; an exercise price of $15.23 for 51,881 stock options granted in 2013; an exercise price of $16.38 for 80,760 stock options granted in 2014; an exercise price of $18.34 for 65,972 stock options granted in 2015; an exercise price of $18.70 for 76,327 stock options granted in 2016; an exercise price of $26.31 for 42,857 stock options granted in 2017; and an exercise price of $25.58 for 43,123 stock options granted in 2018; an exercise price of $27.25 for 41,685 stock options granted in 2019 under the Company’s stock-based compensation plans.
4.Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 23, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on April 23, 2020.

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

4.6	Description of Capital Stock of Provident Financial Services, Inc.

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

10.14	Provident Financial Services, Inc. 2019 Long-Term Equity Incentive Plan

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in iXBRL and contained in exhibit 101).

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	March 2, 2020	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Martin	By:	/s/ Thomas M. Lyons
	Christopher Martin, Chairman, President and Chief Executive Officer (Principal Executive Officer)		Thomas M. Lyons, Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 2, 2020	Date:	March 2, 2020

		By:	/s/ Frank S. Muzio
Frank S. Muzio, Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

		Date:	March 2, 2020

By:	/s/ Robert Adamo	By:	/s/ Thomas W. Berry
	Robert Adamo, Director		Thomas W. Berry, Director

Date:	March 2, 2020	Date:	March 2, 2020

By:	/s/ Laura L. Brooks	By:	/s/ James P. Dunigan
	Laura L. Brooks, Director		James P. Dunigan, Director

Date:	March 2, 2020	Date:	March 2, 2020

By:	/s/ Frank L. Fekete	By:	/s/ Ursuline Foley
	Frank L. Fekete, Director		Ursuline Foley, Director

Date:	March 2, 2020	Date:	March 2, 2020

By:	/s/ Terence Gallagher	By:	/s/ Matthew K. Harding
	Terence Gallagher, Director		Matthew K. Harding, Director

Date:	March 2, 2020	Date:	March 2, 2020

By:	/s/ Carlos Hernandez	By:	/s/ John Pugliese
	Carlos Hernandez, Director		John Pugliese, Director

Date:	March 2, 2020	Date:	March 2, 2020