Form 10-Q
period 2020-03-31
PROVIDENT FINANCIAL SERVICES INC
filed 2020-05-11
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 1, 2020 there were 83,209,293 shares issued and 65,909,039 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 200,089 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2020 (Unaudited) and December 31, 2019
(Dollars in Thousands)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$237,083	$131,555
Short-term investments	133,494	55,193
Total cash and cash equivalents	370,577	186,748
Available for sale debt securities, at fair value	989,833	976,919
Held to maturity debt securities, net (fair value of $459,224 at March 31, 2020 (unaudited) and $467,966 at December 31, 2019)	445,444	453,629
Equity securities, at fair value	685	825
Federal Home Loan Bank stock	61,198	57,298
Loans	7,372,044	7,332,885
Less allowance for credit losses	75,143	55,525
Net loans	7,296,901	7,277,360
Foreclosed assets, net	4,219	2,715
Banking premises and equipment, net	54,350	55,210
Accrued interest receivable	27,799	29,031
Intangible assets	436,278	437,019
Bank-owned life insurance	195,459	195,533
Other assets	202,143	136,291
Total assets	$10,084,886	$9,808,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,523,150	$5,384,868
Savings deposits	990,844	983,714
Certificates of deposit of $100,000 or more	406,122	438,551
Other time deposits	290,644	295,476
Total deposits	7,210,760	7,102,609
Mortgage escrow deposits	28,470	26,804
Borrowed funds	1,213,777	1,125,146
Other liabilities	219,290	140,179
Total liabilities	8,672,297	8,394,738
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,770,728 shares outstanding at March 31, 2020 and 65,787,900 outstanding at December 31, 2019	832	832
Additional paid-in capital	1,008,582	1,007,303
Retained earnings	686,397	695,273
Accumulated other comprehensive income	14,938	3,821
Treasury stock	(274,044)	(268,504)
Unallocated common stock held by the Employee Stock Ownership Plan	(24,116)	(24,885)
Common stock acquired by the Directors’ Deferred Fee Plan	(3,666)	(3,833)
Deferred compensation – Directors’ Deferred Fee Plan	3,666	3,833
Total stockholders’ equity	1,412,589	1,413,840
Total liabilities and stockholders’ equity	$10,084,886	$9,808,578
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three months ended March 31, 2020 and 2019 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended March 31,
	2020	2019
Interest income:
Real estate secured loans	$54,441	$55,006
Commercial loans	18,672	20,510
Consumer loans	4,172	4,783
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	7,069	8,409
Held to maturity debt securities	2,940	3,162
Deposits, Federal funds sold and other short-term investments	875	541
Total interest income	88,169	92,411
Interest expense:
Deposits	10,958	10,494
Borrowed funds	5,190	6,910
Total interest expense	16,148	17,404
Net interest income	72,021	75,007
Provision for credit losses	14,717	200
Net interest income after credit loss expense	57,304	74,807
Non-interest income:
Fees	6,529	6,097
Wealth management income	6,251	4,079
Bank-owned life insurance	787	1,696
Net gain on securities transactions	11	—
Other income	3,413	316
Total non-interest income	16,991	12,188
Non-interest expense:
Compensation and employee benefits	31,195	28,369
Net occupancy expense	6,203	6,857
Data processing expense	4,430	3,969
FDIC insurance	—	739
Amortization of intangibles	744	490
Advertising and promotion expense	1,369	883
Provision for credit losses for off-balance sheet credit exposure	1,000	—
Other operating expenses	9,166	7,109
Total non-interest expense	54,107	48,416
Income before income tax expense	20,188	38,579
Income tax expense	5,257	7,689
Net income	$14,931	$30,890
Basic earnings per share	$0.23	$0.48
Weighted average basic shares outstanding	64,386,138	64,766,619
Diluted earnings per share	$0.23	$0.48
Weighted average diluted shares outstanding	64,457,263	64,912,738
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three months ended March 31, 2020 and 2019 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2020	2019
Net income	$14,931	$30,890
Other comprehensive income (loss), net of tax:
Unrealized gains on available for sale debt securities:
Net unrealized gains arising during the period	16,746	7,578
Reclassification adjustment for gains included in net income	—	—
Total	16,746	7,578
Unrealized losses on derivatives	(5,713)	(314)
Amortization related to post-retirement obligations	84	(12)
Total other comprehensive income	11,117	7,252
Total comprehensive income	$26,048	$38,142

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2019 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2019	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	30,890	—	—	—	—	—	30,890
Other comprehensive income, net of tax	—	—		7,252	—	—	—	—	7,252
Cash dividends paid	—	—	(28,964)	—	—	—	—	—	(28,964)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from Deferred directors fee plan ("DDFP")	—	42	—	—	—	—	167	(167)	42
Purchases of treasury stock	—	—	—	—	(180)	—	—	—	(180)
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(1,914)	—	—	—	(1,914)
Shares issued dividend reinvestment plan	—	307	—	—	533	—	—	—	840
Stock option exercises	—	(11)	—	—	26	—	—	—	15
Allocation of ESOP shares	—	370	—	—	—	705	—	—	1,075
Allocation of Stock Award Plan ("SAP") shares	—	1,388	—	—	—	—	—	—	1,388
Allocation of stock options	—	42	—	—	—	—	—	—	42
Balance at March 31, 2019	$832	$1,023,671	$657,375	$(5,084)	$(274,005)	$(28,973)	$(4,337)	$4,337	$1,373,816

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2020 (Unaudited)
(Dollars in Thousands)

For the three months ended March 31, 2020	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	832	1,007,303	695,273	3,821	(268,504)	(24,885)	(3,833)	3,833	1,413,840
Net income	—	—	14,931	—	—	—	—	—	14,931
Other comprehensive income, net of tax	—	—	—	11,117	—	—	—	—	11,117
Cash dividends paid	—	—	(15,496)	—	—	—	—	—	(15,496)
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Distributions from DDFP	—	37	—	—	—	—	167	(167)	37
Purchases of treasury stock	—	—	—	—	(4,985)	—	—	—	(4,985)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(956)	—	—	—	(956)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	152	—	—	—	769	—	—	921
Allocation of SAP shares	—	993	—	—	—	—	—	—	993
Allocation of stock options	—	47	—	—	—	—	—	—	47
Balance at March 31, 2020	$832	$1,008,582	$686,397	$14,938	$(274,044)	$(24,116)	$(3,666)	$3,666	$1,412,589

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three months ended March 31, 2020 and 2019 (Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$14,931	$30,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,494	2,454
Provision for credit losses on loans and securities	14,717	200
Provision for credit loss for off-balance sheet credit exposure	1,000	—
Deferred tax (benefit) expense	(1,492)	3,184
Amortization of operating lease right-of-use assets	2,130	2,050
Income on Bank-owned life insurance	(787)	(1,696)
Net amortization of premiums and discounts on securities	1,913	1,756
Accretion of net deferred loan fees	(1,521)	(1,220)
Amortization of premiums on purchased loans, net	192	160
Net increase in loans originated for sale	(4,022)	(3,942)
Proceeds from sales of loans originated for sale	4,335	4,215
Proceeds from sales and paydowns of foreclosed assets	256	585
ESOP expense	921	1,075
Allocation of stock award shares	993	1,388
Allocation of stock options	47	42
Net gain on sale of loans	(313)	(273)
Net gain on securities transactions	(11)	—
Net gain on sale of premises and equipment	(641)	—
Net gain on sale of foreclosed assets	(29)	(57)
Decrease in accrued interest receivable	1,232	295
(Increase) decrease in other assets	(82,099)	4,042
Decrease (increase) in other liabilities	79,111	(13,780)
Net cash provided by operating activities	33,357	31,368
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	17,225	11,432
Purchases of held to maturity debt securities	(9,674)	(5,780)
Proceeds from maturities and paydowns of available for sale debt securities	64,466	40,258
Purchases of available for sale debt securities	(56,172)	(50,384)
Proceeds from redemption of Federal Home Loan Bank stock	28,549	31,536
Purchases of Federal Home Loan Bank stock	(32,449)	(31,357)
BOLI claim benefits received	1,985	—
Net (increase) decrease in loans	(39,897)	27,579
Proceeds from sales of premises and equipment	641	—
Purchases of premises and equipment	(1,664)	(593)
Net cash (used in) provided by investing activities	(26,990)	22,691
Cash flows from financing activities:
Net increase in deposits	108,151	73,334
Increase in mortgage escrow deposits	1,666	1,795
Cash dividends paid to stockholders	(15,496)	(28,964)
Shares issued dividend reinvestment plan	451	840
Purchase of treasury stock	(4,985)	(180)
Purchase of employee restricted shares to fund statutory tax withholding	(956)	(1,914)

	Three months ended March 31,
	2020	2019
Stock options exercised	—	15
Proceeds from long-term borrowings	632,554	85,000
Payments on long-term borrowings	(300,159)	(213,360)
Net (decrease) increase in short-term borrowings	(243,764)	84,568
Net cash provided by financing activities	177,462	1,134
Net increase in cash and cash equivalents	183,829	55,193
Cash and cash equivalents at beginning of period	186,748	142,661
Cash and cash equivalents at end of period	$370,577	$197,854
Cash paid during the period for:
Interest on deposits and borrowings	$15,819	$17,377
Income taxes	$115	$100
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	$44,946
Initial recognition of operating lease liabilities	$—	$46,050
Transfer of loans receivable to foreclosed assets	$2,067	$227
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
In preparing the interim unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and the consolidated statements of income for the periods presented. Actual results could differ from these estimates. The allowance for credit losses and the valuation of deferred tax assets are material estimates that are particularly susceptible to near-term change.
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for all of 2020.
Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
These unaudited consolidated financial statements should be read in conjunction with the December 31, 2019 Annual Report to Stockholders on Form 10-K.
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2020			2019
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$14,931			$30,890
Basic earnings per share:
Income available to common stockholders	$14,931	64,386,138	$0.23	$30,890	64,766,619	$0.48
Dilutive shares		71,125			146,119
Diluted earnings per share:
Income available to common stockholders	$14,931	64,457,263	$0.23	$30,890	64,912,738	$0.48
Anti-dilutive stock options and awards at March 31, 2020 and 2019, totaling 905,673 shares and 688,655 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss
(“CECL”) methodology. The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period amounts continue to be recorded with previously applicable GAAP. Further information regarding the impact of CECL can be found in Note 3. Investment Securities, Note 4. Loans Receivable and Note 8. Off-balance sheet credit exposures.

Note 2. Business Combinations
SB One Bancorp Acquisition
On March 11, 2020, the Company entered into a definitive merger agreement pursuant to which SB One Bancorp ("SB One") will merge with and into the Company, and SB One Bank, a wholly owned subsidiary of SB One, will merge with and into Provident Bank, a wholly owned subsidiary of the Company. The merger agreement has been unanimously approved by the boards of directors of both companies. The actual value of the Company’s common stock to be recorded as consideration in the Merger will be based on the closing price of the Company’s common stock at the time of the Merger completion date. Under the Merger Agreement, each share of SB One common stock will be exchanged for 1.357 shares of the Company's common stock plus cash in lieu of fractional shares. The merger is expected to close in the third quarter of 2020, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of SB One. At December 31, 2019, SB One had $2.0 billion in assets and operated 18 full-service banking offices in New Jersey and New York.
Acquisition of Tirschwell & Loewy, Inc.
On April 1, 2019, Beacon Trust Company ("Beacon") completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
The T&L acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three-year period after the closing date of the acquisition if certain financial and business retention targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. The total cost of the T&L acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired were nominal, and no liabilities were assumed in the T&L acquisition. The goodwill recorded in the transaction is deductible for tax purposes.
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted in the first quarter of 2020 due to worsening economic conditions and declining asset valuations attributable to the COVID-19 pandemic, management has not identified a reduction in assets under management due to a declining customer base. Therefore, the $9.4 million fair value of the contingent liability was unchanged at March 31, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
Note 3. Investment Securities
At March 31, 2020, the Company had $989.8 million and $445.4 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at March 31, 2020 totaled 41, compared with 85 at December 31, 2019.
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. The adoption of the new standard resulted in the Company recording a $70,000 increase to the allowance for credit losses on held to maturity debt securities with a corresponding cumulative effect adjustment to decrease retained earnings by $52,000, net of income taxes. (See Adoption of CECL table below for additional detail.)
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held-to-maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and

•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings. At March 31, 2020, the Company had one security rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$926,561	34,130	(514)	960,177
State and municipal obligations	3,894	155	—	4,049
Corporate obligations	25,030	614	(37)	25,607
	$955,485	34,899	(551)	989,833

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$936,196	12,367	(1,133)	947,430
State and municipal obligations	3,907	172	—	4,079
Corporate obligations	25,032	393	(15)	25,410
	$965,135	12,932	(1,148)	976,919
The amortized cost and fair value of available for sale debt securities at March 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2020
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	3,002	3,040
Due after five years through ten years	25,922	26,616
Due after ten years	—	—
	$28,924	29,656
Mortgage-backed securities totaling $926.6 million at amortized cost and $960.2 million at fair value are excluded from the table above as their expected lives are anticipated to be shorter than the contractual maturity date due to principal prepayments.
For the three month periods ended March 31, 2020 and 2019, no securities were sold or called from the available for sale debt securities portfolio.

The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$45,567	(510)	14	(4)	45,581	(514)
Corporate obligations	1,990	(37)	—	—	1,990	(37)
	$47,557	(547)	14	(4)	47,571	(551)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$136,270	(629)	46,819	(504)	183,089	(1,133)
Corporate obligations	2,013	(15)	—	—	2,013	(15)
	$138,283	(644)	46,819	(504)	185,102	(1,148)
The number of available for sale debt securities in an unrealized loss position at March 31, 2020 totaled 14, compared with 50 at December 31, 2019. The decrease in the number of securities in an unrealized loss position at March 31, 2020 was due to lower current market interest rates compared to rates at December 31, 2019. At March 31, 2020, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $18,000 and an unrealized loss of $4,000.
Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and the estimated fair value for held to maturity debt securities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$7,417	15	—	—	7,432
Mortgage-backed securities	104	4	—	—	108
State and municipal obligations	428,691	13,876	(121)	(80)	442,366
Corporate obligations	9,319	45	(39)	(7)	9,318
Total held to maturity debt securities	$445,531	13,940	(160)	(87)	459,224

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$6,599	11	(9)	—	6,601
Mortgage-backed securities	118	4	—	—	122
State and municipal obligations	437,074	14,394	(115)	—	451,353
Corporate obligations	9,838	58	(6)	—	9,890
Total held to maturity debt securities	$453,629	14,467	(130)	—	467,966
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair values may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $13.3 million with gross gains of $11,000 and no gross losses. For the three months ended March 31, 2019, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $9.3 million with no gross gains and no gross losses.

The gross amortized cost and gross fair value of investment securities in the held to maturity debt securities portfolio at March 31, 2020 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	March 31, 2020
	Amortized cost	Fair value
Due in one year or less	$9,461	9,477
Due after one year through five years	115,043	117,204
Due after five years through ten years	240,321	248,418
Due after ten years	80,602	84,104
	$445,427	459,203
Mortgage-backed securities totaling $104,000 at amortized cost and $108,000 at fair value are excluded from the table above as their expected lives are anticipated to be shorter than the contractual maturity date due to principal prepayments. Additionally, allowance for credit losses totaling $87,000 is excluded from the table above.
The following table illustrates the impact of the January 1, 2020 adoption of CECL on held to maturity debt securities (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Held to Maturity Debt Securities

Allowance for credit losses on corporate securities	$6	—	6
Allowance for credit losses on municipal securities	64	—	64
Allowance for credit losses on held to maturity securities	$70	—	70
For the three months ended March 31, 2020, the Company recorded a $17,000 provision for credit losses on held to maturity debt securities.
The following tables present the fair value and gross unrealized losses for held to maturity debt securities in an unrealized loss position at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
State and municipal obligations	$10,143	(103)	407	(18)	10,550	(121)
Corporate obligations	3,516	(39)	—	—	3,516	(39)
	$13,659	(142)	407	(18)	14,066	(160)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,601	(9)	—	—	3,601	(9)
State and municipal obligations	7,675	(42)	2,093	(73)	9,768	(115)
Corporate obligations	3,254	(6)	—	—	3,254	(6)
	$14,530	(57)	2,093	(73)	16,623	(130)
The number of held to maturity debt securities in an unrealized loss position at March 31, 2020 totaled 27, compared with 35 at December 31, 2019. The decrease in the number of securities in an unrealized loss position at March 31, 2020 was due to lower current market interest rates compared to rates at December 31, 2019.

Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of March 31, 2020 (in thousands):

	March 31, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$7,417	—	—	—	—	7,417
Mortgage-backed securities	104	—	—	—	—	104
State and municipal obligations	46,868	326,291	54,414	1,118	—	428,691
Corporate obligations	—	3,121	5,423	750	25	9,319
	$54,389	329,412	59,837	1,868	25	445,531

	December 31, 2019
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$6,599	—	—	—	—	6,599
Mortgage-backed securities	118	—	—	—	—	118
State and municipal obligations	49,316	330,322	56,317	1,119	—	437,074
Corporate obligations	—	3,128	6,335	350	25	9,838
	$56,033	333,450	62,652	1,469	25	453,629
Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At March 31, 2020, the held to maturity debt securities portfolio was comprised of 12% rated triple-A, 74% rated double-A, 13% rated single-A, and less than 1% either below a single-A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
At March 31, 2020, the allowance for credit losses on held to maturity debt securities was $87,000.

Note 4. Loans Receivable and Allowance for Credit Losses on Loans
On January 1, 2020, the Company adopted CECL, which replaces the incurred loss methodology with an expected loss methodology. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses on loans with a corresponding cumulative effect adjustment to decrease retained earnings by $5.9 million, net of income taxes. (See Adoption of CECL table below for additional detail.)
Loans receivable at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Mortgage loans:
Residential	$1,106,670	1,077,689
Commercial	2,555,091	2,578,393
Multi-family	1,222,313	1,225,551
Construction	408,944	429,812
Total mortgage loans	5,293,018	5,311,445
Commercial loans:
Commercial owner occupied	935,669	853,269
Commercial non-owner occupied	719,780	732,277
Other commercial loans	48,220	49,213
Total commercial loans	1,703,669	1,634,759
Consumer loans	379,597	391,360
Total gross loans	7,376,284	7,337,564
Purchased credit-deteriorated ("PCD") loans	737	746
Premiums on purchased loans	2,300	2,474
Unearned discounts	(26)	(26)
Net deferred fees	(7,251)	(7,873)
Total loans	$7,372,044	7,332,885
The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCD loans (in thousands):

	March 31, 2020
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$6,240	4,075	6,145	—	16,460	1,090,210	1,106,670	1,522
Commercial	424	—	5,264	—	5,688	2,549,403	2,555,091	—
Multi-family	—	—	—	—	—	1,222,313	1,222,313	—
Construction	—	—	—	—	—	408,944	408,944	—
Total mortgage loans	6,664	4,075	11,409	—	22,148	5,270,870	5,293,018	1,522
Commercial loans	13,793	1	23,086	—	36,880	1,666,789	1,703,669	1,344
Consumer loans	1,707	661	844	—	3,212	376,385	379,597	664
Total gross loans	$22,164	4,737	35,339	—	62,240	7,314,044	7,376,284	3,530

	December 31, 2019
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$5,905	2,579	8,543	—	17,027	1,060,662	1,077,689	2,989
Commercial	—	—	5,270	—	5,270	2,573,123	2,578,393	—
Multi-family	—	—	—	—	—	1,225,551	1,225,551	—
Construction	—	—	—	—	—	429,812	429,812	—
Total mortgage loans	5,905	2,579	13,813	—	22,297	5,289,148	5,311,445	2,989
Commercial loans	2,383	95	25,160	—	27,638	1,607,121	1,634,759	3,238
Consumer loans	1,276	337	1,221	—	2,834	388,526	391,360	569
Total gross loans	$9,564	3,011	40,194	—	52,769	7,284,795	7,337,564	6,796

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $35.3 million and $40.2 million at March 31, 2020 and December 31, 2019, respectively. Included in non-accrual loans were $16.0 million and $13.1 million of loans which were less than 90 days past due at March 31, 2020 and December 31, 2019, respectively. There were no loans 90 days or greater past due and still accruing interest at March 31, 2020 or December 31, 2019.

Management has elected not to measure an allowance for credit losses for accrued interest receivables related to its loan portfolio as its policy is to write-off uncollectible accrued interest receivable balances in a timely manner. Accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status.
The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million, for which, based on current information, the Bank does not expect to collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). An allowance for impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analysis of collateral-dependent loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral-dependent loan and updated annually, or more frequently if required.
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company estimates expected credit losses based on the collateral’s fair value less cost to sell. A specific allocation of the allowance for credit losses is established for each collateral-dependent loan with a carrying balance greater than the collateral’s fair value, less estimated costs to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. At each fiscal quarter end, if a loan is designated as collateral-dependent and the third-party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses as a result of this process.
At March 31, 2020, there were 158 impaired loans totaling $65.7 million. Included in this total were 129 TDRs related to 125 borrowers totaling $39.1 million that were performing in accordance with their restructured terms and which continued to accrue interest at March 31, 2020. At December 31, 2019, there were 158 impaired loans totaling $70.6 million, of which 147 loans totaling $48.3 million were TDRs. Included in this total were 133 TDRs related to 128 borrowers totaling $42.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2019.
At March 31, 2020 and December 31, 2019, the Company had $15.9 million and $20.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent impaired loans at March 31, 2020 consisted of $12.8 million in commercial loans, $3.0 million in residential real estate loans, and $174,000 in consumer loans. The collateral for these impaired loans was primarily real estate.

The activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

Three months ended March 31,	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
2020
Balance at beginning of period	$25,511	28,263	1,751	55,525
Retained earnings (due to initial CECL adoption)	14,188	(9,974)	3,706	7,920
Provision charged (credited) to operations	7,710	7,619	(629)	14,700
Recoveries of loans previously charged-off	93	313	123	529
Loans charged-off	(2)	(3,380)	(149)	(3,531)
Balance at end of period	$47,500	22,841	4,802	75,143

2019
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision (credited) charged to operations	(982)	1,282	(100)	200
Recoveries of loans previously charged-off	230	52	130	412
Loans charged-off	—	(676)	(145)	(821)
Balance at end of period	$26,926	26,351	2,076	55,353
As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans. For the three months ended March 31, 2020, the Company recorded a $14.7 million provision for credit losses on loans. The increase in provision for credit losses for the quarter resulted primarily from the impact of reserve build related to the COVID-19 pandemic, with the largest increase in the commercial loans and commercial real estate portfolios.
The following table illustrates the impact of the January 1, 2020 adoption of CECL on the loan portfolio:

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,411	5,539
Commercial	17,118	12,885	4,233
Multi-family	9,519	3,370	6,149
Construction	4,152	5,885	(1,733)
Total mortgage loans	39,739	25,551	14,188
Commercial loans	18,254	28,228	(9,974)
Consumer loans	5,452	1,746	3,706
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$39,592	24,026	2,114	65,732
Collectively evaluated for impairment	5,253,426	1,679,643	377,483	7,310,552
Total gross loans	$5,293,018	1,703,669	379,597	7,376,284

	December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$39,910	28,357	2,374	70,641
Collectively evaluated for impairment	5,271,535	1,606,402	388,986	7,266,923
Total gross loans	$5,311,445	1,634,759	391,360	7,337,564
The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	March 31, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,590	4,073	36	5,699
Collectively evaluated for impairment	45,910	18,768	4,766	69,444
Total gross loans	$47,500	22,841	4,802	75,143

	December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,580	3,462	25	5,067
Collectively evaluated for impairment	23,931	24,801	1,726	50,458
Total gross loans	$25,511	28,263	1,751	55,525
Loan modifications to borrowers experiencing financial difficulties that are considered TDRs primarily involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. These modifications generally do not result in the forgiveness of principal or accrued interest. In addition, management attempts to obtain additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
The following tables present the number of loans modified as TDRs during the three months ended March 31, 2020 and 2019, along with their balances immediately prior to the modification date and post-modification as of March 31, 2020 and 2019 (dollars in thousands):

	For the three months ended
	March 31, 2020			March 31, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Commercial	—	$—	—	1	$14,010	14,010
Total mortgage loans	—	—	—	1	14,010	14,010
Commercial loans	2	746	731	4	2,013	2,013
Total restructured loans	2	$746	$731	5	$16,023	$16,023
All TDRs are impaired loans, which are individually evaluated for impairment. During the three months ended March 31, 2020 $2.7 million of charge-offs were recorded on collateral-dependent impaired loans. For the three months ended March 31, 2020, the allowance for loan losses associated with the TDRs presented in the preceding tables totaled $448,000 and was included in the allowance for loan losses for loans individually evaluated for impairment.
The TDRs presented in the preceding tables had a weighted average modified interest rate of approximately 6.99% compared to a weighted average rate of 7.19% prior to modification, for the three months ended March 31, 2020.
The following table presents loans modified as TDRs within the previous 12 months from March 31, 2020 and 2019, and for which there was a payment default (90 days or more past due) at the quarter ended March 31, 2020 and 2019.

	March 31, 2020		March 31, 2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Commercial loans	—	$—	3	$540
Total restructured loans	—	$—	3	$540

There were no loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending March 31, 2020. There were three payment defaults (90 days or more past due) to one borrower for loans modified as TDRs within the 12 month period ending March 31, 2019. For TDR’s that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2019, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. All loans considered to be PCI prior to January 1, 2020 were converted to purchased credit deteriorated ("PCD") loans on that date. PCD loans totaled $737,000 at March 31, 2020. Subsequent to January 1, 2020, should the Company acquire loans that experience more-than-insignificant deterioration in credit quality since origination, these loans will be classified as PCD.

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCD loans (in thousands):

	March 31, 2020					December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$12,644	10,187	—	10,257	118	13,478	10,739	—	10,910	533
Commercial	14,295	14,180	—	14,183	128	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	26,939	24,367	—	24,440	246	13,478	10,739	—	10,910	533
Commercial loans	3,943	2,135	—	3,417	18	3,927	3,696	—	4,015	17
Consumer loans	1,661	1,128	—	1,139	17	2,086	1,517	—	1,491	86
Total impaired loans	$32,543	27,630	—	28,996	281	19,491	15,952	—	16,416	636

Loans with an allowance recorded
Mortgage loans:
Residential	$10,777	10,273	876	10,308	112	10,860	10,326	829	10,454	428
Commercial	4,828	4,828	694	4,832	14	18,845	18,845	751	18,862	569
Multi-family	182	124	20	124	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—
Total	15,787	15,225	1,590	15,264	126	29,705	29,171	1,580	29,316	997
Commercial loans	24,763	21,891	4,073	24,152	104	27,762	24,661	3,462	27,527	444
Consumer loans	997	986	36	8,560	11	868	857	25	878	46
Total impaired loans	$41,547	38,102	5,699	47,976	241	58,335	54,689	5,067	57,721	1,487

Total impaired loans
Mortgage loans:
Residential	$23,421	20,460	876	20,565	230	24,338	21,065	829	21,364	961
Commercial	19,123	19,008	694	19,015	142	18,845	18,845	751	18,862	569
Multi-family	182	124	20	124	—	—	—	—	—	—
Total	42,726	39,592	1,590	39,704	372	43,183	39,910	1,580	40,226	1,530
Commercial loans	28,706	24,026	4,073	27,569	122	31,689	28,357	3,462	31,542	461
Consumer loans	2,658	2,114	36	9,699	28	2,954	2,374	25	2,369	132
Total impaired loans	$74,090	65,732	5,699	76,972	522	77,826	70,641	5,067	74,137	2,123
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $5.7 million at March 31, 2020 and $5.1 million at December 31, 2019. At March 31, 2020 and December 31, 2019, impaired loans for which there was no related allowance for credit losses totaled $27.6 million and $16.0 million, respectively. The average balance of impaired loans for the three months ended March 31, 2020 and December 31, 2019 was $77.0 million and $74.1 million, respectively.
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
In response to the COVID-19 pandemic and its adverse economic impact on both our commercial and retail borrowers, we implemented a short-term modification program to defer principal or principal and interest payments for up to 90 days to borrowers directly impacted by the pandemic and who were not more than 30 days past due as of December 31, 2019 all in accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. As of April 28, 2020, deferred payment relief had been provided to 638 borrowers representing total principal loan balances of $889.0 million.
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration. As of April 28, 2020 the Company secured 820 PPP loans for its customers totaling $377.5 million.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades:

	Total Portfolio as of March 31, 2020
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$4,075	19,848	—	—	23,923	114,858	661	139,442
Substandard	9,050	12,722	124	6,181	28,077	51,689	1,032	80,798
Doubtful	—	—	—	—	—	732	—	732
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	13,125	32,570	124	6,181	52,000	167,279	1,693	220,972
Pass/Watch	1,093,545	2,522,521	1,222,189	402,763	5,241,018	1,536,390	377,904	7,155,312
Total gross loans	$1,106,670	2,555,091	1,222,313	408,944	5,293,018	1,703,669	379,597	7,376,284

2020
Special mention	$—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—		—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	—	—	—	—	—	—	—	—
Pass/Watch	67,775	99,722	34,785	2,005	204,287	59,721	8,587	272,595
Total gross loans	$67,775	99,722	34,785	2,005	204,287	59,721	8,587	272,595

2019
Special mention	$—	—	—	—	—	1,231	—	1,231
Substandard	—	—	—	—	—	228	—	228
Doubtful	—	—		—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	—	—	—	—	—	1,459	—	1,459
Pass/Watch	155,718	505,804	141,727	143,297	946,546	231,465	55,899	1,233,910
Total gross loans	$155,718	505,804	141,727	143,297	946,546	232,924	55,899	1,235,369

2018
Special mention	$—	—	—	—	—	4,656	—	4,656
Substandard	—	—	—	—	—	757	—	757

Doubtful	—	—		—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	—	—	—	—	—	5,413	—	5,413
Pass/Watch	96,683	357,530	115,282	188,523	758,018	195,828	48,203	1,002,049
Total gross loans	$96,683	357,530	115,282	188,523	758,018	201,241	48,203	1,007,462

2017
Special mention	$—	220	—	—	220	3,204	—	3,424
Substandard	568	995	—	—	1,563	8,264	—	9,827
Doubtful	—	—		—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	568	1,215	—	—	1,783	11,468	—	13,251
Pass/Watch	92,471	399,107	136,620	68,938	697,136	207,256	38,057	942,449
Total gross loans	$93,039	400,322	136,620	68,938	698,919	218,724	38,057	955,700

2016 and prior
Special mention	$4,075	19,628	—	—	23,703	105,767	661	130,131
Substandard	8,482	11,727	124	6,181	26,514	42,440	1,032	69,986
Doubtful	—	—		—	—	732	—	732
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,557	31,355	124	6,181	50,217	148,939	1,693	200,849
Pass/Watch	680,898	1,160,358	793,775	—	2,635,031	842,120	227,158	3,704,309
Total gross loans	$693,455	1,191,713	793,899	6,181	2,685,248	991,059	228,851	3,905,158

	Total Portfolio as of December 31, 2019
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,402	46,758	—	—	49,160	79,248	286	128,694
Substandard	10,204	13,458	—	6,181	29,843	57,015	1,668	88,526
Doubtful	—	—	—	—	—	836	—	836
Loss	—	—	—	—	—	—	—	—
Total classified and criticized	12,606	60,216	—	6,181	79,003	137,099	1,954	218,056
Pass/Watch	1,065,083	2,518,177	1,225,551	423,631	5,232,442	1,497,660	389,406	7,119,508
Total gross loans	$1,077,689	2,578,393	1,225,551	429,812	5,311,445	1,634,759	391,360	7,337,564

Note 5. Deposits
Deposits at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Savings	$990,844	983,714
Money market	1,782,445	1,738,202
NOW	2,164,779	2,092,413
Non-interest bearing	1,575,926	1,554,253
Certificates of deposit	696,766	734,027
Total deposits	$7,210,760	7,102,609

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
Net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2020 and 2019 includes the following components (in thousands):

	Three months ended March 31,
	Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019
Service cost	$—	—	20	20
Interest cost	250	300	178	210
Expected return on plan assets	(737)	(641)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of the net loss (gain)	174	254	(62)	(207)
Net periodic (decrease) increase in benefit cost	$(313)	(87)	136	23
In its consolidated financial statements for the year ended December 31, 2019, the Company previously disclosed that it does not expect to contribute to the pension plan in 2020. As of March 31, 2020, no contributions have been made to the pension plan.
The net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three months ended March 31, 2020 was calculated using the January 1, 2020 pension and other post-retirement benefits actuarial valuations.
Note 7. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2020
In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 had the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In April 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition and measurement. The most significant provisions of this ASU relate to how companies will estimate expected credit losses under Topic 326 by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. ASU No. 2019-04 is effective for reporting periods beginning January 1, 2020. The adoption of this guidance had no impact related to Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments on the Company’s consolidated financial statements. At January 1, 2020, a $1.3 million allowance was recorded related to extensions on construction loans and is reflected below in the ASU 2016-13 calculation.

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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. This also applies to off-balance sheet credit exposures, which includes loan commitments, unused lines of credit and other similar instruments. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU was permitted for fiscal years beginning after December 15, 2018. The adoption of ASU 2016-13 involves changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model (“CECL”), which encompasses allowances for losses expected to be incurred over the life of the portfolio. The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be recorded with previously applicable GAAP. The Company recorded a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures, which resulted in an $8.3 million cumulative effect adjustment decrease, net of tax to retained earnings. With regard to regulatory capital, the Company has elected to utilize the five-year CECL transition, which gives the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, "Reference Rate Reform (Topic 848)" ("ASU 2020-04") provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or re-measurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than the extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on the Company's business operations and consolidated financial statements.

Note 8. Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
On January 1, 2020, the Company adopted CECL, which replaces the incurred loss methodology with an expected loss methodology and applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of this new standard resulted in the Company recording a $3.2 million increase to the allowance for credit losses on off-balance sheet credit exposures with a corresponding cumulative effect adjustment to decrease retained earnings $2.4 million, net of income taxes.
Management analyzes the Company's exposure to credit losses for both on-balance sheet and off-balance sheet activity using a consistent methodology for the quantitative framework as well as the qualitative framework. For purposes of estimating the allowance for credit losses for off-balance sheet credit exposures, the exposure at default includes an estimated drawdown of unused credit based on historical credit utilization factors and current loss factors, resulting in a proportionate amount of expected credit losses.
The following table illustrates the impact of the January 1, 2020 adoption of CECL on off-balance sheet credit exposures:

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Liabilities
Allowance for credit losses on off-balance sheet credit exposure	$3,206	—	3,206
For the three months ended March 31, 2020, the Company recorded a $1.0 million provision for credit losses on off-balance sheet credit exposures.

Note 9. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of March 31, 2020 and December 31, 2019.
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
The Company also uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges, and which satisfy hedge accounting requirements, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. These derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings. The change in the fair value of these derivatives is recorded in accumulated other comprehensive income, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The fair value of the Company's derivatives is determined using discounted cash flow analysis using observable market-based inputs, which are considered Level 2 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of March 31, 2020 and December 31, 2019.
Collateral-Dependent Impaired Loans
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
Foreclosed Assets
Assets acquired through foreclosure or deed in lieu of foreclosure are carried at fair value, less estimated costs, which range between 5% and 10%. Fair value is generally based on independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments, on an individual case basis, to comparable assets based on the appraisers’ market knowledge and experience, and are classified as Level 3. When an asset is acquired, the excess of the loan balance over fair value less estimated selling costs is charged to the allowance for credit losses. A reserve for foreclosed assets may be established to provide for possible write-downs and selling costs that occur subsequent to foreclosure. Foreclosed assets are carried net of the related reserve. Operating results from real estate owned, including rental income, operating expenses, and gains and losses realized from the sales of real estate owned, are recorded as incurred.
There were no changes to the valuation techniques for fair value measurements as of March 31, 2020 and December 31, 2019.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Fair Value Measurements at Reporting Date Using:
(In thousands)	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$960,177	—	960,177	—
State and municipal obligations	4,049	—	4,049	—
Corporate obligations	25,607	—	25,607	—
Total available for sale debt securities	$989,833	—	989,833	—
Equity securities	685	685	—	—
Derivative assets	111,608	—	111,608	—
	$1,102,126	685	1,101,441	—

Derivative liabilities	$120,176	—	120,176	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$15,895	—	—	15,895
Foreclosed assets	4,219	—	—	4,219
	$20,114	—	—	20,114

	Fair Value Measurements at Reporting Date Using:
(In thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$947,430	—	947,430	—
State and municipal obligations	4,079	—	4,079	—
Corporate obligations	25,410	—	25,410	—
Total available for sale debt securities	$976,919	—	976,919	—
Equity Securities	825	825	—	—
Derivative assets	39,305	—	39,305	—
	$1,017,049	825	1,016,224	—

Derivative liabilities	$39,356	—	39,356	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$20,403	—	—	20,403
Foreclosed assets	2,715	—	—	2,715
	$23,118	—	—	23,118
There were no transfers between Level 1, Level 2 and Level 3 during the three and three months ended March 31, 2020.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.

Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at March 31, 2020 and December 31, 2019 was $128.7 million and $77.0 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
Held to Maturity Debt Securities, Net of Allowance for Credit Losses
For held to maturity debt securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. As the Company is responsible for the determination of fair value, it performs quarterly analysis of the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service. The Company also holds debt instruments issued by the U.S. government and U.S. government agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 within the fair value hierarchy.
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
The following tables present the Company’s financial instruments at their carrying and fair values as of March 31, 2020 and December 31, 2019. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$370,577	370,577	370,577	—	—
Available for sale debt securities:
Mortgage-backed securities	960,177	960,177	—	960,177	—
State and municipal obligations	4,049	4,049	—	4,049	—
Corporate obligations	25,607	25,607	—	25,607	—
Total available for sale debt securities	$989,833	989,833	—	989,833	—
Held to maturity debt securities, net of allowance for credit losses
Agency obligations	7,417	7,432	7,432	—	—
Mortgage-backed securities	104	108	—	108	—
State and municipal obligations	428,611	442,366	—	442,366	—
Corporate obligations	9,312	9,318	—	9,318	—
Total held to maturity debt securities, net of allowance for credit losses	$445,444	459,224	7,432	451,792	—
FHLBNY stock	61,198	61,198	61,198	—	—
Equity Securities	685	685	685	—	—
Loans, net of allowance for credit losses	7,296,901	7,513,881	—	—	7,513,881
Derivative assets	111,608	111,608	—	111,608	—

Financial liabilities:
Deposits other than certificates of deposits	$6,513,994	6,513,994	6,513,994	—	—
Certificates of deposit	696,766	696,151	—	696,151	—
Total deposits	$7,210,760	7,210,145	6,513,994	696,151	—
Borrowings	1,213,777	1,223,866	—	1,223,866	—
Derivative liabilities	120,176	120,176	—	120,176	—

		Fair Value Measurements at December 31, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,748	186,748	186,748	—	—
Available for sale debt securities:
Mortgage-backed securities	947,430	947,430	—	947,430	—
State and municipal obligations	4,079	4,079	—	4,079	—
Corporate obligations	25,410	25,410	—	25,410	—
Total available for sale debt securities	$976,919	976,919	—	976,919	—
Held to maturity debt securities:
Agency obligations	$6,599	6,601	6,601	—	—
Mortgage-backed securities	118	122	—	122	—
State and municipal obligations	437,074	451,353	—	451,353	—
Corporate obligations	9,838	9,890	—	9,890	—
Total held to maturity debt securities	$453,629	467,966	6,601	461,365	—
FHLBNY stock	57,298	57,298	57,298	—	—
Equity Securities	825	825	825	—	—
Loans, net of allowance for credit losses	7,277,360	7,296,744	—	—	7,296,744
Derivative assets	39,305	39,305	—	39,305	—

Financial liabilities:
Deposits other than certificates of deposits	$6,368,582	6,368,582	6,368,582	—	—
Certificates of deposit	734,027	734,047	—	734,047	—
Total deposits	$7,102,609	7,102,629	6,368,582	734,047	—
Borrowings	1,125,146	1,127,569	—	1,127,569	—
Derivative liabilities	39,356	39,356	—	39,356	—

Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive income, both gross and net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains on available for sale debt securities:
Net unrealized gains arising during the period	$22,563	(5,817)	16,746	10,417	(2,839)	7,578
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	22,563	(5,817)	16,746	10,417	(2,839)	7,578
Unrealized losses on derivatives (cash flow hedges)	(7,697)	1,984	(5,713)	(432)	118	(314)
Amortization related to post-retirement obligations	112	(28)	84	(16)	4	(12)
Total other comprehensive income	$14,978	(3,861)	11,117	9,969	(2,717)	7,252

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended March 31,
	2020				2019
	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized (Losses) Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Loss
Balance at December 31,	$8,746	(5,240)	315	3,821	(9,605)	(3,625)	894	(12,336)
Current - period other comprehensive income (loss)	16,746	84	(5,713)	11,117	7,578	(12)	(314)	7,252
Balance at March 31,	$25,492	(5,156)	(5,398)	14,938	(2,027)	(3,637)	580	(5,084)

The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three months ended March 31, 2020 and 2019 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended March 31,		Affected line item in the Consolidated Statement of Income
	2020	2019
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$112	47	Compensation and employee benefits (1)
	(28)	(13)	Income tax expense
Total reclassification	$84	34	Net of tax
(1) This item is included in the computation of net periodic benefit cost. See Note 6. Components of Net Periodic Benefit Cost.

Note 11. Derivative and Hedging Activities
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. The collateral exceeds the maximum potential amount of future payments under the credit derivative. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At March 31, 2020 and December 31, 2019, the Company had 116 and 92 interest rate swaps, respectively, with aggregate notional amounts of $1.97 billion and $1.61 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs") with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPA's are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPA's, the Company will either receive or make a payment if a borrower defaults on the related interest rate contract. At March 31, 2020 and December 31, 2019, the Company had 13 credit derivatives, with aggregate notional amounts of $106.8 million and $106.0 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At March 31, 2020 and December 31, 2019, the fair value of these credit derivatives were $90,000 and $47,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2020 and 2019, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense. As of March 31, 2020, the Company had nine outstanding interest rate derivatives with an aggregate notional amount of $290.0 million that were designated as a cash flow hedge of interest rate risk.
The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019 (in thousands):

	At March 31, 2020
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$118,787	Other liabilities	120,176
Credit contracts	Other assets	90	Other liabilities	—
Total derivatives not designated as a hedging instrument		$118,877		120,176

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$(7,269)	Other liabilities	—
Total derivatives designated as a hedging instrument		$(7,269)		—

	At December 31, 2019
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$38,830	Other liabilities	39,356
Credit contracts	Other assets	47	Other liabilities	—
Total derivatives not designated as a hedging instrument		$38,877		39,356

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$428	Other liabilities	—
Total derivatives designated as a hedging instrument		$428		—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three months ended March 31, 2020 and 2019 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	March 31, 2020	March 31, 2019
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(819)	(673)
Credit contracts	Other income	(1)	(4)
Total		$(820)	(677)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$106	162
Total		$106	162

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
At March 31, 2020, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $127.7 million at March 31, 2020. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $128.7 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.
Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months ended March 31, 2020 and 2019, the out-of-scope revenue related to financial instruments was 84% and 88% of the Company's total revenue, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams can generally be classified into wealth management revenue and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in-thousands)	2020	2019
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,251	4,079
Banking service charges and other fees:
Service charges on deposit accounts	2,977	3,191
Debit card and ATM fees	1,210	1,307
Total banking service charges and other fees	4,187	4,498
Total in-scope non-interest income	10,438	8,577
Total out-of-scope non-interest income	6,553	3,611
Total non-interest income	$16,991	12,188

Wealth management fee income represents fees earned from customers as consideration for asset management, investment advisory and trust services. The Company’s performance obligation is generally satisfied monthly and the resulting fees are recognized monthly. The fee is generally based upon the average market value of the assets under management ("AUM") for the month and the applicable fee rate. For customers acquired in the April 1, 2019, T&L transaction, the fee is based upon AUM at the end of the preceding quarter and the applicable fee rate. The monthly accrual of wealth management fees is recorded in other assets on the Company's Consolidated Statements of Financial Condition. Fees are received from the customer either on a quarterly or monthly basis. The Company does not earn performance-based incentives. To a lesser extent, optional services such as tax return preparation and estate settlement are also available to existing customers. The Company’s performance obligation for these transaction-based services are generally satisfied, and related revenue recognized, at either a point in time when the service is completed, or in the case of estate settlement, over a relatively short period of time, as each service component is completed.
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
Note 13. Leases
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
Also, on January 1, 2019, the Company had $5.9 million of net deferred gains associated with several sale and leaseback transactions executed prior to the adoption of ASU 2016-02. In accordance with the guidance, these net deferred gains were adjusted, net of income tax, as a cumulative-effect adjustment to opening retained earnings.
All of the leases in which the Company is the lessee are classified as operating leases and are primarily comprised of real estate properties for branches and administrative offices with terms extending through 2040.
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at March 31, 2020 (in thousands):

	Classification	March 31, 2020	December 31, 2019
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$40,110	$41,754
Lease Liabilities:
Operating lease liabilities	Other liabilities	$41,144	$42,815
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
At March 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.4 years and 3.48%, respectively.
The following table represents lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

(in-thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Lease Costs:
Operating lease cost	$2,130	$2,050
Variable lease cost	607	760
Total Lease Cost	$2,737	$2,810

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,125	$2,044
During the three months ended March 31, 2020, the Company did not enter into any new lease obligations.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

(in-thousands)	Operating Leases
Twelve months ended:
Remainder of 2020	$6,274
2021	6,085
2022	5,257
2023	4,747
2024	4,346
Thereafter	22,195
Total future minimum lease payments	48,904
Amounts representing interest	7,760
Present value of net future minimum lease payments	$41,144

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In addition, the COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to a decline in our stock price; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.
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
Acquisition
SB One Bancorp Acquisition
On March 11, 2020, the Company entered into a definitive merger agreement pursuant to which SB One Bancorp ("SB One") will merge with and into the Company, and SB One Bank, a wholly owned subsidiary of SB One, will merge with and into Provident Bank, a wholly owned subsidiary of the Company. The merger agreement has been unanimously approved by the boards of directors of both companies. The actual value of the Company’s common stock to be recorded as consideration in the Merger will be based on the closing price of Company’s common stock at the time of the Merger completion date. Under the Merger Agreement, each share of SB One common stock will be exchanged for 1.357 shares of the Company's common stock plus cash in lieu of fractional shares. The merger is expected to close in the third quarter of 2020, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of SB One. At December 31, 2019, SB One had $2.0 billion in assets and operated 18 full-service banking offices in New Jersey and New York.
Acquisition of Tirschwell & Loewy, Inc.
On April 1, 2019, Beacon Trust Company ("Beacon") completed its acquisition of certain assets of Tirschwell & Loewy, Inc. ("T&L"), a New York City-based independent registered investment adviser. Beacon is a wholly owned subsidiary of Provident Bank. This acquisition expanded the Company’s wealth management business by $822.4 million of assets under management at the time of acquisition.
The T&L acquisition was accounted for under the acquisition method of accounting. The Company recorded goodwill of $8.2 million, a customer relationship intangible of $12.6 million and $800,000 of other identifiable intangibles related to the acquisition. In addition, the Company recorded a contingent consideration liability at its fair value of $6.6 million. The contingent consideration arrangement requires the Company to pay additional cash consideration to T&L's former stakeholders over a three-year period after the closing date of the acquisition if certain financial and business retention targets are met. The acquisition agreement limits the total additional payment to a maximum of $11.0 million, to be determined based on actual future results. The total cost of the T&L acquisition was $21.6 million, which included cash consideration of $15.0 million and contingent consideration with a fair value of $6.6 million. Tangible assets acquired were nominal, and no liabilities were assumed in the T&L acquisition. The goodwill recorded in the transaction is deductible for tax purposes.
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted in the first quarter of 2020 due to worsening economic conditions and declining asset valuations attributable to the COVID-19 pandemic, management has not identified a reduction in assets under management due to a declining customer base. Therefore, the $9.4 million fair value of the contingent liability was unchanged at March 31, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
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
•Adequacy of the allowance for credit losses; and
•Valuation of deferred tax assets
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. It also applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures. The adoption of the standard did not result in a change to the Company's results of operations upon adoption as it was recorded as an $8.3 million cumulative effect adjustment, net of income taxes, to retained earnings.
The calculation of the allowance for credit losses is a critical accounting policy of the Company. CECL requires the use of projected macroeconomic factors. The Company's current forecast period is six quarters, with a four quarter reversion period to macroeconomic variables’ means. The Company's economic forecast is approved by the Company's Asset-Liability Committee. The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. The analysis of the allowance for credit losses has two elements: loans collectively evaluated for impairment and loans individually evaluated for impairment. As part of its evaluation of the adequacy of the allowance for credit losses, each quarter Management prepares an analysis that segments the entire loan portfolio by loan type into groups of loans that share common attributes and risk characteristics. The allowance for credit losses collectively evaluated for impairment consists of a quantitative loss factor and a qualitative adjustment component. Management estimates the quantitative component by segmenting the loan portfolio and employing a discounted cash flow ("DCF") model framework to estimate the allowance for credit losses on the loan portfolio. The CECL estimate incorporates life-of-loan aspects through this DCF approach. For each segment, this approach compares each loan’s amortized cost to the present value of its contractual cash flows adjusted for projected credit losses, prepayments and curtailments to determine the appropriate reserve for that loan. Quantitative loss factors will be evaluated at least annually. Management completed its initial development and evaluation of its quantitative loss factors at January 1, 2020. Qualitative adjustments give consideration to other qualitative factors such as trends in industry conditions, effects of changes in credit concentrations, changes in the Company’s loan review process, changes in the Company's loan policies and procedures, economic forecast uncertainty and model imprecision. Qualitative adjustments reflect risks in the loan portfolio not captured by the quantitative loss factors. Qualitative adjustments are recalibrated at least annually and evaluated quarterly. The reserves resulting from the application of both of these sets of loss factors are combined to arrive at the allowance for credit losses on loans collectively evaluated for impairment.
The allowance for credit losses on loans individually evaluated for impairment is based upon loans that have been identified through the Company’s normal loan review process. This process includes the review of delinquent and problem loans at the Company’s Delinquency, Credit, Credit Risk Management and Allowance Committees. Generally, the Company only evaluates loans individually for impairment if the loan is non-accrual, non-homogeneous and the balance is at least $1.0 million, or if the loan was modified in a troubled debt restructuring.
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment or a protracted period of elevated unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, credit losses and higher levels of provisions. Accordingly, the Company has provided for current expected credit losses at the current expected level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level given current and forecasted economic conditions, interest rates and the composition of the portfolio.
Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment and economic forecast. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to forecasted economic factors, historical loss experience and other factors. Such estimates and assumptions are adjusted when facts and circumstances dictate. Illiquid credit markets, volatile securities markets, and declines in the housing and commercial real estate markets and the economy in general can combine to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term change.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at March 31, 2020 or December 31, 2019.
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND DECEMBER 31, 2019
Total assets at March 31, 2020 were $10.08 billion, a $276.3 million increase from December 31, 2019. The increase in total assets was primarily due to a $183.8 million increase in cash and cash equivalents, a $65.9 million increase in other assets, a $39.2 million increase in total loans and an $8.5 million increase in total investments. The increase in other assets was largely due to an increase in the valuation of the Company's derivative portfolio.
The Company’s loan portfolio increased $39.2 million to $7.37 billion at March 31, 2020, from $7.33 billion at December 31, 2019. For the three months ended March 31, 2020, loan originations, excluding advances on lines of credit, totaled $354.9 million, compared with $293.9 million for the same period in 2019. During the three months ended March 31, 2020, the loan portfolio had net increases of $68.9 million in commercial loans and $29.0 million in residential mortgage loans, partially offset by net decreases of $23.3 million in commercial mortgage loans, $20.9 million in construction loans, $11.8 million in consumer loans and $3.2 million in multi-family mortgage loans. Commercial real estate, commercial and construction loans represented 79.8% of the loan portfolio at March 31, 2020, compared to 80.0% at December 31, 2019.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $219.5 million and $115.9 million, respectively, at March 31, 2020, compared to $213.2 million and $105.3 million, respectively, at December 31, 2019. No SNCs were 90 days or more delinquent at March 31, 2020.
The Company had outstanding junior lien mortgages totaling $140.5 million at March 31, 2020. Of this total, 7 loans totaling $182,000 were 90 days or more delinquent. These loans were allocated total loss reserves of $32,000.
The following table sets forth information regarding the Company’s non-performing assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Mortgage loans:
Residential	$6,145	8,543
Commercial	5,264	5,270
Total mortgage loans	11,409	13,813
Commercial loans	23,086	25,160
Consumer loans	844	1,221
Total non-performing loans	35,339	40,194
Foreclosed assets	4,219	2,715
Total non-performing assets	$39,558	42,909

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Mortgage loans:
Residential	$4,075	2,579
Total mortgage loans	4,075	2,579
Commercial loans	1	95
Consumer loans	661	337
Total 60-89 day delinquent loans	$4,737	3,011
At March 31, 2020, the allowance for credit losses totaled $75.1 million, or 1.02% of total loans, compared to $55.5 million, or 0.76% of total loans, prior to the adoption of CECL at December 31, 2019. Total non-performing loans were $35.3 million, or 0.48% of total loans at March 31, 2020, compared to $40.2 million, or 0.55% of total loans at December 31, 2019. The $4.9 million decrease in non-performing loans consisted of a $2.4 million decrease in non-performing residential loans, a $2.1 million decrease in non-performing commercial loans and a $377,000 decrease in non-performing consumer loans. Non-performing loans do not include $737,000 of purchased credit deteriorated ("PCD") loans acquired from Team Capital Bank in 2014.
At March 31, 2020 and December 31, 2019, the Company held $4.2 million and $2.7 million of foreclosed assets, respectively. During the three months ended March 31, 2020, there were two additions to foreclosed assets with an aggregate carrying value of $2.1 million, valuation charges of $353,000 and one property sold with a carrying value of $227,000. Foreclosed assets at March 31, 2020 consisted of $2.0 million of residential real estate, $500,000 of commercial real estate and $1.8 million of commercial vehicles.
Non-performing assets totaled $39.6 million, or 0.39% of total assets at March 31, 2020, compared to $42.9 million, or 0.44% of total assets at December 31, 2019.
Cash and cash equivalents were $370.6 million at March 31, 2020, a $183.8 million increase from December 31, 2019 as a result of increases in cash collateral pledged to secure loan level swaps and short-term investments.
Total investments were $1.50 billion at March 31, 2020, an $8.5 million increase from December 31, 2019. This increase was largely due to purchases of mortgage-backed and municipal securities and an increase in unrealized gains on available for sale debt securities, partially offset by repayments of mortgage-backed securities, and maturities and calls of certain municipal and agency bonds.
Total deposits increased $108.2 million during the three months ended March 31, 2020 to $7.21 billion. Total core deposits, consisting of savings and demand deposits, increased $145.4 million to $6.51 billion at March 31, 2020, while total time deposits decreased $37.3 million to $696.8 million at March 31, 2020. The increase in core deposits was attributable to a $72.4 million increase in interest bearing demand deposits, a $44.2 million increase in money market deposits, a $21.7 million increase in non-interest bearing demand deposits and a $7.1 million increase in savings deposits. The decrease in time deposits was the result of a $23.1 million decrease in retail time deposits and a $14.2 million decrease in brokered deposits. Core deposits represented 90.3% of total deposits at March 31, 2020, compared to 89.7% at December 31, 2019.
Borrowed funds increased $88.6 million during the three months ended March 31, 2020, to $1.21 billion. The increase in borrowings for the period was a function of asset funding requirements. Borrowed funds represented 12.0% of total assets at March 31, 2020, a increase from 11.5% at December 31, 2019.
Stockholders’ equity decreased $1.3 million during the three months ended March 31, 2020, to $1.41 billion, primarily due to dividends paid to stockholders, the adoption of CECL on January 1, 2020 and the related charge to equity of $8.3 million, net of tax, to establish initial allowances against credit losses and off-balance sheet credit exposures under the new accounting standard and common stock repurchases, partially offset by net income earned for the period and an increase in unrealized gains on available for sale debt securities. For the three months ended March 31, 2020, common stock repurchases totaled 286,816 shares at an average cost of $20.72, of which 48,038 shares, at an average cost of $19.89, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At March 31, 2020, 1.3 million shares remained eligible for repurchase under the current stock repurchase authorization.
Book value per share and tangible book value per share at March 31, 2020 were $21.48 and $14.84, respectively, compared with $21.49 and $14.85, respectively, at December 31, 2019. Tangible book value per share is a non-GAAP financial measure.

The following table reconciles book value per share to tangible book value per share and the associated calculations (in thousands, except per share data):

	March 31, 2020	December 31, 2019
Total stockholders' equity	$1,412,589	1,413,840
Less: Total intangible assets	436,278	437,019
Total tangible stockholders' equity	$976,311	976,821

Shares outstanding at March 31, 2020 and December 31, 2019	65,770,728	65,787,900

Book value per share (total stockholders' equity/shares outstanding)	$21.48	21.49
Tangible book value per share (total tangible stockholders' equity/shares outstanding)	$14.84	14.85
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
Cash flows from loan payments and maturing investment securities are generally fairly predictable sources of funds. Changes in interest rates, local economic conditions and the competitive marketplace can influence the repayment of loan principal, loan prepayments, prepayments on mortgage-backed securities and deposit flows.

In response to the COVID-19 pandemic, the Company has escalated the monitoring of deposit behavior, utilization of credit lines, and borrowing capacity with the FHLBNY and FRBNY, and is maximizing its collateral position with these funding sources.
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
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital as compared to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company has elected to utilize the five-year CECL transition.

As of March 31, 2020, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	March 31, 2020
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$379,792	4.00%	$379,792	4.00%	$880,226	9.27%
Common equity Tier 1 risk-based capital	354,583	4.50	551,573	7.00	880,226	11.17
Tier 1 risk-based capital	472,777	6.00	669,768	8.50	880,226	11.17
Total risk-based capital	630,370	8.00	827,360	10.50	944,310	11.98

Company:
Tier 1 leverage capital	$379,831	4.00%	$379,831	4.00%	$969,965	10.21%
Common equity Tier 1 risk-based capital	354,622	4.50	551,634	7.00	969,965	12.31
Tier 1 risk-based capital	472,829	6.00	669,841	8.50	969,965	12.31
Total risk-based capital	630,438	8.00	827,451	10.50	1,033,910	13.12
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
General. The Company reported net income of $14.9 million, or $0.23 per basic and diluted share for the three months ended March 31, 2020, compared to net income of $30.9 million, or $0.48 per basic and diluted share for the three months ended March 31, 2019.
The Company’s earnings for the three months ended March 31, 2020 were adversely impacted by elevated provisions for credit losses primarily due to the adoption of CECL, the new accounting standard that requires the current recognition of allowances for losses expected to be incurred over the life of covered assets. These provisions were exacerbated by the current weak economic forecast attributable to the COVID-19 pandemic. For the three months ended March 31, 2020, provisions for credit losses and off-balance sheet credit exposures totaled $15.7 million. Current quarter earnings were further impacted by $463,000 of costs related to the Company's planned acquisition of SB One Bancorp.
Net Interest Income. Total net interest income decreased $3.0 million to $72.0 million for the quarter ended March 31, 2020, from $75.0 million for the quarter ended March 31, 2019. Interest income for the quarter ended March 31, 2020 decreased $4.2 million to $88.2 million, from $92.4 million for the same period in 2019. Interest expense decreased $1.3 million to $16.1 million for the quarter ended March 31, 2020, from $17.4 million for the quarter ended March 31, 2019. The decline in net interest income for the three months ended March 31, 2020, compared with the three months ended March 31, 2019, was primarily due to period-over-period compression in the net interest margin resulting from a decline in the yields on interest-earning assets. This was tempered by growth in lower-costing average interest-bearing and non-interest bearing core deposits. Borrowing volume and rates were also lower, which further reduced the Company’s cost of funds.
The net interest margin decreased 20 basis points to 3.20% for the quarter ended March 31, 2020, compared to 3.40% for the quarter ended March 31, 2019. The weighted average yield on interest-earning assets decreased 28 basis points to 3.92% for the quarter ended March 31, 2020, compared with 4.20% for the quarter ended March 31, 2019, while the weighted average cost of interest bearing liabilities decreased 9 basis points to 0.95% for the quarter ended March 31, 2020, compared to 1.04% for the quarter ended March 31, 2019. The average cost of interest bearing deposits for the quarter ended March 31, 2020 was 0.78%, unchanged from the first quarter of 2019. Average non-interest bearing demand deposits totaled $1.50 billion for the quarter ended March 31, 2020, compared to $1.44 billion at March 31, 2019. The average cost of borrowed funds for the quarter ended March 31, 2020 was 1.80%, compared to 2.07% for the same period last year.
Interest income on loans secured by real estate decreased $565,000 to $54.4 million for the three months ended March 31, 2020, from $55.0 million for the three months ended March 31, 2019. Commercial loan interest income decreased $1.8 million to $18.7 million for the three months ended March 31, 2020, from $20.5 million for the three months ended March 31, 2019. Consumer loan interest income decreased $611,000 to $4.2 million for the three months ended March 31, 2020, from $4.8 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the average balance of total loans increased $124.4 million to $7.26 billion, compared to the same period in 2019. The average yield on total loans for the three months ended March 31, 2020 decreased 28 basis points to 4.23%, from 4.51% for the same period in 2019.
Interest income on held to maturity debt securities decreased $222,000 to $2.9 million for the quarter ended March 31, 2020, compared to the same period last year. Average held to maturity debt securities decreased $24.7 million to $449.1 million for the quarter ended March 31, 2020, from $473.8 million for the same period last year.
Interest income on available for sale debt securities, equity securities and FHLBNY stock decreased $1.3 million to $7.1 million for the quarter ended March 31, 2020, from $8.4 million for the quarter ended March 31, 2019. The average balance of available for sale debt securities, equity securities and FHLBNY stock decreased $81.1 million to $1.06 billion for the three months ended March 31, 2020, compared to the same period in 2019.
The average yield on total securities decreased to 2.57% for the three months ended March 31, 2020, compared with 2.87% for the same period in 2019.
Interest expense on deposit accounts increased $464,000 to $11.0 million for the quarter ended March 31, 2020, compared with $10.5 million for the quarter ended March 31, 2019. The average cost of interest bearing deposits was 0.78% for the first quarter of 2020, unchanged from the three months ended March 31, 2019. The average balance of interest bearing core deposits for the quarter ended March 31, 2020 increased $242.1 million to $4.89 billion. Average time deposit account balances decreased $6.2 million, to $771.2 million for the quarter ended March 31, 2020, from $777.4 million for the quarter ended March 31, 2019.
Interest expense on borrowed funds decreased $1.7 million to $5.2 million for the quarter ended March 31, 2020, from $6.9 million for the quarter ended March 31, 2019. The average cost of borrowings decreased to 1.80% for the three months ended March 31, 2020, from 2.07% for the three months ended March 31, 2019. Average borrowings decreased $195.0 million to $1.16 billion for the quarter ended March 31, 2020, from $1.35 billion for the quarter ended March 31, 2019.
Provision for Credit Losses. Provisions for credit losses are charged to operations in order to maintain the allowance for credit losses at a level management considers necessary to absorb projected credit losses that may arise over the expected term of each loan in the portfolio. In determining the level of the allowance for credit losses, management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for credit losses on a quarterly basis and makes provisions for credit losses, if necessary, in order to maintain the adequacy of the allowance.
The Company recorded provisions for credit losses of $14.7 million under CECL for the three months ended March 31, 2020. This compared with provisions for credit losses of $200,000 for the three months ended March 31, 2019 under the incurred loss model. For the three months ended March 31, 2020, the Company had net charge-offs of $3.0 million, compared to net charge-offs of $409,000, for the same period in 2019. At March 31, 2020, the Company’s allowance for credit losses was $75.1 million, or 1.02% of total loans, compared with $55.5 million, or 0.76% of total loans at December 31, 2019. The first quarter of 2020 included elevated provisions for credit losses primarily due to the current weak economic forecast attributable to the COVID-19 pandemic. In addition, a gross allowance for credit losses of $7.9 million and a related deferred tax asset were recorded against equity upon the January 1, 2020 adoption of CECL. Future credit loss provisions are subject to significant uncertainty given the undetermined nature of prospective changes in economic conditions, as the impact of COVID-19 unfolds. The effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions and reserve requirements.
Non-Interest Income. Non-interest income totaled $17.0 million for the quarter ended March 31, 2020, an increase of $4.8 million, compared to the same period in 2019. Other income increased $3.1 million to $3.4 million for the three months ended March 31, 2020, compared to the quarter ended March 31, 2019, primarily due to a $3.0 million increase in net fees on loan-level interest rate swap transactions. Wealth management income increased $2.2 million to $6.3 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to fees earned from assets under management acquired in the April 1, 2019 Tirschwell & Loewy ("T&L") transaction. Fee income increased $432,000 to $6.5 million for the three months ended March 31, 2020, compared to the same period in 2019, largely due to a $352,000 increase in commercial loan prepayment fees and a $150,000 increase in revenue from sales of non-deposit investment products. Partially offsetting these increases, income from Bank-owned life insurance ("BOLI") decreased $909,000 to $787,000 for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in benefit claims and lower equity valuations.

Non-Interest Expense. For the three months ended March 31, 2020, non-interest expense totaled $54.1 million, an increase of $5.7 million, compared to the three months ended March 31, 2019. Compensation and benefits expense increased $2.8 million to $31.2 million for the three months ended March 31, 2020, compared to $28.4 million for the same period in 2019. This increase was principally due to additional compensation expense associated with the T&L acquisition and an increase in executive severance costs. Other operating expenses increased $2.1 million to $9.2 million for the three months ended March 31, 2020, compared to the same period in 2019, largely due to increases in consulting and legal expenses, which included $463,000 related to the pending acquisition of SB One Bancorp, and a market valuation adjustment on foreclosed real estate. Credit loss expense for off-balance sheet credit exposures related to the adoption of CECL was $1.0 million for the three months ended March 31, 2020. Data processing expense increased $461,000 to $4.4 million for the three months ended March 31, 2020, primarily due to increases in software subscription service expense and online banking costs, while the amortization of intangibles increased $254,000 for the three months ended March 31, 2020, compared with the same period in 2019, mainly due to an increase in the amortization of customer relationship intangibles attributable to the acquisition of T&L. Partially offsetting these increases, FDIC insurance decreased $739,000 due to the receipt of the small bank assessment credit for the fourth quarter of 2019. Also, net occupancy expense decreased $654,000 largely due to a reduction in snow removal expense.
Income Tax Expense. For the three months ended March 31, 2020, the Company’s income tax expense was $5.3 million, compared with $7.7 million, for the three months ended March 31, 2019. The Company’s effective tax rate was 26.0% for the three months ended March 31, 2020, compared to 19.9% for the three months ended March 31, 2019. The increase in the Company's effective tax rate for the three months ended March 31, 2020 was attributable to the effects of a technical bulletin published by the New Jersey Division of Taxation in the second quarter of 2019 that specifies the tax treatment of real estate investment trusts in connection with combined reporting for New Jersey corporate business tax purposes. In addition, the effective tax rate in the current quarter was impacted by a discrete item related to the vesting of stock awards at a market value below the fair value used for expense recognition.

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
•Retail Money Market and Business Money Market accounts move at 25% and 75% of the rate ramp in either direction respectively, subject to certain interest rate floors; and
•Higher-balance demand deposit tiers and promotional demand accounts move at 50% to 75% of the rate ramp in either direction, subject to certain interest rate floors.
The following table sets forth the results of a twelve-month net interest income projection model as of March 31, 2020 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$262,245	$(8,214)	(3.0)%
Static	270,459	—	—%
+100	271,097	638	0.2%
+200	271,636	1,177	0.4%
+300	271,848	1,389	0.5%
The preceding table indicates that, as of March 31, 2020, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 0.5%, or $1.4 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 3.0%, or $8.2 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of March 31, 2020 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,302,785	$(173,052)	(11.7)%	13.0%	(13.5)%
Flat	1,475,837	—	—%	15.0%	—%
+100	1,508,401	32,564	2.2%	15.7%	4.4%
+200	1,518,524	42,687	2.9%	16.2%	7.6%
+300	1,509,395	33,558	2.3%	16.4%	9.4%

The preceding table indicates that as of March 31, 2020, in the event of a sustained increase of 300 basis point, Present Value of Equity is projected to increase 2.3%, or $33.6 million. In the event of a sustained 100 basis points decrease in rates, Present Value of Equity would decrease 11.7%, or $173.1 million.
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
Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. The Company’s internal control over financial reporting was modified due to the January 1, 2020 adoption of CECL, while all other controls remained unchanged.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition.

Item 1A.	Risk Factors
The risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, have been supplemented by the Company for the quarter ended March 31, 2020, as follows:

The economic impact of the COVID-19 outbreak has adversely affected, and is likely to continue to adversely affect, the Company's business and results of operations.
In December 2019, a coronavirus was reported in China, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused the Company to modify their business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. The Company has many employees working remotely, and may take further actions if required by government authorities that are in the best interests of its employees, customers and business partners.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Company's business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material adverse effect on its respective business, financial condition, liquidity, and results of operations:
•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced loan repayments impacting cash flows and liquidity;
•collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as a result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on the Company's assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•the Company’s investment portfolio may suffer a substantial decrease in value;
•the Company’s wealth management revenues may decline with continuing market turmoil;
•the Company’s cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•the Company's reliance on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Company.
These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect the operations of the Company.
We may fail to realize the anticipated benefits of the proposed merger of SB One Bank into Provident Bank.
On March 11, 2020, we announced the proposed merger of SB One Bancorp with the Company, and the merger of SB One Bank, a wholly owned subsidiary of SB One Bancorp, with and into Provident Bank, the Company’s wholly owned subsidiary. The proposed merger remains subject to regulatory approvals, as well as approval by the stockholders of SB One Bancorp. We anticipate completing the merger in the third quarter of 2020. The success of the proposed merger will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of SB One Bank and Provident Bank in a manner that does not materially disrupt the customer relationships of both banks. If we are unable to successfully achieve these objectives, the anticipated benefits of the proposed merger may not be realized fully or at all or may take longer to realize than expected.
The Company and SB One Bancorp have operated and, until completion of the merger, will continue to operate, independently. It is possible that the integration process related to the proposed merger may result in the loss of key personnel, the disruption of our business or inconsistencies in standards, controls, procedures and policies that may adversely impact our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the proposed merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 1, 2020 through January 31, 2020	40,178	$22.79	40,178	1,554,553
February 1, 2020 through February 29, 2020	161,200	22.45	161,200	1,393,353
March 1, 2020 through March 31, 2020	85,438	16.39	85,438	1,307,915
Total	286,816	20.69	286,816
(1) On December 20, 2012, the Company’s Board of Directors approved the purchase of up to 3,017,770 shares of its common stock under an eighth general repurchase program which commenced upon completion of the previous repurchase program. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.
Not Applicable

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information.
None

Item 6.	Exhibits.
The following exhibits are filed herewith:

2.1	Agreement and Plan of Merger, dated March 11, 2020, by and between Provident Financial Services, Inc. and SB One Bancorp.
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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	May 11, 2020	By:	/s/ Christopher Martin
Christopher Martin
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 11, 2020	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer