Form 10-Q
period 2020-06-30
PROVIDENT FINANCIAL SERVICES INC
filed 2020-08-10
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 6/30/20
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of July 31, 2020 there were 83,209,293 shares issued and 65,873,748 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 200,089 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2020 (Unaudited) and December 31, 2019
(Dollars in Thousands)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$318,141	$131,555
Short-term investments	135,622	55,193
Total cash and cash equivalents	453,763	186,748
Available for sale debt securities, at fair value	948,614	976,919
Held to maturity debt securities, net (fair value of $460,587 at June 30, 2020 (unaudited) and $467,966 at December 31, 2019)	439,303	453,629
Equity securities, at fair value	806	825
Federal Home Loan Bank stock	57,880	57,298
Loans	7,766,391	7,332,885
Less allowance for credit losses	86,259	55,525
Net loans	7,680,132	7,277,360
Foreclosed assets, net	3,272	2,715
Banking premises and equipment, net	54,548	55,210
Accrued interest receivable	33,809	29,031
Intangible assets	435,578	437,019
Bank-owned life insurance	196,552	195,533
Other assets	209,282	136,291
Total assets	$10,513,539	$9,808,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$5,997,792	$5,384,868
Savings deposits	1,050,813	983,714
Certificates of deposit of $100,000 or more	338,411	438,551
Other time deposits	273,050	295,476
Total deposits	7,660,066	7,102,609
Mortgage escrow deposits	30,960	26,804
Borrowed funds	1,175,289	1,125,146
Other liabilities	236,817	140,179
Total liabilities	9,103,132	8,394,738
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 65,741,182 shares outstanding at June 30, 2020 and 65,787,900 outstanding at December 31, 2019	832	832
Additional paid-in capital	1,009,978	1,007,303
Retained earnings	685,509	695,273
Accumulated other comprehensive income	12,794	3,821
Treasury stock	(275,359)	(268,504)
Unallocated common stock held by the Employee Stock Ownership Plan	(23,347)	(24,885)
Common stock acquired by the Directors’ Deferred Fee Plan	(3,498)	(3,833)
Deferred compensation – Directors’ Deferred Fee Plan	3,498	3,833
Total stockholders’ equity	1,410,407	1,413,840
Total liabilities and stockholders’ equity	$10,513,539	$9,808,578
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and six months ended June 30, 2020 and 2019 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income:
Real estate secured loans	$49,297	$55,643	$103,738	$110,649
Commercial loans	18,944	23,174	37,616	43,684
Consumer loans	3,547	4,785	7,719	9,568
Available for sale debt securities, equity securities and Federal Home Loan Bank Stock	6,279	8,257	13,348	16,666
Held to maturity debt securities	2,885	3,171	5,825	6,333
Deposits, Federal funds sold and other short-term investments	585	618	1,460	1,159
Total interest income	81,537	95,648	169,706	188,059
Interest expense:
Deposits	7,641	11,716	18,599	22,210
Borrowed funds	4,068	7,377	9,258	14,287
Total interest expense	11,709	19,093	27,857	36,497
Net interest income	69,828	76,555	141,849	151,562
Provision for credit losses	10,900	9,500	25,617	9,700
Net interest income after provision for credit losses	58,928	67,055	116,232	141,862
Non-interest income:
Fees	4,914	6,886	11,443	12,983
Wealth management income	5,977	6,243	12,228	10,322
Bank-owned life insurance	1,859	1,285	2,646	2,981
Net gains on securities transactions	44	29	55	29
Other income	1,571	1,391	4,984	1,707
Total non-interest income	14,365	15,834	31,356	28,022
Non-interest expense:
Compensation and employee benefits	29,200	28,990	60,395	57,359
Net occupancy expense	6,166	6,359	12,369	13,216
Data processing expense	4,983	4,364	9,413	8,333
FDIC insurance	768	428	768	1,167
Amortization of intangibles	711	844	1,455	1,334
Advertising and promotion expense	632	1,078	2,001	1,961
Credit loss expense for off-balance sheet credit exposures	5,289	—	6,289	—
Other operating expenses	7,518	7,631	16,684	14,740
Total non-interest expense	55,267	49,694	109,374	98,110
Income before income tax expense	18,026	33,195	38,214	71,774
Income tax expense	3,715	8,802	8,972	16,491
Net income	$14,311	$24,393	$29,242	$55,283
Basic earnings per share	$0.22	$0.38	$0.45	$0.85
Weighted average basic shares outstanding	64,315,547	64,886,149	64,350,790	64,826,714
Diluted earnings per share	$0.22	$0.38	$0.45	$0.85
Weighted average diluted shares outstanding	64,400,548	65,016,724	64,428,854	64,965,062

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2020 and 2019 (Unaudited)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$14,311	$24,393	$29,242	$55,283
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(930)	9,662	15,816	17,240
Reclassification adjustment for gains included in net income	—	—	—	—
Total	(930)	9,662	15,816	17,240
Unrealized losses on derivatives	(1,284)	(636)	(6,997)	(950)
Amortization related to post-retirement obligations	70	34	154	22
Total other comprehensive (loss) income	(2,144)	9,060	8,973	16,312
Total comprehensive income	$12,167	$33,453	$38,215	$71,595

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2019 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2019	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2019	$832	$1,023,671	$657,375	$(5,084)	$(274,005)	$(28,973)	$(4,337)	$4,337	$1,373,816
Net income	—	—	24,393	—	—	—	—	—	24,393
Other comprehensive income, net of tax	—	—		9,060	—	—	—	—	9,060
Cash dividends paid	—	—	(15,353)	—	—	—	—	—	(15,353)
Distributions from DDFP	—	43	—	—	—	—	168	(168)	43
Purchases of treasury stock	—	—	—	—	(3,870)	—	—	—	(3,870)
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(39)	—	—	—	(39)
Shares issued dividend reinvestment plan	—	122	—	—	341	—	—	—	463
Stock option exercises	—	(85)	—	—	209	—	—	—	124
Allocation of ESOP shares	—	339	—	—	—	705	—	—	1,044
Allocation of Stock Award Plan ("SAP") shares	—	1,719	—	—	—	—	—	—	1,719
Allocation of stock options	—	46	—	—	—	—	—	—	46
Balance at June 30, 2019	$832	$1,025,855	$666,415	$3,976	$(277,364)	$(28,268)	$(4,169)	$4,169	$1,391,446

For the six months ended June 30, 2019	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	55,283	—	—	—	—	—	55,283
Other comprehensive income, net of tax	—	—	—	16,312	—	—	—	—	16,312
Cash dividends paid	—	—	(44,317)	—	—	—	—	—	(44,317)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from DDFP	—	85	—	—	—	—	335	(335)	85
Purchases of treasury stock	—	—	—	—	(4,050)	—	—	—	(4,050)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,953)	—	—	—	(1,953)
Shares issued dividend reinvestment plan	—	429	—	—	874	—	—	—	1,303
Stock option exercises	—	(96)	—	—	235	—	—	—	139
Allocation of ESOP shares	—	709	—	—	—	1,410	—	—	2,119
Allocation of SAP shares	—	3,107	—	—	—	—	—	—	3,107
Allocation of stock options	—	88	—	—	—	—	—	—	88
Balance at June 30, 2019	$832	$1,025,855	$666,415	$3,976	$(277,364)	$(28,268)	$(4,169)	$4,169	$1,391,446
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2020 (Unaudited)
(Dollars in Thousands)

For the three months ended June 30, 2020	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2020	832	1,008,582	686,397	14,938	(274,044)	(24,116)	(3,666)	3,666	1,412,589
Net income	—	—	14,311	—	—	—	—	—	14,311
Other comprehensive loss, net of tax	—	—	—	(2,144)	—	—	—	—	(2,144)
Cash dividends paid	—	—	(15,199)	—	—	—	—	—	(15,199)
Distributions from DDFP	—	15	—	—	—	—	168	(168)	15
Purchases of treasury stock	—	—	—	—	(1,310)	—	—	—	(1,310)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(5)	—	—	—	(5)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(168)	—	—	—	769	—	—	601
Allocation of SAP shares	—	1,502	—	—	—	—	—	—	1,502
Allocation of stock options	—	47	—	—	—	—	—	—	47
Balance at June 30, 2020	$832	$1,009,978	$685,509	$12,794	$(275,359)	$(23,347)	$(3,498)	$3,498	$1,410,407

For the six months ended June 30, 2020	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DDFP	DEFERRED COMPENSATION DDFP	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	29,242	—	—	—	—	—	29,242
Other comprehensive income, net of tax	—	—	—	8,973	—	—	—	—	8,973
Cash dividends paid	—	—	(30,695)	—	—	—	—	—	(30,695)
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Distributions from DDFP	—	52	—	—	—	—	335	(335)	52
Purchases of treasury stock	—	—	—	—	(6,295)	—	—	—	(6,295)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(961)	—	—	—	(961)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(16)	—	—	—	1,538	—	—	1,522
Allocation of SAP shares	—	2,495	—	—	—	—	—	—	2,495
Allocation of stock options	—	94	—	—	—	—	—	—	94
Balance at June 30, 2020	$832	$1,009,978	$685,509	$12,794	$(275,359)	$(23,347)	$(3,498)	$3,498	$1,410,407
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six months ended June 30, 2020 and 2019 (Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$29,242	$55,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,910	5,226
Provision for credit losses on loans and securities	25,617	9,700
Provision for credit loss for off-balance sheet credit exposure	6,289	—
Deferred tax benefit	(7,531)	(1,206)
Amortization of operating lease right-of-use assets	4,262	4,176
Income on Bank-owned life insurance	(2,646)	(2,981)
Net amortization of premiums and discounts on securities	4,016	3,598
Accretion of net deferred loan fees	(3,709)	(2,493)
Amortization of premiums on purchased loans, net	475	328
Net increase in loans originated for sale	(6,382)	(10,002)
Proceeds from sales of loans originated for sale	6,938	10,642
Proceeds from sales and paydowns of foreclosed assets	1,843	803
ESOP expense	1,552	2,119
Allocation of stock award shares	2,495	3,107
Allocation of stock options	94	88
Net gain on sale of loans	(556)	(640)
Net gains on securities transactions	(55)	(29)
Net gain on sale of premises and equipment	(647)	—
Net gain on sale of foreclosed assets	(582)	(76)
Increase (decrease) in accrued interest receivable	(4,778)	287
Increase in other assets	(93,832)	(26,637)
Increase in other liabilities	96,638	20,597
Net cash provided by operating activities	63,653	71,890
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	30,713	14,291
Purchases of held to maturity debt securities	(17,523)	(12,017)
Proceeds from maturities and paydowns of available for sale debt securities	148,324	91,927
Purchases of available for sale debt securities	(101,619)	(108,684)
Proceeds from redemption of Federal Home Loan Bank stock	52,959	71,215
Purchases of Federal Home Loan Bank stock	(53,541)	(77,265)
Net cash paid in acquisition	—	(15,022)
BOLI claim benefits received	4,734	1,891
Net increase in loans	(432,788)	(41,832)
Proceeds from sales of premises and equipment	1,412	—
Purchases of premises and equipment	(3,565)	(1,358)
Net cash used in investing activities	(370,894)	(76,854)
Cash flows from financing activities:
Net increase in deposits	557,457	44,849
Increase in mortgage escrow deposits	4,156	4,055
Cash dividends paid to stockholders	(30,695)	(44,317)
Shares issued dividend reinvestment plan	451	1,303

	Six months ended June 30,
	2020	2019
Purchase of treasury stock	(6,295)	(4,050)
Purchase of employee restricted shares to fund statutory tax withholding	(961)	(1,953)
Stock options exercised	—	139
Proceeds from long-term borrowings	1,172,553	338,000
Payments on long-term borrowings	(860,214)	(406,000)
Net (decrease) increase in short-term borrowings	(262,196)	137,966
Net cash provided by financing activities	574,256	69,992
Net increase in cash and cash equivalents	267,015	65,028
Cash and cash equivalents at beginning of period	186,748	142,661
Cash and cash equivalents at end of period	$453,763	$207,689
Cash paid during the period for:
Interest on deposits and borrowings	$27,631	$36,337
Income taxes	$4,835	$11,360
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	$44,946
Initial recognition of operating lease liabilities	$—	$46,050
Transfer of loans receivable to foreclosed assets	$2,516	$850
Acquisitions:
Non-cash assets acquired:
Goodwill and other intangible assets, net	$—	$21,562
Other assets	—	71
Total non-cash assets acquired	$—	$21,633
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for all of 2020.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three months ended June 30,
	2020			2019
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$14,311			$24,393
Basic earnings per share:
Income available to common stockholders	$14,311	64,315,547	$0.22	$24,393	64,886,149	$0.38
Dilutive shares		85,001			130,575
Diluted earnings per share:
Income available to common stockholders	$14,311	64,400,548	$0.22	$24,393	65,016,724	$0.38

	Six months ended June 30,
	2020			2019
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$29,242			$55,283
Basic earnings per share:
Income available to common stockholders	$29,242	64,350,790	$0.45	$55,283	64,826,714	$0.85
Dilutive shares		78,064			138,348
Diluted earnings per share:
Income available to common stockholders	$29,242	64,428,854	$0.45	$55,283	64,965,062	$0.85
Anti-dilutive stock options and awards at June 30, 2020 and 2019, totaling 1.2 million shares and 715,290 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period amounts continue to be reported with previously applicable GAAP. Further information regarding the impact of CECL can be found in Note 3. Investment Securities, Note 4. Loans Receivable and Note 8. Off-balance sheet credit exposures.
Note 2. Business Combinations
SB One Bancorp Acquisition
Effective as of the close of business on July 31, 2020, the Company completed its previously announced acquisition of SB One Bancorp ("SB One"), which was merged with and into the Company. In connection with the acquisition, SB One Bank, a wholly owned subsidiary of SB One, was merged with and into Provident Bank, a wholly owned subsidiary of the Company. At July 31, 2020, SB One had, on a consolidated basis, approximately $2.22 billion in total assets, which included $1.78 billion in total loans and $1.75 billion in total deposits, and operated 18 full-service banking offices in New Jersey and New York. Under the merger agreement, each share of SB One common stock will be exchanged for 1.357 shares, or approximately 12.8 million shares, of the Company's common stock plus cash in lieu of fractional shares. Consideration paid in the acquisition of SB One was approximately $180.8 million.
Merger-related expenses, which are recorded in other operating expenses on the Consolidated Statements of Income, totaled $683,000 and $1.1 million for the three and six months ended June 30, 2020, respectively, and primarily consist of professional and legal expenses.
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

In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted for both the three and six months ended June 30, 2020 due to worsening economic conditions and declining asset valuations attributable to the COVID-19 pandemic, asset valuations improved in the second quarter of 2020 and management has not identified a reduction in assets under management due to a declining customer base. As a result, the $9.4 million fair value of the contingent liability was unchanged at June 30, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
Note 3. Investment Securities
At June 30, 2020, the Company had $948.6 million and $439.3 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at June 30, 2020 totaled 16, compared with 85 at December 31, 2019.
On January 1, 2020, the Company adopted CECL which replaces the incurred loss methodology with an expected loss methodology. The Company did not record an allowance for credit losses on available for sale debt securities as this portfolio consisted primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed immaterial. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods. The Company recorded a $70,000 increase to the allowance for credit losses on held to maturity debt securities with a corresponding cumulative effect adjustment to decrease retained earnings by $52,000, net of income taxes. (See Adoption of CECL table below for additional detail.)
Management measures expected credit losses on held to maturity debt securities on a collective basis by security type. Management classifies the held to maturity debt securities portfolio into the following security types:
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings at June 30, 2020 and the Company had one security rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$884,608	32,709	(332)	916,985
State and municipal obligations	3,882	214	—	4,096
Corporate obligations	27,028	531	(26)	27,533
	$915,518	33,454	(358)	948,614

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$936,196	12,367	(1,133)	947,430
State and municipal obligations	3,907	172	—	4,079
Corporate obligations	25,032	393	(15)	25,410
	$965,135	12,932	(1,148)	976,919
The amortized cost and fair value of available for sale debt securities at June 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2020
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	3,655	3,820
Due after five years through ten years	25,255	25,805
Due after ten years	2,000	2,004
	$30,910	31,629
Mortgage-backed securities totaling $884.6 million at amortized cost and $917.0 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and six months ended June 30, 2020 and 2019, no securities were sold or called from the available for sale debt securities portfolio.
The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$69,357	(330)	15	(2)	69,372	(332)
Corporate obligations	2,000	(26)	—	—	2,000	(26)
	$71,357	(356)	15	(2)	71,372	(358)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$136,270	(629)	46,819	(504)	183,089	(1,133)
Corporate obligations	2,013	(15)	—	—	2,013	(15)
	$138,283	(644)	46,819	(504)	185,102	(1,148)
The number of available for sale debt securities in an unrealized loss position at June 30, 2020 totaled 11, compared with 50 at December 31, 2019. The decrease in the number of securities in an unrealized loss position at June 30, 2020 was due to lower current market interest rates compared to rates at December 31, 2019. At June 30, 2020, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $18,000 and an unrealized loss of $2,000.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and the estimated fair value for held to maturity debt securities at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$6,840	5	(2)	—	6,843
Mortgage-backed securities	89	3	—	—	92
State and municipal obligations	424,166	21,136	(19)	(81)	445,202
Corporate obligations	8,295	161	—	(6)	8,450
	$439,390	21,305	(21)	(87)	460,587

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$6,599	11	(9)	—	6,601
Mortgage-backed securities	118	4	—	—	122
State and municipal obligations	437,074	14,394	(115)	—	451,353
Corporate obligations	9,838	58	(6)	—	9,890
	$453,629	14,467	(130)	—	467,966
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and six months ended June 30, 2020 and 2019. For the three and six months ended June 30, 2020, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $12.6 million and $25.9 million, respectively. As to these calls of securities, for the three months ended June 30, 2020, there were gross gains of $44,000 and no gross losses. For the six months ended June 30, 2020, there were gross gains of $55,000 and no gross losses. For the three and six months ended June 30, 2019, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $2.8 million and $12.1 million, respectively. As to these calls of securities, there were $29,000 of gross gains and no gross losses for the three and six months ended June 30, 2019.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at June 30, 2020 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2020
	Amortized cost	Fair value
Due in one year or less	$12,941	13,018
Due after one year through five years	118,220	121,910
Due after five years through ten years	232,672	245,565
Due after ten years	75,468	80,089
	$439,301	460,582
Mortgage-backed securities totaling $89,000 at amortized cost and $92,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, allowance for credit losses totaling $87,000 is excluded from the table above.

The following table illustrates the impact of the January 1, 2020 adoption of CECL on held to maturity debt securities (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Held to Maturity Debt Securities
Allowance for credit losses on corporate securities	$6	—	6
Allowance for credit losses on municipal securities	64	—	64
Allowance for credit losses on held to maturity debt securities	$70	—	70
The following tables present the fair values and gross unrealized losses for held to maturity debt securities in an unrealized loss position at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$999	(2)	—	—	999	(2)
State and municipal obligations	974	(1)	406	(18)	1,380	(19)
	$1,973	(3)	406	(18)	2,379	(21)

	December 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,601	(9)	—	—	3,601	(9)
State and municipal obligations	7,675	(42)	2,093	(73)	9,768	(115)
Corporate obligations	3,254	(6)	—	—	3,254	(6)
	$14,530	(57)	2,093	(73)	16,623	(130)
The number of held to maturity debt securities in an unrealized loss position at June 30, 2020 totaled 5, compared with 35 at December 31, 2019. The decrease in the number of securities in an unrealized loss position at June 30, 2020, was due to lower current market interest rates compared to rates at December 31, 2019.
Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of June 30, 2020 (in thousands):

	June 30, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$6,840	—	—	—	—	6,840
Mortgage-backed securities	89	—	—	—	—	89
State and municipal obligations	46,815	317,252	57,145	1,116	1,838	424,166
Corporate obligations	—	2,611	5,259	400	25	8,295
	$53,744	319,863	62,404	1,516	1,863	439,390

	December 31, 2019
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$6,599	—	—	—	—	6,599
Mortgage-backed securities	118	—	—	—	—	118
State and municipal obligations	49,316	330,322	56,317	1,119	—	437,074
Corporate obligations	—	3,128	6,335	350	25	9,838
	$56,033	333,450	62,652	1,469	25	453,629

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At June 30, 2020, the held to maturity debt securities portfolio was comprised of 12% rated triple-A, 73% rated double-A, 14% rated single-A, and less than 1% either below a single-A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
At June 30, 2020, the allowance for credit losses on held to maturity debt securities was $87,000, an increase from $70,000 at January 1, 2020.
Note 4. Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted CECL, which replaced the incurred loss methodology with an expected loss methodology. The adoption of the new standard resulted in the Company recording a $7.9 million increase to the allowance for credit losses on loans with a corresponding cumulative effect adjustment to decrease retained earnings by $5.9 million, net of income taxes. (See Adoption of CECL table below for additional detail.)
Loans receivable at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Mortgage loans:
Residential	$1,125,407	1,077,689
Commercial	2,676,426	2,578,393
Multi-family	1,275,588	1,225,551
Construction	284,980	429,812
Total mortgage loans	5,362,401	5,311,445
Commercial loans
Commercial owner occupied	935,682	853,269
Commercial non-owner occupied	670,780	732,277
Other commercial loans	449,751	49,213
Total commercial loans	2,056,213	1,634,759
Consumer loans	361,653	391,360
Total gross loans	7,780,267	7,337,564
Purchased credit-deteriorated ("PCD") loans	750	746
Premiums on purchased loans	2,032	2,474
Unearned discounts	(26)	(26)
Net deferred fees	(16,632)	(7,873)
Total loans	$7,766,391	7,332,885

The following tables summarize the aging of loans receivable by portfolio segment and class of loans, excluding PCD loans (in thousands):

	June 30, 2020
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$4,895	4,670	6,806	—	16,371	1,109,036	1,125,407	1,606
Commercial	—	—	5,048	—	5,048	2,671,378	2,676,426	—
Multi-family	—	—	—	—	—	1,275,588	1,275,588	—
Construction	—	—	—	—	—	284,980	284,980	—
Total mortgage loans	4,895	4,670	11,854	—	21,419	5,340,982	5,362,401	1,606
Commercial loans	456	19	22,419	—	22,894	2,033,319	2,056,213	8,066
Consumer loans	1,338	590	1,194	—	3,122	358,531	361,653	9
Total gross loans	$6,689	5,279	35,467	—	47,435	7,732,832	7,780,267	9,681

	December 31, 2019
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$5,905	2,579	8,543	—	17,027	1,060,662	1,077,689	2,989
Commercial	—	—	5,270	—	5,270	2,573,123	2,578,393	—
Multi-family	—	—	—	—	—	1,225,551	1,225,551	—
Construction	—	—	—	—	—	429,812	429,812	—
Total mortgage loans	5,905	2,579	13,813	—	22,297	5,289,148	5,311,445	2,989
Commercial loans	2,383	95	25,160	—	27,638	1,607,121	1,634,759	3,238
Consumer loans	1,276	337	1,221	—	2,834	388,526	391,360	569
Total gross loans	$9,564	3,011	40,194	—	52,769	7,284,795	7,337,564	6,796

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $35.5 million and $40.2 million at June 30, 2020 and December 31, 2019, respectively. Included in non-accrual loans were $14.8 million and $13.1 million of loans which were less than 90 days past due at June 30, 2020 and December 31, 2019, respectively. There were no loans 90 days or greater past due and still accruing interest at June 30, 2020 or December 31, 2019.

Management has elected to measure an allowance for credit losses for accrued interest receivables related to its loan portfolio. Accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status.
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
At June 30, 2020, there were 148 impaired loans totaling $63.1 million. Included in this total were 125 TDRs related to 122 borrowers totaling $37.9 million that were performing in accordance with their restructured terms and which continued to accrue interest at June 30, 2020. At December 31, 2019, there were 158 impaired loans totaling $70.6 million, of which 147 loans totaling $48.3 million were TDRs. Included in this total were 133 TDRs to 128 borrowers totaling $42.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2019.
At June 30, 2020 and December 31, 2019, the Company had $17.0 million and $20.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent impaired loans at June 30, 2020 consisted of $15.4 million in commercial loans, $1.5 million in residential real estate loans, and $9,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

Three months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2020
Balance at beginning of period	$47,500	22,841	4,802	75,143
Provision charged to operations	7,355	2,285	1,260	10,900
Recoveries of loans previously charged-off	16	605	103	724
Loans charged-off	—	(447)	(61)	(508)
Balance at end of period	$54,871	25,284	6,104	86,259

2019
Balance at beginning of period	$26,926	26,351	2,076	55,353
Provision charged to operations	262	9,175	63	9,500
Recoveries of loans previously charged-off	105	113	124	342
Loans charged-off	(13)	(2,090)	(282)	(2,385)
Balance at end of period	$27,280	33,549	1,981	62,810

Six months ended June 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2020
Balance at beginning of period	$25,511	28,263	1,751	55,525
Increase (decrease) due to the initial adoption of CECL - Retained earnings	14,188	(9,974)	3,706	7,920
Provision charged to operations	15,066	9,904	630	25,600
Recoveries of loans previously charged-off	108	918	226	1,252
Loans charged-off	(2)	(3,827)	(209)	(4,038)
Balance at end of period	$54,871	25,284	6,104	86,259

2019
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision (credited) charged to operations	(720)	10,457	(37)	9,700
Recoveries of loans previously charged-off	336	165	254	755
Loans charged-off	(14)	(2,766)	(427)	(3,207)
Balance at end of period	$27,280	33,549	1,981	62,810

As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans. For the three and six months ended June 30, 2020, the Company recorded a $10.9 million and $25.6 million provision for credit losses on loans, respectively. The increase in the provision for credit losses for the three and six months ended June 30, 2020 reflects management’s best estimate of projected losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts related to the COVID-19 pandemic, as well as the impact of unprecedented fiscal, monetary and regulatory interventions. The largest increase in the provision for credit losses on loans for the three and six months ended June 30, 2020 was in the commercial real estate portfolio.
The following table illustrates the impact of the January 1, 2020 adoption of CECL on the allowance for credits for the loan portfolio (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,411	5,539
Commercial	17,118	12,885	4,233
Multi-family	9,519	3,370	6,149
Construction	4,152	5,885	(1,733)
Total mortgage loans	39,739	25,551	14,188
Commercial loans	18,254	28,228	(9,974)
Consumer loans	5,452	1,746	3,706
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	June 30, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$38,186	23,263	1,605	63,054
Collectively evaluated for impairment	5,324,215	2,032,950	360,048	7,717,213
Total gross loans	$5,362,401	2,056,213	361,653	7,780,267

	December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$39,910	28,357	2,374	70,641
Collectively evaluated for impairment	5,271,535	1,606,402	388,986	7,266,923
Total gross loans	$5,311,445	1,634,759	391,360	7,337,564
The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	June 30, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,559	2,024	42	3,625
Collectively evaluated for impairment	53,312	23,260	6,062	82,634
Total gross loans	$54,871	25,284	6,104	86,259

	December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,580	3,462	25	5,067
Collectively evaluated for impairment	23,931	24,801	1,726	50,458
Total gross loans	$25,511	28,263	1,751	55,525
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
The following tables present the number of loans modified as TDRs during the three and six months ended June 30, 2020 and 2019, along with their balances immediately prior to the modification date and post-modification as of June 30, 2020 and 2019 (in thousands):

	For the three months ended
	June 30, 2020			June 30, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$342	$283	2	$749	$718
Total mortgage loans	1	342	283	2	749	718
Commercial loans	2	736	714	4	1,490	1,480
Total restructured loans	3	$1,078	$997	6	$2,239	$2,198

	For the six months ended
	June 30, 2020			June 30, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$342	$283	2	$749	$718
Commercial	—	—	—	1	14,010	14,010
Total mortgage loans	1	342	283	3	14,759	14,728
Commercial loans	4	1,483	1,429	7	2,702	2,564
Total restructured loans	5	$1,825	$1,712	10	$17,461	$17,292
All TDRs are impaired loans, which are individually evaluated for impairment. During the three and six months ended June 30, 2020, $447,000 and $3.2 million of charge-offs were recorded on collateral-dependent impaired loans. During the three and six months ended June 30, 2019, $2.0 million of charge-offs were recorded on collateral-dependent impaired loans, respectively. For the six months ended June 30, 2020, the allowance for credit losses associated with the TDRs presented in the preceding tables totaled $442,000, while there was $9,000 allowance associated with TDRs for the three months ended June 30, 2020, respectively, and was included in the allowance for credit losses for loans individually evaluated for impairment.
For the three and six months ended June 30, 2020, the TDRs presented in the preceding tables had a weighted average modified interest rate of 5.33% and 6.03%, respectively, compared to a weighted average rate of 5.29% and 6.07% prior to modification, for the three and six months ended June 30, 2020, respectively.
The following table presents loans modified as TDRs within the previous 12 months from June 30, 2020 and 2019, and for which there was a payment default (90 days or more past due) at the quarter ended June 30, 2020 and 2019.

	June 30, 2020		June 30, 2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Commercial loans	—	$—	2	$642
Total restructured loans	—	$—	2	$642

There were no loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending June 30, 2020. There were two payment defaults (90 days or more past due) to one borrower for loans modified as TDRs within the 12 month period ending June 30, 2019. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2019, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. Loans considered to be PCI prior to January 1, 2020 were converted to purchased credit deteriorated ("PCD") loans on that date. Any additional loans acquired by the Company after January 1, 2020, that experience more-than-insignificant deterioration in credit quality after origination, will be classified as PCD.

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCD loans (in thousands):

	June 30, 2020					December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$10,882	8,402	—	8,477	194	13,478	10,739	—	10,910	533
Commercial	14,010	14,010	—	14,010	258	—	—	—	—	—
Total	24,892	22,412	—	22,487	452	13,478	10,739	—	10,910	533
Commercial loans	9,755	7,649	—	8,113	66	3,927	3,696	—	4,015	17
Consumer loans	1,452	947	—	965	26	2,086	1,517	—	1,491	86
Total impaired loans	$36,099	31,008	—	31,565	544	19,491	15,952	—	16,416	636

Loans with an allowance recorded
Mortgage loans:
Residential	$11,482	10,959	888	11,036	231	10,860	10,326	829	10,454	428
Commercial	4,815	4,815	671	4,826	27	18,845	18,845	751	18,862	569
Total	16,297	15,774	1,559	15,862	258	29,705	29,171	1,580	29,316	997
Commercial loans	17,318	15,614	2,024	18,545	192	27,762	24,661	3,462	27,527	444
Consumer loans	669	658	42	665	14	868	857	25	878	46
Total impaired loans	$34,284	32,046	3,625	35,072	464	58,335	54,689	5,067	57,721	1,487

Total impaired loans
Mortgage loans:
Residential	$22,364	19,361	888	19,513	425	24,338	21,065	829	21,364	961
Commercial	18,825	18,825	671	18,836	285	18,845	18,845	751	18,862	569
Total	41,189	38,186	1,559	38,349	710	43,183	39,910	1,580	40,226	1,530
Commercial loans	27,073	23,263	2,024	26,658	258	31,689	28,357	3,462	31,542	461
Consumer loans	2,121	1,605	42	1,630	40	2,954	2,374	25	2,369	132
Total impaired loans	$70,383	63,054	3,625	66,637	1,008	77,826	70,641	5,067	74,137	2,123
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $3.6 million at June 30, 2020 and $5.1 million at December 31, 2019. At June 30, 2020 and December 31, 2019, impaired loans for which there was no related allowance for credit losses totaled $31.0 million and $16.0 million, respectively. The average balance of impaired loans for the six months ended June 30, 2020 and December 31, 2019 was $66.6 million and $74.1 million, respectively.
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

In response to the COVID-19 pandemic and its adverse economic impact on both our commercial and retail borrowers, the Company implemented a short-term modification program to defer principal or principal and interest payments for up to 90 days to borrowers directly impacted by the pandemic and who were not more than 30 days past due as of December 31, 2019 all in accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
As of July 31, 2020, the balance of loans with short-term COVID-19 related payment deferrals has been reduced from a peak level of $1.31 billion, or 16.8% of loans, to $404.1 million, or 5.2% of loans. Of the total original $1.31 billion of loans with payment deferrals, $49.7 million are still in the first 90-day deferral period, while $354.4 million have been, or are expected to be, granted a second 90-day deferral. $902.4 million of loans have completed their deferral period. As of August 3, 2020, $546.2 million of those loans have resumed regular contractual payments, and the majority of the remainder are also expected to resume payments. Of the $404.1 million of loans granted or expected to be granted a second 90-day deferral, $129.9 million are secured by hotels with a pre-COVID weighted average loan-to-value of 53%, $130.6 million are secured by retail properties with a pre-COVID weighted average loan-to-value of 66%, and $24.9 million are secured by restaurants with a pre-COVID weighted average loan-to-value of 59%. In accordance with the Coronavirus Aid Relief, and Economic Security Act (CARES Act), the Company has elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications would not be classified as troubled debt restructurings (“TDRs”).
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). As of June 30, 2020, the Company secured 1,025 PPP loans for its customers totaling $400.3 million. The PPP loans are fully guaranteed by the Small Business Administration and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	At June 30, 2020
Total portfolio	Residential (1)	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$50,250	49,227	101	872	100,450	155,365	1,868	257,683
Substandard	19,476	25,464	124	—	45,064	96,226	3,063	144,353
Doubtful	—	—	—	—	—	100	—	100
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	69,726	74,691	225	872	145,514	251,691	4,931	402,136
Pass/Watch	1,055,681	2,601,735	1,275,363	284,108	5,216,887	1,804,522	356,722	7,378,131
Total	$1,125,407	2,676,426	1,275,588	284,980	5,362,401	2,056,213	361,653	7,780,267

2020
Special mention	$3,602	—	—	872	4,474	63	25	4,562
Substandard	165	—	—	—	165	—	—	165
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	3,767	—	—	872	4,639	63	25	4,727
Pass/Watch	136,061	226,407	55,630	4,093	422,191	509,601	15,817	947,609
Total gross loans	$139,828	226,407	55,630	4,965	426,830	509,664	15,842	952,336

2019
Special mention	$5,767	$12,434	$—	$—	$18,201	$6,922	$295	$25,418
Substandard	3,174	—	—	—	3,174	257	48	3,479
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total criticized and classified	8,941	12,434	—	—	21,375	7,179	343	28,897
Pass/Watch	143,555	546,612	139,753	130,902	960,822	228,914	51,133	1,240,869
Total gross loans	$152,496	559,046	139,753	130,902	982,197	236,093	51,476	1,269,766

2018
Special mention	$6,130	3,590	—	—	9,720	9,841	292	19,853
Substandard	2,849	—	—	—	2,849	2,242	304	5,395
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	8,979	3,590	—	—	12,569	12,083	596	25,248
Pass/Watch	82,857	365,659	190,357	110,140	749,013	177,235	44,519	970,767
Total gross loans	$91,836	369,249	190,357	110,140	761,582	189,318	45,115	996,015

2017
Special mention	$3,321	3,512	—	—	6,833	27,501	—	34,334
Substandard	730	14,018	—	—	14,748	7,140	—	21,888
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	4,051	17,530	—	—	21,581	34,641	—	56,222
Pass/Watch	83,975	390,668	136,026	38,974	649,643	168,034	35,632	853,309
Total gross loans	$88,026	408,198	136,026	38,974	671,224	202,675	35,632	909,531

2016 and prior
Special mention	$31,430	29,691	101	—	61,222	111,038	1,256	173,516
Substandard	12,558	11,446	124	—	24,128	86,587	2,711	113,426
Doubtful	—	—	—	—	—	100	—	100
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	43,988	41,137	225	—	85,350	197,725	3,967	287,042
Pass/Watch	653,221	1,113,526	753,822	—	2,520,569	918,463	213,588	3,652,620
Total gross loans	$697,209	1,154,663	754,047	—	2,605,919	1,116,188	217,555	3,939,662

	At December 31, 2019
	Residential	Commercialmortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,402	46,758	—	—	49,160	79,248	286	128,694
Substandard	10,204	13,458	—	6,181	29,843	57,015	1,668	88,526
Doubtful	—	—	—	—	—	836	—	836
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	12,606	60,216	—	6,181	79,003	137,099	1,954	218,056
Pass/Watch	1,065,083	2,518,177	1,225,551	423,631	5,232,442	1,497,660	389,406	7,119,508
Total	$1,077,689	2,578,393	1,225,551	429,812	5,311,445	1,634,759	391,360	7,337,564

(1) Contained within criticized and classified loans of $404.1 million as of June 30, 2020, $45.6 million of residential loans, which were rated "special mention" and $10.4 million of residential loans which were rated "substandard" consisted of loans that were granted short-term payment deferrals related to COVID-19.

Note 5. Deposits
Deposits at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Savings	$1,050,813	983,714
Money market	1,832,747	1,738,202
NOW	2,222,712	2,092,413
Non-interest bearing	1,942,333	1,554,253
Certificates of deposit	611,461	734,027
Total deposits	$7,660,066	7,102,609

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
Net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2020 and 2019 includes the following components (in thousands):

	Three months ended June 30,				Six months ended June 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	—	20	20	$—	—	40	40
Interest cost	250	300	178	209	500	600	356	419
Expected return on plan assets	(737)	(641)	—	—	(1,474)	(1,282)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	174	254	(62)	(207)	348	508	(124)	(414)
Net periodic (decrease) increase in benefit cost	$(313)	(87)	136	22	$(626)	(174)	272	45
In its consolidated financial statements for the year ended December 31, 2019, the Company previously disclosed that it does not expect to contribute to the pension plan in 2020. As of June 30, 2020, no contributions have been made to the pension plan.
The net periodic benefit (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and six months ended June 30, 2020 were calculated using the January 1, 2020 pension and other post-retirement benefits actuarial valuations.
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
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 was effective for interim and annual reporting periods beginning after December 15, 2019; early adoption was permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. This also applies to off-balance sheet credit exposures, which includes loan commitments, unused lines of credit and other similar instruments. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU was permitted for fiscal years beginning after December 15, 2018. The adoption of ASU 2016-13 involves changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model (“CECL”), which encompasses allowances for losses expected to be incurred over the life of the portfolio. The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be recorded with previously applicable GAAP. The Company recorded a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures, which resulted in an $8.3 million cumulative effect adjustment decrease, net of tax to retained earnings. With regard to regulatory capital, the Company has elected to utilize the five-year CECL transition, which gives the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.

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

Note 8. Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
On January 1, 2020, the Company adopted CECL, which replaced the incurred loss methodology with an expected loss methodology. This new methodology applies to off-balance sheet credit exposures, including loan commitments and lines of credit. The adoption of this new standard resulted in the Company recording a $3.2 million increase to the allowance for credit losses on off-balance sheet credit exposures with a corresponding cumulative effect adjustment to decrease retained earnings $2.4 million, net of income taxes.
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

The Company recorded a provision for credit losses on off-balance sheet credit exposures for the three and six months ended June 30, 2020 of $5.3 million and $6.3 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of June 30, 2020 and December 31, 2019.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of June 30, 2020 and December 31, 2019.
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
There were no changes to the valuation techniques for fair value measurements as of June 30, 2020 and December 31, 2019.
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$916,985	—	916,985	—
State and municipal obligations	4,096	—	4,096	—
Corporate obligations	27,533	—	27,533	—
Total available for sale debt securities	$948,614	—	948,614	—
Equity securities	806	806	—	—
Derivative assets	118,706	—	118,706	—
	$1,068,126	806	1,067,320	—

Derivative liabilities	$129,233	—	129,233	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$16,950	—	—	16,950
Foreclosed assets	3,272	—	—	3,272
	$20,222	—	—	20,222

	Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$947,430	—	947,430	—
State and municipal obligations	4,079	—	4,079	—
Corporate obligations	25,410	—	25,410	—
Total available for sale debt securities	$976,919	—	976,919	—
Equity Securities	825	825	—	—
Derivative assets	39,305	—	39,305	—
	$1,017,049	825	1,016,224	—

Derivative liabilities	$39,356	—	39,356	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$20,403	—	—	20,403
Foreclosed assets	2,715	—	—	2,715
	$23,118	—	—	23,118
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2020.
Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at June 30, 2020 and December 31, 2019 was $140.4 million and $77.0 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of June 30, 2020 and December 31, 2019. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at June 30, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$453,763	453,763	453,763	—	—
Available for sale debt securities:
Mortgage-backed securities	916,985	916,985	—	916,985	—
State and municipal obligations	4,096	4,096	—	4,096	—
Corporate obligations	27,533	27,533	—	27,533	—
Total available for sale debt securities	$948,614	948,614	—	948,614	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	6,840	6,843	6,843	—	—
Mortgage-backed securities	89	92	—	92	—
State and municipal obligations	424,085	445,202	—	445,202	—
Corporate obligations	8,289	8,450	—	8,450	—
Total held to maturity debt securities, net of allowance for credit losses	$439,303	460,587	6,843	453,744	—
FHLBNY stock	57,880	57,880	57,880	—	—
Equity Securities	806	806	806	—	—
Loans, net of allowance for credit losses	7,680,132	7,861,368	—	—	7,861,368
Derivative assets	118,706	118,706	—	118,706	—

Financial liabilities:
Deposits other than certificates of deposits	$7,048,605	7,048,605	7,048,605	—	—
Certificates of deposit	611,461	611,200	—	611,200	—
Total deposits	$7,660,066	7,659,805	7,048,605	611,200	—
Borrowings	1,175,289	1,186,863	—	1,186,863	—
Derivative liabilities	129,233	129,233	—	129,233	—

		Fair Value Measurements at December 31, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,748	186,748	186,748	—	—
Available for sale debt securities:
Mortgage-backed securities	947,430	947,430	—	947,430	—
State and municipal obligations	4,079	4,079	—	4,079	—
Corporate obligations	25,410	25,410	—	25,410	—
Total available for sale debt securities	$976,919	976,919	—	976,919	—
Held to maturity debt securities:
Agency obligations	$6,599	6,601	6,601	—	—
Mortgage-backed securities	118	122	—	122	—
State and municipal obligations	437,074	451,353	—	451,353	—
Corporate obligations	9,838	9,890	—	9,890	—
Total held to maturity debt securities	$453,629	467,966	6,601	461,365	—
FHLBNY stock	57,298	57,298	57,298	—	—
Equity Securities	825	825	825	—	—
Loans, net of allowance for credit losses	7,277,360	7,296,744	—	—	7,296,744
Derivative assets	39,305	39,305	—	39,305	—

Financial liabilities:
Deposits other than certificates of deposits	$6,368,582	6,368,582	6,368,582	—	—
Certificates of deposit	734,027	734,047	—	734,047	—
Total deposits	$7,102,609	7,102,629	6,368,582	734,047	—
Borrowings	1,125,146	1,127,569	—	1,127,569	—
Derivative liabilities	39,356	39,356	—	39,356	—

Note 10. Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive (loss) income, both gross and net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(1,252)	322	(930)	13,281	(3,619)	9,662
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(1,252)	322	(930)	13,281	(3,619)	9,662
Unrealized losses on derivatives (cash flow hedges)	(1,730)	446	(1,284)	(874)	238	(636)
Amortization related to post-retirement obligations	95	(25)	70	47	(13)	34
Total other comprehensive (loss) income	$(2,887)	743	(2,144)	12,454	(3,394)	9,060

	Six months ended June 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains arising during the period	$21,310	(5,494)	15,816	23,698	(6,458)	17,240
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	21,310	(5,494)	15,816	23,698	(6,458)	17,240
Unrealized losses on derivatives (cash flow hedges)	(9,427)	2,430	(6,997)	(1,306)	356	(950)
Amortization related to post-retirement obligations	207	(53)	154	30	(8)	22
Total other comprehensive income	$12,090	(3,117)	8,973	22,422	(6,110)	16,312

The following tables present the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended June 30,
	2020				2019
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Losses on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income (Loss)	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at March 31,	$25,492	(5,156)	(5,398)	14,938	(2,027)	(3,637)	580	(5,084)
Current - period other comprehensive (loss) income	(930)	70	(1,284)	(2,144)	9,662	34	(636)	9,060
Balance at June 30,	$24,562	(5,086)	(6,682)	12,794	7,635	(3,603)	(56)	3,976

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the six months ended June 30,
	2020				2019
	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at December 31,	$8,746	(5,240)	315	3,821	(9,605)	(3,625)	894	(12,336)
Current - period other comprehensive income	15,816	154	(6,997)	8,973	17,240	22	(950)	16,312
Balance at June 30,	$24,562	(5,086)	(6,682)	12,794	7,635	(3,603)	(56)	3,976
The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended June 30,		Affected line item in the Consolidated Statement of Income
	2020	2019
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$112	47	Compensation and employee benefits (1)
	(29)	(13)	Income tax expense
Total reclassification	$83	34	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the six months ended June 30,		Affected line item in the Consolidated Statement of Income
	2020	2019
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$224	94	Compensation and employee benefits (1)
	(58)	(26)	Income tax expense
Total reclassification	$166	68	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At June 30, 2020 and December 31, 2019, the Company had 126 and 92 interest rate swaps, respectively, with aggregate notional amounts of $2.06 billion and $1.61 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs") with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment if a borrower defaults on the related interest rate contract. At June 30, 2020 and December 31, 2019, the Company had 13 credit derivatives, with aggregate notional amounts of $109.0 million and $106.0 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At June 30, 2020 and December 31, 2019, the fair value of these credit derivatives were $88,000 and $47,000, respectively.
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
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2020 and 2019, such derivatives were used to hedge the variable cash outflows associated with Federal Home Loan Bank borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $3.3 million will be reclassified as an increase to interest expense. As of June 30, 2020, the Company had 13 outstanding interest rate derivatives with an aggregate notional amount of $490.0 million that were each designated as a cash flow hedge of interest rate risk.

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019 (in thousands):

	At June 30, 2020
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$127,617	Other liabilities	129,233
Credit contracts	Other assets	88	Other liabilities	—
Total derivatives not designated as a hedging instrument		$127,705		129,233

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$(8,999)	Other liabilities	—
Total derivatives designated as a hedging instrument		$(8,999)		—

	At December 31, 2019
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$38,830	Other liabilities	39,356
Credit contracts	Other assets	47	Other liabilities	—
Total derivatives not designated as a hedging instrument		$38,877		39,356

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$428	Other liabilities	—
Total derivatives designated as a hedging instrument		$428		—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and six months ended June 30, 2020 and 2019 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	June 30, 2020	June 30, 2019
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(229)	1,422
Credit contracts	Other income	—	19
Total		$(229)	1,441

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$126	147
Total		$126	147

		Gain (loss) recognized in income on derivatives for the six months ended
	Consolidated Statements of Income	June 30, 2020	June 30, 2019
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(1,049)	(2,096)
Credit contracts	Other income	(1)	15
Total		$(1,050)	(2,081)

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$21	309
Total		$21	309
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
At June 30, 2020, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $139.0 million at June 30, 2020. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $139.7 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.
Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months and six months ended June 30, 2020, the out-of-scope revenue related to financial instruments was 85.0% and 84.4% of the Company's total revenue, respectively, compared to 85.8% and 87.0% for the three and six months ended June 30, 2019, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into two categories: wealth management revenue and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(in-thousands)	2020	2019	2020	2019
Non-interest income
In-scope of Topic 606:
Wealth management fees	$5,977	6,243	12,228	10,322
Banking service charges and other fees:
Service charges on deposit accounts	2,071	3,278	5,047	6,467
Debit card and ATM fees	1,265	1,489	2,475	2,797
Total banking service charges and other fees	3,336	4,767	7,522	9,264
Total in-scope non-interest income	9,313	11,010	19,750	19,586
Total out-of-scope non-interest income	5,052	4,824	11,606	8,436
Total non-interest income	$14,365	15,834	31,356	28,022

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
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at June 30, 2020 (in thousands):

	Classification	June 30, 2020	December 31, 2019
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$39,229	$41,754
Lease Liabilities:
Operating lease liabilities	Other liabilities	$40,221	$42,815
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
At June 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.3 years and 3.44%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended June 30, 2020	Three months ended June 30, 2019
Lease Costs
Operating lease cost	$2,132	$2,126
Variable lease cost	724	597
Total lease cost	$2,856	$2,723

	Six months ended June 30, 2020	Six months ended June 30, 2019
Lease Costs
Operating lease cost	$4,262	$4,176
Variable lease cost	1,330	1,357
Total lease cost	$5,592	$5,533

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2020	Six months ended June 30, 2019
Operating cash flows from operating leases	$4,247	4,115
During the three or six months ended June 30, 2020, the Company did not enter into any new lease obligations.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2020	$4,257
2021	6,300
2022	5,429
2023	4,914
2024	4,518
Thereafter	22,253
Total future minimum lease payments	47,671
Amounts representing interest	7,450
Present value of net future minimum lease payments	$40,221

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In addition, the COVID-19 pandemic continues to have an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated, and the extent to which the economy can remain open. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to stock price decline; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.
The Company cautions readers not to place undue reliance on any forward-looking statements which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not have any obligation to update any forward-looking statements to reflect events or circumstances after the date of this statement.
Acquisition
SB One Bancorp Acquisition
Effective as of the close of business on July 31, 2020, the Company completed its previously announced acquisition of SB One Bancorp ("SB One"), which was merged with and into the Company. In connection with the acquisition, SB One Bank, a wholly owned subsidiary of SB One, was merged with and into Provident Bank, a wholly owned subsidiary of the Company. At July 31, 2020, SB One had, on a consolidated basis, approximately $2.22 billion in total assets, which included $1.78 billion in total loans and $1.75 billion in total deposits, and operated 18 full-service banking offices in New Jersey and New York. Under the merger agreement, each share of SB One common stock will be exchanged for 1.357 shares, or approximately 12.8 million shares, of the Company's common stock plus cash in lieu of fractional shares. Consideration paid in the acquisition of SB One was approximately $180.8 million.
Merger-related expenses, which are recorded in other operating expenses on the Consolidated Statements of Income, totaled $683,000 and $1.1 million for the three and six months ended June 30, 2020, respectively, and primarily consist of professional and legal expenses.

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
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted for both the three and six months ended June 30, 2020 due to worsening economic conditions and declining asset valuations attributable to the COVID-19 pandemic, asset valuations improved in the second quarter of 2020 and management has not identified a reduction in assets under management due to a declining customer base. As a result, the $9.4 million fair value of the contingent liability was unchanged at June 30, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
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
Although management believes that the Company has established and maintained the allowance for credit losses at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment and economic forecast. Management evaluates its estimates and assumptions on an ongoing basis giving consideration to forecasted economic factors, historical loss experience and other factors. Such estimates and assumptions are adjusted when facts and circumstances dictate. In addition to the ongoing impact of the COVID-19 pandemic, illiquid credit markets, volatile securities markets, and declines in the housing and commercial real estate markets and the economy in general may increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. In addition, various regulatory agencies periodically review the adequacy of the Company’s allowance for credit losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance or additional write-downs based on their judgments about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for credit losses remains an estimate that is subject to significant judgment and short-term change.
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at June 30, 2020 or December 31, 2019.
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2020 AND DECEMBER 31, 2019
Total assets at June 30, 2020 were $10.51 billion, a $705.0 million increase from December 31, 2019. The increase in total assets was primarily due to a $433.5 million increase in total loans inclusive of commercial loans made under the Paycheck Protection Program ("PPP"), a $267.0 million increase in cash and cash equivalents and a $73.0 million increase in other assets, partially offset by a $42.1 million decrease in total investments.
The Company’s loan portfolio increased $433.5 million to $7.77 billion at June 30, 2020, from $7.33 billion at December 31, 2019. For the six months ended June 30, 2020, loan originations, including advances on lines of credit, totaled $1.75 billion, compared with $1.35 billion for the same period in 2019. During the six months ended June 30, 2020, the loan portfolio had net increases of $421.5 million in commercial loans, $98.0 million in commercial mortgage loans, $50.0 million in multi-family mortgage loans and $47.7 million in residential mortgage loans, partially offset by net decreases of $144.8 million in construction loans and $29.7 million in consumer loans. At June 30, 2020, the commercial loan portfolio included $400.3 million of PPP loans. Commercial real estate, commercial and construction loans represented 80.9% of the loan portfolio at June 30, 2020, compared to 80.0% at December 31, 2019.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $218.7 million and $120.3 million, respectively, at June 30, 2020, compared to $213.2 million and $105.3 million, respectively, at December 31, 2019. One SNC relationship consisting of three loans was 90 days or more delinquent at June 30, 2020.
The Company had outstanding junior lien mortgages totaling $136.1 million at June 30, 2020. Of this total, 11 loans totaling $656,000 were 90 days or more delinquent. These loans were allocated a total loss reserve of $21,000.
The following table sets forth information regarding the Company’s non-performing assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Mortgage loans:
Residential	$6,806	8,543
Commercial	5,048	5,270
Total mortgage loans	11,854	13,813
Commercial loans	22,419	25,160
Consumer loans	1,194	1,221
Total non-performing loans	35,467	40,194
Foreclosed assets	3,272	2,715
Total non-performing assets	$38,739	42,909
The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Mortgage loans:
Residential	$4,670	2,579
Total mortgage loans	4,670	2,579
Commercial loans	19	95
Consumer loans	590	337
Total 60-89 day delinquent loans	$5,279	3,011
At June 30, 2020, the allowance for loan losses totaled $86.3 million, representing 1.11% of total loans, or 1.17% of total loans excluding PPP, compared to $55.5 million, or 0.76% of total loans, prior to the adoption of CECL at December 31, 2019. Total non-performing loans were $35.5 million, or 0.46% of total loans at June 30, 2020, compared to $40.2 million, or 0.55% of total loans at December 31, 2019. The $4.7 million decrease in non-performing loans consisted of a $2.7 million decrease in non-performing commercial loans, a $1.7 million decrease in non-performing residential mortgage loans, a $222,000 decrease in non-performing commercial mortgage loans and a $27,000 decrease in non-performing consumer loans. Non-performing loans do not include $750,000 of purchased credit deteriorated ("PCD") loans acquired from Team Capital Bank in 2014.
At June 30, 2020 and December 31, 2019, the Company held foreclosed assets of $3.3 million and $2.7 million, respectively. During the six months ended June 30, 2020, there were three additions to foreclosed assets with a carrying value of $2.5 million and six properties sold with a carrying value of $1.4 million and valuation charges of $548,000. Foreclosed assets at June 30, 2020 consisted of $1.7 million of commercial vehicles, $1.1 million of residential real estate and $449,000 of commercial real estate.
Non-performing assets totaled $38.7 million, or 0.37% of total assets at June 30, 2020, compared to $42.9 million, or 0.44% of total assets at December 31, 2019.
Cash and cash equivalents were $453.8 million at June 30, 2020, a $267.0 million increase from December 31, 2019 primarily as a result of increases in cash collateral pledged to counterparties to secure loan-level swaps and short-term investments.
Total investments were $1.45 billion at June 30, 2020, a $42.1 million decrease from December 31, 2019. This decrease was largely due to repayments of mortgage-backed securities, maturities and calls of certain municipal and agency bonds, partially offset by purchases of mortgage-backed and municipal securities and an increase in unrealized gains on available for sale debt securities.
Total deposits increased $557.5 million during the six months ended June 30, 2020 to $7.66 billion. Total core deposits, consisting of savings and demand deposit accounts, increased $680.0 million to $7.05 billion at June 30, 2020, while total time deposits decreased $122.6 million to $611.5 million at June 30, 2020. The increase in core deposits was largely attributable to a $388.1 million increase in non-interest bearing demand deposits, which benefited from deposits associated with PPP loans and stimulus funding, a $130.3 million increase in interest bearing demand deposits, a $94.5 million increase in money market deposits and a $67.1 million increase in savings deposits. The decrease in time deposits was primarily the result of a $73.7 million decrease in retail time deposits and a $48.9 million decrease in brokered deposits. Core deposits represented 92.0% of total deposits at June 30, 2020, compared to 89.7% at December 31, 2019.
Borrowed funds increased $50.1 million during the six months ended June 30, 2020, to $1.18 billion. The increase in borrowings for the period was driven by asset funding requirements. Borrowed funds represented 11.2% of total assets at June 30, 2020, a decrease from 11.5% at December 31, 2019.
Stockholders’ equity decreased $3.4 million during the six months ended June 30, 2020, to $1.41 billion, primarily due to dividends paid to stockholders, the adoption of CECL on January 1, 2020 and the related charge to equity of $8.3 million, net of tax, to establish initial allowances against credit losses and off-balance sheet credit exposures under the new accounting standard and common stock repurchases, partially offset by net income earned for the period and an increase in unrealized gains on available for sale debt securities. For the six months ended June 30, 2020, common stock repurchases totaled 385,794 shares at an average cost of $18.79, of which 48,416 shares, at an average cost of $19.84, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At June 30, 2020, 1.2 million shares remained eligible for repurchase under the current stock repurchase authorization.
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

In response to the COVID-19 pandemic, the Company has escalated the monitoring of deposit behavior, utilization of credit lines, and borrowing capacity with the FHLBNY and FRBNY, and is enhancing its collateral position with these funding sources.
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
In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule providing banking institutions that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five year transition in total). In connection with its adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition.

At June 30, 2020, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	June 30, 2020
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$387,427	4.00%	$387,427	4.00%	$888,239	9.17%
Common equity Tier 1 risk-based capital	376,693	4.50	585,967	7.00	888,239	10.61
Tier 1 risk-based capital	502,258	6.00	711,532	8.50	888,239	10.61
Total risk-based capital	669,677	8.00	878,951	10.50	993,592	11.87

Company:
Tier 1 leverage capital	$387,470	4.00%	$387,470	4.00%	$970,600	10.02%
Common equity Tier 1 risk-based capital	378,821	4.50	589,277	7.00	970,600	11.53
Tier 1 risk-based capital	505,094	6.00	715,550	8.50	970,600	11.53
Total risk-based capital	673,459	8.00	883,915	10.50	1,045,661	12.42
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
General. The Company reported net income of $14.3 million, or $0.22 per basic and diluted share for the three months ended June 30, 2020, compared to net income of $24.4 million, or $0.38 per basic and diluted share for the three months ended June 30, 2019. For the six months ended June 30, 2020, the Company reported net income of $29.2 million, or $0.45 per basic and diluted share, compared to net income of $55.3 million, or $0.85 per basic and diluted share, for the same period last year.
The Company’s earnings for the three and six months ended June 30, 2020 were adversely impacted by elevated provisions for credit losses primarily related to the current weak economic forecast attributable to the COVID-19 pandemic, combined with the January 1, 2020 adoption of CECL, which requires the current recognition of allowances for losses expected to be incurred over the life of covered assets. For the three and six months ended June 30, 2020, provisions for credit losses and off-balance sheet credit exposures totaled $16.2 million and $31.9 million, respectively. The Company's earnings were further impacted by expenses related to the Company's acquisition of SB One Bancorp of $683,000 and $1.1 million, for the three and six months ended June 30, 2020, respectively, and by COVID-19 related costs which totaled $1.0 million for both the three and six months ended June 30, 2020.
Net Interest Income. Total net interest income decreased $6.7 million to $69.8 million for the quarter ended June 30, 2020, from $76.6 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, total net interest income decreased $9.7 million to $141.8 million, from $151.6 million for the same period in 2019. Interest income for the quarter ended June 30, 2020 decreased $14.1 million to $81.5 million, from $95.6 million for the same period in 2019. For the six months ended June 30, 2020, interest income decreased $18.4 million to $169.7 million, from $188.1 million for the six months ended June 30, 2019. Interest expense decreased $7.4 million to $11.7 million for the quarter ended June 30, 2020, from $19.1 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, interest expense decreased $8.6 million to $27.9 million, from $36.5 million for the six months ended June 30, 2019. The decline in net interest income for the three and six months ended June 30, 2020, compared with the three and six months ended June 30, 2019, was primarily due to period-over-period compression in the net interest margin as the decrease in the yield on interest-earning assets outpaced the decline in the Company's cost of interest-bearing liabilities. This decline was tempered by growth in both average loans outstanding and lower-costing average interest-bearing and non-interest bearing core deposits. Net interest income included $1.9 million in interest and fees on PPP loans at an average rate of 2.38% and 2.34% for the three and six months ended June 30, 2020, respectively. Excluding the impact of PPP loans from both net interest income and average interest-earning assets would result in an increase in the net interest margin of two basis points and one basis point for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company recognized the acceleration of accretion of $2.2 million in interest income upon the prepayment of loans which had been non-accruing. For the three and six months ended

June 30, 2019, the recognition of this interest income resulted in a 10 and 5 basis point increase in the net interest margin, respectively.
The net interest margin decreased 45 basis points to 2.97% for the quarter ended June 30, 2020, compared to 3.42% for the quarter ended June 30, 2019. The weighted average yield on interest-earning assets decreased 81 basis points to 3.47% for the quarter ended June 30, 2020, compared with 4.28% for the quarter ended June 30, 2019, while the weighted average cost of interest bearing liabilities decreased 44 basis points to 0.68% for the quarter ended June 30, 2020, compared to the second quarter of 2019. The average cost of interest bearing deposits for the quarter ended June 30, 2020 was 0.54%, compared with 0.86% for the same period last year. Average non-interest bearing demand deposits totaled $1.85 billion for the quarter ended June 30, 2020, compared to $1.46 billion at June 30, 2019. The average cost of all deposits, including non-interest bearing deposits, was 41 basis points for the quarter ended June 30, 2020, compared with 68 basis points for the quarter ended June 30, 2019. The average cost of borrowed funds for the quarter ended June 30, 2020 was 1.31%, compared to 2.18% for the same period last year.
For the six months ended June 30, 2020, the net interest margin decreased 32 basis points to 3.09%, compared to 3.41% for the six months ended June 30, 2019. The weighted average yield on interest earning assets declined 54 basis points to 3.70% for the six months ended June 30, 2020, compared to 4.24% for the six months ended June 30, 2019, while the weighted average cost of interest bearing liabilities decreased 27 basis points for the six months ended June 30, 2020 to 0.81%, compared to the six months ended June 30, 2019. The average cost of interest bearing deposits for the six months ended June 30, 2020 was 0.66%, compared to 0.82% for the same period last year. Average non-interest bearing demand deposits totaled $1.67 billion for the six months ended June 30, 2020, compared with $1.45 billion for the six months ended June 30, 2019. The average cost of all deposits, including non-interest bearing deposits, was 51 basis points for the six months ended June 30, 2020, compared with 65 basis points for the six months ended June 30, 2019. The average cost of borrowings for the six months ended June 30, 2020 was 1.55%, compared with 2.12% for the same period last year.
Interest income on loans secured by real estate decreased $6.3 million to $49.3 million for the three months ended June 30, 2020, from $55.6 million for the three months ended June 30, 2019. Commercial loan interest income decreased $4.2 million to $18.9 million for the three months ended June 30, 2020, from $23.2 million for the three months ended June 30, 2019. Consumer loan interest income decreased $1.2 million to $3.5 million for the three months ended June 30, 2020, from $4.8 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, the average balance of total loans increased $415.1 million to $7.59 billion, compared to the same period in 2019. The average yield on total loans for the three months ended June 30, 2020 decreased 87 basis points to 3.76%, from 4.63% for the same period in 2019.
Interest income on loans secured by real estate decreased $6.9 million to $103.7 million for the six months ended June 30, 2020, from $110.6 million for the six months ended June 30, 2019. Commercial loan interest income decreased $6.1 million to $37.6 million for the six months ended June 30, 2020, from $43.7 million for the six months ended June 30, 2019. Consumer loan interest income decreased $1.8 million to $7.7 million for the six months ended June 30, 2020, from $9.6 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the average balance of total loans increased $269.6 million to $7.42 billion, from $7.15 billion for the same period in 2019. The average yield on total loans for the six months ended June 30, 2020 decreased 58 basis points to 3.99%, from 4.57% for the same period in 2019.
Interest income on held to maturity debt securities decreased $286,000 to $2.9 million for the quarter ended June 30, 2020, compared to the same period last year. Average held to maturity debt securities decreased $29.9 million to $444.3 million for the quarter ended June 30, 2020, from $474.2 million for the same period last year. Interest income on held to maturity debt securities decreased $508,000 to $5.8 million for the six months ended June 30, 2020, compared to the same period in 2019. Average held to maturity debt securities decreased $27.3 million to $446.7 million for the six months ended June 30, 2020, from $474.0 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock decreased $2.0 million to $6.3 million for the quarter ended June 30, 2020, from $8.3 million for the quarter ended June 30, 2019. The average balance of available for sale debt securities and FHLBNY stock decreased $131.1 million to $1.03 billion for the three months ended June 30, 2020, compared to the same period in 2019. Interest income on available for sale debt securities and FHLBNY stock decreased $3.3 million to $13.3 million for the six months ended June 30, 2020, from $16.7 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock decreased $106.2 million to $1.05 billion for the six months ended June 30, 2020.
The average yield on total securities decreased to 2.21% for the three months ended June 30, 2020, compared with 2.80% for the same period in 2019. For the six months ended June 30, 2020, the average yield on total securities decreased to 2.42%, compared with 2.84% for the same period in 2019.

Interest expense on deposit accounts decreased $4.1 million to $7.6 million for the quarter ended June 30, 2020, compared with $11.7 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, interest expense on deposit accounts decreased $3.6 million to $18.6 million, from $22.2 million for the same period last year. The average cost of interest bearing deposits decreased to 0.54% for the second quarter of 2020 and 0.66% for the six months ended June 30, 2020, from 0.86% and 0.82% for the three and six months ended June 30, 2019, respectively. The average balance of interest bearing core deposits for the quarter ended June 30, 2020 increased $405.2 million to $5.07 billion. For the six months ended June 30, 2020, average interest bearing core deposits increased $323.6 million, to $4.98 billion, from $4.66 billion for the same period in 2019. Average time deposit account balances decreased $196.2 million, to $605.8 million for the quarter ended June 30, 2020, from $802.0 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, average time deposit account balances decreased $101.3 million, to $688.5 million, from $789.8 million for the same period in 2019.
Interest expense on borrowed funds decreased $3.3 million to $4.1 million for the quarter ended June 30, 2020, from $7.4 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, interest expense on borrowed funds decreased $5.0 million to $9.3 million, from $14.3 million for the six months ended June 30, 2019. The average cost of borrowings decreased to 1.31% for the three months ended June 30, 2020, from 2.18% for the three months ended June 30, 2019. The average cost of borrowings decreased to 1.55% for the six months ended June 30, 2020, from 2.12% for the same period last year. Average borrowings decreased $110.5 million to $1.25 billion for the quarter ended June 30, 2020, from $1.36 billion for the quarter ended June 30, 2019. For the six months ended June 30, 2020, average borrowings decreased $152.8 million to $1.20 billion, compared to $1.36 billion for the six months ended June 30, 2019.
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
The Company recorded provisions for credit losses of $10.9 million and $25.6 million for the three and six months ended June 30, 2020, respectively, compared with provisions of $9.5 million and $9.7 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the Company had net recoveries of $216,000 and net charge-offs of $2.8 million, respectively, compared to net charge-offs of $2.0 million and $2.5 million, respectively, for the same periods in 2019. At June 30, 2020, the Company’s allowance for credit losses was $86.3 million, representing 1.11% of total loans, or 1.17% of total loans excluding PPP, compared with $55.5 million, or 0.76% of total loans, prior to the adoption of CECL at December 31, 2019. The three and six months ended June 30, 2020 reflects management’s best estimate of projected losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts related to the COVID-19 pandemic, as well as the impact of unprecedented fiscal, monetary and regulatory interventions. In addition, a gross allowance for credit losses of $7.9 million and a related deferred tax asset were recorded against equity upon the January 1, 2020 adoption of CECL. Future credit loss provisions are subject to significant uncertainty given the undetermined nature of prospective changes in economic conditions, as the impact of COVID-19 pandemic and its impact on the economy continues to unfold. The effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions and reserve requirements.
Non-Interest Income. Non-interest income totaled $14.4 million for the quarter ended June 30, 2020, a decrease of $1.5 million, compared to the same period in 2019. Fee income decreased $2.0 million to $4.9 million for the three months ended June 30, 2020, compared to the same period in 2019, largely due to a $1.1 million decrease in deposit related fees, a $262,000 decrease in non-deposit investment fees and a $208,000 decrease in debit card revenue, partially offset by a $173,000 increase in commercial loan prepayment fees. Overall fee income for the quarter was adversely impacted by lower transaction volumes and reduced business opportunities related to the COVID-19 outbreak and related mitigation efforts. Wealth management income decreased $266,000 to $6.0 million for the three months ended June 30, 2020. This decrease in income was largely a function of market declines in the value of assets under management and a decrease in managed mutual fund fees. Partially offsetting these decreases, income from Bank-owned life insurance ("BOLI") increased $574,000 to $1.9 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in benefit claims and higher equity valuations. Also, other income increased $180,000 to $1.6 million for the three months ended June 30, 2020, compared to the quarter ended June 30, 2019, primarily due to a $387,000 increase in net gains on the sale of foreclosed real estate, partially offset by a $206,000 decrease in net fees on loan-level interest rate swap transactions.

For the six months ended June 30, 2020, non-interest income totaled $31.4 million, an increase of $3.3 million, compared to the same period in 2019. Other income increased $3.3 million to $5.0 million for the six months ended June 30, 2020, compared to $1.7 million for the same period in 2019, due to a $2.8 million increase in net fees on loan-level interest rate swap transactions and a $351,000 increase in net gains on the sale of foreclosed real estate. Wealth management income increased $1.9 million to $12.2 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to fees earned on assets under management acquired in the April 1, 2019 Tirschwell & Loewy ("T&L") acquisition, partially offset by a decrease in managed mutual fund fees. Partially offsetting these increases, fee income decreased $1.5 million, primarily due to a $1.2 million decrease in deposit related fees, a $115,000 decrease in non-deposit investment fees and a $67,000 decrease in debit card income, all largely due to the effects of COVID-19 and related mitigation efforts, while BOLI income decreased $335,000 to $2.6 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to a decrease in equity valuations.
Non-Interest Expense. For the three months ended June 30, 2020, non-interest expense totaled $55.3 million, an increase of $5.6 million, compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, credit loss expense for off-balance sheet credit exposures under the CECL standard accounted for $5.3 million of the $5.6 million increase, due to an increase in loss factors associated with the current economic forecast, an increase in the pipeline of loans approved awaiting closing and an increase in availability on committed lines of credit due to below average utilization. Data processing expense increased $619,000 to $5.0 million for the three months ended June 30, 2020, compared with the same period in 2019, primarily due to increases in software subscription service expense and on-line banking costs. In addition, FDIC insurance increased $340,000 due to increases in both the insurance assessment rate and total assets subject to assessment, partially offset by the receipt of the small bank assessment credit for the first quarter of 2020. Compensation and benefits expense increased $210,000 to $29.2 million for the three months ended June 30, 2020, compared to $29.0 million for the same period in 2019, largely due to an increase in salary expense related to annual merit increases and COVID-19 supplemental pay for branch employees, partially offset by a decrease in stock-based compensation and the deferral of salary expense related to PPP loan originations. Partially offsetting these increases, other operating expenses decreased $113,000 to $7.5 million for the three months ended June 30, 2020, compared to the same period in 2019, largely due to decreases in business development and debit card expenses, partially offset by increases in legal and consulting expenses, which included $683,000 related to the pending acquisition of SB One Bancorp.
Non-interest expense totaled $109.4 million for the six months ended June 30, 2020, an increase of $11.3 million, compared to $98.1 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, credit loss expense for off-balance sheet credit exposures was $6.3 million related to the January 1, 2020 adoption of CECL, and the subsequent increase in loss factors due to the current economic forecast, increase in the pipeline of loans approved awaiting closing and an increase in availability on committed lines of credit due to below average utilization. Compensation and benefits expense increased $3.0 million to $60.4 million for the six months ended June 30, 2020, compared to $57.4 million for the six months ended June 30, 2019, primarily due to additional compensation expense associated with the acquisition of T&L, an increase in executive severance costs and COVID 19 supplemental pay for branch employees, partially offset by the deferral of salary expense related to PPP loan originations. Other operating expenses increased $1.9 million to $16.7 million for the six months ended June 30, 2020, compared to the same period in 2019, largely due to an increase in professional service expenses related to the SB One transaction and a market valuation adjustment on foreclosed real estate. Data processing expense increased $1.1 million to $9.4 million for the six months ended June 30, 2020, compared to $8.3 million for the same period in 2019, principally due to increases in software subscription service expense and on-line banking costs. Partially offsetting these increases, net occupancy expense decreased $847,000 to $12.4 million for the six months ended June 30, 2020, compared to the same period in 2019, due to reductions in snow removal and depreciation expenses.
Income Tax Expense. For the three months ended June 30, 2020, the Company’s income tax expense was $3.7 million with an effective tax rate of 20.6%, compared with income tax expense of $8.8 million with an effective tax rate of 26.5%, for the three months ended June 30, 2019. The decreases in tax expense and the effective tax rate for the current quarter compared with the same period last year were largely the result of a decrease in income derived from taxable sources. In addition, the 2019 quarter was impacted by the publication of a technical bulletin by the New Jersey Division of Taxation that specifies the treatment of real estate investment trusts in connection with combined reporting for New Jersey corporate business purposes.
For the six months ended June 30, 2020, the Company's income tax expense was $9.0 million with an effective tax rate of 23.5%, compared with $16.5 million with an effective tax rate of 23.0% for the six months ended June 30, 2019. The decrease in tax expense for the six months ended June 30, 2020 was largely the result of a decrease in income derived from taxable sources. The increase in the effective tax rate for the current year compared to the same period last year was attributable to a discrete item in the first quarter 2020 related to the vesting of stock awards at a market value below the fair value used for expense recognition.

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
The following table sets forth the results of a twelve-month net interest income projection model as of June 30, 2020 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$260,359	$(8,596)	(3.2)%
Static	268,955	—	—%
+100	272,112	3,157	1.2%
+200	274,582	5,627	2.1%
+300	276,708	7,753	2.9%
The preceding table indicates that, as of June 30, 2020, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 2.9%, or $7.8 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 3.2%, or $8.6 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of June 30, 2020 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,065,788	$(190,446)	(15.2)%	9.8%	(16.6)%
Flat	1,256,234	—	—%	11.7%	—%
+100	1,317,488	61,254	4.9%	12.5%	6.9%
+200	1,354,240	98,006	7.8%	13.2%	12.2%
+300	1,371,957	115,723	9.2%	13.6%	16.1%
The preceding table indicates that as of June 30, 2020, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 9.2%, or $115.7 million. If rates were to decrease 100 basis points, the present value of equity would decrease 15.2%, or $190.4 million.
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
The risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 were supplemented by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
April 1, 2020 through April 30, 2020	71,400	$13.34	71,400	1,236,515
May 1, 2020 through May 31, 2020	20,778	13.07	20,778	1,215,737
June 1, 2020 through June 30, 2020	6,800	13.05	6,800	1,208,937
Total	98,978	13.26	98,978
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
The following exhibits are filed herewith:

2.1
Agreement and Plan of Merger, dated March 11, 2020, by and between Provident Financial Services, Inc. and SB One Bancorp. (Filed as an exhibit to the Company's Current Report on Form 8-K on March 12, 2020 with the Securities and Exchange Commission/Registration No. 001-31566.

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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	August 10, 2020	By:	/s/ Christopher Martin
Christopher Martin
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2020	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer