Form 10-Q
period 2020-09-30
PROVIDENT FINANCIAL SERVICES INC
filed 2020-11-09
CIK 1178970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 6, 2020 there were 83,209,293 shares issued and 78,572,138 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, including 180,897 shares held by the First Savings Bank Directors’ Deferred Fee Plan not otherwise considered outstanding under U.S. generally accepted accounting principles.

PROVIDENT FINANCIAL SERVICES, INC.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2020 (Unaudited) and December 31, 2019
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$382,014	$131,555
Short-term investments	128,124	55,193
Total cash and cash equivalents	510,138	186,748
Available for sale debt securities, at fair value	1,100,391	976,919
Held to maturity debt securities, net (fair value of $467,693 at September 30, 2020 (unaudited) and $467,966 at December 31, 2019)	446,591	453,629
Equity securities, at fair value	869	825
Federal Home Loan Bank stock	69,975	57,298
Loans	9,756,809	7,332,885
Less allowance for credit losses	106,314	55,525
Net loans	9,650,495	7,277,360
Foreclosed assets, net	4,720	2,715
Banking premises and equipment, net	72,909	55,210
Accrued interest receivable	43,967	29,031
Intangible assets	467,128	437,019
Bank-owned life insurance	234,410	195,533
Other assets	269,729	136,291
Total assets	$12,871,322	$9,808,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$7,104,322	$5,384,868
Savings deposits	1,310,231	983,714
Certificates of deposit of $100,000 or more	627,041	438,551
Other time deposits	517,647	295,476
Total deposits	9,559,241	7,102,609
Mortgage escrow deposits	27,510	26,804
Borrowed funds	1,413,029	1,125,146
Subordinated debentures	25,099	—
Other liabilities	244,874	140,179
Total liabilities	11,269,753	8,394,738
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 83,209,293 shares issued and 78,481,159 shares outstanding at September 30, 2020 and 65,787,900 outstanding at December 31, 2019	832	832
Additional paid-in capital	960,863	1,007,303
Retained earnings	694,240	695,273
Accumulated other comprehensive income	13,331	3,821
Treasury stock	(45,118)	(268,504)
Unallocated common stock held by the Employee Stock Ownership Plan	(22,579)	(24,885)
Common stock acquired by deferred compensation plans	(4,666)	(3,833)
Deferred compensation plans	4,666	3,833
Total stockholders’ equity	1,601,569	1,413,840
Total liabilities and stockholders’ equity	$12,871,322	$9,808,578
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three and nine months ended September 30, 2020 and 2019 (Unaudited)
(Dollars in Thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income:
Real estate secured loans	$58,897	$56,402	$162,635	$167,051
Commercial loans	20,622	20,104	58,238	63,788
Consumer loans	4,305	4,648	12,024	14,216
Available for sale debt securities, equity securities and Federal Home Loan Bank stock	6,321	7,918	19,669	24,584
Held to maturity debt securities	2,836	3,075	8,661	9,408
Deposits, Federal funds sold and other short-term investments	472	879	1,932	2,038
Total interest income	93,453	93,026	263,159	281,085
Interest expense:
Deposits	7,400	11,730	26,000	33,940
Borrowed funds	3,862	7,768	13,120	22,055
Subordinated debt	206	—	206	—
Total interest expense	11,468	19,498	39,326	55,995
Net interest income	81,985	73,528	223,833	225,090
Provision for credit losses	6,400	500	32,017	10,200
Net interest income after provision for credit losses	75,585	73,028	191,816	214,890
Non-interest income:
Fees	5,736	7,634	17,179	20,617
Wealth management income	6,847	6,084	19,075	16,406
Insurance agency income	1,711	—	1,711	—
Bank-owned life insurance	1,644	1,272	4,290	4,253
Net gains on securities transactions	—	—	55	29
Other income	4,688	3,057	9,672	4,764
Total non-interest income	20,626	18,047	51,982	46,069
Non-interest expense:
Compensation and employee benefits	35,700	29,376	96,095	86,735
Net occupancy expense	6,993	6,413	19,362	19,629
Data processing expense	5,026	4,114	14,439	12,447
FDIC insurance	1,185	—	1,953	1,167
Amortization of intangibles	918	827	2,373	2,161
Advertising and promotion expense	773	1,098	2,774	3,059
Credit loss (benefit) expense for off-balance sheet credit exposures	(575)	—	5,714	—
Other operating expenses	9,763	7,910	26,447	22,650
Total non-interest expense	59,783	49,738	169,157	147,848
Income before income tax expense	36,428	41,337	74,641	113,111
Income tax expense	9,285	9,938	18,257	26,429
Net income	$27,143	$31,399	$56,384	$86,682
Basic earnings per share	$0.37	$0.49	$0.84	$1.34
Weighted average basic shares outstanding	72,519,123	64,511,956	67,093,442	64,720,642
Diluted earnings per share	$0.37	$0.49	$0.84	$1.34
Weighted average diluted shares outstanding	72,604,298	64,632,285	67,173,876	64,852,983

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2020 and 2019 (Unaudited)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$27,143	$31,399	$56,384	$86,682
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	(428)	2,614	15,388	19,854
Reclassification adjustment for gains included in net income	—	—	—	—
Total	(428)	2,614	15,388	19,854
Unrealized gains (losses) on derivatives	880	137	(6,117)	(813)
Amortization related to post-retirement obligations	85	35	239	57
Total other comprehensive income	537	2,786	9,510	19,098
Total comprehensive income	$27,680	$34,185	$65,894	$105,780

See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2019 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2019	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2019	$832	$1,025,855	$666,415	$3,976	$(277,364)	$(28,268)	$(4,169)	$4,169	$1,391,446
Net income	—	—	31,399	—	—	—	—	—	31,399
Other comprehensive income, net of tax	—	—		2,786	—	—	—	—	2,786
Cash dividends paid	—	—	(15,274)	—	—	—	—	—	(15,274)
Distributions from DDFP	—	38	—	—	—	—	168	(168)	38
Purchases of treasury stock	—	—	—	—	(15,817)	—	—	—	(15,817)
Purchase of employee restricted shares to fund statutory tax withholding	—		—	—	(32)	—	—	—	(32)
Shares issued dividend reinvestment plan	—	116	—	—	345	—	—	—	461
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	298	—	—	—	704	—	—	1,002
Allocation of Stock Award Plan ("SAP") shares	—	1,778	—	—	—	—	—	—	1,778
Allocation of stock options	—	46	—	—	—	—	—	—	46
Balance at September 30, 2019	$832	$1,028,131	$682,540	$6,762	$(292,868)	$(27,564)	$(4,001)	$4,001	$1,397,833

For the nine months ended September 30, 2019	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINEDEARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURYSTOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2018	$832	$1,021,533	$651,099	$(12,336)	$(272,470)	$(29,678)	$(4,504)	$4,504	$1,358,980
Net income	—	—	86,682	—	—	—	—	—	86,682
Other comprehensive income, net of tax	—	—	—	19,098	—	—	—	—	19,098
Cash dividends paid	—	—	(59,591)	—	—	—	—	—	(59,591)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-02	—	—	4,350	—	—	—	—	—	4,350
Distributions from DDFP	—	123	—	—	—	—	503	(503)	123
Purchases of treasury stock	—	—	—	—	(19,867)	—	—	—	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(1,985)	—	—	—	(1,985)
Shares issued dividend reinvestment plan	—	545	—	—	1,219	—	—	—	1,764
Stock option exercises	—	(96)	—	—	235	—	—	—	139
Allocation of ESOP shares	—	1,007	—	—	—	2,114	—	—	3,121
Allocation of SAP shares	—	4,884	—	—	—	—	—	—	4,884
Allocation of stock options	—	135	—	—	—	—	—	—	135
Balance at September 30, 2019	$832	$1,028,131	$682,540	$6,762	$(292,868)	$(27,564)	$(4,001)	$4,001	$1,397,833
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2020 (Unaudited)
(Dollars in Thousands)

For the three months ended September 30, 2020	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at June 30, 2020	832	1,009,978	685,509	12,794	(275,359)	(23,347)	(3,498)	3,498	1,410,407
Net income	—	—	27,143	—	—	—	—	—	27,143
Other comprehensive income, net of tax	—	—	—	537	—	—	—	—	537
Cash dividends paid	—	—	(18,412)	—	—	—	—	—	(18,412)
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	—	—	—	—	—	—	—
Acquisition of deferred compensation plan	—	—	—	—	—	—	(1,336)	1,336	—
Distributions from DDFP	—	16	—	—	—	—	168	(168)	16
Purchases of treasury stock	—	—	—	—	(961)	—	—	—	(961)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(13)	—	—	—	(13)
Shares issued dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(163)	—	—	—	768	—	—	605
Allocation of SAP shares	—	1,371	—	—	—	—	—	—	1,371
Treasury shares issued due to acquisition	—	(50,387)	—	—	231,215	—	—	—	180,828
Allocation of stock options	—	48	—	—	—	—	—	—	48
Balance at September 30, 2020	$832	$960,863	$694,240	$13,331	$(45,118)	$(22,579)	$(4,666)	$4,666	$1,601,569

For the nine months ended September 30, 2020	COMMONSTOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	UNALLOCATED ESOP SHARES	COMMON STOCK ACQUIRED BY DEFERRED COMP PLANS	DEFERRED COMPENSATION PLANS	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2019	$832	$1,007,303	$695,273	$3,821	$(268,504)	$(24,885)	$(3,833)	$3,833	$1,413,840
Net income	—	—	56,384	—	—	—	—	—	56,384
Other comprehensive income, net of tax	—	—	—	9,510	—	—	—	—	9,510
Cash dividends paid	—	—	(49,106)	—	—	—	—	—	(49,106)
Effect of adopting ASU No. 2016-13 ("CECL")	—	—	(8,311)	—	—	—	—	—	(8,311)
Acquisition of director retirement plan	—	—	—	—	—	—	(1,336)	1,336	—
Distributions from DDFP	—	68	—	—	—	—	503	(503)	68
Purchases of treasury stock	—	—	—	—	(7,256)	—	—	—	(7,256)
Purchase of employee restricted shares to fund statutory tax withholding	—	—	—	—	(974)	—	—	—	(974)
Shares issued dividend reinvestment plan	—	50	—	—	401	—	—	—	451
Stock option exercises	—	—	—	—	—	—	—	—	—
Allocation of ESOP shares	—	(179)	—	—	—	2,306	—	—	2,127
Allocation of SAP shares	—	3,866	—	—	—	—	—	—	3,866
Treasury shares issued due to acquisition	—	(50,387)	—	—	231,215	—	—	—	180,828
Allocation of stock options	—	142	—	—	—	—	—	—	142
Balance at September 30, 2020	$832	$960,863	$694,240	$13,331	$(45,118)	$(22,579)	$(4,666)	$4,666	$1,601,569
See accompanying notes to unaudited consolidated financial statements.

PROVIDENT FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Nine months ended September 30, 2020 and 2019 (Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$56,384	$86,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,799	7,962
Provision for credit losses on loans and securities	32,017	10,200
Provision for credit loss for off-balance sheet credit exposure	5,714	—
Deferred tax benefit	(7,531)	(112)
Amortization of operating lease right-of-use assets	6,565	6,303
Income on Bank-owned life insurance	(4,290)	(4,253)
Net amortization of premiums and discounts on securities	6,881	5,619
Accretion of net deferred loan fees	(6,079)	(3,872)
Amortization of premiums on purchased loans, net	779	584
Net increase in loans originated for sale	(13,559)	(14,414)
Proceeds from sales of loans originated for sale	14,347	15,235
Proceeds from sales and paydowns of foreclosed assets	3,491	1,063
ESOP expense	2,127	3,121
Allocation of stock award shares	3,866	4,884
Allocation of stock options	142	135
Net gain on sale of loans	(788)	(821)
Net gain on securities transactions	(55)	(29)
Net gain on sale of premises and equipment	(806)	—
Net gain on sale of foreclosed assets	(859)	(182)
Decrease in accrued interest receivable	5,989	2,384
Increase in other assets	(145,561)	(50,146)
Increase in other liabilities	78,047	38,291
Net cash provided by operating activities	44,620	108,634
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of held to maturity debt securities	49,422	30,789
Purchases of held to maturity debt securities	(31,686)	(15,976)
Proceeds from sales of securities	13,905	—
Proceeds from maturities and paydowns of available for sale debt securities	247,660	151,632
Purchases of available for sale debt securities	(137,879)	(116,972)
Proceeds from redemption of Federal Home Loan Bank stock	88,909	125,894
Purchases of Federal Home Loan Bank stock	(90,370)	(125,802)
Cash received, net of cash consideration paid for acquisition	78,089	(15,022)
BOLI claim benefits received	6,527	1,891
Net increase in loans	(668,612)	(13,967)
Proceeds from sales of premises and equipment	806	—
Purchases of premises and equipment	(6,977)	(2,796)
Net cash (used in) provided by investing activities	(450,206)	19,671
Cash flows from financing activities:
Net increase in deposits	698,854	131,249
Increase in mortgage escrow deposits	706	404
Cash dividends paid to stockholders	(49,106)	(59,591)

	Nine months ended September 30,
	2020	2019
Shares issued dividend reinvestment plan	451	1,764
Purchase of treasury stock	(7,256)	(19,867)
Purchase of employee restricted shares to fund statutory tax withholding	(974)	(1,985)
Stock options exercised	—	139
Proceeds from long-term borrowings	1,810,999	1,009,000
Payments on long-term borrowings	(1,649,915)	(891,955)
Net decrease in short-term borrowings	(74,783)	(179,264)
Net cash provided by (used in) financing activities	728,976	(10,106)
Net increase in cash and cash equivalents	323,390	118,199
Cash and cash equivalents at beginning of period	186,748	142,661
Cash and cash equivalents at end of period	$510,138	$260,860
Cash paid during the period for:
Interest on deposits and borrowings	$37,506	$55,474
Income taxes	$22,534	$21,137
Non-cash investing activities:
Initial recognition of operating lease right-of-use assets	$—	$44,946
Initial recognition of operating lease liabilities	$—	$46,050
Transfer of loans receivable to foreclosed assets	$2,516	$850
Acquisitions:
Non-cash assets acquired at fair value:
Investment securities	$255,242	—
Loans, net	1,752,529	—
Bank-owned life insurance	37,237	—
Goodwill and other intangible assets	32,404	21,562
Bank premises and equipment	16,620	—
Other assets	19,786	71
Total non-cash assets acquired at fair value	$2,113,818	$21,633

Liabilities assumed
Deposits	$1,757,777	$—
Borrowings and subordinated debt	226,656	—
Other Liabilities	26,648	—
Total liabilities assumed	$2,011,081	$—

Common stock issued for acquisitions	$180,828	$—
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
The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. These interim financial statements include the assets and liabilities acquired from SB One on July 31, 2020, and include two months of results of operations related to the acquisition of SB One for the three and nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for all of 2020.
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
B. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three months ended September 30,
	2020			2019
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$27,143			$31,399
Basic earnings per share:
Income available to common stockholders	$27,143	72,519,123	$0.37	$31,399	64,511,956	$0.49
Dilutive shares		85,175			120,329
Diluted earnings per share:
Income available to common stockholders	$27,143	72,604,298	$0.37	$31,399	64,632,285	$0.49

	Nine months ended September 30,
	2020			2019
	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount	Net Income	Weighted Average Common Shares Outstanding	Per Share Amount
Net income	$56,384			$86,682
Basic earnings per share:
Income available to common stockholders	$56,384	67,093,442	$0.84	$86,682	64,720,642	$1.34
Dilutive shares		80,434			132,341
Diluted earnings per share:
Income available to common stockholders	$56,384	67,173,876	$0.84	$86,682	64,852,983	$1.34
Anti-dilutive stock options and awards at September 30, 2020 and 2019, totaling 1.1 million shares and 678,583 shares, respectively, were excluded from the earnings per share calculations.
C. Loans Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Company used the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period amounts continue to be reported with previously applicable GAAP. Further information regarding the impact of CECL can be found in Note 3 “Investment Securities”, Note 4 “Loans Receivable and Allowance for Credit Losses”, and Note 8 “Allowance for Credit Losses on Off-Balance Sheet Credit Exposures”.
Note 2. Business Combinations
SB One Bancorp Acquisition
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. The Company expects to close three of the acquired banking offices in the fourth quarter of 2020. As part of the acquisition, the addition of SB One Insurance Agency allows the Company to expand its products offerings to its customers to include an array of commercial and personal insurance products.
Under the merger agreement, each share of outanding SB One common stock was exchanged for 1.357 shares of the Company's common stock. The Company issued 12.8 million shares of common stock from treasury stock, plus cash in lieu of fractional shares in the acquisition of SB One. The total consideration paid for the acquisition of SB One was $180.8 million. In connection with the acquisition, SB One Bank, a wholly owned subsidiary of SB One, was merged with and into Provident Bank, a wholly owned subsidiary of the Company.
The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values, net of tax. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $22.4 million and was recorded as goodwill.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition from SB One, net of cash consideration paid (in thousands):

At July 31, 2020
Assets acquired:
Cash and cash equivalents, net	$78,089
Available for sale debt securities	231,645
Held to maturity debt securities	12,381
Federal Home Loan Bank stock	11,216
Loans	1,766,115
Allowance for credit losses on PCD loans	(13,586)
Loans, net	1,752,529
Bank-owned life insurance	37,237
Banking premises and equipment	16,620
Accrued interest receivable	8,947
Goodwill	22,439
Other intangibles assets	9,965
Foreclosed assets, net	2,441
Other assets	12,199
Total assets acquired	$2,195,708

Liabilities assumed:
Deposits	1,757,777
Borrowed funds	201,582
Subordinated debentures	25,074
Other liabilities	30,447
Total liabilities assumed	$2,014,880

Net assets acquired	$180,828
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As the Company finalizes its review of the acquired assets and liabilities, certain adjustments to the recorded carrying values may be required.
Fair Value Measurement of Assets Assumed and Liabilities Assumed
The methods used to determine the fair value of the assets acquired and liabilities assumed in the SB One acquisition were as follows:
Securities Available for Sale
The estimated fair values of the available for sale debt securities, primarily comprised of U.S. Government agency mortgage-backed securities and U.S. government agencies and municipal bonds carried on SB One's balance sheet was confirmed using open market pricing provided by multiple independent securities brokers. Management reviewed the open market quotes used in pricing the securities and a fair value adjustment was not recorded on the investments.
Held to Maturity Debt Securities
The estimated fair values of the held to maturity debt securities, primarily comprised of municipal bonds, were determined using open market pricing provided by multiple independent securities brokers. Management reviewed the open market quotes used in pricing the securities. A fair value premium of $133,000 was recorded on the investments.
Loans
Loans acquired in the SB One acquisition were recorded at fair value, and there was no carryover related allowance for loan and lease losses. The fair values of loans acquired from SB One were estimated using the discounted cash flow method based on the remaining maturity and repricing terms. Cash flows were adjusted for expected losses and prepayments. Projected cash flows were then discounted to present value based on: the relative risk of the cash flows, taking into account the loan type, liquidity risk, the maturity of the loans, servicing costs, and a required return on capital; and monthly principal and interest cash flows were discounted to present value and summed to arrive at the calculated value of the loans. The fair value of the acquired loans receivable had a gross amortized cost basis of $1.77 billion.
For loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination, the Company prepared the interest rate loan fair value and credit fair value adjustments. Loans were grouped into pools based on similar characteristics, such as loan type, fixed or adjustable interest rates, payment type, index rate and caps/floors, and non-accrual status. The loans were valued at the sub-pool level and were pooled at the summary level based on loan type. Market rates for similar loans were obtained from various internal and external data sources and reviewed by management for reasonableness. The average of these market rates was used as the fair value interest rate that a market participant would utilize. A present value approach was utilized to calculate the interest rate fair value premium of $10.6 million.
Loans acquired that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on any of, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics.
Additionally for PCD loans, an allowance for credit losses was calculated using management's best estimate of projected losses over the remaining life of the loans in accordance with ASC 326-20. This represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective PCD loan pool, given the outlook and forecasts inclusive of the impact of the COVID-19 pandemic and related fiscal and regulatory interventions. The expected lifetime losses were calculated using historical losses observed at the Bank, SB One and peer banks. A $13.6 million allowance for credit losses was recorded on PCD loans. The interest rate fair value adjustment related to PCD loans will be substantially recognized as interest income on a level yield amortization or straight line method over the expected life of the loans.
The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired (in thousands):

Gross amortized cost basis at July 31, 2020	$1,784,945
Interest rate fair value adjustment on all loans	2,567
Credit fair value adjustment on non-PCD loans	(21,397)
Allowance for credit losses on PCD loans	(13,586)
Fair value of acquired loans at July 31, 2020	$1,752,529
The table below is a summary of the PCD loans accounted for in accordance with ASC 310-26 that were acquired in the SB One acquisition as of the closing date (in thousands):

Gross amortized cost basis at July 31, 2020	$315,784
Interest component of expected cash flows (accretable difference)	(7,988)
Allowance for credit losses on PCD loans	(13,586)
Net PCD loans	$294,210
Banking Premises and Equipment
The Company acquired 18 branches from SB One, 8 of which were owned premises. The Company expects to close three of the acquired banking offices in the fourth quarter of 2020. The fair value of SB One’s premises was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located.
Core Deposit Intangible and Customer Relationship Intangible
The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through national brokered CD offering rates. The projected cash flows were developed using projected deposit attrition rates.

The fair value of the customer relationship intangible was determined based on a discounted cash flow analysis using the excess of the future cash inflows (i.e., revenue from existing customer the relationships) over the related cash outflows (i.e., operating costs) generated over the useful life of the acquired customer base. These cash flows were discounted to present value using an asset-specific risk-adjusted discount rate. The projected cash flows were developed using projected customer revenue retention rates.
The core deposit intangible totaled $3.2 million and is being amortized over its estimated useful life of approximately 10 years based on dollar weighted deposit runoff on an annualized basis. The insurance agency customer relationship intangible totaled $6.8 million and is being amortized over its estimated useful life of approximately 13 years based on customer revenue attrition on an annualized basis. The goodwill will be evaluated annually for impairment. The goodwill is not deductible for tax purposes.
Bank Owned Life Insurance ("BOLI")
SB One's BOLI cash surrender value was $37.2 million with no fair value adjustment.
Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $4.3 million is being amortized into income on a level yield amortization method over the contractual life of the deposits.
Borrowings
The fair value of Federal Home Loan Bank of New York ("FHLBNY") advances was determined based on a discounted cash flow analysis using a discount rate commensurate with FHLBNY rates as of July 31, 2020. The cash flows of the advances were projected based on the scheduled payments of the fixed rate of each advance.
Subordinated Debentures
At the valuation date, SB One had one outstanding Trust Preferred and one subordinated debt issuance with an aggregate balance of $27.5 million. The fair value of Trust Preferred and subordinated debt issuances was determined based on a discounted cash flow analysis using a discount rate commensurate with yields and terms of comparable issuances. The cash flows were projected through the remaining contractual term of the Trust Preferred issuance and based on the call date for the subordinated debt issuance.
Merger-Related Expenses
Merger-related expenses, which are recorded in other operating expenses on the Consolidated Statements of Income, totaled $2.0 and $3.1 million for the three and nine months ended September 30, 2020, respectively, and primarily consist of consulting and legal expenses.
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
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted for both the three and nine months ended September 30, 2020 due to worsening economic conditions and declining asset valuations attributable to the

COVID-19 pandemic, asset valuations improved in the third quarter of 2020 and management has not identified a reduction in assets under management due to a declining customer base. As a result, the $9.4 million fair value of the contingent liability was unchanged at September 30, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
Note 3. Investment Securities
At September 30, 2020, the Company had $1.10 billion and $446.6 million in available for sale debt securities and held to maturity debt securities, respectively. Many factors, including lack of liquidity in the secondary market for certain securities, variations in pricing information, regulatory actions, changes in the business environment or any changes in the competitive marketplace could have an adverse effect on the Company’s investment portfolio. The total number of available for sale and held to maturity debt securities in an unrealized loss position at September 30, 2020 totaled 68, compared with 85 at December 31, 2019.
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
•Agency obligations;
•Mortgage-backed securities;
•State and municipal obligations; and
•Corporate obligations.

All of the agency obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The majority of the state and municipal, and corporate obligations carry no lower than A ratings from the rating agencies at September 30, 2020 and the Company had one security rated with a triple-B by Moody’s Investors Service.
The Company adopted CECL using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date of CECL.
Available for Sale Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and the fair value for available for sale debt securities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Agency obligations	$1,081	4	(1)	1,084
Mortgage-backed securities	903,628	31,407	(864)	934,171
Asset-backed securities	53,018	877	(27)	53,868
State and municipal obligations	69,931	918	(331)	70,518
Corporate obligations	40,216	589	(55)	40,750
	$1,067,874	33,795	(1,278)	1,100,391

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Mortgage-backed securities	$936,196	12,367	(1,133)	947,430
State and municipal obligations	3,907	172	—	4,079
Corporate obligations	25,032	393	(15)	25,410
	$965,135	12,932	(1,148)	976,919
The amortized cost and fair value of available for sale debt securities at September 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2020
	Amortized cost	Fair value
Due in one year or less	$—	—
Due after one year through five years	5,679	5,792
Due after five years through ten years	38,089	38,737
Due after ten years	66,379	66,739
	$110,147	111,268
Investments which pay principal on a periodic basis totaling $957.7 million at amortized cost and $989.1 million at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments.
For the three and nine months ended September 30, 2020 and 2019, proceeds from calls on securities in the available for sale debt securities portfolio totaled $13.9 million, with no gain or loss recognized.
The following tables present the fair values and gross unrealized losses for available for sale debt securities in an unrealized loss position at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$478	(1)	—	—	478	(1)
Mortgage-backed securities	84,276	(835)	8,489	(29)	92,765	(864)
Asset-backed securities	7,624	(27)	—	—	7,624	(27)
State and municipal obligations	34,033	(331)	—	—	34,033	(331)
Corporate obligations	6,938	(11)	1,981	(44)	8,919	(55)
	$133,349	(1,205)	10,470	(73)	143,819	(1,278)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Mortgage-backed securities	$136,270	(629)	46,819	(504)	183,089	(1,133)
Corporate obligations	2,013	(15)	—	—	2,013	(15)
	$138,283	(644)	46,819	(504)	185,102	(1,148)
The number of available for sale debt securities in an unrealized loss position at September 30, 2020 totaled 55, compared with 50 at December 31, 2019. The increase in the number of securities in an unrealized loss position at September 30, 2020 was due to available for sale debt securities that were brought over from the SB One acquisition. At September 30, 2020, there was one private label mortgage-backed security in an unrealized loss position, with an amortized cost of $17,000 and an unrealized loss of $2,000.

Held to Maturity Debt Securities
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and the estimated fair value for held to maturity debt securities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$9,100	4	(16)	—	9,088
Mortgage-backed securities	75	2	—	—	77
State and municipal obligations	428,532	21,018	(35)	(67)	449,448
Corporate obligations	8,960	133	(4)	(9)	9,080
	$446,667	21,157	(55)	(76)	467,693
At September 30, 2020, total amortized cost, net of allowance for credit losses totaled $446.6 million.

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value
Agency obligations	$6,599	11	(9)	—	6,601
Mortgage-backed securities	118	4	—	—	122
State and municipal obligations	437,074	14,394	(115)	—	451,353
Corporate obligations	9,838	58	(6)	—	9,890
	$453,629	14,467	(130)	—	467,966
The Company generally purchases securities for long-term investment purposes, and differences between amortized cost and fair value may fluctuate during the investment period. There were no sales of securities from the held to maturity debt securities portfolio for the three and nine months ended September 30, 2020 and 2019. For the three and nine months ended September 30, 2020, proceeds from calls on securities in the held to maturity debt securities portfolio totaled $13.7 million and $39.5 million, respectively. As to these calls of securities, for the three months ended September 30, 2020, there were no gross gains and no gross losses. For the nine months ended September 30, 2020, there were gross gains of $55,000 and no gross losses. For the three and nine months ended September 30, 2019, proceeds from calls of securities in the held to maturity debt securities portfolio totaled $14.4 million and $26.6 million, respectively. As to these calls of securities, there were no of gross gains and no gross losses for the three and nine months ended September 30, 2019.
The amortized cost and fair value of investment securities in the held to maturity debt securities portfolio at September 30, 2020 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2020
	Amortized cost	Fair value
Due in one year or less	$22,685	22,792
Due after one year through five years	130,032	134,202
Due after five years through ten years	221,305	234,041
Due after ten years	72,569	76,658
	$446,591	467,693
Mortgage-backed securities totaling $75,000 at amortized cost and $77,000 at fair value are excluded from the table above as their expected lives are likely to be shorter than the contractual maturity date due to principal prepayments. Additionally, allowance for credit losses totaling $76,000 is excluded from the table above.

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
The following tables present the fair values and gross unrealized losses for held to maturity debt securities in an unrealized loss position at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,985	(16)	—	—	3,985	(16)
State and municipal obligations	3,552	(18)	406	(17)	3,958	(35)
Corporate obligations	1,577	(4)	—	—	1,577	(4)
	$9,114	(38)	406	(17)	9,520	(55)

	December 31, 2019 Unrealized Losses
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Agency obligations	$3,601	(9)	—	—	3,601	(9)
State and municipal obligations	7,675	(42)	2,093	(73)	9,768	(115)
Corporate obligations	3,254	(6)	—	—	3,254	(6)
	$14,530	(57)	2,093	(73)	16,623	(130)
The number of held to maturity debt securities in an unrealized loss position at September 30, 2020 totaled 13, compared with 35 at December 31, 2019. The decrease in the number of securities in an unrealized loss position at September 30, 2020, was due to lower current market interest rates compared to prevailing market rates at December 31, 2019.

Credit Quality Indicators. The following table provides the amortized cost of held to maturity debt securities by credit rating as of September 30, 2020 (in thousands):

	September 30, 2020
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$9,100	—	—	—	—	9,100
Mortgage-backed securities	75	—	—	—	—	75
State and municipal obligations	50,128	313,053	54,217	1,115	10,019	428,532
Corporate obligations	—	2,719	5,816	400	25	8,960
	$59,303	315,772	60,033	1,515	10,044	446,667

	December 31, 2019
Total Portfolio	AAA	AA	A	BBB	Not Rated	Total
Agency obligations	$6,599	—	—	—	—	6,599
Mortgage-backed securities	118	—	—	—	—	118
State and municipal obligations	49,316	330,322	56,317	1,119	—	437,074
Corporate obligations	—	3,128	6,335	350	25	9,838
	$56,033	333,450	62,652	1,469	25	453,629

Credit quality indicators are metrics that provide information regarding the relative credit risk of debt securities. At September 30, 2020, the held to maturity debt securities portfolio was comprised of 13% rated AAA, 71% rated AA, 13% rated A, and less than 2% either below an A rating or not rated by Moody’s Investors Service or Standard and Poor’s. Securities not explicitly rated were grouped where possible under the credit rating of the issuer of the security.
At September 30, 2020, the allowance for credit losses on held to maturity debt securities was $76,000, an increase from $70,000 at January 1, 2020, when the Company adopted CECL.
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
Loans receivable at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Mortgage loans:
Residential	$1,320,222	1,077,689
Commercial	3,750,639	2,578,393
Multi-family	1,544,924	1,225,551
Construction	462,161	429,812
Total mortgage loans	7,077,946	5,311,445
Commercial loans
Commercial owner occupied	934,104	853,269
Commercial non-owner occupied	906,355	732,277
Other commercial loans	449,737	49,213
Total commercial loans	2,290,196	1,634,759
Consumer loans	406,451	391,360
Total gross loans	9,774,593	7,337,564
PCI loans prior to CECL	—	746
Premiums on purchased loans	1,514	2,474
Unearned discounts	(26)	(26)
Net deferred fees	(19,272)	(7,873)
Total loans	$9,756,809	7,332,885

The following tables summarize the aging of loans receivable by portfolio segment and class of loans (in thousands). The September 30, 2020 balances include PCD loans, while the December 31, 2019 balances exclude PCI loans (in accordance with ASC 310, prior to the adoption of ASU 2016-13 on January 1, 2020):

	September 30, 2020
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$8,719	7,215	9,424	—	25,358	1,294,864	1,320,222	1,491
Commercial	3,914	4,629	16,568	—	25,111	3,725,528	3,750,639	4,134
Multi-family	—	488	—	—	488	1,544,436	1,544,924	—
Construction	7,396	918	151	—	8,465	453,696	462,161	—
Total mortgage loans	20,029	13,250	26,143	—	59,422	7,018,524	7,077,946	5,625
Commercial loans	5,575	949	21,269	—	27,793	2,262,403	2,290,196	6,060
Consumer loans	745	862	1,541	—	3,148	403,303	406,451	9
Total gross loans	$26,349	15,061	48,953	—	90,363	9,684,230	9,774,593	11,694

	December 31, 2019
	30-59 Days	60-89 Days	Non-accrual	Recorded Investment > 90 days accruing	Total Past Due	Current	Total Loans Receivable	Non-accrual loans with no related allowance
Mortgage loans:
Residential	$5,905	2,579	8,543	—	17,027	1,060,662	1,077,689	2,989
Commercial	—	—	5,270	—	5,270	2,573,123	2,578,393	—
Multi-family	—	—	—	—	—	1,225,551	1,225,551	—
Construction	—	—	—	—	—	429,812	429,812	—
Total mortgage loans	5,905	2,579	13,813	—	22,297	5,289,148	5,311,445	2,989
Commercial loans	2,383	95	25,160	—	27,638	1,607,121	1,634,759	3,238
Consumer loans	1,276	337	1,221	—	2,834	388,526	391,360	569
Total gross loans	$9,564	3,011	40,194	—	52,769	7,284,795	7,337,564	6,796

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amounts of these non-accrual loans were $49.0 million and $40.2 million at September 30, 2020 and December 31, 2019, respectively. Included in non-accrual loans were $4.9 million and $13.1 million of loans which were less than 90 days past due at September 30, 2020 and December 31, 2019, respectively. There were no loans 90 days or greater past due and still accruing interest at September 30, 2020 or December 31, 2019.

Management has elected to measure an allowance for credit losses for accrued interest receivables specifically related to any loan that has been deferred as a result of COVID-19. Generally, accrued interest is written off by reversing interest income during the quarter the loan is moved from an accrual to a non-accrual status.
The Company defines an impaired loan as a non-homogeneous loan greater than $1.0 million, for which, based on current information, the Bank does not expect to collect all amounts due under the contractual terms of the loan agreement. Impaired loans also include all loans modified as troubled debt restructurings (“TDRs”). An allowance for collateral-dependent impaired loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs. The Company uses third-party appraisals to determine the fair value of the underlying collateral in its analysis of collateral-dependent loans. A third-party appraisal is generally ordered as soon as a loan is designated as a collateral-dependent loan and updated annually, or more frequently if required.
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Company estimates expected credit losses based on the collateral’s fair value less any selling costs. A specific allocation of the allowance for credit losses is established for each collateral-dependent loan with a carrying balance greater than the collateral’s fair value, less estimated selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less estimated selling costs. At each fiscal quarter end, if a loan is designated as collateral-dependent and the third-party appraisal has not yet been received, an evaluation of all available collateral is made using the best information available at the time, including rent rolls, borrower financial statements and tax returns, prior appraisals, management’s knowledge of the market and collateral, and internally prepared collateral valuations based upon market assumptions regarding vacancy and capitalization rates, each as and where applicable. Once the appraisal is received and reviewed, the specific reserves are adjusted to reflect the appraised value. The Company believes there have been no significant time lapses resulting from this process.
At September 30, 2020, there were 151 impaired loans totaling $65.8 million. Included in this total were 122 TDRs related to 119 borrowers totaling $38.0 million that were performing in accordance with their restructured terms and which continued to accrue interest at September 30, 2020. At December 31, 2019, there were 158 impaired loans totaling $70.6 million, of which 147 loans totaling $48.3 million were TDRs. Included in this total were 133 TDRs to 128 borrowers totaling $42.7 million that were performing in accordance with their restructured terms and which continued to accrue interest at December 31, 2019.
At September 30, 2020 and December 31, 2019, the Company had $18.0 million and $20.4 million of collateral-dependent impaired loans, respectively. The collateral-dependent impaired loans at September 30, 2020 consisted of $13.2 million in commercial loans, $4.7 million in residential real estate loans, and $9,000 in consumer loans. The collateral for these impaired loans was primarily real estate.
The activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

Three months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2020
Balance at beginning of period	$54,871	25,284	6,104	86,259
Provision charged to operations	2,922	2,767	722	6,411
Initial allowance on credit loans related to PCD loans	11,984	1,582	20	13,586
Recoveries of loans previously charged-off	35	679	144	858
Loans charged-off	(22)	(727)	(51)	(800)
Balance at end of period	$69,790	29,585	6,939	106,314

2019
Balance at beginning of period	$27,280	33,549	1,981	62,810
Provision charged to operations	(2,092)	2,880	(288)	500
Recoveries of loans previously charged-off	24	126	343	493
Loans charged-off	(131)	(6,212)	(116)	(6,459)
Balance at end of period	$25,081	30,343	1,920	57,344

Nine months ended September 30,	Mortgage loans	Commercial loans	Consumer loans	Total
2020
Balance at beginning of period	$25,511	28,263	1,751	55,525
Increase (decrease) due to the initial adoption of CECL - Retained earnings	14,188	(9,974)	3,706	7,920
Initial allowance on credit loans related to PCD loans	11,984	1,582	20	13,586
Provision charged to operations	17,987	12,672	1,352	32,011
Recoveries of loans previously charged-off	143	1,597	370	2,110
Loans charged-off	(23)	(4,555)	(260)	(4,838)
Balance at end of period	$69,790	29,585	6,939	106,314

2019
Balance at beginning of period	$27,678	25,693	2,191	55,562
Provision (credited) charged to operations	(2,814)	13,337	(323)	10,200
Recoveries of loans previously charged-off	361	291	596	1,248
Loans charged-off	(144)	(8,978)	(544)	(9,666)
Balance at end of period	$25,081	30,343	1,920	57,344

As a result of the January 1, 2020 adoption of CECL, the Company recorded a $7.9 million increase to the allowance for credit losses on loans. For the three and nine months ended September 30, 2020, the Company recorded a $6.4 million and $32.0 million provision for credit losses on loans, respectively. The increase in the provision for credit losses for the three and nine months ended September 30, 2020 reflects management’s best estimate of projected losses over the life of loans in our portfolio in accordance with the CECL approach, given the economic outlook and forecasts related to the COVID-19 pandemic, as well as the impact of unprecedented fiscal, monetary and regulatory interventions. The largest increase in the provision for credit losses on loans for the three and nine months ended September 30, 2020 was in the commercial real estate portfolio.
The following table illustrates the impact of the January 1, 2020 adoption of CECL on the allowance for credits for the loan portfolio (in thousands):

	January 1, 2020
	As reported under CECL	Prior to CECL	Impact of CECL adoption
Loans
Residential	$8,950	3,411	5,539
Commercial	17,118	12,885	4,233
Multi-family	9,519	3,370	6,149
Construction	4,152	5,885	(1,733)
Total mortgage loans	39,739	25,551	14,188
Commercial loans	18,254	28,228	(9,974)
Consumer loans	5,452	1,746	3,706
Allowance for credit losses on loans	$63,445	55,525	7,920
The following tables summarize loans receivable by portfolio segment and impairment method (in thousands):

	September 30, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$43,397	20,963	1,449	65,809
Collectively evaluated for impairment	7,034,549	2,269,233	405,002	9,708,784
Total gross loans	$7,077,946	2,290,196	406,451	9,774,593

	December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total Portfolio Segments
Individually evaluated for impairment	$39,910	28,357	2,374	70,641
Collectively evaluated for impairment	5,271,535	1,606,402	388,986	7,266,923
Total gross loans	$5,311,445	1,634,759	391,360	7,337,564
The allowance for credit losses is summarized by portfolio segment and impairment classification as follows (in thousands):

	September 30, 2020
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,391	1,876	33	3,300
Collectively evaluated for impairment	68,399	27,709	6,906	103,014
Total gross loans	$69,790	29,585	6,939	106,314

	December 31, 2019
	Mortgage loans	Commercial loans	Consumer loans	Total
Individually evaluated for impairment	$1,580	3,462	25	5,067
Collectively evaluated for impairment	23,931	24,801	1,726	50,458
Total gross loans	$25,511	28,263	1,751	55,525
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
The following tables present the number of loans modified as TDRs during the three and nine months ended September 30, 2020 and 2019, along with their balances immediately prior to the modification date and post-modification as of September 30, 2020 and 2019 (in thousands):

	For the three months ended
	September 30, 2020			September 30, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	1	$91	$79	—	$—	$—
Total mortgage loans	1	91	79	—	—	—
Commercial loans	1	1,399	1,399	—	—	—
Consumer loans	—	—	—	1	20	16
Total restructured loans	2	$1,490	$1,478	1	$20	$16

	For the nine months ended
	September 30, 2020			September 30, 2019
Troubled Debt Restructurings	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	2	$434	$360	2	$749	$716
Commercial	—	—	—	1	14,010	14,010
Total mortgage loans	2	434	360	3	14,759	14,726
Commercial loans	5	2,882	2,791	7	2,707	1,878
Consumer loans	—	—	—	1	20	16
Total restructured loans	7	$3,316	$3,151	11	$17,486	$16,620
All TDRs are impaired loans, which are individually evaluated for impairment. During the three and nine months ended September 30, 2020, $612,000 and $3.8 million of charge-offs were recorded on collateral-dependent impaired loans. During the three and nine months ended September 30, 2019, $5.7 million and $7.7 million of charge-offs were recorded on collateral-dependent impaired loans, respectively. For the nine months ended September 30, 2020, the allowance for credit losses associated with the TDRs presented in the preceding tables totaled $421,000, while there was no allowance associated with TDRs for the three months ended September 30, 2020, and was included in the allowance for credit losses for loans individually evaluated for impairment. (See page 26 for further discussion related to COVID-19 loan modifications)
For the three and nine months ended September 30, 2020, the TDRs presented in the preceding tables had a weighted average modified interest rate of 4.82% and 5.46%, respectively, compared to a weighted average rate of 4.83% and 5.51% prior to modification, for the three and nine months ended September 30, 2020, respectively.
The following table presents loans modified as TDRs within the previous 12 months from September 30, 2020 and 2019, and for which there was a payment default (90 days or more past due) at the quarter ended September 30, 2020 and 2019.

	September 30, 2020		September 30, 2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
	($ in thousands)
Mortgage loans:
Residential	—	$—	1	$578
Total mortgage loans	—	—	1	578
Total restructured loans	—	$—	1	$578

There were no loans which had a payment default (90 days or more past due) for loans modified as TDRs within the 12 month period ending September 30, 2020. There was one payment default (90 days or more past due) to one borrower for loans modified as TDRs within the 12 month period ending September 30, 2019. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for credit losses on loans individually evaluated for impairment.
As allowed by CECL, the Company elected to maintain pools of loans accounted for under ASC 310-30. At December 31, 2019, purchased credit impaired (“PCI”) loans totaled $746,000. In accordance with the CECL standard, management did not reassess whether modifications of individually acquired financial assets accounted for in pools were TDRs as of the date of adoption. Loans considered to be PCI prior to January 1, 2020 were converted to purchased credit deteriorated ("PCD") loans on that date. Any additional loans acquired by the Company after January 1, 2020, that experience more-than-insignificant deterioration in credit quality after origination, have been classified as PCD loans.
The table below is a summary of the PCD loans accounted for in accordance with ASC 310-26 that were acquired in the SB One acquisition as of the July 31, 2020 closing date (in thousands):

Gross amortized cost basis at July 31, 2020	$315,784
Interest component of expected cash flows (accretable difference)	(7,988)
Allowance for credit losses on PCD loans	(13,586)
Net PCD loans	$294,210

The following table presents loans individually evaluated for impairment by class and loan category, excluding PCD loans (in thousands):

	September 30, 2020					December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance
Mortgage loans:
Residential	$14,144	11,541	—	11,694	386	13,478	10,739	—	10,910	533
Commercial	19,543	19,543	—	19,548	431	—	—	—	—	—
Total	33,687	31,084	—	31,242	817	13,478	10,739	—	10,910	533
Commercial loans	7,959	5,713	—	7,300	29	3,927	3,696	—	4,015	17
Consumer loans	1,396	895	—	921	39	2,086	1,517	—	1,491	86
Total impaired loans	$43,042	37,692	—	39,463	885	19,491	15,952	—	16,416	636

Loans with an allowance recorded
Mortgage loans:
Residential	$7,922	7,503	728	7,440	235	10,860	10,326	829	10,454	428
Commercial	4,810	4,810	663	4,822	41	18,845	18,845	751	18,862	569
Total	12,732	12,313	1,391	12,262	276	29,705	29,171	1,580	29,316	997
Commercial loans	17,050	15,250	1,876	18,280	293	27,762	24,661	3,462	27,527	444
Consumer loans	569	554	33	560	13	868	857	25	878	46
Total impaired loans	$30,351	28,117	3,300	31,102	582	58,335	54,689	5,067	57,721	1,487

Total impaired loans
Mortgage loans:
Residential	$22,066	19,044	728	19,134	621	24,338	21,065	829	21,364	961
Commercial	24,353	24,353	663	24,370	472	18,845	18,845	751	18,862	569
Total	46,419	43,397	1,391	43,504	1,093	43,183	39,910	1,580	40,226	1,530
Commercial loans	25,009	20,963	1,876	25,580	322	31,689	28,357	3,462	31,542	461
Consumer loans	1,965	1,449	33	1,481	52	2,954	2,374	25	2,369	132
Total impaired loans	$73,393	65,809	3,300	70,565	1,467	77,826	70,641	5,067	74,137	2,123
Specific allocations of the allowance for credit losses attributable to impaired loans totaled $3.3 million at September 30, 2020 and $5.1 million at December 31, 2019. At September 30, 2020 and December 31, 2019, impaired loans for which there was no related allowance for credit losses totaled $37.7 million and $16.0 million, respectively. The average balance of impaired loans for the nine months ended September 30, 2020 and December 31, 2019 was $70.6 million and $74.1 million, respectively.
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
In response to the COVID-19 pandemic and its adverse economic impact on both our commercial and retail borrowers, the Company implemented a modification program to defer principal or principal and interest payments for borrowers directly impacted by the pandemic and who were not more than 30 days past due as of December 31, 2019, all in accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
Loans that have been or are expected to be granted COVID-19 related deferrals or modifications have decreased from a peak level of $1.31 billion, or 16.8% of loans, to $310.8 million, or 3.2% of loans as of October 16, 2020. This $310.8 million of loans includes $47.5 million acquired from SB One and consists of $27.0 million in a first 90-day deferral period, $84.9 million in a second 90-day deferral period, and $198.9 million that have completed their initial deferral periods, but are expected to require ongoing assistance. Included in the $310.8 million of loans, $92.4 million are secured by hotels, $43.7 million are secured by retail properties, $31.4 million are secured by restaurants, $15.1 million are secured by suburban office space, and $42.7 million are secured by residential mortgages, with the balance comprised of diverse commercial loans. In accordance with the CARES Act, the Company has elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these modifications are not classified as troubled debt restructurings (“TDRs”).
In addition, the Company participated in the Paycheck Protection Program (“PPP”) through the United States Department of the Treasury and Small Business Administration ("SBA"). As of September 30, 2020, the Company secured 1,289 PPP loans for its customers totaling $474.8 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan portfolio.
The following table summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades (in thousands):

	At September 30, 2020
Total portfolio	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total Loans (1)
Special mention	$4,483	54,368	101	872	59,824	168,833	362	229,019
Substandard	41,255	52,847	124	—	94,226	103,132	3,680	201,038
Doubtful	—	—	—	—	—	76	—	76
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	45,738	107,215	225	872	154,050	272,041	4,042	430,133
Pass/Watch	1,274,484	3,643,424	1,544,699	461,289	6,923,896	2,018,155	402,409	9,344,460
Total	$1,320,222	3,750,639	1,544,924	462,161	7,077,946	2,290,196	406,451	9,774,593

2020
Special mention	$—	—	—	872	872	657	—	1,529
Substandard	2,079	—	—	—	2,079	—	25	2,104
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	2,079	—	—	872	2,951	657	25	3,633
Pass/Watch	198,722	375,324	230,034	28,187	832,267	586,510	27,605	1,446,382
Total gross loans	$200,801	375,324	230,034	29,059	835,218	587,167	27,630	1,450,015

2019
Special mention	$1,753	$12,434	$—	$—	$14,187	$6,755	$—	$20,942
Substandard	6,321	—	—	—	6,321	2,742	343	9,406
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	8,074	12,434	—	—	20,508	9,497	343	30,348
Pass/Watch	139,391	547,969	139,633	164,333	991,326	225,447	46,745	1,263,518
Total gross loans	$147,465	560,403	139,633	164,333	1,011,834	234,944	47,088	1,293,866

2018
Special mention	$318	6,630	—	—	6,948	10,908	—	17,856
Substandard	2,152	—	—	—	2,152	4,948	356	7,456
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	2,470	6,630	—	—	9,100	15,856	356	25,312
Pass/Watch	79,552	361,309	171,555	119,980	732,396	169,974	40,927	943,297
Total gross loans	$82,022	367,939	171,555	119,980	741,496	185,830	41,283	968,609

2017
Special mention	$—	—	—	—	—	31,465	—	31,465
Substandard	3,233	17,529	—	—	20,762	8,040	15	28,817
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	3,233	17,529	—	—	20,762	39,505	15	60,282
Pass/Watch	80,813	387,846	134,166	37,564	640,389	148,737	33,340	822,466
Total gross loans	$84,046	405,375	134,166	37,564	661,151	188,242	33,355	882,748

2016 and prior
Special mention	$2,412	35,304	101	—	37,817	119,048	362	157,227
Substandard	27,470	35,318	124	—	62,912	87,402	2,941	153,255
Doubtful	—	—	—	—	—	76	—	76
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	29,882	70,622	225	—	100,729	206,526	3,303	310,558
Pass/Watch	805,888	2,041,598	869,536	111,225	3,828,247	1,094,013	257,095	5,179,355
Total gross loans	$835,770	2,112,220	869,761	111,225	3,928,976	1,300,539	260,398	5,489,913

	At December 31, 2019
	Residential	Commercial mortgage	Multi-family	Construction	Total mortgages	Commercial	Consumer	Total loans
Special mention	$2,402	46,758	—	—	49,160	79,248	286	128,694
Substandard	10,204	13,458	—	6,181	29,843	57,015	1,668	88,526
Doubtful	—	—	—	—	—	836	—	836
Loss	—	—	—	—	—	—	—	—
Total criticized and classified	12,606	60,216	—	6,181	79,003	137,099	1,954	218,056
Pass/Watch	1,065,083	2,518,177	1,225,551	423,631	5,232,442	1,497,660	389,406	7,119,508
Total	$1,077,689	2,578,393	1,225,551	429,812	5,311,445	1,634,759	391,360	7,337,564
(1) Contained within criticized and classified loans at September 30, 2020 are loans that were granted payment deferrals related to COVID-19 totaling $310.8 million.

Note 5. Deposits
Deposits at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Savings	$1,310,231	983,714
Money market	2,124,907	1,738,202
NOW	2,603,551	2,092,413
Non-interest bearing	2,375,864	1,554,253
Certificates of deposit	1,144,688	734,027
Total deposits	$9,559,241	7,102,609

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
Net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2020 and 2019 includes the following components (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	Pension benefits		Other post-retirement benefits		Pension benefits		Other post-retirement benefits
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	—	19	20	$—	—	59	60
Interest cost	250	299	178	209	750	899	534	628
Expected return on plan assets	(737)	(640)	—	—	(2,211)	(1,922)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of the net loss (gain)	174	254	(62)	(206)	522	762	(186)	(620)
Net periodic (decrease) increase in benefit cost	$(313)	(87)	135	23	$(939)	(261)	407	68
In its consolidated financial statements for the year ended December 31, 2019, the Company previously disclosed that it does not expect to contribute to the pension plan in 2020. As of September 30, 2020, no contributions have been made to the pension plan.
The net periodic (decrease) increase in benefit cost for pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2020 were calculated using the January 1, 2020 pension and other post-retirement benefits actuarial valuations.
Note 7. Impact of Recent Accounting Pronouncements
Accounting Pronouncements Adopted in 2020
In May 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” This ASU allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 had the same effective date as ASU 2016-13 (i.e., the first quarter of 2020). The adoption of this guidance had no impact on the Company’s consolidated financial statements.
In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, recognition and measurement. The most significant provisions of this ASU relate to how companies will estimate expected credit losses under Topic 326 by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. ASU No. 2019-04 is effective for reporting periods beginning January 1, 2020. The adoption of this guidance had no impact related to Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments on the Company’s consolidated financial statements. At January 1, 2020, a $1.3 million allowance for credit losses for off-balance sheet credit exposures was recorded related to extensions on construction loans and is reflected below in the ASU 2016-13 calculation.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments by a reporting entity at each reporting date. The amendments in this ASU require financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses would represent a valuation account that would be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement would reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses would be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will be required to use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Furthermore, ASU 2016-13 will necessitate establishing an allowance for expected credit losses on held to maturity debt securities. This also applies to off-balance sheet credit exposures, which includes loan commitments, unused lines of credit and other similar instruments. The amendments in ASU 2016-13 are effective for fiscal years, including interim periods, beginning after December 15, 2019. Early adoption of this ASU was permitted for fiscal years beginning after December 15, 2018. The adoption of ASU 2016-13 involves changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model (“CECL”), which encompasses allowances for losses expected to be incurred over the life of the portfolio. The Company adopted CECL on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be recorded with previously applicable GAAP. The Company recorded a $7.9 million increase to the allowance for credit losses and a $3.2 million liability for off-balance sheet credit exposures, which resulted in an $8.3 million cumulative effect adjustment decrease, net of tax, to retained earnings. With regard to regulatory capital, the Company has elected to utilize the five-year CECL transition, which gives the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay.

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
For the three months ended September 30, 2020, the Company recorded a $575,000 credit to the provision for credit losses for off-balance sheet credit exposures. This was primarily due to a reduction in the required allowance for these exposures as loss factors decreased in the current economic forecast compared to the economic forecast in the prior period. The provision for credit losses for the nine months ended September 30, 2020, totaled $5.7 million.
The allowance for credit losses for off-balance sheet credit exposures was $8.9 million at September 30, 2020, included in other liabilities on the Consolidated Statements of Financial Condition.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The valuation techniques described below were used to measure fair value of financial instruments in the table below on a recurring basis as of September 30, 2020 and December 31, 2019.
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
Derivatives
The Company records all derivatives on the statements of financial condition at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has interest rate derivatives resulting from a service provided to certain qualified borrowers in a loan related transaction which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.
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
Assets Measured at Fair Value on a Non-Recurring Basis
The valuation techniques described below were used to estimate fair value of financial instruments measured on a non-recurring basis as of September 30, 2020 and December 31, 2019.
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
There were no changes to the valuation techniques for fair value measurements as of September 30, 2020 and December 31, 2019.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair values as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Agency obligations	$1,084	1,084	—	—
Mortgage-backed securities	934,171	—	934,171	—
Asset-backed securities	53,868	—	53,868	—
State and municipal obligations	70,518	—	70,518	—
Corporate obligations	40,750	—	40,750	—
Total available for sale debt securities	1,100,391	1,084	1,099,307	—
Equity securities	869	869	—	—
Derivative assets	117,722	—	117,722	—
	$1,218,982	1,953	1,217,029	—

Derivative liabilities	$126,577	—	126,577	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$17,998	—	—	17,998
Foreclosed assets	4,720	—	—	4,720
	$22,718	—	—	22,718

	Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:
Available for sale debt securities:
Mortgage-backed securities	$947,430	—	947,430	—
State and municipal obligations	4,079	—	4,079	—
Corporate obligations	25,410	—	25,410	—
Total available for sale debt securities	976,919	—	976,919	—
Equity Securities	825	825	—	—
Derivative assets	39,305	—	39,305	—
	$1,017,049	825	1,016,224	—

Derivative liabilities	$39,356	—	39,356	—

Measured on a non-recurring basis:
Loans measured for impairment based on the fair value of the underlying collateral	$20,403	—	—	20,403
Foreclosed assets	2,715	—	—	2,715
	$23,118	—	—	23,118
There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2020.

Other Fair Value Disclosures
The Company is required to disclose estimated fair value of financial instruments, both assets and liabilities on and off the balance sheet, for which it is practicable to estimate fair value. The following is a description of valuation methodologies used for those assets and liabilities.
Cash and Cash Equivalents
For cash and due from banks, federal funds sold and short-term investments, the carrying amount approximates fair value. Included in cash and cash equivalents at September 30, 2020 and December 31, 2019 was $136.7 million and $77.0 million, respectively, representing cash collateral pledged to secure loan level swaps and reserves required by banking regulations.
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

The following tables present the Company’s financial instruments at their carrying and fair values as of September 30, 2020 and December 31, 2019. Fair values are presented by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2020 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$510,138	510,138	510,138	—	—
Available for sale debt securities:
Agency obligations	1,084	1,084	1,084	—	—
Mortgage-backed securities	934,171	934,171	—	934,171	—
Asset-backed securities	53,868	53,868		53,868
State and municipal obligations	70,518	70,518	—	70,518	—
Corporate obligations	40,750	40,750	—	40,750	—
Total available for sale debt securities	$1,100,391	1,100,391	1,084	1,099,307	—
Held to maturity debt securities, net of allowance for credit losses:
Agency obligations	9,100	9,088	9,088	—	—
Mortgage-backed securities	75	77	—	77	—
State and municipal obligations	428,465	449,448	—	449,448	—
Corporate obligations	8,951	9,080	—	9,080	—
Total held to maturity debt securities, net of allowance for credit losses	$446,591	467,693	9,088	458,605	—
FHLBNY stock	69,975	69,975	69,975	—	—
Equity Securities	869	869	869	—	—
Loans, net of allowance for credit losses	9,650,495	9,917,269	—	—	9,917,269
Derivative assets	117,722	117,722	—	117,722	—

Financial liabilities:
Deposits other than certificates of deposits	$8,414,553	8,414,553	8,414,553	—	—
Certificates of deposit	1,144,688	1,148,156	—	1,148,156	—
Total deposits	$9,559,241	9,562,709	8,414,553	1,148,156	—
Borrowings	1,413,029	1,424,689	—	1,424,689	—
Subordinated debentures	25,099	24,050	—	24,050	—
Derivative liabilities	126,577	126,577	—	126,577	—

		Fair Value Measurements at December 31, 2019 Using:
(Dollars in thousands)	Carrying value	Fair value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,748	186,748	186,748	—	—
Available for sale debt securities:
Mortgage-backed securities	947,430	947,430	—	947,430	—
State and municipal obligations	4,079	4,079	—	4,079	—
Corporate obligations	25,410	25,410	—	25,410	—
Total available for sale debt securities	$976,919	976,919	—	976,919	—
Held to maturity debt securities:
Agency obligations	$6,599	6,601	6,601	—	—
Mortgage-backed securities	118	122	—	122	—
State and municipal obligations	437,074	451,353	—	451,353	—
Corporate obligations	9,838	9,890	—	9,890	—
Total held to maturity debt securities	$453,629	467,966	6,601	461,365	—
FHLBNY stock	57,298	57,298	57,298	—	—
Equity Securities	825	825	825	—	—
Loans, net of allowance for credit losses	7,277,360	7,296,744	—	—	7,296,744
Derivative assets	39,305	39,305	—	39,305	—

Financial liabilities:
Deposits other than certificates of deposits	$6,368,582	6,368,582	6,368,582	—	—
Certificates of deposit	734,027	734,047	—	734,047	—
Total deposits	$7,102,609	7,102,629	6,368,582	734,047	—
Borrowings	1,125,146	1,127,569	—	1,127,569	—
Derivative liabilities	39,356	39,356	—	39,356	—

Note 10. Other Comprehensive Income
The following table presents the components of other comprehensive income, both gross and net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized (losses) gains arising during the period	$(578)	150	(428)	3,594	(980)	2,614
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	(578)	150	(428)	3,594	(980)	2,614
Unrealized gains on derivatives (cash flow hedges)	1,186	(306)	880	188	(51)	137
Amortization related to post-retirement obligations	115	(30)	85	48	(13)	35
Total other comprehensive income	$723	(186)	537	3,830	(1,044)	2,786

	Nine months ended September 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Components of Other Comprehensive Income:
Unrealized gains and losses on available for sale debt securities:
Net unrealized gains arising during the period	$20,733	(5,345)	15,388	27,291	(7,437)	19,854
Reclassification adjustment for gains included in net income	—	—	—	—	—	—
Total	20,733	(5,345)	15,388	27,291	(7,437)	19,854
Unrealized losses on derivatives (cash flow hedges)	(8,242)	2,125	(6,117)	(1,119)	306	(813)
Amortization related to post-retirement obligations	322	(83)	239	78	(21)	57
Total other comprehensive income	$12,813	(3,303)	9,510	26,250	(7,152)	19,098

The following tables present the changes in the components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the three months ended September 30,
	2020				2019
	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at June 30,	$24,562	(5,086)	(6,682)	12,794	7,635	(3,603)	(56)	3,976
Current - period other comprehensive income	(428)	85	880	537	2,614	35	137	2,786
Balance at September 30,	$24,134	(5,001)	(5,802)	13,331	10,249	(3,568)	81	6,762

	Changes in Accumulated Other Comprehensive Income (Loss) by Component, net of tax for the nine months ended September 30,
	2020				2019
	Unrealized Gains on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized (Losses) Gains on Derivatives (cash flow hedges)	Accumulated Other Comprehensive Income	Unrealized Gains (Losses) on Available for Sale Debt Securities	Post- Retirement Obligations	Unrealized Gains (Losses) on Derivatives (cash flow hedges)	Accumulated Other Comprehensive(Loss) Income
Balance at December 31,	$8,746	(5,240)	315	3,821	(9,605)	(3,625)	894	(12,336)
Current - period other comprehensive income	15,388	239	(6,117)	9,510	19,854	57	(813)	19,098
Balance at September 30,	$24,134	(5,001)	(5,802)	13,331	10,249	(3,568)	81	6,762
The following tables summarize the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the three months ended September 30,		Affected line item in the Consolidated Statement of Income
	2020	2019
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$112	48	Compensation and employee benefits (1)
	(27)	(13)	Income tax expense
Total reclassification	$85	35	Net of tax

	Reclassifications From Accumulated Other Comprehensive Income ("AOCI")
	Amount reclassified from AOCI for the nine months ended September 30,		Affected line item in the Consolidated Statement of Income
	2020	2019
Details of AOCI:
Post-retirement obligations:
Amortization of actuarial losses	$336	142	Compensation and employee benefits (1)
	(97)	(39)	Income tax expense
Total reclassification	$239	103	Net of tax
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
Non-designated Hedges. Derivatives not designated in qualifying hedging relationships are not speculative and result from a service the Company provides to certain qualified commercial borrowers in loan related transactions which, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company executes interest rate swaps with qualified commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. The interest rate swap agreement which the Company executes with the commercial borrower is collateralized by the borrower's commercial real estate financed by the Company. As the Company has not elected to apply hedge accounting and these interest rate swaps do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. At September 30, 2020 and December 31, 2019, the Company had 158 and 92 loan related interest rate swaps, respectively, with aggregate notional amounts of $2.44 billion and $1.61 billion, respectively.
The Company periodically enters into risk participation agreements ("RPAs"), with the Company functioning as either the lead institution, or as a participant when another company is the lead institution on a commercial loan. These RPAs are entered into to manage the credit exposure on interest rate contracts associated with these loan participation agreements. Under the RPAs, the Company will either receive or make a payment in the event the borrower defaults on the related interest rate contract. The Company has minimum collateral posting thresholds with certain of its risk participation counterparties, and has posted collateral of $650,000 against the potential risk of default by the borrower under these agreements. At September 30, 2020 and December 31, 2019, the Company had 13 credit derivatives, with aggregate notional amounts of $111.8 million and $106.0 million, respectively, from participations in interest rate swaps as part of these loan participation arrangements. At September 30, 2020 and December 31, 2019, the fair value of these credit derivatives were $540,000 and $47,000, respectively.
Cash Flow Hedges of Interest Rate Risk. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable payment amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges of interest rate risk are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2020 and 2019, such derivatives were used to hedge the variable cash outflows associated with FHLBNY borrowings.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s borrowings. During the next twelve months, the Company estimates that $3.5 million will be reclassified as an increase to interest expense. As of September 30, 2020, the Company had 15 outstanding interest rate derivatives with an aggregate notional amount of $640.0 million that were each designated as a cash flow hedge of interest rate risk.

The tables below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019 (in thousands):

	At September 30, 2020
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$124,995	Other liabilities	126,577
Credit contracts	Other assets	540	Other liabilities	—
Total derivatives not designated as a hedging instrument		$125,535		126,577

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$—	Other liabilities	7,813
Total derivatives designated as a hedging instrument		$—		7,813

	At December 31, 2019
	Asset Derivatives		Liability Derivatives
	Consolidated Statements of Financial Condition	Fair Value	Consolidated Statements of Financial Condition	Fair Value
Derivatives not designated as a hedging instrument:
Interest rate products	Other assets	$38,830	Other liabilities	39,356
Credit contracts	Other assets	47	Other liabilities	—
Total derivatives not designated as a hedging instrument		$38,877		39,356

Derivatives designated as a hedging instrument:
Interest rate products	Other assets	$428	Other liabilities	—
Total derivatives designated as a hedging instrument		$428		—
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income during the three and nine months ended September 30, 2020 and 2019 (in thousands).

		Gain (loss) recognized in income on derivatives for the three months ended
	Consolidated Statements of Income	September 30, 2020	September 30, 2019
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$26	2,307
Credit contracts	Other income	460	(71)
Total		$486	2,236

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$855	157
Total		$855	157

		Gain (loss) recognized in income on derivatives for the nine months ended
	Consolidated Statements of Income	September 30, 2020	September 30, 2019
Derivatives not designated as a hedging instrument:
Interest rate products	Other income	$(1,022)	212
Credit contracts	Other income	459	(56)
Total		$(563)	156

Derivatives designated as a hedging instrument:
Interest rate products	Interest expense	$875	466
Total		$875	466
The Company has agreements with certain of its dealer counterparties which contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be deemed in default on its derivative obligations.
In addition, the Company has agreements with certain of its dealer counterparties which contain a provision that if the Company fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.
At September 30, 2020, the Company had four dealer counterparties. The Company had a net liability position with respect to all four of the counterparties. The termination value for this net liability position, which includes accrued interest, was $135.5 million at September 30, 2020. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $136.1 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.
Note 12. Revenue Recognition
The Company generates revenue from several business channels. The guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) does not apply to revenue associated with financial instruments, including interest income on loans and investments, which comprise the majority of the Company's revenue. For the three months and nine months ended September 30, 2020, the out-of-scope revenue related to financial instruments was 81.9% and 83.5% of the Company's total revenue, respectively, compared to 85.8% and 87.0% for the three and nine months ended September 30, 2019, respectively. Revenue-generating activities that are within the scope of Topic 606, are components of non-interest income. These revenue streams are generally classified into three categories: wealth management revenue, insurance agency income and banking service charges and other fees.
The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in-thousands)	2020	2019	2020	2019
Non-interest income
In-scope of Topic 606:
Wealth management fees	$6,847	6,084	19,075	16,406
Insurance agency income	1,711	—	1,711	—
Banking service charges and other fees:
Service charges on deposit accounts	2,473	3,386	7,520	9,853
Debit card and ATM fees	1,693	1,474	4,167	4,271
Total banking service charges and other fees	4,166	4,860	11,687	14,124
Total in-scope non-interest income	12,724	10,944	32,473	30,530
Total out-of-scope non-interest income	7,902	7,103	19,509	15,539
Total non-interest income	$20,626	18,047	51,982	46,069

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
Insurance agency income, consisting of commissions and fees, are recognized as of the effective date of the insurance policy or the date on which the policy premium is processed into the Company's systems, whichever is later. Commission revenues related to installment billings are recognized on the later of the effective date of the policy or the invoice date. Subsequent commission adjustments are recognized upon our receipt of notification from insurance companies concerning matters necessitating such adjustments. Profit-sharing contingent commissions are recognized when determinable, which is generally when such commissions are received from insurance companies, or when we receive formal notification of the amount of such payments.
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
Note 13. Leases
On January 1, 2019, the Company adopted ASU 2016-02, "Leases" (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. The Company elected the modified retrospective transition option effective with the period of adoption, elected not to recast comparative periods presented when transitioning to the new leasing standard and adjustments, if required, are made at the beginning of the period through a cumulative-effect adjustment to opening retained earnings. The Company also elected practical expedients, which allowed the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The adoption of the new standard resulted in the Company recording a right-of-use asset and an operating lease liability of $44.9 million and $46.1 million, respectively, based on the present value of the expected remaining lease payments at January 1, 2019.
In addition, on January 1, 2019, the Company had $5.9 million of net deferred gains associated with several sale and leaseback transactions executed prior to the adoption of ASU 2016-02. In accordance with the guidance, these net deferred gains were adjusted, net of income tax, as a cumulative-effect adjustment to opening retained earnings.
All of the leases in which the Company is the lessee are classified as operating leases and are primarily comprised of real estate properties for branches and administrative offices with terms extending through 2040.
The following table represents the consolidated statements of financial condition classification of the Company’s right-of use-assets and lease liabilities at September 30, 2020 (in thousands):

	Classification	September 30, 2020	December 31, 2019
Lease Right-of-Use Assets:
Operating lease right-of-use assets	Other assets	$41,709	$41,754
Lease Liabilities:
Operating lease liabilities	Other liabilities	$42,654	$42,815
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
At September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases were 9.0 years and 3.25%, respectively.
The following tables represent lease costs and other lease information for the Company's operating leases. The variable lease cost primarily represents variable payments such as common area maintenance and utilities (in thousands):

	Three months ended September 30, 2020	Three months ended September 30, 2019
Lease Costs
Operating lease cost	$2,303	$2,127
Variable lease cost	754	727
Total lease cost	$3,057	$2,854

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Lease Costs
Operating lease cost	$6,565	$6,303
Variable lease cost	2,085	2,083
Total lease cost	$8,650	$8,386

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Operating cash flows from operating leases	$6,528	6,179
During the three and nine months ended September 30, 2020, the Company added nine new lease obligations related to the SB One acquisition. The Company recorded a $3.8 million right-of-use asset and lease liability for these lease obligations.
Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows (in thousands):

Operating leases
Twelve months ended:
Remainder of 2020	$2,322
2021	7,018
2022	6,137
2023	5,622
2024	5,219
Thereafter	23,584
Total future minimum lease payments	49,902
Amounts representing interest	7,248
Present value of net future minimum lease payments	$42,654

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
In addition, the COVID-19 pandemic continues to have an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business, financial condition and results of operations. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated, and the extent to which the economy can remain open. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to remain substantially open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; our wealth management revenues may decline with continuing market turmoil; we may face the risk of a goodwill write-down due to stock price decline; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.
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

Acquisition
SB One Bancorp Acquisition
On July 31, 2020, the Company completed its acquisition of SB One Bancorp ("SB One"), which added $2.20 billion to total assets, $1.77 billion to total loans and $1.76 billion to total deposits, and added 18 full-service banking offices in New Jersey and New York. The Company expects to close three of the acquired banking offices in the fourth quarter of 2020. As part of the acquisition, the addition of SB One Insurance Agency allows the Company to expand its products offerings to its customers to include an array of commercial and personal insurance products.
Under the merger agreement, each share of SB One common stock was exchanged for 1.357 shares of the Company's common stock. The Company issued 12.8 million shares of common stock from treasury stock, plus cash in lieu of fractional shares in the acquisition of SB One. The total consideration paid in the acquisition of SB One was $180.8 million. In connection with the acquisition, SB One Bank, a wholly owned subsidiary of SB One, was merged with and into Provident Bank, a wholly owned subsidiary of the Company.
Merger-related expenses, which are recorded in other operating expenses on the Consolidated Statements of Income, totaled $2.0 and $3.1 million for the three and nine months ended September 30, 2020, respectively, and primarily consist of consulting and legal expenses.
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
In the fourth quarter of 2019, the Company recognized a $2.8 million increase in the estimated fair value of the contingent consideration liability. While performance of the acquired business has been adversely impacted for both the three and nine months ended September 30, 2020 due to worsening economic conditions and declining asset valuations attributable to the COVID-19 pandemic, asset valuations improved in the third quarter of 2020 and management has not identified a reduction in assets under management due to a declining customer base. As a result, the $9.4 million fair value of the contingent liability was unchanged at September 30, 2020, from December 31, 2019, with maximum potential future payments totaling $11.0 million.
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
The calculation of the allowance for credit losses is a critical accounting policy of the Company. CECL requires the use of projected macroeconomic factors. The Company's current forecast period is six quarters, with a four quarter reversion period to historical average macroeconomic factors. The Company's economic forecast is approved by the Company's Asset-Liability Committee. The allowance for credit losses is a valuation account that reflects management’s evaluation of the current expected credit losses in the loan portfolio. The Company maintains the allowance for credit losses through provisions for credit losses that are charged to income. Charge-offs against the allowance for credit losses are taken on loans where management determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for credit losses.
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
Management believes the primary risks inherent in the portfolio are a general decline in the economy, a decline in real estate market values, rising unemployment or a protracted period of elevated unemployment, increasing vacancy rates in commercial investment properties and possible increases in interest rates in the absence of economic improvement. As the impact of the COVID-19 pandemic continues to unfold, the effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions. Any one or a combination of these events may adversely affect borrowers’ ability to repay the loans, resulting in increased delinquencies, credit losses and higher levels of provisions. Accordingly, the Company has provided for current expected credit losses at the current expected level to address the current risk in its loan portfolio. Management considers it important to maintain the ratio of the allowance for credit losses to total loans at an acceptable level given current and forecasted economic conditions, interest rates and the composition of the portfolio.
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
The determination of whether deferred tax assets will be realizable is predicated on the reversal of existing deferred tax liabilities and estimates of future taxable income. Such estimates are subject to management’s judgment. A valuation allowance is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items. The Company did not require a valuation allowance at September 30, 2020 or December 31, 2019.
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
Total assets at September 30, 2020 were $12.87 billion, a $3.06 billion increase from December 31, 2019. The increase in total assets was primarily due to $2.20 billion of assets acquired from SB One, which includes $22.4 million of goodwill and $10.0 million of other intangible assets, as well as an increase of $474.8 million related to commercial loans made under the Paycheck Protection Program ("PPP").
The Company’s loan portfolio increased $2.42 billion to $9.76 billion at September 30, 2020, from $7.33 billion at December 31, 2019, which included $1.77 billion of loans acquired from SB One and $474.8 million of commercial PPP loans. For the nine months ended September 30, 2020, loan originations, including advances on lines of credit, totaled $2.63 billion, compared with $2.04 billion for the same period in 2019. During the nine months ended September 30, 2020, the loan portfolio had net increases of $1.17 billion in commercial mortgage loans, $655.4 million in commercial loans, $319.2 million in multi-family mortgage loans, $242.0 million in residential mortgage loans, $32.3 million in construction loans and $15.1 million in consumer loans. Commercial real estate, commercial and construction loans represented 82.3% of the loan portfolio at September 30, 2020, compared to 80.0% at December 31, 2019.
The Company participates in loans originated by other banks, including participations designated as Shared National Credits (“SNCs”). The Company’s gross commitments and outstanding balances as a participant in SNCs were $218.2 million and $126.6 million, respectively, at September 30, 2020, compared to $213.2 million and $105.3 million, respectively, at December 31, 2019. One SNC relationship consisting of three individual loans was 90 days or more delinquent at September 30, 2020.
The Company had outstanding junior lien mortgages totaling $129.1 million at September 30, 2020. Of this total, 18 loans totaling $927,738 were 90 days or more delinquent. These loans were allocated a total loss reserve of $26,447.
The following table sets forth information regarding the Company’s non-performing assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Mortgage loans:
Residential	$9,424	8,543
Commercial	16,568	5,270
Construction	151	—
Total mortgage loans	26,143	13,813
Commercial loans	21,269	25,160
Consumer loans	1,541	1,221
Total non-performing loans	48,953	40,194
Foreclosed assets	4,720	2,715
Total non-performing assets	$53,673	42,909

The following table sets forth information regarding the Company’s 60-89 day delinquent loans as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Mortgage loans:
Residential	$7,215	2,579
Commercial	4,629	—
Multi-family	488	—
Construction	918	—
Total mortgage loans	13,250	2,579
Commercial loans	949	95
Consumer loans	862	337
Total 60-89 day delinquent loans	$15,061	3,011
At September 30, 2020, the allowance for loan losses totaled $106.3 million, representing 1.09% of total loans, or 1.16% of total loans excluding PPP, compared to $55.5 million, or 0.76% of total loans, prior to the adoption of CECL at December 31, 2019. The allowance for loan losses increased $50.8 million for the nine months ended September 30, 2020. The increase in the allowance for credit losses was attributable to elevated provisions for credit losses primarily due to the current weak economic forecast attributable to the COVID-19 pandemic and the adoption of CECL, along with $15.5 million and $13.6 million additions to the allowance for credit losses for loans and purchased credit deteriorated ("PCD") loans, respectively, related to the acquisition of the SB One loan portfolio. In addition, the Company, for the three and nine months ended September 30, 2020, had net recoveries of $59,000 and net charge-offs of $5.5 million, respectively, compared to net charge-offs of $6.0 million and $8.4 million, respectively, for the same periods in 2019.
Total non-performing loans were $49.0 million, or 0.50% of total loans at September 30, 2020, compared to $40.2 million, or 0.55% of total loans at December 31, 2019. The $8.8 million increase in non-performing loans consisted of an $11.3 million increase in non-performing commercial mortgage loans, an $881,000 increase in non-performing residential mortgage loans and a $320,000 increase in non-performing consumer loans, partially offset by a $3.9 million decrease in non-performing commercial loans.
At September 30, 2020 and December 31, 2019, the Company held foreclosed assets of $4.7 million and $2.7 million, respectively. During the nine months ended September 30, 2020, there were three additions to foreclosed assets with a carrying value of $2.6 million and 11 properties sold with a carrying value of $2.5 million and valuation charges of $556,000. Foreclosed assets acquired from SB One totaled $2.4 million. Foreclosed assets at September 30, 2020 consisted of $2.8 million of commercial real estate, $1.5 million of commercial vehicles and $400,000 of residential real estate.
Non-performing assets totaled $53.7 million, or 0.42% of total assets at September 30, 2020, compared to $42.9 million, or 0.44% of total assets at December 31, 2019.
Cash and cash equivalents were $510.1 million at September 30, 2020, a $323.4 million increase from December 31, 2019, largely due to increases in cash collateral pledged to counterparties to secure loan-level swaps and short-term investments and $78.1 million of cash and cash equivalents acquired from SB One.
Total investments were $1.62 billion at September 30, 2020, a $129.2 million increase from December 31, 2019. This increase was mainly attributable to investment securities acquired from SB One, partially offset by repayments of mortgage-backed securities, maturities and calls of certain municipal and agency bonds.
Banking premises and equipment increased $17.7 million for the nine months ended September 30, 2020, to $72.9 million, primarily due to assets acquired from SB One at a fair value of $16.6 million.
Total deposits increased $2.46 billion during the nine months ended September 30, 2020 to $9.56 billion. The increase in total deposits consisted of $1.76 billion of deposits acquired from SB One and additional net deposit growth of $698.9 million. Total core deposits, consisting of savings and demand deposit accounts, increased $2.05 billion to $8.41 billion at September 30, 2020, while total time deposits increased $410.7 million to $1.14 billion at September 30, 2020. The increase in core deposits was largely attributable to an $821.6 million increase in non-interest bearing demand deposits, which partially benefited from deposits retained from activity associated with PPP loans and government stimulus, a $511.1 million increase in interest bearing demand deposits, a $386.7 million increase in money market deposits and a $326.5 million increase in savings deposits. The increase in time deposits was largely the result of $577.3 million acquired from SB One, partially offset by the outflow of time deposits totaling $166.6 million. Core deposits represented 88.0% of total deposits at September 30, 2020, compared to 89.7% at December 31, 2019.

Borrowed funds increased $287.9 million during the nine months ended September 30, 2020, to $1.41 billion. The increase in borrowings for the period was primarily due to $201.6 million acquired from SB One and asset funding requirements. Borrowed funds represented 11.0% of total assets at September 30, 2020, a decrease from 11.5% at December 31, 2019.
Stockholders’ equity increased $187.7 million during the nine months ended September 30, 2020, to $1.60 billion, primarily due to common stock issued for the purchase of SB One, net income earned for the period and an increase in unrealized gains on available for sale debt securities, partially offset by dividends paid to stockholders, the adoption of CECL on January 1, 2020 and the related charge to equity of $8.3 million, net of tax, to establish initial allowances against credit losses and off-balance sheet credit exposures, and common stock repurchases. The Company issued 12,788,370 shares of common stock from treasury stock in the acquisition of SB One. For the nine months ended September 30, 2020, common stock repurchases totaled 455,343 shares at an average cost of $18.04, of which 49,461 shares, at an average cost of $19.69, were made in connection with withholding to cover income taxes on the vesting of stock-based compensation. At September 30, 2020, approximately 1.1 million shares remained eligible for repurchase under the current stock repurchase authorization.
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
Cash flows from loan payments and maturing investment securities are generally predictable sources of funds. Changes in interest rates, local, national and international economic conditions, along with the competitive marketplace can influence the repayment of loan principal, loan prepayments, prepayments on mortgage-backed securities and deposit flows. Cash flows may be further impacted by the COVID-19 pandemic and related government response.

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

At September 30, 2020, the Bank and the Company exceeded all current minimum regulatory capital requirements as follows:

	September 30, 2020
	Required		Required with Capital Conservation Buffer		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:(1)
Tier 1 leverage capital	$464,247	4.00%	$464,247	4.00%	$1,074,518	9.26%
Common equity Tier 1 risk-based capital	477,948	4.50	743,475	7.00	1,074,518	10.12
Tier 1 risk-based capital	637,264	6.00	902,791	8.50	1,074,518	10.12
Total risk-based capital	849,686	8.00	1,115,212	10.50	1,207,888	11.37

Company:
Tier 1 leverage capital	$464,675	4.00%	$464,675	4.00%	$1,165,320	10.03%
Common equity Tier 1 risk-based capital	480,805	4.50	747,919	7.00	1,152,433	10.79
Tier 1 risk-based capital	641,073	6.00	908,187	8.50	1,165,320	10.91
Total risk-based capital	854,764	8.00	1,121,878	10.50	1,272,647	11.91
(1) Under the FDIC's prompt corrective action provisions, the Bank is considered well capitalized if it has: a leverage (Tier 1) capital ratio of at least 5.00%; a common equity Tier 1 risk-based capital ratio of 6.50%; a Tier 1 risk-based capital ratio of at least 8.00%; and a total risk-based capital ratio of at least 10.00%.
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
General. The Company reported net income of $27.1 million, or $0.37 per basic and diluted share for the three months ended September 30, 2020, compared to net income of $31.4 million, or $0.49 per basic and diluted share for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Company reported net income of $56.4 million, or $0.84 per basic and diluted share, compared to net income of $86.7 million, or $1.34 per basic and diluted share, for the same period last year.
The Company’s earnings for the three and nine months ended September 30, 2020 were impacted by the January 1, 2020 adoption of a new accounting standard that requires the current recognition of allowances for losses expected to be incurred over the life of covered assets (“CECL”). The acquisition of SB One and changing economic forecasts attributable to the COVID-19 pandemic and projected economic recovery led to provisions for credit losses and off-balance sheet credit exposures totaling $6.7 million and $38.6 million for the three and nine months ended September 30, 2020, respectively. The Company's earnings were further impacted by COVID-19 related costs which totaled $200,000 and $1.2 million for the three and nine months ended September 30, 2020, respectively.
Net Interest Income. Total net interest income increased $8.5 million to $82.0 million for the quarter ended September 30, 2020, from $73.5 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, total net interest income decreased $1.3 million to $223.8 million, from $225.1 million for the same period in 2019. Interest income for the quarter ended September 30, 2020 increased $427,000 to $93.5 million, from $93.0 million for the same period in 2019. For the nine months ended September 30, 2020, interest income decreased $17.9 million to $263.2 million, from $281.1 million for the nine months ended September 30, 2019. Interest expense decreased $8.0 million to $11.5 million for the quarter ended September 30, 2020, from $19.5 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, interest expense decreased $16.7 million to $39.3 million, from $56.0 million for the nine months ended September 30, 2019. Both comparative periods were favorably impacted by the net assets acquired from SB One, partially offset by period-over-period compression in the net interest margin as the decrease in the yield on interest-earning assets outpaced the decline in the Company's cost of interest-bearing liabilities. This decline was tempered by growth in both average loans outstanding and lower-costing average interest-bearing and non-interest bearing core deposits. For the three and nine months ended September 30, 2019, the Company recognized the acceleration of accretion of $2.2 million in interest income upon the prepayment of loans which had been non-accruing.
The net interest margin decreased 22 basis points to 3.01% for the quarter ended September 30, 2020, compared to 3.23% for the quarter ended September 30, 2019. The weighted average yield on interest-earning assets decreased 65 basis points to 3.44% for the quarter ended September 30, 2020, compared to 4.09% for the quarter ended September 30, 2019, while the weighted average cost of interest bearing liabilities decreased 56 basis points for the quarter ended September 30, 2020 to 0.57%, compared to the third quarter of 2019. The average cost of interest bearing deposits for the quarter ended September 30, 2020 was 0.44%, compared to 0.87% for the same period last year. Average non-interest bearing demand deposits totaled $2.21 billion for the quarter ended September 30, 2020, compared to $1.51 billion for the quarter ended September 30, 2019. The average cost of all deposits, including non-interest bearing deposits, was 33 basis points for the quarter ended September 30, 2020, compared with 68 basis points for the quarter ended September 30, 2019. The average cost of borrowed funds for the quarter ended September 30, 2020 was 1.19%, compared to 2.13% for the same period last year.
For the nine months ended September 30, 2020, the net interest margin decreased 29 basis points to 3.06%, compared to 3.35% for the nine months ended September 30, 2019. The weighted average yield on interest earning assets declined 59 basis points to 3.60% for the nine months ended September 30, 2020, compared to 4.19% for the nine months ended September 30, 2019, while the weighted average cost of interest bearing liabilities decreased 38 basis points to 0.72% for the nine months ended September 30, 2020, compared to 1.10% for the same period last year. The average cost of interest bearing deposits decreased 26 basis points to 0.58% for the nine months ended September 30, 2020, compared to 0.84% for the same period last year. Average non-interest bearing demand deposits totaled $1.85 billion for the nine months ended September 30, 2020, compared with $1.47 billion for the nine months ended September 30, 2019. The average cost of all deposits, including non-interest bearing deposits, was 44 basis points for the nine months ended September 30, 2020, compared with 61 basis points for the nine months ended September 30, 2019. The average cost of borrowings for the nine months ended September 30, 2020 was 1.42%, compared to 2.13% for the same period last year.
Interest income on loans secured by real estate increased $2.5 million to $58.9 million for the three months ended September 30, 2020, from $56.4 million for the three months ended September 30, 2019. Commercial loan interest income increased $518,000 to $20.6 million for the three months ended September 30, 2020, from $20.1 million for the three months ended September 30, 2019. Consumer loan interest income decreased $343,000 to $4.3 million for the three months ended September 30, 2020, from $4.6 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, the average balance of total loans increased $1.73 billion to $8.93 billion, compared to the same period in 2019, largely due to total loans acquired from SB One. The average yield on total loans for the three months ended September 30, 2020 decreased 73 basis points to 3.71%, from 4.44% for the same period in 2019.
Interest income on loans secured by real estate decreased $4.4 million to $162.6 million for the nine months ended September 30, 2020, from $167.1 million for the nine months ended September 30, 2019. Commercial loan interest income decreased $5.6 million to $58.2 million for the nine months ended September 30, 2020, from $63.8 million for the nine months ended September 30, 2019. Consumer loan interest income decreased $2.2 million to $12.0 million for the nine months ended September 30, 2020, from $14.2 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the average balance of total loans increased $760.6 million to $7.93 billion, from $7.17 billion for the same period in 2019, primarily due to total loans acquired from SB One, and organic growth, including PPP loans. The average yield on total loans for the nine months ended September 30, 2020 decreased 65 basis points to 3.88%, from 4.53% for the same period in 2019.
Interest income on held to maturity debt securities decreased $239,000 to $2.8 million for the quarter ended September 30, 2020, compared to the same period last year. Average held to maturity debt securities decreased $20.3 million to $444.2 million for the quarter ended September 30, 2020, from $464.6 million for the same period last year. Interest income on held to maturity debt securities decreased $747,000 to $8.7 million for the nine months ended September 30, 2020, compared to the same period in 2019. Average held to maturity debt securities decreased $24.9 million to $445.9 million for the nine months ended September 30, 2020, from $470.8 million for the same period last year.
Interest income on available for sale debt securities and FHLBNY stock decreased $1.6 million to $6.3 million for the quarter ended September 30, 2020, from $7.9 million for the quarter ended September 30, 2019. The average balance of available for sale debt securities and FHLBNY stock decreased $2.7 million to $1.16 billion for the three months ended September 30, 2020, compared to the same period in 2019. Interest income on available for sale debt securities and FHLBNY stock decreased $4.9 million to $19.7 million for the nine months ended September 30, 2020, from $24.6 million for the same period last year. The average balance of available for sale debt securities and FHLBNY stock decreased $71.5 million to $1.08 billion for the nine months ended September 30, 2020.
The average yield on total securities decreased to 2.12% for the three months ended September 30, 2020, compared with 2.71% for the same period in 2019. For the nine months ended September 30, 2020, the average yield on total securities decreased to 2.31%, compared with 2.80% for the same period in 2019.
Interest expense on deposit accounts decreased $4.3 million to $7.4 million for the quarter ended September 30, 2020, compared with $11.7 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, interest expense on deposit accounts decreased $7.9 million to $26.0 million, from $33.9 million for the same period last year. The average cost of interest bearing deposits decreased to 0.44% for the third quarter of 2020 and 0.58% for the nine months ended September 30, 2020, from 0.87% and 0.84% for the three and nine months ended September 30, 2019, respectively. The average balance of interest bearing core deposits for the quarter ended September 30, 2020 increased $1.23 billion to $5.78 billion. For the nine months ended September 30, 2020, average interest bearing core deposits increased $627.1 million, to $5.25 billion, from $4.62 billion for the same period in 2019. The increase in average core deposits for both the three and nine months ended September 30, 2020 was largely due to deposits acquired from SB One, combined with organic growth, activity associated with PPP loans and government stimulus. Average time deposit account balances increased $130.4 million, to $957.5 million for the quarter ended September 30, 2020, from $827.1 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, average time deposit account balances decreased $23.6 million, to $778.8 million, from $802.4 million for the same period in 2019.
Interest expense on borrowed funds decreased $3.9 million to $3.9 million for the quarter ended September 30, 2020, from $7.8 million for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, interest expense on borrowed funds decreased $8.9 million to $13.1 million, from $22.1 million for the nine months ended September 30, 2019. The average cost of borrowings decreased to 1.19% for the three months ended September 30, 2020, from 2.13% for the three months ended September 30, 2019. The average cost of borrowings decreased to 1.42% for the nine months ended September 30, 2020, from 2.13% for the same period last year. Average borrowings decreased $152.5 million to $1.29 billion for the quarter ended September 30, 2020, from $1.45 billion for the quarter ended September 30, 2019. For the nine months ended September 30, 2020, average borrowings decreased $152.8 million to $1.23 billion, compared to $1.39 billion for the nine months ended September 30, 2019.
Provision for Credit Losses. Provisions for credit losses are charged to operations in order to maintain the allowance for credit losses at a level management considers necessary to absorb projected credit losses that may arise over the expected term of each loan in the portfolio. In determining the level of the allowance for credit losses, management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or later events change. Management assesses the adequacy of the allowance for credit losses on a quarterly basis and makes provisions for credit losses, if necessary, in order to maintain the valuation of the allowance.
The Company recorded provisions for credit losses of $6.4 million and $32.0 million for the three and nine months ended September 30, 2020, respectively, compared with provisions of $500,000 and $10.2 million for the three and nine months ended September 30, 2019, respectively. The increase in the provision for credit losses for the three months ended September 30, 2020 compared to the same period in 2019 was related to the January 1, 2020 adoption of CECL and a $15.5 million provision for credit losses related to the acquisition of the SB One loan portfolio, partially offset by a $9.1 million reversal attributable to a still concerning, but improved economic forecast when compared with the trailing quarter. The increase in the provision for credit losses for the nine months ended September 30, 2020 compared to the same period in 2019 was related to the January 1, 2020 adoption of CECL, the current weak economic forecast attributable to the COVID-19 pandemic and a $15.5 million provision for credit losses related to the acquisition of the SB One loan portfolio. Future credit loss provisions are subject to significant uncertainty given the undetermined nature of prospective changes in economic conditions, as the impact of the COVID-19 pandemic continues to unfold. The effectiveness of medical advances, government programs, and the resulting impact on consumer behavior and employment conditions will have a material bearing on future credit conditions and reserve requirements.
Non-Interest Income. Non-interest income totaled $20.6 million for the quarter ended September 30, 2020, an increase of $2.6 million, compared to the same period in 2019. Non-interest income for the three months ended September 30, 2020, included two months of income associated with the operation of the former SB One franchise. Insurance agency income, a new revenue opportunity for the Company resulting from the SB One acquisition, totaled $1.7 million for the quarter ended September 30, 2020. Other income increased $1.6 million to $4.7 million for the three months ended September 30, 2020, compared to the quarter ended September 30, 2019, primarily due to a $1.2 million increase in net fees on loan-level interest rate swap transactions, a $171,000 increase in net gains on the sale of foreclosed real estate and a $159,000 increase in net gains on the sale of fixed assets. Wealth management income increased $763,000 to $6.8 million for the three months ended September 30, 2020. The increase was largely a function of market improvements in the value of assets under management and an increase in managed mutual fund fees. Also, income from Bank-owned life insurance ("BOLI") increased $372,000 to $1.6 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in benefit claims, partially offset by lower equity valuations. Partially offsetting these increases, fee income decreased $1.9 million to $5.7 million for the three months ended September 30, 2020, compared to the same period in 2019, largely due to a $1.0 million decrease in commercial loan prepayment fees and an $850,000 decrease in deposit related fees. The decrease in fee income is largely due to the effects of COVID-19 on consumer and business activities.
For the nine months ended September 30, 2020, non-interest income totaled $52.0 million, an increase of $5.9 million, compared to the same period in 2019. Other income increased $4.9 million to $9.7 million for the nine months ended September 30, 2020, compared to $4.8 million for the same period in 2019, due to a $3.9 million increase in net fees on loan-level interest rate swap transactions, an $800,000 increase in net gains on the sale of fixed assets and a $684,000 increase in net gains on the sale of foreclosed real estate, partially offset by a $300,000 decrease in net gains from the sale of loans. Wealth management income increased $2.7 million to $19.1 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to fees earned on assets under management acquired in the April 1, 2019 Tirschwell & Loewy ("T&L") acquisition, partially offset by a decrease in managed mutual fund fees. Also, insurance agency income totaled $1.7 million derived from the July 31, 2020 acquisition of SB One. Partially offsetting these increases, fee income decreased $3.4 million, primarily due to a $2.1 million decrease in deposit related fees, an $838,000 decrease in commercial loan prepayment fees and a $100,000 decrease in non-deposit investment fee income, all largely due to the effects of COVID-19 on consumer and business activities.
Non-Interest Expense. For the three months ended September 30, 2020, non-interest expense totaled $59.8 million, an increase of $10.0 million, compared to the three months ended September 30, 2019. Non-interest expense for the three months ended September 30, 2020, included non-recurring costs related to the acquisition of SB One and two months of expenses associated with the operation of the former SB One franchise. Compensation and benefits expense increased $6.3 million to $35.7 million for the three months ended September 30, 2020, compared to $29.4 million for the same period in 2019. This increase was principally due to an increase in salary expense associated with the addition of former SB One employees, COVID-19 supplemental pay for branch employees and an increase in severance expense, partially offset by a decrease in stock-based compensation. Other operating expenses increased $1.9 million to $9.8 million for the three months ended September 30, 2020, compared to the same period in 2019, largely due to increases in legal and consulting expenses, which included $1.8 million related to the acquisition of SB One. FDIC insurance increased $1.2 million due to the addition of SB One, along with increases in both the insurance assessment rate and total assets subject to assessment. Data processing expense increased $912,000 to $5.0 million for the three months ended September 30, 2020, compared with the same period in 2019, primarily due to increases in software subscription service expense and on-line banking costs. Partially offsetting these increases, credit loss expense for off-balance sheet credit exposures under the CECL standard was reduced $575,000 in the quarter, due to a decrease in loss factors associated with the current economic forecast, partially offset by an increase in the pipeline of loans approved awaiting closing, largely due to the addition of the SB One loan pipeline.
Non-interest expense totaled $169.2 million for the nine months ended September 30, 2020, an increase of $21.3 million, compared to $147.8 million for the nine months ended September 30, 2019. Compensation and benefits expense increased $9.4 million to $96.1 million for the nine months ended September 30, 2020, compared to $86.7 million for the nine months ended September 30, 2019, primarily due to an increase in salary expense associated with the addition of former SB One and T&L employees, an increase in severance expense and COVID-19 supplemental pay for branch employees, partially offset by the increased deferral of salary expense related to PPP loan originations. For the nine months ended September 30, 2020, credit loss expense for off-balance sheet credit exposures was $5.7 million related to the January 1, 2020 adoption of CECL, and the subsequent increase in loss factors due to the current economic forecast, increase in the pipeline of loans approved awaiting closing and an increase in availability on committed lines of credit due to below average utilization. Other operating expenses increased $3.8 million to $26.4 million for the nine months ended September 30, 2020, compared to the same period in 2019, largely due to an increase in legal and consulting expenses related to the SB One transaction and a market valuation adjustment on foreclosed real estate. Data processing expense increased $2.0 million to $14.4 million for the nine months ended September 30, 2020, compared to $12.4 million for the same period in 2019, principally due to increases in software subscription service expense and on-line banking costs. FDIC insurance increased $786,000 for the nine months ended September 30, 2020, primarily due to the addition of SB One and increases in both the insurance assessment rate and total assets subject to assessment. Partially offsetting these increases, net occupancy expense decreased $267,000 to $19.4 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to reductions in snow removal, depreciation expenses and branch closures, partially offset by additional occupancy expense related to SB One.
Income Tax Expense. For the three months ended September 30, 2020, the Company’s income tax expense was $9.3 million with an effective tax rate of 25.5%, compared with income tax expense of $9.9 million with an effective tax rate of 24.0% for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Company's income tax expense was $18.3 million with an effective tax rate of 24.5%, compared with $26.4 million with an effective tax rate of 23.4% for the nine months ended September 30, 2019. The decreases in tax expense for the three and nine months ended September 30, 2020 compared with the same periods in 2019 were largely the result of decreases in taxable income, while the increases in the effective tax rates for the three and nine months ended September 30, 2020 compared with the same periods in 2019 were primarily due to increased projections of taxable income for the remainder of the year and decreases in the proportion of income derived from tax exempt sources to total pre-tax income.

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
The following table sets forth the results of a twelve-month net interest income projection model as of September 30, 2020 (dollars in thousands):

Change in interest rates (basis points) - Rate Ramp	Net Interest Income
	Dollar Amount	Dollar Change	Percent Change
-100	$326,241	$(10,885)	(3.2)%
Static	337,126	—	—
+100	339,822	2,696	0.8
+200	341,120	3,994	1.2
+300	341,971	4,845	1.4

The preceding table indicates that, as of September 30, 2020, in the event of a 300 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, net interest income would increase 1.4%, or $4.8 million. In the event of a 100 basis point decrease in interest rates, net interest income would decrease 3.2%, or $10.9 million over the same period.

Another measure of interest rate sensitivity is to model changes in economic value of equity through the use of immediate and sustained interest rate shocks. The following table illustrates the result of the economic value of equity model as of September 30, 2020 (dollars in thousands):

	Present Value of Equity			Present Value of Equity as Percent of Present Value of Assets
Change in interest rates (basis points)	Dollar Amount	Dollar Change	Percent Change	Present Value Ratio	Percent Change
-100	$1,249,446	$(271,227)	(17.8)%	9.6%	(18.7)%
Flat	1,520,673	—	—	11.8	—
+100	1,530,725	10,052	0.7	12.1	2.7
+200	1,555,203	34,530	2.3	12.5	6.2
+300	1,566,332	45,659	3.0	12.9	8.9
The preceding table indicates that as of September 30, 2020, in the event of an immediate and sustained 300 basis point increase in interest rates, the present value of equity is projected to increase 3.0%, or $45.7 million. If rates were to decrease 100 basis points, the present value of equity would decrease 17.8%, or $271.2 million.
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
Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) were evaluated at the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. The Company’s internal control over financial reporting was modified due to the January 1, 2020 adoption of CECL and controls related to SB One.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2020 through July 31, 2020	69,045	$13.90	69,045	1,139,892
August 1, 2020 through August 31, 2020	302	13.65	302	1,139,590
September 1, 2020 through September 30, 2020	202	12.81	202	1,139,388
Total	69,549	13.90	69,549
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
101
The following financial statements from the Company’s Quarterly Report to Stockholders on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT FINANCIAL SERVICES, INC.

Date:	November 9, 2020	By:	/s/ Christopher Martin
Christopher Martin
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Thomas M. Lyons
Thomas M. Lyons
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2020	By:	/s/ Frank S. Muzio
Frank S. Muzio
Executive Vice President and Chief Accounting Officer